Form 10-Q
period 1995-04-01
ANAREN MICROWAVE INC
filed 1995-05-15
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q



(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

                         Commission file number 0-6620

                             ANAREN MICROWAVE, INC.
             (Exact name of Registrant as specified in its Charter)

            New York                                 16-0928561
    (State of incorporation)              (I.R.S Employer Identification No.)

       6635 Kirkville Road                            13057
       East Syracuse, New York                      (Zip Code)
       (Address of principal
       executive offices)

Registrant's telephone number, including area code:  315-432-8909

                                      N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                                     ---

     The number of shares of Registrant's Common Stock outstanding on May 5, 1995 was 3,937,342.

                             ANAREN MICROWAVE, INC.

                                     INDEX

   PART I -- FINANCIAL INFORMATION                                      Page No.
                                                                        -------

       Item 1. Financial Statement (Unaudited)

               Consolidated Balance Sheets                                 3
               April 1, 1995 and July 2, 1994

               Consolidated Statements of Earnings                         4
               Thirteen weeks ended April 1, 1995
               and March 26, 1994

               Consolidated Statements of Earnings                         5
               Thirty-nine weeks ended April 1, 1995
               and March 26, 1994

               Consolidated Statements of Cash Flows -                     6
               Thirty-nine weeks ended April 1, 1995
               and March 26, 1994

               Notes to Consolidated Condensed Financial
               Statements - April 1, 1995                                  7

       Item 2. Management's Discussion and Analysis                        11
               of Financial Condition and Results of Operations



   PART II -- OTHER INFORMATION


       Item 6. Exhibits and Reports on Form 8-K                            16

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                         April 1, 1995 and July 2, 1994



                                                      Unaudited
                                                    April 1, 1995      July 2, 1994
                                                    -------------     -------------
               Assets
Current assets:
    Cash and cash equivalents                        $   2,177,131    $   3,556,517
    Receivables, less allowance of $13,000               4,889,853        7,060,127
    Refundable Income Taxes                                 69,444          101,190
    Inventories                                          8,226,902        8,724,141
    Prepaid expenses                                       291,789          290,931
    Deferred income taxes                                     --               --
                                                     -------------    -------------
                Total current assets                    15,655,119       19,732,906

Property, plant and equipment                           27,437,203       27,129,116
    Less accumulated depreciation and amortization     (20,385,477)     (19,086,810)
                                                     -------------    -------------
                Net property, plant and equipment        7,051,726        8,042,306

Other assets, net                                           86,255          166,309
                                                     -------------    -------------

                                                     $  22,793,100    $  27,941,521
                                                     =============    =============

    Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of long-term debt           $     753,399    $   1,092,858
    Accounts payable                                       576,018          536,454
    Accrued expenses                                       412,026          288,940
    Provision for losses on contracts                    1,300,837        1,570,000
                                                     -------------    -------------
                Total current liabilities                3,042,280        3,488,252

Postretirement Benefit Obligation                        1,013,996        1,013,996
Deferred income taxes                                         --               --
Long-term debt, less current installments                1,256,103        1,760,165
                                                     -------------    -------------
                Total liabilities                        5,312,379        6,262,413

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
      12,000,000 shares; issued 4,829,616 shares
      at April 1, 1995 and 4,824,216 shares
      at July 2, 1994                                       48,296           48,242
    Additional paid-in capital                          14,989,363       14,981,992
    Retained earnings                                    4,455,139        7,201,673
                                                     -------------    -------------
                                                        19,492,798       22,231,907
    Less cost of 892,274 and 399,974 shares in
     treasury at April 1, 1995 and July 2, 1994          2,012,077          552,799
                                                     -------------    -------------

                Total stockholders' equity              17,480,721       21,679,108
                                                     -------------    -------------

                                                     $  22,793,100    $  27,941,521
                                                     =============    =============



   See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                 Consolidated Condensed Statements of Earnings

                                                                  Unaudited
                                                            For the 13 Wks. Ended:
                                                      April 1, 1995       March 26, 1994
                                                     (Current Year)      (Preceding Year)
                                                     --------------      ----------------
Net Sales                                            $  4,684,707         $  4,334,380

Costs and expenses
    Costs of sales                                      3,191,757            2,882,221
    Marketing, including sales commissions                822,851              714,066
    General and administrative                            528,165              582,241
    Research and development                              264,742              136,994
    Restructuring                                            --                   --
                                                     ------------         ------------

    Total costs and expenses                            4,807,515            4,315,522
                                                     ------------         ------------

Income (loss) from operations                            (122,808)              18,858

Other income                                               40,449               56,595
Interest expense                                          (41,913)             (63,126)
                                                     ------------         ------------

Earnings (loss) before income taxes
  and cumulative effect of change
  in accounting principle                                (124,272)              12,327

Total taxes on income                                        --                  5,000
                                                     ------------         ------------

Income (loss) before cumulative
  effect of change in
  accounting principle                                   (124,272)               7,327

Cumulative  effect at June 27, 1993 of change
  in accounting for post  retirement benefits
  other than pensions, net of income tax
  benefit of $0                                              --                   --
                                                     ------------         ------------

Net (loss) income                                    $   (124,272)        $      7,327
                                                     ============         ============

Earnings (loss) per share
  Earnings (loss) before cumulative
  effect of change in accounting principles          $       (.04)        $       --
Cumulative effect of change in accounting
  for post retirement benefits other than pensions           --                   --
                                                     ------------         ------------

Earnings (loss) per share                            $       (.04)        $       --
                                                     ============         ============

Dividends per share                                  $       --           $       --
                                                     ============         ============


See accompanying notes to consolidated financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                  Consolidated Condensed Statement of Earnings


                                                                Unaudited
                                                          For the 39 Wks. Ended:
                                                     April 1, 1995      March 26, 1994
                                                     (Current Year)    (Preceding Year)
                                                     --------------    ----------------
Net Sales                                            $ 11,794,489        $ 14,175,358

Costs and expenses
    Costs of sales                                      8,679,486           9,813,599
    Provision for losses on contracts                   1,050,000                --
    Marketing, including sales commissions              2,314,563           2,100,365
    General and administrative                          1,543,332           1,720,897
    Research and development                              555,660             442,532
    Restructuring                                         360,000                --
                                                     ------------        ------------

    Total costs and expenses                           14,503,041          14,077,393
                                                     ------------        ------------

Income (loss) from operations                          (2,708,552)             97,965

Other income                                              119,463             248,835
Interest expense                                         (157,445)           (206,626)
                                                     ------------        ------------

Earnings (loss) before income taxes
  and cumulative effect of change
  in accounting principle                              (2,746,534)            140,174

Total taxes on income                                        --                55,000
                                                     ------------        ------------

Income (loss) before cumulative
  effect of change in
  accounting principle                                 (2,746,534)             85,174

Cumulative effect at June 27, 1993 of change
   in accounting for post retirement benefits
   other than pensions, net of income tax
   benefit of $0                                             --              (994,727)
                                                     ------------        ------------

Net earnings (loss)                                  $ (2,746,534)       $   (909,553)
                                                     ============        ============

Earnings (loss) per share
  Earnings (loss) before cumulative
  effect of change in accounting principles          $       (.67)       $        .01
Cumulative effect of change in accounting
  for post retirement benefits other than pensions           --                  (.22)
                                                     ------------        ------------

Earnings (loss) per share                            $       (.67)       $       (.21)
                                                     ============        ============

Dividends per share                                  $       --          $       --
                                                     ============        ============


See accompanying notes to consolidated financial statements.

                    ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                            Thirty-nine Weeks Ended:
                        April 1, 1995 and March 26, 1994


                                                       1995            1994
                                                       ----            ----
Cash Flows From Operating Activities:
     Net Earnings (loss)                           $(2,746,534)   $  (909,553)
     Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
         Depreciation and amortization of
           property, plant and equipment             1,298,667      1,264,488
         Provision for losses on contracts            (269,163)          --
         Amortization of intangibles                    80,054         39,960
         Gain on sale of equipment                        --         (108,427)
         Cumulative effect of change in
           accouting principle                            --          994,727
         Changes in:
           Receivables                               2,170,274      1,680,859
           Refundable income taxes                      31,746          2,140
           Inventories                                 497,239       (840,195)
           Prepaid expenses                               (858)       (84,863)
           Accounts payable                             39,564        181,549
           Accrued expenses                            123,086        (47,494)
                                                   -----------    -----------
             Net cash provided by                    1,224,075      2,173,191
               operating activities

Cash Flows From Investing Activities:
     Capital expenditures                             (308,087)      (510,751)
     Proceeds from sale of equipment                      --          825,000
     Other Asset Expenditures                             --          (69,086)
                                                   -----------    -----------
             Net cash provided (used in)
               investing activities                   (308,087)       245,163
                                                   -----------    -----------
Cash Flows From Financing Activities:
     Principal payments on long-term debt             (480,016)      (441,574)
     Net borrowings under revolving line
       of credit and overdrafts                       (363,505)       256,078
     Purchases of treasury stock                    (1,459,278)       (28,465)
     Proceeds from Issuance of Common Stock              7,425         19,800
                                                   -----------    -----------
             Net cash provided by (used in)
               financing activities                 (2,295,374)      (194,161)

             Net increase (decrease) in cash
               and cash equivalents                 (1,379,386)     2,224,193

Cash and cash equivalents at beginning of period     3,556,517      4,171,880
                                                   -----------    -----------
Cash and cash equivalents at end of period         $ 2,177,131    $ 6,396,073
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                    $   138,351    $   190,344
                                                   ===========    ===========
       Income taxes                                $    30,013    $    52,860
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The accompanying financial statements and notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company's annual report for the year ended July 2, 1994.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 1, 1995, and the results of operations and cash flows for the thirty-nine weeks ended April 1, 1995 and March 26, 1994.

The income tax rate for interim statement purposes is based on estimates of income and tax credits for the entire year.

NOTE 1:    Inventories

           Inventories at April 1, 1995 and July 2, 1994 are summarized as follows:

                                              April 1                  July 2
                                              -------                  ------
               Raw Materials                $ 3,118,502             $ 3,616,191
               Work in process                5,344,233               4,234,333
               Finished Goods                   697,167                 873,617
                                            -----------             -----------
                                            $ 9,159,902             $ 8,724,141
               Less progress payments
                on contracts                    933,000                   --
                                            -----------             -----------
                                            $ 8,226,902             $ 8,724,141
                                            ===========             ===========



NOTE 2:    Property, Plant and Equipment

           Property, plant and equipment at April 1, 1995 and July 2, 1994 are shown in the following summary:

                                                April 1                July 2
                                                -------                ------
               Land and Land improvements     $ 1,362,050           $ 1,362,050
               Buildings and improvements       5,091,997             5,091,997
               Machinery and equipment         20,983,156            20,675,069
                                              -----------            ----------
                                              $27,437,203           $27,129,116
                                              ===========           ===========

NOTE 3:   Long-Term Debt

          Long-term debt at April 1, 1995 and July 2, 1994 is comprised of the following:

                                                    April 1           July 2
                                                    -------           ------


               75% of prime rate Industrial
                 Development Revenue Bonds, due
                 in semi-annual installments
                 through May 1, 2000              $ 1,246,667       $ 1,360,001

               Capitalized lease obligations          755,106         1,121,789
               Revolving Line of Credit                 7,729           371,233
                                                  -----------       -----------
                                                  $ 2,009,502       $ 2,853,023
               Less Current Installments              753,399         1,092,858
                                                  -----------       -----------
                                                  $ 1,256,103       $ 1,760,165
                                                  ===========       ===========



NOTE 4:    Per Share Data

           Per share data are based on a weighted average of 4,082,687 common shares issued and outstanding.

NOTE 5:    Income Taxes

           Effective June 27, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on a prospective basis. The cumulative effect of the initial adoption of Statement 109 was insignificant. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates.

           Pursuant to the deferred method under APB Opinion 11, which was applied in fiscal 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable in the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

           Deferring tax assets and liabilities at April 1, 1995 and July 2, 1994 are summarized as follows:

                                                        April 1        July 2
                                                        -------        ------

               Gross deferred tax assets             $ 3,314,708    $ 2,380,908
               Less valuation allowance               (2,628,311)    (1,694,511)
                                                     -----------    -----------
               Net deferred tax assets                   686,397        686,397

               Gross deferred tax liabilities           (686,397)      (686,397)
                                                     -----------    -----------
               Net deferred taxes                    $         0    $         0

           The valuation allowance for the deferred tax assets as of April 1, 1995 and July 2, 1994 was $2,628,311 and $1,694,511, respectively.
           The net change in the total valuation allowance for the nine months ended April 1, 1995 was an increase of $933,800. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at April 1, 1995.

NOTE 6:    Postretirement Benefits

           The Company provides medical coverage for current and future eligible retirees of Anaren Microwave, Inc. plus their eligible dependents. Employees generally become eligible for retiree medical coverage by retiring from the Company on immediate pension after attaining at least age 55 with 15 years of service. (Current active employees at June 27, 1993 are eligible by retiring after attaining at least age 55 with 10 years of service.) Existing retirees at June 27, 1993 pay approximately $30 per month for health care coverage and the Company is responsible for paying the remaining costs. For this group, any increase in health care coverage costs for retired employees will be shared by the Company and retirees on a fifty-fifty basis, while any increase in coverage costs for retiree dependents will be totally paid by the retirees. For eligible new retirees (employees retiring after June 26, 1993), the Company will contribute a fixed dollar amount towards the cost of the medical plan. Any future cost increases for the retiree medical program for these participants retiring after June 26, 1993 will be charged to the retiree.

           The Company adopted Statement of Financial Accounting Standards No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions (FAS 106), effective June 27, 1993. FAS 106 changed the practice of accounting for the costs of health insurance coverage for retired employees on a pay-as-you-go (cash) basis by requiring an accrual for the expected future benefit expense during the period of employment. The Company elected to immediately recognize the Accumulated Postretirement Benefit Obligation ("APBO") of $994,727 in the quarter ended September 25, 1993. Net periodic postretirement benefit expense for fiscal 1995 is expected to be approximately $101,000, consisting of service costs of $27,000 and interest costs of $74,000.

           The components of the accumulated postretirement benefit obligation included in the Company's balance sheet April 1, 1995 are as follows:

                                                                      Amount
                                                                      ------
                Retirees at June 26, 1993                          $  574,432
                Fully eligible active employees                       136,281
                Other active participants                             303,283
                                                                   ----------
                Accrued Postretirement Benefit Cost                $1,013,996

           The discount rate used in determining the APBO was 7.5%. For measurement purposes in determining the amount of the APBO for retirees retired prior to June 27, 1993, a 14% annual rate of increase in the health care cost trend rate was assumed initially decreasing 1% per year through 1996, then decreasing 0.5% per year from 1997 through 2005 and thereafter remaining at 5%. Because the Company contributes a fixed dollar amount to the plan for the "active" employee group, the medical trend rate does not affect the calculation of the APBO or net periodic expense for this group of plan participants.

NOTE 7:    52/53 Weeks Fiscal Year

           Beginning with fiscal year 1992, the Company switched to a 52/53 week fiscal year from the previous twelve month fiscal year. Fiscal 1995 will be 52 weeks and will end on July 1, 1995.

NOTE 8:    Restructuring

           In November 1994 the Company implemented a restructuring program designed to reduce overhead costs and improve operating efficiencies. This program included severance of employees and reorganization of the manufacturing and engineering functions of the Company. A restructuring charge, which consists solely of severance costs, is shown as a separate line item in the accompanying consolidated statement of operations.

Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of Operations for the third quarter of fiscal 1995 improved significantly over those of the previous second quarter ended December 31, 1994 as sales levels rose almost $1,500,000 and the level of loss fell to $125,000 compared to the $2,500,000 loss recorded in the second quarter. Despite these third quarter improvements in operating performance, the results of operations for the first nine months of fiscal 1995 continues to reflect the overall decline in the worldwide defense market and the production problems with the Ground Based Radar program suffered by the Company during the first six months of the current fiscal year.

Net sales for the first nine months of fiscal 1995 declined 17% compared to the same period in fiscal 1994 and the Company incurred a net loss of ($2,746,534) due to the decline in revenue, higher marketing and R & D expense and two second quarter charges against earnings for severance costs ($360,000) incurred for personnel reductions and additional expected losses on contracts in progress ($1,050,000).

The 17% decline in sales revenue in the first nine months of fiscal 1995 compared to the same period in fiscal 1994 was due to a $2,600,000 drop in shipments of DFD products and a $2,400,000 decline in sales of DRFM products. During this same period, the decline in sales in the above product areas was partially offset by a $700,000 increase in sales of Component products and a $2,000,000 rise in shipments of ESM Receiver and Special Project products, which included a $230,000 increase in sales of Anaren Microwave, Ltd., the Company's British foreign subsidiary.

Shipments of DFD products fell $2,600,000, or 45%, in the first nine months of fiscal 1995 versus the same period in fiscal 1994. The decrease was due to lower unit volume on a number of both domestic and foreign defense programs in this product area. These programs, which include the Northrop ALQ-135 program, Loral Federal Systems STAR program and a Deutche German Jammer program represented approximately $2,900,000 worth of shipments in the first half of fiscal 1994 compared to $1,225,000 in shipments in the first nine months of fiscal 1995. Additionally, in the first six months of fiscal 1994, (last year) the Company was able to record a one time sale of $277,000 for the termination claim for the DFD portion of the ASPJ program which had been previously canceled by the U.S. Navy. At April 1, 1995 firm backlog for DFD products was $1,800,000 of which approximately 50% is expected to ship in the fourth quarter of fiscal 1995.

Shipments of DRFM products fell $2,400,000, or 87%, in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994 due mainly to the low level of backlog in this product area at beginning of fiscal 1995 ($670,000) compared with backlog of $3,500,000 at the beginning of fiscal 1994. Although customer interest in DRFM technology remains high, new orders of DRFM products totaled only $910,000 during the first three quarters of fiscal 1995 and the Company does not expect any significant new order in this product line until the first half of fiscal 1996. Current backlog for DRFM products was approximately $1,000,000 at April 1, 1995 all of which is expected to ship in fiscal 1996.

Sales revenue from ESM receivers and Special Project products rose by $2,000,000 in the first thirty-nine weeks of fiscal 1995 compared to the same period in fiscal 1994. The majority of this increase was due to $1,800,000 in billing for ESM receiver production work in the current quarter versus only $800,000 in sales for repair parts in the first nine months of the previous year. Sales in this product area in the first nine months of fiscal

1995 were further augmented by a billing of $720,000 by the Company under a $1,200,000 study contract currently being completed for the U.S. Navy and a $230,000 increase in sales by Anaren Microwave, Ltd., the Company's British subsidiary, due to higher simulator and system spare part sales.

Shipment of MIC and Component products increase 14% in first thirty-nine weeks of fiscal 1995 compared to the same period in fiscal 1994 due to a $1,000,000 increase in third quarter fiscal 1995 revenues in this product area versus the same period in fiscal 1994. This increase was the result of bringing the U.S. Army Ground Based Radar program, which the Company is currently producing for Raytheon Company under a $3,000,000 contract, into full factory production at the end of January 1995. Shipments under this contract were severely limited in the first six months of fiscal 1995 due to difficulties in meeting the customers technical specifications and manufacturing process problems. During the second quarter of fiscal 1995, the Company received some technical relief from the customer and during January 1995 many of the manufacturing process problems were resolved allowing for a tripling of shipment volume on this program in the last two months of the just completed third quarter. At April 1, 1995 firm backlog for this program was $1,900,000 of which $1,250,000 is expected to ship in the fourth quarter of fiscal 1995 and the remainder in the first quarter of fiscal 1996.

Losses for the first nine months of fiscal 1995 were $(2,746,534) compared to $(909,553) for the first nine months of the prior fiscal year, which included a $994,727 charge for the cumulative effect of the accounting change for FASB No.
106. The drop in earnings was a direct result of the declining sales levels, falling margins brought about by production problems, and the recording of provisions for both severance costs and an additional anticipated contract loss provision amounting to $360,000 and $1,050,000, respectively, in the second quarter of fiscal 1995.

The Company recorded a $1,050,000 charge against earnings in the second quarter of fiscal 1995 which reflected an additional provision for projected losses on fixed price contracts. This charge, which reduced earnings by $1,050,000 for both the previous second quarter of fiscal 1995 and nine months ended April 1, 1995, represented expected additional cost overruns on production contracts expected to ship in the second half of fiscal 1995 and the first quarter of fiscal 1996. Principal among these contracts is the Army Ground Based Radar program which represented approximately $2,760,000 in projected second half fiscal 1995 and first quarter fiscal 1996 revenues. This contract was previously identified by the Company as being in a loss position at the end of fiscal 1994 and anticipated cost overruns were recorded at that time as part of a $1,570,000 loss provision. This additional loss provision was necessary due to process problems identified during the second quarter of fiscal 1995 which required significant additional engineering expenditures and increased estimates for labor, material and scrap costs to complete the program. The program is currently projected to loose approximately $2,000,000 million, which represents a large majority of the $2,620,000 million loss provision made during the past nine months.

During this same second quarter period, the Company recorded a $360,000 restructuring charge against earnings representing severance and outplacement costs for reductions in overhead personnel made to improve our competitive position in the new defense/commercial business environment.

Gross margin on sales for the first nine months of fiscal 1995 was 26%, a five percentage point decline over gross margins of 31% for the first nine months of the prior year. This decline in gross margin was caused by higher fixed overhead costs due to the significant drop in shipment during the period, compared to the prior year, and process problems with the Ground Based Radar program which resulted in significant increases in both scrap and rework costs during the second quarter of the current fiscal year. Through April 1, 1995 approximately $1,325,000 of costs incurred in building products for shipment during the first nine months of fiscal 1995 were charged against the allowance for contract losses established at the end of the fiscal 1994 and increased by $1,050,000 during the second quarter of fiscal 1995. These expenses represent cost overruns incurred on units shipped during the first nine months of fiscal 1995 which had previously been identified and provided for when the allowance was established. The Company expects that gross margin levels will improve in fiscal 1996 as shipment levels improve.

Research and development expense was $556,000 for the first nine months of fiscal 1995, up 25% over $443,000 for the same period in fiscal 1994. This increase reflects a significant rise in prototype development for the Company's new commercial product lines. Current development efforts are being concentrated on adapting existing Company technologies to produce new component products which are suitable for use in the wireless communications market. Research and development expenditures are expected to fluctuate in the future based on sales levels and new product requirements.

Marketing expense rose 10% in the first nine months of fiscal 1995 compared to the same period in the previous fiscal year. This increase was caused by additional personnel and advertising expenses incurred to begin penetrating the wireless communications market. This is a new business area for the Company and this investment is not expected to be reflected in significant new sales in this market until fiscal 1996 and 1997.

General and administrative expense fell 10% in the first three quarters of fiscal 1995 compared to the first three quarters of fiscal 1994. This reduction was the result of lower travel and professional service expenses and continuing reductions in personnel through attrition and reassignments. General and administrative expense for the remainder of fiscal 1995 is expected to run approximately 9-10% below fiscal 1994 levels.

Interest expense fell 24% in the first nine months of fiscal 1995 compared to the same period in the previous year. This decline reflects the lower level of debt outstanding over the current period versus last year, which more than offset the general rise in rates experienced during the past nine months.

Other income fell $130,000 in the first three quarters of fiscal 1995 compared to the same period in fiscal 1994. Although investable cash balances and interest rates were comparable during the two periods, during the first nine months of fiscal 1994, the Company sold an idle fixed asset resulting in a one time profit of approximately $108,000. No such comparable sale of assets occurred in fiscal 1995.

Consolidated income tax benefit was $0 in the first nine months of fiscal 1995 versus an expected tax benefit of approximately $(933,800) based on 34% of the loss before income taxes. The difference between the actual tax benefit recognized in the financial statements and the expected tax benefit calculated on the loss incurred was due to an increase in the deferred tax asset valuation allowance required by the new tax accounting rules (FAS No. 109) adopted by the Company at the beginning of fiscal 1994. Under the new tax accounting rules the Company must assess the realizability of deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences become deductible. Management of the Company has considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment of the realizability of the deferred tax asset balances at April 1, 1995. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefit of these deductible differences, net of the existing valuation allowances at April 1, 1995.

Liquidity and Capital Resources

Despite the continuing decline in net sales and the loss incurred in the first nine months of fiscal 1995, the Company has continued to maintain a stable and liquid financial position. As of April 1, 1995, the Company's cash position had declined $1,400,000 compared to the end of fiscal 1994 due to $850,000 in payments on various short and long-term debt and an additional $1,459,000 expended on purchases of treasury stock in the first quarter of the current fiscal year. During this same period, net working capital fell $3,630,000 due to a $2,170,000 reduction in accounts receivable, a $500,000 reduction in inventory and the aforementioned consumption of cash due to the loss incurred, the purchase of capital equipment and a $450,000 reduction in current liabilities.

Long-term liabilities declined $504,000 during the first nine months due to payments on long-term debt and various capitalized lease obligations relating to production equipment. No new long-term debt was taken on as the Company's cash balances were more than adequate to fund both long and short-term cash needs.

During the remainder of fiscal 1995, the Company's major cash requirements will be for additions to capital equipment to support new commercial production facilities and repayment of long-term debt. Capital equipment additions for the current year have been budgeted at $950,000 and through the first nine months of fiscal 1995, approximately $308,000 has been expended, all of which was funded by cash generated from operations. Capital equipment additions for the remainder of fiscal 1995 will continue to be funded either through cash generated by operations or through finance leases for larger long-term requirements.

During fiscal 1994, the Company modified its existing loan agreement with its principal bank in order to obtain better terms and covenants. The modified agreement provided for a $3.5 million line of credit which was fully secured by the assets of the Company. This credit facility had no annual fees and interest on any outstanding loan balance was charged at prime + 3/4% per annum. Under the terms of the modified agreement the Company was required to maintain a $0 loan balance for at least thirty days consecutively each fiscal year and meet certain covenants relating to earnings, retained earnings and capital equipment acquisitions. This credit facility expired on March 31, 1995.

Presently, the Company is attempting to negotiate a new credit facility with its bank. Were this credit facility not available, the Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flow from operations and progress payments from customers.

In October 1992, the Board of Directors of the Company approved a program to repurchase shares of the Company's common stock in the open market or through privately negotiated transactions at prevailing market prices. Under this program, the Company had repurchased 186,004 shares at a total cost of $386,336 as of July 2, 1994. Subsequent to the July 2 year end, the board approved an additional $1,500,000 in funding for the stock repurchase program. Through October 1, 1994 the Company acquired an additional 492,300 shares at a total cost of $1,459,278, including 400,000 shares from Global Securities, Inc., at a price of $3.00 a share. This investment is being made as the Board of Directors feels that the Company's stock is currently undervalued and a repurchase at this time is in the best interest of all shareholders. Existing cash balances were used to fund this stock purchase and no additional purchases were made during the six months ended April 1, 1995.

Item 6.           Exhibits and Reports on Form 8-K


Item 6(a)         Exhibits
                  --------

Exhibit No. 27    Financial Data Schedule for the nine month period ended
                  April 1, 1995

Item 6(b)         Reports on Form 8K
                  ------------------

The registrant was not required to file an 8-K during the current fiscal period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Anaren Microwave, Inc.
                                          (Registrant)




Date:  May 12, 1995                       /S/ HUGH A. HAIR
                                          ----------------------------------
                                          Hugh A. Hair
                                          Chairman & Chief Executive Officer


Date:  May 12, 1995                       /S/ JOSEPH E. PORCELLO
                                          ----------------------------------
                                          Joseph E. Porcello
                                          Vice President of Finance & Controller

                                 Exhibit Index


Number          Description
- ------          -----------
27              Financial Data Schedule for the nine month period ended
                April 1, 1995