Form 10-K
period 1995-07-01
ANAREN MICROWAVE INC
filed 1995-09-28
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission file number 0-6620

                             ANAREN MICROWAVE, INC.
             (Exact name of Registrant as specified in its Charter)

          New York                                       16-0928561
  (State of incorporation)                  (I.R.S. Employer Identification No.)

      6635 Kirkville Road                                  13057
      East Syracuse, New York                            (Zip Code)
      (Address of principal
      executive offices)

Registrant's telephone number, including area code:  315-432-8909

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Securities Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 18, 1995 was approximately $28,714,288.

     The number of shares of Registrant's Common Stock outstanding on September 18, 1995 was 4,056,042.

     Portions of the Registrant's Proxy Statement for use in connection with its Annual Meeting of Shareholders to be held on December 6, 1995 are incorporated into Part III of this Annual Report on Form 10K.

                                     PART I

Item 1. Business

     General Development of Business

     Anaren Microwave, Inc. (hereinafter referred to as "Anaren" or "the Company") was incorporated in 1967 as Micronetics, Inc., a name that was changed to Anaren Microwave, Inc. during 1967.

     Anaren designs, develops, manufactures and markets microwave signal processing devices which receive and analyze radar signals and other microwave transmissions. The Company is a leader in high probability of intercept technology used to detect and measure the character of radar signal pulses in a crowded signal environment. This capability is critical in computer-aided tactical electronic warfare.

     Also fundamental to the Company's products are its wideband signal processing network and stripline circuitry technologies. Based on these technologies, Anaren developed its microwave integrated circuits (MICs) and Components, which remain an important product line, and has progressed into the design and development of digital frequency discriminators (DFDs), Digital RF Memory (DRFMs) and electronic support measures receivers (ESM Receivers).

     Anaren's products are included in electronic countermeasure systems which are deployed on military platforms such as ships, aircraft and ground installations for the interception, analysis and identification of radar signals and other microwave transmissions. The Company currently sells its ESM Receivers primarily to foreign governments and its DFDs and DRFMs to the United States and foreign governments principally through prime contractors. The Company sells its MICs, Components and antenna feed networks for both military and commercial uses to prime contractors chiefly through sales representatives, both in the United States and foreign countries.

     Recently, the Company has estalished a leadership position, based on proprietary manufacturing technology, in the areas of microwave components and assemblies for communications satellites and ground based wireless infrastructure equipment.

     Narrative Description of Business

Microwave Technology and Electronic Warfare

     Microwaves are electromagnetic waves similar to ordinary radio waves except that the wavelengths are very short and the frequency of oscillation is very high. These high frequencies of oscillation enable microwave signals to carry large amounts of information. This and other unique properties make them especially suitable for radar and communications applications and for other technologies.

     Modern military operations have become increasingly dependent upon the use of microwave signals in such critical battlefield functions as target detection, weapons guidance and intelligence. This has led in turn to the emergence of increasingly sophisticated and rapidly evolving electronics support measures and electronic countermeasures, which broadly define electronic warfare. For example, the reliance of most modern offensive weapons systems upon radar targeting and guidance has prompted the development of defense systems which rapidly and reliably detect and identify hostile weapons and weapons platforms by means of their radar emissions. Interception and interpretation of such signals is essential to modern military tactics.

     Signal analysis permits the determination of such factors as the angle of arrival, the location and movement of the equipment emitting the signal, the identity of such equipment, and the type of platform on which it is located. Signal characteristics may reveal hostile intent; for example, if search radar signals are superseded by those of a high-pulse-rate fire control radar, it may mean that a missile has been launched.

     The technical requirements and performance characteristics of radar systems vary considerably depending upon the particular applications involved. In a tactical combat situation, the velocity of modern weapons and the use of deceptive transmission techniques make probability of intercept and speed of analysis the most critical factors.

Radar Receiver Systems - Background

     Radar is used by military forces for target detection, weapons guidance, navigation and other purposes. It typically operates in the microwave portion of the electromagnetic spectrum at frequencies between 1 and 20 gigahertz. Such high frequencies and wide bandwidth require that a receiving device monitor simultaneously a number of signals and rapidly discriminate among them.

     A radar signal strikes a potential target and is reflected back to the transmitter, where it can provide information as to the target's bearing, range, course, speed and, perhaps, size. A radar receiving system can intercept a transmitted radar signal, which can then be analyzed for its military intelligence value. The pulse trains of radar signals have a variety of characteristics such as carrier frequency, pulse duration, pulse repetition, frequency and emitting antenna rotation rate, all of which vary with the type of radar transmitting the signal. Once determined, these characteristics can be compared to the parameters of radars known to be associated with specific platforms, and identification of the transmitter and its platform may be possible.

     A typical radar receiving system consists of specialized receivers and other subassemblies which interface with signal processors and display units. Display and interface equipment present processed data to the equipment operators, command-level personnel, fire control systems, electronic countermeasures systems, or recording devices for later analysis. A key element of this presentation is the transferal of only the relevant information gleaned from the total signal environment.

     The Company concentrated its early efforts in the manufacture of components for radar receiving systems and has since expanded into microwave integrated circuits, digital frequency discriminators and digital electronic support measures receivers. The Company's DFDs, DRFMs and ESM Receivers are designed for use in a variety of electronic countermeasures and radar receiver systems. Recently, the Company has focused on the development of RF signal distribution networks for military radar antenna systems and cellular infrastructure equipment.

     Company Products

Digital Electronic Support Measures Receivers (ESM Receivers)

     The ESM Receiver is the sensor subsystem of an electronic countermeasures system. The ESM Receiver intercepts microwave signals which it converts to digital information and performs certain analyses relating to the signal's strength and frequency, and angle of arrival, time of arrival and pulse width. This data is then fed into the system's computer for processing, allowing the defense electronics system to determine instantaneously whether the radar signal is being emitted from a friendly or unfriendly source. The system then indicates appropriate actions, such as a simple evasion, passive or active missile launch, electronic jamming or physical deception such as chaff dispensing.

     The Anaren ESM Receiver is more accurate and substantially smaller and lighter than competitive products. With a high probability of intercept, it monitors a full 360 degree circle and gives continuous readings of the entire radar signal environment regardless of its signal density. Anaren's ESM Receiver is accurate to within two degrees in identifying the direction of an incoming radar signal and transmits the data to a preprocessor within fifteen nanoseconds. The mode of operation and precision of the Company's ESM Receivers enable the electronic countermeasures systems that incorporate them to monitor and respond to unfriendly signals passively, i.e., without emitting a radar or other signal that might reveal its position.

     Currently, ESM Receivers are sold to foreign governments through a prime contractor, Racal Defence Electronics, (Radar) Ltd. ("Racal") to be used with electronic countermeasures systems by the navies of Denmark, Brazil, West Germany and Turkey, and the Swiss Army. The current selling price of an ESM Receiver is approximately $750,000. See also "Backlog" and "Managements Discussion and Analysis of Financial Condition and Results of Operations".

Digital Frequency Discriminators (DFDs) and Digital RF Memory (DRFM)

     Anaren is well-known as a leading supplier of Digital Frequency discriminators, which are receivers for computerized radar analysis systems. The DFD instantaneously detects and measures the frequency of radar signals and outputs to a computer a digital word describing each signal for further analysis. Anaren's DFDs simultaneously monitor a broad spectrum of frequencies so that they are sensitive at any given moment to a larger threat environment than conventional narrow band receivers. DFDs are used in radar warning receivers, electronic support measures receivers and electronic countermeasures systems. The Company believes that its ability to manufacture wideband stripline microwave networks has permitted it to become the leading manufacturer worldwide of small, less expensive digital frequency discriminators for naval and airborne applications.

     Anaren's DFDs are used on ships, tactical aircraft and land based vehicles or installations, with most of these platforms utilizing several DFDs in various on-board defense systems. DFDs range in price from approximately $10,000 to $70,000 per unit.

     Anaren sells DFDs to the United States government and foreign governments primarily through prime contractors and also incorporates the DFD in its own ESM Receiver. The Company's customers for the DFD include Elisra Electronic Systems, Ltd., ITT Avionics Division, Signaal, Racal, Raytheon Company, Westinghouse, Loral Federal Systems Division, Northrop Corp., Gold Star Electric Company and Amecom Litton.

     The Digital RF Memory is a forward evolution of the technology developed in the Digital Frequency Discriminator and is part of the jamming portion of a defense system. It stores received signals for later recall and use by the system's jammer to deceive unfriendly radar. This device allows the jamming system to generate false radar images with extraordinary fidelity and deny radar acquisition. If the radar is unable to acquire the target then it is unable to launch its offensive munitions. A DRFM is required to deceive the newer class of radars that utilize more precise processing techniques.

     This product has been made necessary by advances in the increasingly more sophisticated enemy radars which will be in widespread use during this decade.

     Anaren sells DRFMs to Westinghouse, I.T.T., A.I.L., Norwegian Defense and A.E.G. Telefunken for airborne applications. Current selling prices for DRFMs range from approximately $60,000 to $125,000 per unit.

Microwave Integrated Circuits (MICs) and Components

     Microwave Integrated Circuits are subassemblies which combine microwave components with other electronic parts. They are built to customer specifications for projects in the electronic warfare and radar detection sectors of the defense electronics market. MICs are currently used in radar simulators and radar jamming pods as well as in ground based and airborne direction finding systems.

     The Company's MIC business has been characterized by long-term relationships with a number of prime contractors in the defense industry, including AIL (A Division of Eaton Corporation), Emerson Electric Company, E-Systems, Inc., Grumman Corporation, Hughes Aircraft Company, Litton Industries, Inc., Sperry Corporation, Westinghouse Electric Corporation, and Sedco Systems (A Division of Raytheon Company).

     The Company's catalog components ("Components") include over 400 standard items offered to a worldwide customer base in the radar, communications and test equipment markets. The microwave components are based on "stripline circuitry", the use of computer produced artwork to define the paths of flow and processing of microwave signals. To produce stripline circuits, master artwork is applied to a layer of non-conducting material which is specially treated and processed. The resulting products are enclosed in casework which is also produced through the use of computer controlled and directed processes. Components are building blocks of microwave integrated circuits (including the company's MICs), assemblies and subsystems.

     Recently, in order to expand the applications within this product line, the Company has begun developing antenna feed networks for military phased array radar systems and commercial communication satellite systems utilizing an evolution of the stirpline circuitry technology. Military phased array radar systems are large RF signal distribution networks that distribute the RF signal to each of the thousands of transmit/receive modules found in a typical military phased array radar.

     Satellite antenna feed networks are microwave signal distribution networks comprised of passive signal splitters and combiners. These networks traditionally large, complex, and heavy, are widely utilized in modern communications satellites to allow for multiple beams of differing sizes to be supported for a single antenna array. Anaren's proprietary stripline technology and expertise in designing these complex structures has allowed the Company to rapidly penetrate this growing market. These networks are utilized on the proposed Low Earth Orbiting (LEO) satellite wireless communications networks as well as Geo Synchronous communications satellites. These networks are designed to customer specifications and range in price from approximately $25,000 to $750,000 per system. Current customers include, Lockheed Martin, Westinghouse, Raytheon Co., Siemans, and Thorn EMI.

     Additionally, this same stripline circuitry technology is being used in the development of components and networks for cellular infrastructure equipment. Products ranging in price from approximately $2 to $1,000 have been developed for this market segment. As wireless technologies move higher in frequency for spectrum availability and increase in complexity to support the rapidly increasing demand for service, demand for Anaren's microwave design and manufacturing expertise has increased significantly. As a result of recently developed proprietary manufacturing techniques, Anaren is able to provide very competitively priced microwave components and assemblies in high volume, meeting the very challenging price and delivery demand of wireless infrastructure OEMs. Current customers for these products include, Motorola, Hughes Network Systems, AT&T, Hewlett Packard, Ericsson, Inc, Nortel (Northern Telecom) and Nokia.

     Information concerning sales of the above product groups is contained in "Management Discussion and Analysis of Financial Condition and Results of Operations."

Marketing and Customers

     Anaren currently sells its ESM Receivers to foreign governments and its DFDs and DRFMs to the United States and foreign governments principally through prime contractors. The Company sells its MICs and Components to prime contractors through sales representatives both in the United States and foreign countries. Anaren's senior officers assist in marketing the Company's ESM Receivers and certain DFDs to end-user governments by discussing with them their program needs and familiarizing them with Anaren's product specifications. The Company's product group managers provide technical support. The Company's wholly-owned subsidiary in Frimley, England (Anaren Microwave, Ltd.) is responsible for marketing and sales in Europe and the Middle East.

     A wireless products group has been established to support the sale and manufacture of products for wireless infrastructure OEMs.

     During the fiscal year ended July 1, 1995, approximately 48% of the Company's sales were attributable to contracts with prime contractors to numerous offices and agencies of the United States government. The Company had two customers who received shipments in excess of 10% of consolidated net sales. Approximately 31% of the Company's consolidated net sales resulted from shipments to Racal Defense Electronics under several contracts, 24% resulted from shipments to Raytheon Co. under several contracts. No one other contract and no other customer accounted for more than 10% of shipments.

     During fiscal year 1995, sales to foreign customers, most of which were prime contractors to foreign governments, accounted for approximately 53% of the Company's consolidated net sales and included shipments to seventeen separate countries. All the Company's contracts with foreign customers are payable in U.S. dollars. See note 12 to the consolidated financial statements for the sales to foreign customers for each of the last three fiscal years.

     Export sales of reconnaissance systems must be approved by the United States Department of State. Any tightening of restrictions on export of military hardware could adversely affect the Company's sales to foreign customers.

     All of the Company's contracts with prime contractors to United States and foreign governmental departments or their agencies are fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract, the Company agrees to deliver products at an agreed upon price except for costs incurred because of change orders issued by the customer. Some of these contracts contain provision for escalation due to inflation incurred between the effective contract date and the delivery date, and are subject to various statutes, regulations and provisions governing defense contracts.

Backlog

     At July 1, 1995, the Company's backlog of orders was $13,800,000 as compared with $15,600,000 at July 2, 1994. All of the orders included in backlog are covered by signed contracts, most of which contain customary provisions permitting termination at any time at the customer's convenience upon the making of a termination payment to the Company.

     The Company's Digital Frequency Discriminator and Digital RF Memory accounted for 26% and 32% of the backlog at July 1, 1995 and July 2, 1994, respectively; the ESM Receivers comprised approximately 14% of the backlog in 1995 and 20% of the backlog in 1994 and MIC and Component products comprised 60% and 30% of the backlog at July 1, 1995 and July 2, 1994, respectively. Approximately 75% of the July 1, 1995 backlog is expected to be recognized as revenue during fiscal 1996.

Manufacturing and Engineering

     The Company's manufacturing operations are vertically integrated from the production of specialized hybrid circuits to the final assembly of complete subsystems, such as ESM Receivers.

     The Company manufactures its products from standard components as well as from items which are manufactured by vendors to the Company's specifications. A majority of assembly and subsystems products contain microprocessors, for which proprietary software is designed and tested by the Company's engineers and technicians.

     The Company utilizes skilled permanent and contract personnel in the manufacture of its products. Quality assurance checks are performed on purchased items, work in process, and finished products. Because of their complexity, final tests are performed on all products by highly skilled engineers and technicians.

     Most of the Company's contracts for assemblies and subsystems have required engineering efforts to modify existing Company products to meet a particular customer's specific technical and installation requirements.

Competition

     Anaren's competitors include both foreign and domestic companies, many of which are larger, have greater financial resources, and are better known than Anaren. Major competitors include Raytheon Company, Lockheed Sanders, Litton Industries, Inc., Elettronica (Italy) FEI Microwave, Whittaker Corp., Watkins-Johnson Company, Macom, Inc. and Thomson-CSF S.A. (France).

     The principal competitive factors in both the domestic and foreign market are technical performance, reliability, ability to produce and price. Based on a combination of these factors, the Company believes that it competes favorably in its markets. The Company's most important competitive attributes are its emphasis on technical superiority and its ability to produce in quantity to specific delivery schedules. Once a particular supplier's products have been selected for incorporation in a military system, further competition by other vendors during the life cycle of the program may be limited.

Research, Development and New Products

     The Company believes that its continued success depends in large part on its ability to develop and extend its technology to new product applications. The Company's primary efforts in this regard are focused on development, design, engineering and implementation activities rather than pure research. Most of the Company's professional staff have been involved at various times and in varying degrees in these activities.

Research and development expenses were approximately $939,000 in fiscal 1995, $560,000 in fiscal 1994 and $923,000 in fiscal 1993 and were funded solely from the Company's current operating budget.

     Existing development efforts are focused on (i) evolutions of current technologies to aid airborne receiver systems in the location and unambiguous identification of radar platforms; (ii) variants of existing products for use on additional platforms, including aircraft and land based applications; (iii) microwave sensors capable of detecting and decoding increasingly more complex signal patterns; and (iv) the development of advanced multilayer stripline manufacturing processes for use in low cost light weight applications. The Company believes that it is at the forefront of microwave signal processing technology in terms of ability to deal with complex environments of exotic signals.

Suppliers

     The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a variety of sources. The Company has one vendor which represents approximately 15% of the Company's raw material purchases, but the Company believes the substitute sources of supply are readily available for these and all other products purchased.

Effects of Inflation

     The Company does not believe that its operations are materially effected by inflation. Contract prices for items deliverable over a period in excess of one year are normally indexed for inflation, thereby offsetting any increase in operating costs due to inflation.

Employees

     As of July 1, 1995, the company employed 198 persons fulltime. Of these employees, approximately 90% comprise the engineering and manufacturing staff, and approximately 10% are in management and support functions.

Executive Officers of the Registrant

     The following is a list of the Company's executive officers, their ages and their positions as of July 1, 1995. Each executive officer is elected for a term of one year at the reorganizational meeting of the board of directors following the annual shareholders meeting.

      Name                        Age                       Position
      ----                        ---                       --------

Hugh A. Hair                       60               Chief Executive Officer,
                                                    Director

Carl W. Gerst, Jr.                 58               Vice Chairman & Chief
                                                    Technical Officer

Lawrence A. Sala                   32               President

Gert R. Thygesen                   40               Vice President Operations

Joseph E. Porcello                 43               Vice President Finance

Item 2.  Properties

     The Company's principal property is a 105,000 square foot administrative, manufacturing and engineering facility located in East Syracuse, New York. The administrative, manufacturing and engineering plant was constructed during fiscal 1981 and expanded during fiscal 1985. This facility houses all of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering experimentation and drafting activities. The construction of this facility was financed through the issuance of Onondaga County Industrial Revenue Bonds in the original amount of $5,940,000 (see note 5 to the consolidated financial statements for information concerning encumbrances on the facility).

     Anaren Microwave, Ltd. leases a 20,000 square foot facility in Frimley, England which houses the administrative, marketing, repair and engineering operations of that subsidiary (see note 1 to the consolidated financial statements). Annual rental cost of this facility is approximately $360,000 per year.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings against the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year covered by this Form 10-K there were no matters submitted to a vote of security holders.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Security Holder
        Matters

     The Company's common stock is traded on the over-the-counter market under the NASDAQ symbol ANEN.

     The following table sets forth the closing sale prices in the NASDAQ National Market System for the Common Stock for the quarters indicated

                   Fiscal 1994                             Fiscal 1995
                     Quarter                                Quarter
          1st      2nd      3rd      4th        1st      2nd       3rd     4th

High    3-5/8     3-1/2    3-1/4    3          3-1/8    3-5/8     3        8-1/4

Low     1-15/16   2-3/4    2        2-1/2      2-1/8    2         1-7/8    2-3/8

     The Company has approximately 849 security holders of record at September 18, 1995.

     The Company has never paid a cash dividend on its common stock, and is restricted by its credit arrangements as to the amount of cash dividends which may be paid during any fiscal year (see note 5 to the consolidated financial statements).

     The Company's Board of Directors has not set a policy with regard to the payment of dividends.

Item 6.  Selected Financial Data

                                                                                           Fiscal Year Ended
                                                                                           -----------------
                                                                         July 1      July 2,    June 26,   June 27,    June 30,
                                                                          1995        1994        1993       1992        1991
                                                                        --------    --------    --------   --------    --------
                                                                                (In thousands, except per share amounts)

Summary of Consolidated Statements
of Operations:

Net Sales ...........................................................   $ 17,996    $ 20,237    $ 26,996   $ 33,020    $ 30,981
                                                                        --------    --------    --------   --------    --------
Costs and Expenses:

     Costs of Sales .................................................     13,081      14,415      19,306     22,819      20,808
     Provision for losses on contracts ..............................        300       1,570        --         --          --
     Marketing, Research and Development ............................      3,967       3,490       4,081      7,090       5,620
     General and Administrative .....................................      2,041       2,266       2,399      3,263       2,856
     Restructuring Costs ............................................        360        --           452        633        --
                                                                        --------    --------    --------   --------    --------

         Total Costs and Expenses ...................................     19,749      21,741      26,238     33,805      29,284
                                                                        --------    --------    --------   --------    --------

Operating Earnings (Loss) ...........................................     (1,753)     (1,504)        758       (785)      1,697


Interest Expense ....................................................        213         271         434        594         575
Other Income, Primarily Interest ....................................        164         298         134         90         118
                                                                        --------    --------    --------   --------    --------

Earnings (Loss) before Income Taxes and
  cumulative effect of change in accounting
  principle .........................................................     (1,802)     (1,477)        458     (1,289)      1,240
Income Tax Expense (benefit) ........................................       (330)       (115)        180       (384)        454
                                                                        --------    --------    --------   --------    --------
Earning (loss) before cumulative effect
  of change in accounting principle .................................     (1,472)     (1,362)        278       (905)        786
Cumulative effect of change in accounting
  for postretirement benefits other than pensions ...................       --          (995)       --         --          --
                                                                        --------    --------    --------   --------    --------


         Net Earnings (loss) ........................................   $ (1,472)   $ (2,357)   $    278   $   (905)   $    786
                                                                        ========    ========    ========   ========    ========


Earnings (loss) Per Share ...........................................   $   (.36)   $   (.53)   $    .06   $   (.20)   $    .18
                                                                        ========    ========    ========   ========    ========

Weighted Average Shares Outstanding .................................      4,047       4,435       4,530      4,503       4,408
                                                                        ========    ========    ========   ========    ========

                                                                         July 1,     July 2,    June 26,    June 27,   June 30,
                                                                          1995        1994        1993        1992       1991
                                                                          ----        ----        ----        ----       ----
                                                                                             (In Thousands)
Consolidated Balance Sheet Data:

Working Capital .....................................................   $ 13,258    $ 16,245    $ 17,592   $ 19,040    $ 21,442
Total Assets ........................................................   $ 23,365    $ 27,942    $ 28,470   $ 32,437    $ 34,083
Long-Term Debt (less current installments) ..........................   $  1,052    $  1,760    $  2,482   $  4,748    $  5,361
Stockholders' Equity ................................................   $ 18,824    $ 21,679    $ 24,098   $ 24,074    $ 24,721

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding the fiscal 1994 change in accounting for postretirement benefits other than pensions.

Items 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth the Company's net sales by product line for each of the fiscal years in the three year period ended July 1, 1995.

                                                   Fiscal Year Ended
                                                   -----------------
                                             July 1      July 2     June 26
                                              1995        1994       1993
                                            -------     -------     -------
                                                    (In Thousands)

     MICs and Components ..............     $ 6,902     $ 4,847     $ 8,061
     DFDs and DRFMs ...................       5,512      12,128      11,746
     ESM Receivers and Special
         Projects .....................       5,582       3,262       7,189
                                            -------     -------     -------

     Total Net Sales ..................     $17,996     $20,237     $26,996
                                            =======     =======     =======

     Net sales historically associated with particular product lines may not be indicative of future trends because of the relative size of individual orders and changes in the Company's emphasis on specific product lines. See "Business - Company Products" and "Business - Backlog".

     Effective July 1, 1991, the Company changed its accounting period from a fiscal year ending June 30 to a 52-53 week fiscal year. References herein to the current fiscal year are for the 52 week period ended July 1, 1995. Fiscal 1994 and fiscal 1993 ended on July 2, 1994 and June 26, 1993. Fiscal 1994 was a 53 week period, while fiscal 1993 was a 52 week period. The impact of this change on reported results was insignificant.

     Results of operations for fiscal 1995 continue to reflect the overall decline in the worldwide defense market and the production problems with the Ground Based Radar program suffered by the Company during the first half of the year. Net sales for fiscal 1995 were $17,996,000, down 11% from fiscal 1994, while the net loss for fiscal 1995 was $1,472,000 compared to a net loss in the previous year of $2,356,000. The loss in fiscal 1994 included a one time charge against earnings of $995,000 to recognize the cumulative effect of adopting statement of Financial Accounting Standards No. 106 - Employers Accounting for Postretirement Benefits other than Pensions.

     The 11% decline in sales revenue in fiscal 1995 was due to a 50% decrease in shipments of DFD products and a 90% drop in sales of DRFM products. During this same period, shipments of MIC and Component products rose 42% and sales of ESM Receivers and Special Project products rose 71%, including a 41% increase in shipments of Anaren Microwave, Ltd., the Company's foreign subsidiary in England, offsetting a large portion of the decrease in the DFD and DRFM product lines.

     Shipments of DFD products fell 50%, or $4,150,000, in fiscal 1995 compared to fiscal 1994. This decrease was due to lower unit volume on a number of both domestic and foreign defense programs in this product area. These programs, which include the Northrop ALQ-135 program, the Loral Federal Systems STAR program a Deutche German Jammer program and the Raytheon SLQ-32 and LAMPS programs, represented approximately $5,200,000 worth of shipments in fiscal 1994 compared to $1,500,000 in shipments during fiscal 1995.

     New orders for DFD products totaled $2,400,000 in fiscal 1995, down 38% from $4,000,000 in fiscal 1994. This decline in new DFD orders reflects the continuing decline in U.S. Government defense spending and the lack of any new programs or significant upgrades to U.S. Air Force or Navy airborne electronic warfare capabilities for which the Company's DFD products would be applicable. Firm backlog for DFD products was $2,500,000 at July 1, 1995, down 42% from $4,300,000 at July 2, 1994. Of this amount, approximately 80% is expected to ship in fiscal 1996 and the remainder in fiscal 1997.

     DRFM sales fell $3,400,000 or 75% in fiscal 1995 versus 1994 sales volume due to the low level of backlog in this product area at the beginning of fiscal 1995, $670,000, compared with firm backlog of $3,500,000 at the beginning of fiscal 1994. Although customer interest in both the U.S. and foreign defense market for DRFM technology remains high, new orders for DRFM products totaled only $910,000 in fiscal 1995 and the Company does not expect any significant new orders in this product line until the second half of fiscal 1996. Firm backlog for DRFM products was $1,000,000 at July 1, 1995 all of which is scheduled to ship in fiscal 1996.

     Shipments of ESM Receivers and Special Project products, which includes the sales of Anaren Microwave, Ltd., the Company's English subsidiary, rose 71% in fiscal 1995 compared to fiscal 1994. This increase reflects both a substantial increase in the number of ESM receiver systems shipped in fiscal 1995 and a 41% rise in shipments by Anaren Microwave, Ltd. The increase in Anaren Ltd. sales was due to a $140,000 rise in simulator sales in fiscal 1995 resulting from billings on a $1,600,000 simulator contract with the Dutch Air Force, which had been previously delayed in fiscal 1994. Sales were further augmented by a large order for spare ESM receiver parts totaling $450,000 and a $150,000 increase in European sales of off the self catalog component parts. Firm backlog for Anaren Microwave, Ltd. at July 1, 1995 was $650,000 compared to $1,600,000 at July 2, 1994. This decrease in backlog was due to the delay in the finalization of a large simulator contract from an Asian customer. This contract was finalized in the first quarter of fiscal 1996 and shipment levels for 1996 are expected to approximate 1995 levels.

     Fiscal 1995 Sales of ESM receiver systems rose $1,400,000 over fiscal 1994 sales levels due to a tripling of the number of systems shipped in the current year, to three, compared to only one system shipped in fiscal 1994. Each of these systems, which are deployed for ship defense, sells for approximately $750,000. Firm backlog in this product area at July 1, 1995 was approximately $870,000, which represented one ESM receiver and orders for various spare parts, all of which is scheduled for delivery in fiscal 1996. New orders in this product area are solely dependent on sales by a European customer who has marketed this system worldwide for over fifteen years. Presently, the Company expects no new orders for full systems in fiscal 1996, but does believe that continuing requirements for spare parts and repairs will maintain a sales level of $500,000 to $1,000,000 a year for the foreseeable future.

     Shipments of MIC and Component products rose $2,000,000, or 42%, in fiscal 1995 compared to fiscal 1994, due to a $2,700,000 increase in third and fourth quarter fiscal 1995 revenues in this product area versus the same six months in fiscal 1994. This increase was a result of bringing the U.S. Army Ground Based Radar program, which the Company is currently producing for Raytheon Company under a $3,800,000 contract, into full factory production at the end of January 1995. Shipments under this contract were severely limited in the first six months of fiscal 1995 due to difficulties in meeting the customers technical specifications and manufacturing process problems. During the second quarter of fiscal 1995, the Company received some technical relief from the customer and during January 1995 many of the manufacturing process problems were resolved allowing for a six fold rise in shipment volume on this program in the last five months of the just completed year.

     Sales of MIC and Components products in the second six months of fiscal 1995 were further augmented by the shipment of fifteen preproduction beamforming networks for the Iridium satellite spacebase telephone system program valued at over $500,000 and the first $200,000 in shipments of new wireless surface mount components developed during the first half of fiscal 1995.

     During fiscal 1995, the Company received several significant new contracts in the MIC and Component product line with new orders totaling over $10,900,000. Of this amount, approximately $2,100,000 represented off-the-shelf microwave catalog components, $6,300,000 represented additional funding from Raytheon Company for production of antenna feed network for the Iridium project; and $1,000,000 represented additional funding of the E2C military airborne surveillance program. In addition to the above, the Company received approximately $600,000 in orders for its new wireless surface mount component products. Wireless components were a new product line for the Company in fiscal 1995. These newly developed products have generated a significant amount of interest within the wireless communications industry and are expected to be an important segment of future Company sales. At July 1, 1995 firm backlog for MIC and Component products was $8,200,000 of which approximately $6,000,000 represented production order for the Iridium project. Approximately 63% of the firm backlog in this product area is expected to ship in fiscal 1996 and the remainder is scheduled to ship in fiscal 1997.

     Consolidated total orders received during fiscal 1995 were approximately $16,130,000, down 21% from $20,400,000 in fiscal 1994, and continue to reflect the decline in the worldwide defense market. Firm backlog for all product lines was $13,700,000 at July 1995 down 12% from $15,600,000 at July 2, 1994.

     The net loss for fiscal 1995 was $1,472,000 compared to a net loss for fiscal 1994, before the cumulative effect of the Accounting change for FAS No. 106, of ($1,362,000). This drop in earnings was a direct result of the declining sales levels; smaller margins caused by production problems, rising research and development expenses and the recording of provisions for both severance costs and an additional contract losses amounting to $360,000 and $300,000 respectively during the year.

     During fiscal 1995 the Company recorded a net charge against earnings of $300,000 which reflected additional net provisions for projected losses on fixed price contracts. This net provision consisted of a $1,050,000 charge against earnings in the second quarter of fiscal 1995 to provide for expected additional cost overruns on production contracts, which was subsequently reduced by a $750,000 credit in the fourth quarter to reflect the successful recovery of a portion of the cost overruns from a customer. Principal among these contracts is the Army Ground Based Radar program which represented over $2,000,000 in fiscal 1995 revenues and $1,000,000 in projected fiscal 1996 revenues. This contract, which is being produced for the Raytheon Company, was previously identified as being in a loss position at the end of fiscal 1994 and anticipated cost overruns were recorded at that time as part of a $1,570,000 loss provision. The additional $1,050,000 loss provision record in the second quarter of fiscal 1995 was necessary due to production process problems identified during that quarter which required significant additional engineering expenditures and resulted in increased estimates for labor, material and scrap costs to complete the contract. During the third quarter and subsequent to recording this additional provision for losses, the Company submitted a claim for added scope work under this program and was successful, in July 1995, in negotiating a settlement for $750,000 in additional funding. This additional revenue was recorded as a reduction in the loss provision in the fourth quarter of fiscal

1995, increasing net earnings in that quarter and reducing the net loss for the year by that same amount. There remains approximately $1,000,000 worth of product to be delivered under the Army Ground Based Radar Program in fiscal 1996 and the Company believes that the current loss provision allowance at July 1, 1995 is adequate to cover currently anticipated cost overruns.

     During the second quarter of fiscal 1995, the Company recorded a $360,000 restructuring charge against earnings, which represented severance and outplacement costs for reductions in engineering and overhead personnel. These personnel reductions were made to better position the Company, competitively, in the new wireless/defense business environment and consisted primarily of personnel assigned to product areas associated with the declining military defense business.

     Gross margin on sales was 27.3% in fiscal 1995, a 1.5 percent decline over gross margins of 28.8% in fiscal 1994. This small drop in gross margin was caused by higher fixed overhead costs per sales dollar due to the significant decline in shipments during fiscal 1995 compared to the prior year and by increases in manufacturing production process costs required to set up automated production facilities for the Company's new commercial wireless products.

     During fiscal 1995, approximately $2,000,000 of costs incurred in building products for shipment were charged against the allowance for contract losses established at the end of fiscal 1994 and increased by $1,050,000 during the second quarter of fiscal 1995. These expenses represent cost overruns incurred on units shipped during fiscal 1995, which had been previously identified and provided for when the loss provision allowance was established. The Company expects that gross margin levels will improve in fiscal 1996 as shipment levels improve. It is the Company's intention to monitor shipment levels and production costs to ensure that future costs are in line with expected sales revenue.

     Research and Development expense was $939,000 in fiscal 1995 up 68% over $560,000 in fiscal 1994. This increase reflects a significant rise in the second half of fiscal 1995 in the volume of prototype development for the Company's new wireless cellular base station products. Current development efforts are being concentrated on adapting existing Company technologies to produce products which are targeted at existing potential customer base station applications and present both improved performance and significant cost savings compared to the products currently being used by potential customers. Research and development expenditures are expected to fluctuate in the future based on sales levels and customer new product requirements.

     Marketing expense rose $97,000 or 3% in fiscal 1995 compared to fiscal 1994, due mainly to the increased resources required to penetrate the wireless commercial marketplace. During fiscal year 1995 the Company added sales personnel dedicated to the wireless market and increased its advertising and travel expenditures by 47% and 28%, respectively, in order to serve this new marketplace and expanded customer base. This is a new business area for the Company and this increased marketing investment is not expected to be reflected in significant sales in this market until the second half of fiscal 1996 and fiscal 1997. Fiscal 1996 marketing expenditures are expected to rise and fluctuate with rising sales levels and new market demands.

     General and administrative expenses fell 10% in fiscal 1995 versus fiscal 1994. This reduction was the result of lower travel and professional service expenses and continuing reductions in personnel through attrition and reassignments. Fiscal 1996 general and administrative expenses are expected to run at or slightly above fiscal 1995 levels depending on business levels.

     Interest expense fell 22% in fiscal 1995 compared to fiscal 1994, while other income decreased 45% during this same period. The drop in interest expense mirrors the decline in the level of debt outstanding during the current year, which more than offset the general rise in interest rates experience in fiscal 1995. Other income, which is primarily interest income, fell $134,000 in fiscal 1995. Although investable cash balances and interest rates were comparable in fiscal 1995 and 1994, during 1994 the Company sold an idle fixed asset resulting in a one time profit of approximately $108,000. No such comparable sale of assets occurred in fiscal 1995.

     Despite a 41% increase in sales volume in fiscal 1995, the Company's foreign subsidiary, Anaren Microwave, Ltd., recorded an operating loss of ($327,000) compared to an operating loss of ($364,000) in fiscal 1994. The loss incurred was due to delays in delivery and cost overruns on a $1,800,000 simulator contract for the Dutch Air Force. This contract, which was scheduled for completion in June 1995, has suffered from software engineering problems and is now scheduled for completion in the first quarter of calendar 1996.

     Fluctuations in foreign currency exchange had no material effect on the results of operation for Anaren Microwave, Ltd., as the exchange rate for the British pound varied little during fiscal 1995.

     Consolidated income tax benefit was ($330,000) in fiscal 1995 versus an expected tax benefit of ($612,572) based on 34% of the loss before income taxes and the cumulative effect of change in accounting principle. The majority of the difference between the actual tax benefit recognized and the expected tax benefit calculated on the loss incurred was due to the Company's equity in the operating loss of its English subsidiary which is not subject to U.S. taxation and an increase in the deferred tax asset valuation allowance required by the new tax accounting rules (FAS No. 109) adopted by the Company at the beginning of fiscal 1994. Under the new tax accounting rules the Company must assess the realizability of deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences become deductible. Management of the Company has considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment of the realizability of the deferred tax asset balances at July 1, 1995. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefit of these deductible differences, net of the existing valuation allowances at July 1, 1995. (See note 9 to the consolidated financial statements).

Fiscal 1994 Compared to Fiscal 1993

     Effective June 27, 1993 the Company adopted Statements of Financial Accounting Standards No. 106 - Employers Accounting for Postretirement Benefits Other Than Pensions (FAS No. 106) and No. 109 - Account for Income Taxes (FAS No. 109). The cumulative effect of adopting FAS No. 106, at June 27, 1993, was to decrease fiscal 1994 earnings by $994,727 while the effect of adopting FAS No. 109 was immaterial to the results of operations.

     Results of operations for fiscal 1994 showed declines in both earnings and net sales. Sales revenue fell in almost all product areas due to the ongoing softness in the worldwide defense market, while the Company suffered a net loss before the cumulative effect of the accounting change for FAS No. 106 due to a $1,570,000, pretax charge against fourth quarter earnings for a provision for losses on contracts. Net sales for fiscal 1994 were $20, 237,000, down 25% from fiscal 1993, while the net loss before the cumulative effect of the accounting change for FAS No. 106 was $1,362,000 down $1,640,000 from earnings of $278,000 in fiscal 1993. Including the cumulative effect of the accounting change in fiscal 1994 resulted in a net loss of $2,356,000 for the year.

     The 25% fall off in sales revenue in fiscal 1994 compared to fiscal 1993, consisted of a 40% drop in shipments of Component products, a 24% fall in sales of DRFM products, and a 55% decline in shipments of ESM Receivers and Special Project products, which included a 20% decline in sales by Anaren Microwave, Ltd., the Company's subsidiary in England. DFD product revenue rose 23% during this same period.

     Sales revenue for DFD and DRFM products rose a total of approximately $400,000 in fiscal 1994 compared to fiscal 1993. The increase was the result of a $1.5 million increase in DFD product sales, coupled with a $1.1 million decrease in DRFM product sales during fiscal 1994.

     Shipments of DRFM products fell $1.1 million in fiscal 1994 compared to fiscal 1993. This decline in DRFM product sales was expected by the Company due to the cancellation of the Navy's Airborne Self Protection Jammer (ASPJ) program in December, 1992. In the first half of fiscal 1993, prior to the cancellation, the Company shipped approximately 34 ASPJ DRFM units valued at $4.0 million under this program. During fiscal 1994 the Company shipped $3.6 million of DRFM products of which $1.5 million represented approved termination claims under the previously canceled ASPJ program. The remaining $2.1 million in shipments were spread over four different customers for mainly small quantity, engineering preproduction models ranging from $50,000 - $111,000 in price and included, in most cases, significant amounts of revenue for non-recurring engineering work.

     At July 2, 1994 firm backlog for DRFM products was $670,000 compared to $3.5 million at June 26, 1993.

     DFD product sales rose $1.5 million or 23% in fiscal 1994 compared to fiscal 1993, partially offsetting the declines seen in the Company's other product areas. This increase was due to the $8.4 million backlog at the beginning of fiscal 1994 which was 20% higher than fiscal 1993 levels. Major program shipments in fiscal 1994 included $2.3 million to Northrop for DFDs under the ALQ-135 program, $1.1 million to Racal Defense in the U.K. for DFDs and engineering design costs for the PHILIP program and $0.7 million to Deutsche in Germany for a German Air Force jammer program. Also during fiscal 1994 the Company recognized as revenue $322,000 for approved termination charges for the DFD product portion of the ASPJ program which was canceled by the U.S. government in the second quarter of fiscal 1993.

     New orders for DFD products totaled $4.0 million in fiscal 1994, down 50% from $8.0 million in fiscal 1993. The drop in new orders was due to an indefinite delay in the letting of the next production lot of the Northrop ALQ-135 program, which had provided over $3.0 million in new orders during fiscal 1993. Firm backlog for DFD products was $4.3 million at July 2, 1994 down 49% from $8.4 million at June 26, 1993 due to the previously discussed decline in new orders.

     Sales revenue for ESM Receivers and Special Project products, which includes the sales of Anaren Microwave, Ltd. the Company's English subsidiary, fell 55% in fiscal 1994 compared to fiscal 1993, due to a substantial decrease in the number of ESM receiver systems shipped in fiscal 1994.

     U.S. generated sales revenue from ESM Receivers and Special Project products amounted to $1.1 million in fiscal 1994 compared to $4.5 million in fiscal 1993. This substantial drop in sales in this product area was anticipated by the Company as firm backlog for these products at the start of fiscal 1994 was only $200,000 compared to $2.2 million at the beginning of fiscal 1993. During fiscal 1994 the Company shipped one ESM receiver valued at $750,000 and billed $400,000 for Special Project engineering work and repair charges, compared to fiscal 1993, during which the company shipped five ESM receiver systems and billed over $1.0 million for Special Project engineering work and repairs. At the beginning of the second quarter of fiscal 1994, the Company received new orders totaling $3.75 million for five ESM receiver systems from a European customer. One of these systems was delivered in the second half of fiscal 1994 and the remainder were delivered in fiscal 1995 and the first quarter of fiscal 1996. Firm backlog in this product area was approximately $3.1 million, at July 2, 1994.

     Sales of Anaren Microwave, Ltd., the Company's foreign subsidiary in England, declined 20% in fiscal 1994 compared to fiscal 1993. This drop was caused by a delay in the development of a $1.6 million simulator for the Dutch Air Force due to engineering problems and customer design changes. Sales were further depressed by a lower than expected rate of new orders due to customer funding problems and program delays, which resulted in new orders for fiscal 1994 of $1.4 million compared to $3.1 million in fiscal 1993. At July 2, 1994 firm backlog for Anaren Microwave Ltd. was $1.6 million compared to $2.4 million at June 26, 1993.

     Shipments of MIC and Component products fell $3.2 million in fiscal 1994 compared to fiscal 1993. This decline was due to a $1.6 million drop in the shipment of "build to print" stripline components and a $1.6 million fall off in shipments of receiver and control devices. The decline in shipments of stripline components was the result of the completion of several large "build to print" orders in this product area during the last quarter of fiscal 1993 which had averaged approximately $900,000 per quarter in sales revenue during that fiscal year. The drop in sales revenue of receiver and control devices resulted from the completion of numerous small contracts under several old military programs which had reached the end of their expected life span or had not been included in future military procurement due to defense budget reductions.

     The Company received several significant new contracts in the Component product line during fiscal 1994 with new orders totaling over $7,800,000. Of this amount, $1,200,000 represented additional funding from Raytheon Co. for the continuing design and production of antenna feed networks for the Iridium project; a space-based worldwide communications system, and $2,900,000 represented funding, also from Raytheon, for the Army Ground Based Radar program. At July 2, 1994 firm backlog for Component products was $4,600,000 compared with $1,500,000 at the end of fiscal 1993. Of this amount $3,700,000 shipped in fiscal 1995.

     Consolidated total orders received during fiscal 1994 were $20,400,000 up slightly from $20,200,000 in fiscal 1993. Firm backlog for all product lines was $15,600,000 at July 2, 1994 down 3% from $16,100,000 at June 26, 1993.

     The loss for fiscal 1994 before the cumulative effect of the accounting change for FAS No. 106 was $1,362,000 down $1,640,000 from earnings of $278,000 in fiscal 1993. This drop in earnings occurred, despite the maintenance of gross margin levels and the continuing reductions in marketing, general and administrative, research and development and interest expenses, as a direct result of the lower sales levels and the recording of a $1,570,000 provision for contract losses in the fourth quarter of fiscal 1994.

     The Company recorded a $1,570,000 charge against earnings for the fourth quarter of fiscal 1994 which represented a provision for projected losses on contracts. This charge which reduced earnings before income taxes and the cumulative effect of the change in accounting principle by $1,570,000 for both the year and quarter ended July 2, 1994, represented expected cost overruns on production contracts scheduled to ship in fiscal 1995. The contracts to which the loss provision applied were fixed price sub-contracts for U.S. Government military programs amounting to $3,936,000 in fiscal 1995 and projected 1996 sales, which was 25 percent of the Company's backlog at July 2, 1994. Principal among these contracts are the Army Ground Based Radar and ALQ 184 programs which amounted to $3,675,000 in fiscal 1995 and projected fiscal 1996 revenues and are being produced for Raytheon Company. The Army Ground Based Radar program was six months behind schedule and requirements to meet program product specifications had resulted in significant increases in projected material and manufacturing costs to complete the contract. The ALQ 184 production units were in an unfunded engineering redesign phase which had also resulted in significant cost overruns.

     Gross margin on sales was 28.8% in fiscal 1994, a small improvement over the 28.5% gross margin experience in fiscal 1993. The Company was able to maintain gross margin levels, despite the $6,800,000 decrease in sales volume, due to the cost cutting measure instituted in fiscal 1993. These measures, which included personnel reductions, operating expense controls and capital equipment acquisition limits, were successful in realizing expense reductions in all production functions which mirrored the reduction in revenues.

     Research and development expense for fiscal 1994 was $560,000 down 39% from $923,000 in fiscal 1993. This decrease was due to greater emphasis by the Company on obtaining development funds from customer sources and a concerted effort by Company management to keep research and development expenditures in line with sales revenue. Research and development efforts in fiscal 1994 were concentrated on adapting Company technology to produce new component products which are suitable for use in the commercial wireless communications market.

     Marketing and general and administrative expenses fell 7% and 6%, respectively, in fiscal 1994 compared to fiscal 1993. These reductions were further results of the Company's ongoing restructuring and cost containment programs instituted in fiscal 1992 and 1993 in anticipation of lower sales brought about by the declining defense budget and the government termination of the ASPJ program. Marketing expense fell due to a $40,000 reduction in commission expense caused by lower sales volume, a $100,000 drop in labor costs achieved through continuing personnel reductions and a $40,000 reduction in outside consultant expense due to better utilization of in-house staff. The decline in general and administrative expense was brought about by a $25,000 reduction in travel expense and a $90,000 decrease in labor costs due to attrition of personnel and salary reductions.

     Interest expense declined 38% in fiscal 1994 compared to fiscal 1993, while other income rose 123% over this same period. The drop in interest expense reflects both the lower level of interest rates in the market during fiscal 1994 and a 29% reduction in long-term debt balances during that year compared to fiscal 1993. Other income, which is primarily interest income, increased significantly due to the large investable cash balances during the fiscal 1994 which more than offset the lower interest rates available on investments. Additionally, other income was further augmented in fiscal 1994 by a profit of $108,000 on the sale of a fixed asset, which had previously been capitalized and used to demonstrate new technologies to customers.

     The Company's foreign subsidiary, Anaren Microwave, Ltd., continued to suffer from the effects of lower sales volume and recorded an operating loss of $364,000 in fiscal 1994 compared to an operating loss of $348,000 in fiscal 1993. The loss incurred was due, principally to the 20% decline in sales revenue and the high level of fixed costs in place at the English facility. Presently, the facility produces simulators for the foreign market place and serves as a European repair facility for the Company DFD and ESM receiver products. In order to remedy this situation, the Company instituted a cost reduction program at this facility in the last quarter of fiscal 1994 which resulted in a 30% reduction in personnel and the elimination of some company benefits. Additionally, the Company began the process to move the facility to smaller quarters, at substantially lower rent and operating costs. The goal of these cost reduction efforts was to significantly lower the revenue required in order to make the facility profitable in the future.

     Fluctuations in foreign current exchange had no material effect on the results of operation for Anaren Microwave, Ltd., as the exchange rate for the British pound varied little during fiscal 1994.

     Consolidated income tax benefit was $(115,627) in fiscal 1994 versus an expected tax benefit of $(502,306) based on 34% of the loss before income taxes and the cumulative effect of change in accounting principle. The majority of the difference between the actual tax benefit recognized in the financial statements and the expected tax benefit calculated on the loss incurred was due to an increase in the deferred tax asset valuation allowance required by the new tax accounting rules (FAS No. 109) adopted by the Company at the beginning of fiscal 1994. Under the new tax accounting rules the Company must assess the realizability of deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences become deductible. Management of the Company has considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment of the realizability of the deferred tax asset balances at July 2, 1994. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believed, it was more likely than not that it would realize the benefit of these deductible differences, net of the existing valuation allowances at July 2, 1994. (See note 9 to the consolidated financial statements).

Liquidity and Capital Resources

     Despite the loss incurred in fiscal 1995 and the continuing decline in military sales levels, the Company was able to maintain a strong and highly liquid financial position throughout the year. As of July 1, 1995, the Company's cash position had declined $1,417,000 compared to the end of fiscal 1994 due to $1,089,000 in payments on various short and long-term debt and an additional $1,459,000 expended on the purchase of treasury stock in the first quarter of fiscal 1995. During this same period, net working capital fell approximately $3,000,000 due to a $1,870,000 decline in inventory, a $948,000 reduction in accounts receivable and the aforementioned consumption of cash required to fund debt payments, capital equipment additions and the purchase of treasury stock.

     Long-term liabilities, which consist of the Company's unfunded liability for postretirement health care costs under FAS No. 106 and long-term debt in the form of various capitalized lease obligations, decreased $646,000 in fiscal 1995. This decline represents repayment of debt as the Company, presently, has no plans to fund the long-term liability recognized under FAS No. 106. No new long term debt was taken on during this period as the Company's cash balances were more than adequate to fund both long and short term cash needs.

     Capital equipment additions in fiscal 1995 amounted to $1,297,000 and consisted primarily of equipment needed to build a high volume automated production line for the Company's new wireless telecommunications component products which were under development in fiscal 1995. The additions were funded entirely by cash generated by operations. Capital equipment expenditures for fiscal 1996 have been budgeted at approximately $1,000,000 and will consist primarily, of additional automated high volume production equipment to further boost production of the new wireless products as well as factory production for the Iridium project which is slated to begin in the first quarter of fiscal 1996. These additions will continue to be funded by cash generated from operations and currently existing cash balances as management believe that these cash resources will be more than adequate to meet these financing needs.

     During fiscal 1994, the Company modified its existing loan agreement with its principal bank in order to obtain better terms and covenants. The modified agreement provided for a $3.5 million line of credit which was fully secured by the assets of the Company. This credit facility had no annual fees and interest on any outstanding loan balance was charged at prime + 3/4 % per annum. Under the terms of the modified agreement the Company was required to maintain a $0 loan balance for at least thirty days consecutively each fiscal year and was required to meet certain covenants relating to earnings, retained earnings and capital equipment acquisitions. This credit facility expired on March 31, 1995.

     Presently, the Company is in the process of negotiating a new credit facility with its bank. Were this credit facility not made available, the Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flow from operations and progress payments from customers.

     In October 1992, the Board of Directors of the Company approved a program to repurchase shares of the Company's common stock in the open market or through privately negotiated transactions at prevailing market prices. Under this program, the Company had repurchased 186,004 shares at a total cost of $386,336 as of July 2, 1994. Subsequent to the July 2 year end, the Board approved an additional $1,500,000 in funding for the stock repurchase program. Through October 1, 1994 the Company acquired an additional 492,300 shares at a total cost of $1,459,278, including 400,000 shares from Global Securities, Inc., at a price of $3.00 a share. This investment was made as the Board of Directors felt that the Company's stock was undervalued and a repurchase at that time was in the best interest of all shareholders. Existing cash balances were used to fund this stock purchase and no additional purchases were made during the remainder of fiscal 1995. Presently, the Company has no plans to purchase additional treasury stock in fiscal 1996.

Item 8.  Financial Statements and Financial Statement Schedules

     The financial statements and financial statement schedules called for by this item are submitted as a separate section of this report.

     The unaudited supplementary financial information required by this item is contained in note 13 to the consolidated financial statements which have been submitted as a separate section of this report.

Item 9.  Disagreements of Accounting and Financial Disclosure

     None

                                    PART III

Item 10. Directors and Executive Officers of Registrant

     Information required by this item, other than executive officers which appears in Part I hereof, is contained in the Registrant's proxy statement for the December 6, 1995 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 11. Executive Compensation

     Information required by this item is contained in the Registrant's proxy statement for the December 6, 1995 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is contained in the Registrant's proxy statement for the December 6, 1995 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

     Information required by this item is contained in the Registrant's proxy statement for the December 6, 1995 Annual Meeting of Shareholders and is incorporated by reference herein.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                          Page
                                                                          ----

(a)  1. and 2.      Financial Statements and Schedules:

                    Reference is made to the List of Financial
                    Statements and Financial Statement Schedules
                    hereinafter contained ...............................  29

     3.             Exhibits:

                    Reference is made to the List of Schedules
                    hereinafter contained ...............................  29

(b)  Reports on Form 8-K:

     No Reports of Form 8-K were filed by the Company during the last quarter of the fiscal year ended July 1, 1995.

(c)  Exhibits:

     Reference is made to the List of Exhibits hereinafter
     contained ..........................................................  49

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Anaren Microwave, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Anaren Microwave, Inc.


                                        Hugh A. Hair
                                        ------------------
                                        Chief Executive Officer



                                        Carl W. Gerst, Jr.
                                        ------------------
                                        Treasurer



                                        Joseph E. Porcello
                                        ------------------
                                        Vice President of Finance/Controller


Date:  September 22, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




Lawrence A. Sala                        Abraham Manber
------------------                      ------------------
Director                                Director



William J. Mackay                       Herbert I. Corkin
------------------                      ------------------
Director                                Director



Dale F. Eck
------------------
Director

Date:  September 22, 1995

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                          July 1, 1995 and July 2, 1994

                   (With Independent Auditors' Report Thereon)

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements









Consolidated Financial Statements:

     Independent Auditors' Report

     Consolidated Balance Sheets as of July 1, 1995 and July 2, 1994

     Consolidated Statements of Operations for the Years ended
        July 1, 1995, July 2, 1994, and June 26, 1993

     Consolidated Statements of Stockholders' Equity for the Years ended
        July 1, 1995, July 2, 1994, and June 26, 1993

     Consolidated Statements of Cash Flows for the Years ended
        July 1, 1995, July 2, 1994, and June 26, 1993

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Anaren Microwave, Inc.:


We have audited the consolidated financial statements of Anaren Microwave, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren Microwave, Inc. and subsidiaries as of July 1, 1995 and July 2, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 1995, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 8 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions" effective June 27, 1993. As discussed in notes 1 and 9, effective June 27, 1993, the Company also changed its method of accounting for income taxes to adopt the provisions of the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes."




                                                     KPMG Peat Marwick LLP



Syracuse, New York
August 18, 1995

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                          July 1, 1995 and July 2, 1994

                                       Assets              1995          1994
                                                       -----------   -----------
Current assets:
  Cash and cash equivalents                            $ 2,139,795     3,556,517
  Receivables, less allowance for bad debts of
     $13,000 in 1995 and 1994                            6,112,540     7,060,127
  Refundable income taxes                                  330,000       101,190
  Inventories                                            6,853,755     8,724,141
  Prepaid expenses                                         235,047       290,931
                                                       -----------   -----------

        Total current assets                            15,671,137    19,732,906
                                                       -----------   -----------

Net property, plant and equipment                        7,616,207     8,042,306
                                                       -----------   -----------

Other assets, net                                           77,762       166,309
                                                       -----------   -----------

                                                       $23,365,106    27,941,521
                                                       ===========   ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt                   712,264     1,092,858
  Provision for losses on contracts                        588,031     1,570,000
  Accounts payable                                         705,101       536,454
  Accrued expenses                                         408,060       288,940
                                                       -----------   -----------

        Total current liabilities                        2,413,456     3,488,252
                                                       -----------   -----------

Postretirement benefit obligation                        1,075,834     1,013,996
Long-term debt, less current installments                1,051,881     1,760,165
                                                       -----------   -----------

        Total liabilities                                4,541,171     6,262,413
                                                       -----------   -----------

Stockholders' equity:
   Common stock of $.01 par value.  Authorized
     12,000,000 shares; issued 4,850,016 and
     4,824,216 shares in 1995 and 1994, respectively        48,500        48,242
   Additional paid-in capital                           15,057,521    14,981,992
   Retained earnings                                     5,729,991     7,201,673
                                                       -----------   -----------
                                                        20,836,012    22,231,907
   Less cost of 892,274 and 399,974 treasury shares
     in 1995 and 1994, respectively                      2,012,077       552,799
                                                       -----------   -----------

        Total stockholders' equity                      18,823,935    21,679,108
                                                       -----------   -----------
Commitments (note 11)
                                                       $23,365,106    27,941,521
                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            Years ended July 1, 1995, July 2, 1994, and June 26, 1993

                                                      1995            1994            1993
                                                 ------------    ------------    ------------
Net sales                                        $ 17,995,752      20,237,226      26,996,093
                                                 ------------    ------------    ------------

Costs and expenses:
     Cost of sales                                 13,081,115      14,414,798      19,306,281
     Provision for losses on contracts                300,000       1,570,000            --
     Marketing                                      3,027,667       2,930,818       3,157,639
     Research and development                         938,927         559,633         923,009
     General and administrative                     2,041,097       2,265,954       2,399,089
     Restructuring                                    360,000            --           451,750
                                                 ------------    ------------    ------------

           Total costs and expenses                19,748,806      21,741,203      26,237,768
                                                 ------------    ------------    ------------

           Operating earnings (loss)               (1,753,054)     (1,503,977)        758,325
                                                 ------------    ------------    ------------

Other (expense), income:
     Interest expense                                (212,588)       (271,472)       (434,413)
     Other, primarily interest income                 163,960         298,077         133,857
                                                 ------------    ------------    ------------

           Total other (expense), income              (48,628)         26,605        (300,556)
                                                 ------------    ------------    ------------

Earnings (loss) before income taxes and
     cumulative effect of change in accounting
     principle                                     (1,801,682)     (1,477,372)        457,769

Income tax expense (benefit)                         (330,000)       (115,627)        179,323
                                                 ------------    ------------    ------------

Earnings (loss) before cumulative effect of
     change in accounting principle                (1,471,682)     (1,361,745)        278,446

Cumulative effect of change in accounting
     for postretirement benefits other than
     pensions                                            --          (994,727)           --
                                                 ------------    ------------    ------------

           Net earnings (loss)                   $ (1,471,682)     (2,356,472)        278,446
                                                 ============    ============    ============

Earnings (loss) per share:
     Earnings (loss) before cumulative effect
        of change in accounting principle            (.36)           (.31)            .06

     Cumulative effect of change in accounting
        for postretirement benefits other than
        pensions                                     --              (.22)           --
                                                 ------------    ------------    ------------

           Net earnings (loss) per share         $   (.36)           (.53)            .06
                                                 ============    ============    ============

Weighted average shares outstanding                 4,046,729       4,434,801       4,530,491
                                                 ============    ============    ============

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
            Years ended July 1, 1995, July 2, 1994, and June 26, 1993



                                        Common Stock           Additional                        Treasury Stock            Total
                                  -------------------------     Paid-in      Retained      -------------------------   Stockholders'
                                     Shares        Amount       Capital      Earnings        Shares        Amount         Equity
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balances at June 27, 1992           4,777,559   $    47,776    14,913,042     9,279,699        213,970   $  (166,463)    24,074,054

Net earnings                             --            --            --         278,446           --            --          278,446
Stock issued under employee
  stock purchase plan                  14,893           149        23,680          --             --            --           23,829
Stock options exercised                 2,400            24         3,276          --             --            --            3,300
Purchase of treasury shares              --            --            --            --          145,904      (281,671)      (281,671)
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at June 26, 1993            4,794,852        47,949    14,939,998     9,558,145        359,874      (448,134)    24,097,958

Net loss                                 --            --            --      (2,356,472)          --            --       (2,356,472)
Stock issued under employee
  stock purchase plan                   2,964            29         5,958          --             --            --            5,987
Stock options exercised                26,400           264        36,036          --             --            --           36,300
Purchase of treasury shares              --            --            --            --           40,100      (104,665)      (104,665)
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at July 2, 1994             4,824,216        48,242    14,981,992     7,201,673        399,974      (552,799)    21,679,108

Net loss                                 --            --            --      (1,471,682)          --            --       (1,471,682)
Stock options exercised                25,800           258        75,529          --             --            --           75,787
Purchase of treasury shares              --            --            --            --          492,300    (1,459,278)    (1,459,278)
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at July 1, 1995             4,850,016   $    48,500    15,057,521     5,729,991        892,274   $(2,012,077)    18,823,935
                                  ===========   ===========   ===========   ===========    ===========   ===========    ===========


See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            Years ended July 1, 1995, July 2, 1994, and June 26, 1993

                                                     1995             1994           1993
                                                 ------------    ------------    ------------
Cash flows from operating activities:
     Net earnings (loss)                         $ (1,471,682)     (2,356,472)        278,446
     Adjustments to reconcile net earnings
        (loss) to net cash provided by
        operating activities:
           Cumulative effect of change in
                accounting principle                     --           994,727            --
           Depreciation and amortization            1,722,686       1,702,427       1,652,116
           Deferred income taxes                         --          (297,627)        (83,177)
           Gain on sale of equipment                     --          (108,427)           --
           Changes in:
               Provision for losses on contracts     (981,969)      1,570,000            --
               Receivables                            947,587        (911,184)      3,355,242
               Income taxes                          (228,810)        (73,623)        369,692
               Inventories                          1,870,386        (171,151)      2,353,153
               Prepaid expenses                        55,884        (110,929)         13,178
               Other assets                            88,547         (20,633)         10,532
               Accounts payable                       168,647          83,049        (774,011)
               Accrued expenses                       119,120        (111,743)       (453,101)
               Postretirement benefit obligation       61,838          19,269            --
                                                 ------------    ------------    ------------

           Net cash provided by operating
              activities                            2,352,234         207,683       6,722,070
                                                 ------------    ------------    ------------

Cash flows from investing activities:
     Proceeds from the sale of equipment                 --           825,000            --
     Capital expenditures                          (1,296,587)     (1,254,198)       (669,226)
                                                 ------------    ------------    ------------

           Net cash used in investing activities   (1,296,587)       (429,198)       (669,226)
                                                 ------------    ------------    ------------

Cash flows from financing activities:
     Principal payments on long-term debt            (725,526)       (670,431)       (624,550)
     Net borrowings (repayments) under
        revolving line of credit                     (363,352)        338,961      (1,972,754)
     Proceeds from the issuance of common
        stock                                          75,787          42,287          27,129
     Purchase of treasury stock                    (1,459,278)       (104,665)       (281,671)
                                                 ------------    ------------    ------------

           Net cash used in financing activities   (2,472,369)       (393,848)     (2,851,846)
                                                 ------------    ------------    ------------

           Net increase (decrease) in cash
              and cash equivalents                 (1,416,722)       (615,363)      3,200,998


Cash and cash equivalents at beginning of year      3,556,517       4,171,880         970,882
                                                 ------------    ------------    ------------

Cash and cash equivalents at end of year         $  2,139,795       3,556,517       4,171,880
                                                 ============    ============    ============

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  July 1, 1995, July 2, 1994, and June 26, 1993

(1)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of Anaren Microwave, Inc. and its wholly-owned subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The years ended July 1, 1995, July 2, 1994 and June 26, 1993 consisted of 52, 53 and 52 weeks, respectively.

     (b)  Operations

          The Company is engaged in the design, engineering and manufacture of microwave components and integrated microwave assemblies and subsystems for use in sophisticated microwave installations. Revenue is recognized upon the shipment of the product. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Anaren Microwave, Ltd., a wholly-owned subsidiary, is incorporated in England to serve primarily the European marketplace and to perform specific research and development projects.

     (c)  Cash Equivalents

          Cash equivalents consist of short-term repurchase agreements, with maturities of three months or less.

     (d)  Property, Plant and Equipment

          Property,  plant and  equipment  are stated at cost.  Depreciation  of buildings and land improvements is calculated by the straight-line method over an estimated service life of 25 years. Machinery and equipment is depreciated primarily by the straight-line method based on estimated useful lives of 3 to 10 years.

     (e)  Per Share Data

          Per share data are based on the weighted average number of shares outstanding. Options outstanding under the stock option plans are excluded from the weighted average number of shares as their inclusion would be anti-dilutive or not material.

     (f)  Pension Plan

          Pension plan costs for the Company's defined benefit plan are recognized in accordance with the requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The projected unit credit method is utilized for measuring net periodic pension costs over the employees' service life. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future, and such contributions meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.


                                       35                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies, Continued

     (g)  Postretirement Benefits

          The Company sponsors a defined benefit health care plan for substantially all retirees and employees. Effective June 27, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting of Postretirement Benefits Other Than Pensions," which establishes a new accounting principle for the cost of retiree health care and other postretirement benefits (also see note 8). Prior to 1994, the Company recognized these benefits on the pay-as-you-go method (i.e., cash basis). The cumulative effect of the change in method of accounting for postretirement benefits other than pensions is reported in the fiscal 1994 consolidated statement of operations.

     (h)  Income Taxes

          Effective  June 27,  1993,  the  Company  adopted  the  provisions  of
               Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on a prospective basis. The cumulative effect of the initial adoption of Statement 109 was insignificant. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates.

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

     (i)  Reclassifications

          Certain 1994 balances have been reclassified to conform with the 1995 presentation.

(2)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and are summarized as follows:

                                              1995             1994
                                           ----------       ----------
          Raw materials                    $2,804,720        3,616,191
          Work-in-process                   3,266,194        4,234,333
          Finished goods                      782,841          873,617
                                           ----------       ----------
                                           $6,853,755        8,724,141
                                           ==========       ==========



                                       36                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(3)  Property, Plant and Equipment

     Components of property, plant and equipment are as follows:

                                                 1995          1994
                                             -----------   -----------
          Land and land improvements         $ 1,362,050     1,362,050
          Buildings                            5,094,722     5,091,997
          Machinery and equipment             21,968,931    20,675,069
                                             -----------   -----------
                                              28,425,703    27,129,116
          Less accumulated depreciation
              and amortization                20,809,496    19,086,810
                                             -----------   -----------

                                             $ 7,616,207     8,042,306
                                             ===========   ===========

     The  gross  amount of assets  recorded  under  capital  leases  amounted to
          $2,382,662 as of July 1, 1995 and July 2, 1994. Accumulated amortization on assets under capital leases amounted to $1,972,282 and $1,495,750 at July 1, 1995 and July 2, 1994, respectively.

(4)  Accrued Expenses

     Accrued expenses are summarized as follows:

                                                 1995          1994
                                             -----------   -----------
          Compensation                       $   143,788        18,157
          Commissions                             77,771       109,000
          Other                                  186,501       161,783
                                             -----------   -----------

                                             $   408,060       288,940
                                             ===========   ===========

(5)  Long-term Debt

     Long-term debt is comprised as follows:

                                                   1995         1994
                                               -----------  -----------
        Industrial Development Revenue Bonds   $ 1,133,334    1,360,001
        Capitalized lease obligations              630,811    1,129,670
        Revolving line of credit                      --        363,352
                                               -----------  -----------

                                                 1,764,145    2,853,023
        Less current installments                  712,264    1,092,858
                                               -----------  -----------

                                               $ 1,051,881    1,760,165
                                               ===========  ===========


                                       37                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(5)  Long-term Debt, Continued

     In  August 1985,  Onondaga County   Industrial  Development  Agency (OCIDA)
          issued revenue bonds bearing interest at 75% of the prime rate in the amount of $3,400,000. The prime rate was 9% at July 1, 1995. The proceeds from the bonds were used to construct additions to the Company's manufacturing facility and for the purchase of additional land and equipment. The related lease agreement, which matures on November l, 2000, requires semi-annual principal payments of $113,333, plus interest.

     The substance of the agreement is a lease-purchase transaction between the Company and OCIDA and a cross-guarantee agreement between the Company and bondholder (the bank) under which the Company has guaranteed the payments on the bonds which in the aggregate equal the total payment required under the lease agreement. Substantially all property, plant and equipment, exclusive of equipment capitalized under separate lease agreements, has been pledged to collateralize the bonds.

     Under the provisions of the agreement the Company may pay cash dividends up to 35% of the net earnings in any fiscal year, or if, after giving effect to such dividends, the Company's retained earnings at the end of the fiscal year equals or exceeds $2.0 million. Additionally, the agreement requires maintenance of a minimum current ratio, working capital, retained earnings and tangible net worth, as defined. The Company has complied with all restrictions and covenants, or has obtained the necessary waivers for technical violations.

     The Company has various capital lease agreements for machinery and equipment. The Company did not incur any new capital lease obligations in 1993, 1994 or 1995. Future minimum lease payments are summarized as follows: $525,490 in 1996, and $150,516 in 1997. Included in the minimum lease payments is $45,195 of imputed interest.

     The Company maintained a revolving line of credit providing principal drawings of $3,500,000 through December 31, 1994. This credit facility carried interest on outstanding borrowings at the prime rate plus 3/4% and was secured by assets of the Company which are not otherwise pledged under lease agreements.

     Maturities of long-term debt, exclusive of capitalized lease obligations, are $226,666 from 1996 to 1999, and $226,670 in 2000.

     Cash payments for interest were $186,824, $254,986 and $449,098 during fiscal 1995, 1994 and 1993, respectively.

(6)  Stock Option Plans

     Under the Company's Incentive Stock Option Plan (ISO), 1,000,000 shares of common stock were reserved for the granting of options to officers and key employees. Options are granted at the fair market price of shares at the date of grant, become exercisable 20% at the date of grant and 20% per year thereafter, and must be exercised within 10 years of the date of grant.


                                       38                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(6)  Stock Option Plans, Continued

     The Company also has a Non-Statutory Stock Option Plan (NSO) which allows for the granting of options to Board members and nonemployees. Under the Plan, 100,000 shares of common stock were reserved for the granting of options at prices to be determined by the Board (options granted to Board members may not be less than the fair market value on the date of grant). Options become exercisable immediately and must be exercised within five years of the date of grant.

     Information for the three years ended July 1, 1995 with respect to these plans are as follows:

                                             Shares
                                -------------------------------
                                   ISO        NSO       Total      Option Price
                                --------   --------    --------    -------------
Outstanding at June 27, 1992     733,720     82,500    816,220     $1.38 to 6.88
     Canceled                    (23,970)      --      (23,970)    $1.38 to 6.88
     Exercised                    (2,400)      --       (2,400)    $    1.38
                                --------   --------    --------

Outstanding at June 26, 1993     707,350     82,500    789,850     $1.38 to 6.88
     Canceled                    (59,400)      --      (59,400)    $1.38 to 6.88
     Exercised                   (26,400)      --      (26,400)    $    1.38
                                --------   --------    --------

Outstanding at July 2, 1994      621,550     82,500    704,050     $1.38 to 6.88
     Canceled                    (25,930)    (7,500)   (33,430)    $1.38 to 6.88
     Exercised                   (10,800)   (15,000)   (25,800)    $1.38 to 4.12
                                --------   --------    --------

Outstanding at July 1, 1995      584,820     60,000    644,820     $1.38 to 6.88
                                ========   ========    ========

Shares exercisable at
     July 1, 1995                584,820     60,000    644,820     $1.38 to 6.88
                                ========   ========    ========

Shares available for grant
     at July 1, 1995                --       24,000     24,000
                                ========   ========    ========




                                       39                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(7)  Employee Benefit Plans

     The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under this plan generally are based on the employee's years of service and compensation. The Company makes annual contributions to the plan equal to the maximum amount that can be deducted for income tax purposes. The following table sets forth the plan's funded status at July 1, 1995 and July 2, 1994:

                                                         1995          1994
                                                     -----------   -----------
Actuarial present value of accumulated benefit
     obligation (vested $3,378,784 in 1995 and
     $3,006,292 in 1994)                             $ 3,430,914     3,099,483
Effect of assumed increase in compensation
     levels                                              386,074       407,250
                                                     -----------   -----------
Projected benefit obligation for services rendered
     to date                                           3,816,988     3,506,733
Plan assets at fair value                              3,960,127     3,100,649
                                                     -----------   -----------
Plan assets in excess (less than) projected
     benefit obligation                                  143,139      (406,084)
Unrecognized net loss (gain)                            (320,292)      182,495
Unrecognized prior service cost                          170,111       228,432
Unrecognized net transition asset (15 year
     amortization)                                        75,725        85,191
                                                     -----------   -----------

Prepaid pension asset                                $    68,683        90,034
                                                     ===========   ===========

     The following table details the components of net pension cost:

                                                      1995            1994           1993
                                                 ------------    ------------    ------------
Service cost                                     $    146,354         143,784         160,069
Interest cost                                         259,167         237,680         227,303
Actual return on plan assets                         (794,687)       (183,443)       (115,975)
Net amortization and
    deferral                                          571,524         (16,222)        (74,862)
                                                 ------------    ------------    ------------

        Net pension cost                         $    182,358         181,799         196,535
                                                 ============    ============    ============

     The projected benefit obligation was determined using an assumed discount rate of 7.5% and an assumed long-term rate of increase in compensation of 5% for 1995 and 1994. The assumed long-term rate of return on plan assets was 8.0% for 1995 and 1994.

     Plan assets consist principally of equity securities, and U.S. government and corporate obligations.



                                       40                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(7)  Employee Benefit Plans, Continued

     The Company  maintains  a voluntary  contributory  salary  savings  plan to which participants may contribute up to 15% of their total compensation. The Company contributes an amount equal to 50% (25% in 1993) of the participants' contribution up to a maximum of 3% of the participants' compensation. During fiscal 1995, 1994 and 1993, the Company contributed $112,255, $39,140 and $35,721, respectively, to this plan.

     The Company also maintains an Employee Stock Purchase Plan which allows for employees to purchase common shares of the Company through payroll deductions over a period not to exceed twenty-four months. At the discretion of the Board, shares may be sold to employees under this plan at not less than 85% of fair market value.

(8)  Postretirement Benefits

     The Company provides medical coverage for current and future eligible retirees of the Company plus their eligible dependents. Employees generally become eligible for retiree medical coverage by retiring from the Company after attaining at least age 55 with 15 years of service (current active employees at June 27, 1993 are eligible by retiring after attaining at least age 55 with 10 years of service). Existing retirees at June 27, 1993 pay approximately $30 per month for health care coverage and the Company is responsible for paying the remaining costs. For this group, any increase in health care coverage costs for retired employees will be shared by the Company and retirees on a fifty-fifty basis, while any increase in coverage costs for retiree dependents will be totally paid by the retirees. For eligible new retirees, employees retiring after June 26, 1993, the Company will contribute a fixed dollar amount towards the cost of the medical plan. Any future cost increases for the retiree medical program for these participants retiring after June 26, 1993 will be charged to the retiree.

     As discussed  in  note  1,  the  Company  adopted  Statement  of  Financial
          Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", as of June 27, 1993 and elected to immediately recognize the accumulated postretirement benefit obligation as of that date as the cumulative effect of a change in accounting principle. There was no income tax benefit recognized upon the adoption of Statement 106 as the recoverability of such deferred tax asset would not be assured. The effect of adopting Statement 106 on earnings, and the net periodic postretirement benefit cost for the year ended July 2, 1994 was a decrease of $1,013,996, and an increase of $19,269, respectively.

     The following table presents the plan's accumulated postretirement benefit obligation at July 1, 1995 and July 2, 1994:

                                                           1995          1994
                                                       -----------   -----------
Retirees                                               $   474,517       574,432
Fully eligible active plan participants                    259,458       136,281
Other active participants                                  275,714       303,283
Unrecognized net gain                                       66,145          --
                                                       -----------   -----------
Accumulated postretirement benefit
   obligation                                          $ 1,075,834     1,013,996
                                                       ===========   ===========

                                       41                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(8)  Other Postretirement Benefit Plans

     Net period postretirement benefit cost for the years ended July 1, 1995 and July 2, 1994 include the following components:

                                                     1995          1994
                                                 -----------   -----------
     Service cost                                $    30,522        26,709
     Interest cost                                    71,089        74,605
                                                 -----------   -----------
     Net periodic postretirement benefit cost    $   101,611       101,314
                                                 ===========   ===========

     For measurement  purposes, a 12% annual  rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal 1995; the rate was assumed to decrease gradually to 5% by the year 2005 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. However, as the Company contributes a fixed dollar amount to the plan for the active employee group, this impact is minimized. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of July 1, 1995 by $19,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended July 1, 1995 by $1,400.

     The weighted-average  discount rate used in  determining  the   accumulated
          postretirement benefit obligation was 7.5% at July 1, 1995 and July 2, 1994.

(9)  Income Taxes

     As discussed in note 1, the Company adopted Statement 109 as of June 27, 1993. The cumulative effect of this change in accounting for income taxes determined as of June 27, 1993 was insignificant.








                                       42                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(9)  Income Taxes, Continued

     Income tax expense (benefit) consists of:

                                                    Current        Deferred         Total
                                                 ------------    ------------    ------------
Year ended July 1, 1995:
     U.S. Federal                                $   (330,000)           --          (330,000)
     State                                               --              --              --
                                                 ------------    ------------    ------------

                                                 $   (330,000)           --          (330,000)
                                                 ============    ============    ============

Year ended July 2, 1994:
     U.S. Federal                                $    151,000        (206,331)        (55,331)
     State                                             31,000         (91,296)        (60,296)
                                                 ------------    ------------    ------------

                                                 $    182,000        (297,627)       (115,627)
                                                 ============    ============    ============

Year ended June 26, 1993:
     U.S. Federal                                     230,000         (75,404)        154,596
     State                                             32,500          (7,773)         24,727
                                                 ------------    ------------    ------------

                                                 $    262,500         (83,177)        179,323
                                                 ============    ============    ============

       A  reconciliation  of  the  expected   consolidated  income  tax  expense
           (benefit), computed by applying the U.S. Federal corporate income tax rate of 34% to earnings (loss) before income taxes and cumulative effect of change in accounting principle, to income tax expense (benefit), is as follows:

                                              1995          1994          1993
                                           ---------     ---------     ---------
Expected consolidated income
     tax expense (benefit)                 $(612,572)     (502,306)      155,641
State income taxes, net of
     federal income tax benefit                 --         (39,795)       16,320
Equity in loss of subsidiaries
     not subject to taxation                 198,662        51,696         5,130
Change in valuation allowance                 58,336       366,219          --
Other, net                                    25,574         8,559         2,232
                                           ---------     ---------     ---------

                                           $(330,000)     (115,627)      179,323
                                           =========     =========     =========

     Deferred income taxes result from timing differences in recognition of revenue and expense for tax and financial statement purposes. Sources of the timing differences arising during the year ended June 26, 1993 and the tax effect of each included in the tax provision were as follows:


               Uniform capitalization                   $(63,928)
               Tax under book depreciation               (11,317)
               DISC subsidiary earnings taxable in
               subsequent year                            (7,932)
                                                        --------
                                                        $(83,177)
                                                        ========


                                       43                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(9)  Income Taxes, Continued

     In 1992,  Federal  deferred tax credits of $164,948 were reduced based upon their expected amortization during the carryforward period for financial statement purposes. Upon realization of the tax benefits of the carryforwards in 1993, $94,131 previously eliminated from the deferred tax accounts were reinstated by a charge to operations.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 1, 1995 and July 2, 1994 are presented below:

                                                         1995          1994
                                                     -----------   -----------
Deferred tax assets:
     Inventories, principally due to additional
         costs inventoried for tax purposes
         pursuant to the Tax Reform Act of
         1986                                        $    18,077        87,160
     Provision for losses on contracts                   229,332       612,300
     Retirement benefits                                  15,012         3,056
     Postretirement benefits                             413,788       395,458
     General business credit carryforwards                30,594        30,594
     Federal net operating loss carryforward             614,543          --
     State net operating loss carryforwards              114,034        26,852
     State investment tax credit carryforwards           735,123       678,223
     Alternative minimum tax credit
         carryforwards                                   227,952       542,195
     Other                                                42,412         5,070
                                                     -----------   -----------

               Total gross deferred tax assets         2,440,867     2,380,908

               Less valuation allowance               (1,752,847)   (1,694,511)
                                                     -----------   -----------

               Net deferred tax assets                   688,020       686,397
                                                     -----------   -----------

Deferred tax liabilities:
     Plant and equipment, principally due to
         differences in depreciation                    (688,020)     (678,466)
     Other                                                  --          (7,931)
                                                     -----------   -----------

               Total gross deferred liabilities         (688,020)     (686,397)
                                                     -----------   -----------

               Net deferred taxes                    $      --            --
                                                     ===========   ===========


                                       44                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(9)  Income Taxes, Continued

     The valuation  allowance  for  deferred  tax  assets as of July 1, 1995 and
          July 2, 1994 was $1,752,847 and $1,694,511, respectively. The net change in the total valuation allowance for the year ended July 1, 1995 was an increase of $58,336. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at July 1, 1995.

     At July 1, 1995, the Company has net operating loss carryforwards for federal income tax purposes of $1,807,568 which are available to offset future federal taxable income, if any, through 2010. At July 1, 1995, the Company has net operating loss carryforwards for state income tax purposes of $2,303,725 which are available to offset future state taxable income, if any, through 2010. The Company also has investment tax credit carryforwards for state income tax purposes of $735,123 which are available to reduce future state income taxes, if any, through 2005. In addition, the Company has alternative minimum tax credit carryforwards of $227,952 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

     Cash payments for income taxes were $30,113, $287,202 and $581,250 in 1995, 1994 and 1993, respectively.

(10) Restructuring

     During fiscal 1993, the Company  received  notification of termination of a contract with the U.S. Navy. In light of the anticipated reduction in revenue as a result of this termination, the Company instituted cost cutting measures and restructuring charges of $451,750 were recognized. In November 1994, the Company further implemented cost cutting measures designed to reduce overhead costs and improve operating efficiencies. This program included severance of employees and reorganization of the manufacturing and engineering functions of the Company. A restructuring charge amounting to $360,000, consisting of severance costs, was recognized as a result of the November 1994 program.

(11) Commitments

     The Company is obligated under various equipment and premises operating leases. Future minimum payments under noncancelable operating leases for the next five years and thereafter are summarized as follows:
          $378,485 from 1996 to 2000;  and $5,172,630  after 2000.  Rent expense for equipment and premises held under operating leases for the years ended July 1, 1995, July 2, 1994 and June 26, 1993 was $378,485,
          $516,972, and $788,436, respectively.


                                       45                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(11) Commitments, Continued

     The Company maintains a letter of credit arrangement with Fleet Bank of Massachusetts, N.A. Under the arrangement in effect as of July 1, 1995, Fleet issued a letter of credit in the amount of approximately $620,000 as required under a contract between the Company and the Dutch Air Force. At July 1, 1995, the Company was required to maintain a compensating balance of approximately $620,000 in support of this letter of credit.

(12) Foreign Operations

     The Company is engaged in principally one line of business, the design, engineering and manufacture of microwave components and integrated microwave assemblies and subsystems for use in sophisticated microwave installations. The following table shows financial information about the Company's foreign operations:


                                                                 Years ended
                                                 --------------------------------------------
                                                 July 1, 1995    July 2, 1994   June 26, 1993
                                                 ------------    ------------   -------------
Net sales:
     United States                               $ 14,929,495      18,068,575      24,272,113
     European affiliate                             3,066,257       2,168,651       2,723,980
                                                 ------------    ------------    ------------

             Consolidated net
                sales                            $ 17,995,752      20,237,226      26,996,093
                                                 ============    ============    ============

Operating profit (loss):
     United States                               $ (1,474,358)     (1,113,061)        805,522
     European affiliate                              (327,324)       (364,311)       (347,753)
                                                 ------------    ------------    ------------

             Consolidated total                  $ (1,801,682)     (1,477,372)        457,769
                                                 ============    ============    ============


                                                                Years ended
                                                 --------------------------------------------
                                                 July 1, 1995    July 2, 1994   June 26, 1993
                                                 ------------    ------------   -------------
Identifiable assets:
     United States                               $ 20,941,042      25,958,041      26,247,563
     European affiliate                             2,424,064       1,983,480       2,222,498
                                                 ------------    ------------    ------------

             Consolidated total                  $ 23,365,106      27,941,521      28,470,061
                                                 ============    ============    ============

     Sales to customers located outside the United States amounted to $9,498,737 in 1995, $6,968,142 in 1994, and $9,483,017 in 1993. In 1995, sales to two customers (approximately $4,600,000 and $3,000,000, respectively) exceeded 10% of consolidated net sales. In 1994, sales to four customers (approximately $2,500,000, $2,500,000, $2,200,000 and
          $2,200,000, respectively) exceeded 10% of consolidated net sales. In 1993, sales to four customers (approximately $3,700,000, $3,600,000, $3,100,000 and $3,000,000, respectively) exceeded 10% of consolidated net sales.

                                       46                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(13) Quarterly Financial Data (Unaudited)

     The following table sets forth certain unaudited quarterly financial information for the years ended July 1, 1995 and July 2, 1994:

                                                             1995 Quarter Ended
                                       --------------------------------------------------------------
                                          Oct. 1           Dec. 31          April 1          July 1
                                       ------------       ----------       ---------       ----------
Net sales                              $  4,154,419        2,955,363       4,684,707        6,201,263
                                       ============       ==========       =========       ==========

Cost of sales                          $  2,929,509        2,558,220       3,191,757        3,774,534
                                       ============       ==========       =========       ==========

Provision for losses on
     contracts                         $       --          1,050,000            --           (750,000)
                                       ============       ==========       =========       ==========

Restructuring                          $       --            360,000            --               --
                                       ============       ==========       =========       ==========

Earnings (loss) before
     cumulative effect of
     change in accounting
     principle                         $   (123,397)      (2,498,865)       (124,272)       1,274,852
                                       ============       ==========       =========       ==========

Net earnings (loss)                    $   (123,397)      (2,498,865)       (124,272)       1,274,852
                                       ============       ==========       =========       ==========

Earnings (loss) per share:
     Earnings (loss) before
         cumulative effect of
         change in accounting
         principle                        $ (.03)            (.60)             (.04)             .31
                                          ======             ====              ====             ====

     Net earnings (loss) per
         share                            $ (.03)            (.60)             (.04)             .31
                                          ======             ====              ====             ====

     During the second quarter ended  December 31, 1994, the Company  recorded a provision  for  losses on  contracts  of  $1,050,000.  This  provision represents expected cost overruns on fixed price contracts with anticipated fiscal 1995 and 1996 shipping schedules. During the fourth quarter ended July 1, 1995, the Company was successful in negotiating favorable price adjustments amounting to $750,000 relating to contracts which the Company had recorded provisions for losses in the second quarter of 1995 and prior. These price adjustments are recognized as an offset to the provision for contract losses.

     During the second quarter ended  December 31, 1994, the Company  recorded a restructuring provision of $360,000 for severance of employees resulting from the reorganization of the manufacturing and engineering functions of the Company.

     The 1995 current federal income tax benefit of $330,000 was recognized in the fourth quarter of 1995 when such amount was determined. Allocation of this benefit in earlier quarters would result in a reduction of the reported net loss of $22,600, $457,300, and $22,700 for the first, second and third quarters, respectively, and a decrease in the reported income for the fourth quarter of $172,600.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(13) Quarterly Financial Data (Unaudited), Continued

                                                    1994 Quarter Ended
                                   --------------------------------------------------
                                     Sept. 25      Dec. 25     March 26      July 2
                                   -----------    ---------   ----------   ----------
Net sales                          $ 5,046,744    4,794,234    4,334,380    6,061,868
                                   ===========    =========   ==========   ==========

Cost of sales                      $ 3,636,351    3,294,817    2,882,221    4,601,409
                                   ===========    =========   ==========   ==========

Provision for losses on
     contracts                     $      --           --           --      1,570,000
                                   ===========    =========   ==========   ==========

Earnings (loss) before
     cumulative effect of
     change in accounting
     principle                     $    13,382       64,465        7,327   (1,446,919)
                                   ===========    =========   ==========   ==========

Cumulative effect of change
     in accounting principle       $  (994,727)        --           --           --
                                   ===========    =========   ==========   ==========

Net earnings (loss)                $  (981,345)      64,465        7,327   (1,446,919)
                                   ===========    =========   ==========   ==========

Earnings (loss) per share:
     Earnings (loss) before
         cumulative effect of
         change in accounting
         principle                 $      --            .01         --           (.32)
                                   ===========    =========   ==========   ==========

     Cumulative effect of change
         in accounting principle   $      (.22)        --           --           --
                                   ===========    =========   ==========   ==========

     Net earnings (loss) per
         share                     $      (.22)         .01         --           (.32)
                                   ===========    =========   ==========   ==========

     During the fourth quarter ended July 2, 1994, the Company recorded a provision for losses on contracts of $1,570,000. This provision represents expected cost overruns on fixed price contracts with anticipated fiscal 1995 shipping schedules.

                                  EXHIBIT INDEX


     Exhibit No.         Description
     -----------         -----------
                3.1      Certificate of Incorporation of Registrant and
                         amendments thereof.

                         (i) Restated Certificate of Incorporation is incorporated by reference to Exhibit 3(a) to Registrant's Registration Statement of Form S-1 (No. 2-42704).

                         (ii) Amendment, filed December 19, 1980, is incorporated by referenced to Exhibit 4.1(ii) to Registrant's Registration Statement of Form S-2 (No. 2-86025).

                         (iii) Amendment, filed March 18, 1985 is incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 0-6620) for the year ended June 30, 1987.

                         (iv) Amendment, filed December 14, 1987, is incorporated by reference to Exhibit 4(a) (iv) to the Registrant's Registration Statement on Form S-8 (33-19618).

*               3.2      Registrant's By-Laws, as amended.

**              4.2      Lease Agreement between the Registrant and the
                         Onondaga County Industrial Development Agency, dated June 1, 1980.

***             4.5      Amendment, dated August 21, 1985 to Lease
                         Agreement between the Registrant and the Onondaga
                         County Industrial Development Agency.

********        4.6      Loan agreement, dated June 15, 1990, by and among
                         Fleet National Bank and the Registrant.

*********       4.7      First amendment to loan agreement, dated July 15,
                         1993, by and among Fleet National Bank and the Registrant.

                4.8 Second amendment to loan agreement, dated June 24, 1994, by and among Fleet National Bank and the Registrant.

*              10.1      Registrant's Pension Plan and Trust.

*              10.2      Registrant's Incentive Stock Option Plan.

****           10.3      Registrant's Employee Stock Purchase Plan.

*****          10.4      Registrant's Non-Statutory Stock Option Plan

******         10.5      Registrant's Severance Compensation Plan

*******        21        Subsidiaries of Registrant

               23        Consent of KPMG Peat Marwick LLP

               27 Financial Data Schedule for the twelve month period ended July 1, 1995

* Incorporated herein by reference by reference to exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-19618).

** Incorporated herein by reference to exhibit 4.4 to the Registrant's Registration Statement on Form S-2 (Registration No. 2-86025)

*** Incorporated herein by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1985.

**** Incorporated herein by reference from Exhibit No. 4(c) to the registrant's Registration Statement on Form S-8 (Registration No. 33-1768)

***** Incorporated herein by reference from Exhibit No. 4 to the registrant's Registration Statement on Form S-8 (Registration No. 33-36761).

****** Incorporated herein by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1990.

******* Incorporated herein by reference to exhibit No. 22 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.

******** Incorporated herein by reference to exhibit No. 4.6 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.

*********          Incorporated herein by reference to exhibit No. 4.6 to
                   the Registrant's Annual Report on Form 10-K for the year ended June 26, 1993.