Form 10-Q
period 1995-09-10
ANAREN MICROWAVE INC
filed 1995-11-13
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to________________________


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

                                       N/A
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Registrant's Common Stock outstanding on November 10, 1995 was 4,059,742.

                             ANAREN MICROWAVE, INC.

                                      INDEX

  PART I - FINANCIAL INFORMATION                                  Page No.
                                                                  --------

    Item 1.  Financial Statement (Unaudited)

             Consolidated Condensed Balance Sheets                    3
             September 30, 1995 and July 1, 1995

             Consolidated Condensed Statements of Earnings            4
             Three months ended September 30, 1995 and
             October 1, 1994

             Consolidated Condensed Statements of Cash Flows --       5
             Three months ended September 30, 1995 and
             October 1, 1994

             Notes to Consolidated Condensed Financial
             Statements                                               6

    Item 2.  Management's Discussion and Analysis                    10
             of Financial Condition and Results of Operations

    PART II - OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K                        14

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                       September 30, 1995 and July 1, 1995


                                                     Unaudited
               Assets                             Sept. 30, 1995   July 1, 1995
                                                  --------------   ------------
Current assets:
   Cash and cash equivalents                       $  2,546,167    $  2,139,795
   Receivables, less allowance of $13,000             5,321,830       6,112,540
   Refundable Income Taxes                              330,000         330,000
   Inventories                                        6,966,092       6,853,755
   Prepaid expenses                                     301,609         235,047
                                                   ------------    ------------
           Total current assets                      15,465,698      15,671,137

Property, plant and equipment                        28,671,078      28,425,703
   Less accumulated depreciation
     and amortization                               (21,229,417)    (20,809,496)
                                                   ------------    ------------
           Net property, plant and equipment          7,441,661       7,616,207

Other assets, net                                        69,270          77,762
                                                   ------------    ------------

                                                   $ 22,976,629    $ 23,365,106
                                                   ============    ============

   Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt          $    715,360    $    712,264
   Accounts payable                                     559,053         705,101
   Accrued expenses                                     313,465         408,060
   Provision for losses on contracts                    151,915         588,031
                                                   ------------    ------------
                 Total current liabilities            1,739,793       2,413,456

Postretirement Benefit Obligation                     1,075,834       1,075,834
Long-term debt, less current installments               908,557       1,051,881
                                                   ------------    ------------
                 Total liabilities                    3,724,184       4,541,171

Stockholders' equity:
   Common stock of $.01 par value.  Authorized
     12,000,000 shares; issued 4,952,016 shares
     at September 30, 1995 and 4,850,016 shares
     at July 1, 1995                                     49,520          48,500
   Additional paid-in capital                        15,419,064      15,057,521
   Retained earnings                                  5,795,938       5,729,991
                                                   ------------    ------------
                                                     21,264,522      20,836,012
   Less cost of 892,274 shares in treasury
     at September 30, 1995 and July 1, 1995           2,012,077       2,012,077
                                                   ------------    ------------

                 Total stockholders' equity          19,252,445      18,823,935
                                                   ------------    ------------

                                                   $ 22,976,629    $ 23,365,106
                                                   ============    ============

     See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings


                                                          Unaudited
                                                   For the Quarter Ended:
                                              Sept. 30, 1995      Oct. 1, 1994
                                              (Current Year)    (Preceding Year)
                                               ------------      --------------
Net Sales                                       $ 4,449,465        $ 4,154,419

Costs and expenses
    Costs of sales                                2,808,833          2,929,509
    Marketing, including sales commissions          667,207            723,596
    General and administrative                      508,283            479,729
    Research and development                        384,788            133,851
                                                -----------        -----------

    Total costs and expenses                      4,369,111          4,266,685
                                                -----------        -----------

Operating earnings (loss)                            80,354           (112,266)

Other income                                         28,439             46,526
Interest expense                                    (42,846)           (57,657)
                                                -----------        -----------

Earnings (loss) before income taxes                  65,947           (123,397)

Income tax expense (benefit)                           --                 --
                                                -----------        -----------


Net earnings (loss)                             $    65,947        $  (123,397)
                                                ===========        ===========


Earnings (loss) per share                       $       .02        $      (.03)
                                                ===========        ===========

Dividends per share                             $      --          $      --
                                                ===========        ===========

          See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended:
                      September 30, 1995 and October 1 1994


                                                        1995            1994
                                                     -----------    -----------
Cash Flows From Operating Activities:
      Net income/(loss)                              $    65,947    $  (123,397)
      Adjustments to reconcile net income
        to net cash provided by
        operating activities:
           Depreciation and amortization of
             property, plant and equipment               419,921        441,404
           Provision for losses on contracts            (436,116)       (64,297)
           Amortization of intangibles                     8,492         63,070
           Changes in:
             Receivables                                 790,710      1,969,593
             Refundable income taxes                        --           31,746
             Inventories                                (112,337)      (649,959)
             Prepaid expenses                            (66,562)       (26,151)
             Accounts payable                           (146,048)       110,226
             Accrued expenses                            (94,595)       (42,850)
                                                     -----------    -----------
               Net cash provided by
                 operating activities                    492,412      1,709,385

Cash Flows From Investing Activities:
      Capital expenditures                              (245,375)       (33,139)
                                                     -----------    -----------
               Net cash provided (used in)
                 investing activities                   (245,375)       (33,139)

Cash Flows From Financing Activities:
      Principal payments on long-term debt              (138,768)      (118,720)
      Net borrowings under revolving line
        of credit and overdrafts                          (1,460)      (356,992)
      Proceeds from issuance of common stock             362,563           --
      Purchases of treasury stock                           --       (1,459,278)
                                                     -----------    -----------
               Net cash provided by (used in)
                 financing activities                    222,335     (1,934,990)

               Net increase (decrease) in cash
                 and cash equivalents                    406,372       (258,744)

Cash and cash equivalents at beginning of period       2,139,795      3,556,517
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 2,546,167    $ 3,297,773
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
      Cash Paid During the Period For:
        Interest                                     $    23,473         34,936
                                                     ===========    ===========
        Income taxes                                 $         0    $    30,013
                                                     ===========    ===========

See accompanying notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The accompanying financial statements and notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company's annual report for the year ended July 1, 1995.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the three months ended September 30, 1995 and October 1, 1994

The income tax rate for interim statement purposes is based on estimates of income and tax credits for the entire year.

NOTE 1:   Inventories

          Inventories at September 30, 1995 and July 1, 1995 are summarized as follows:

                                               September 30        July 1
                                               ------------      ----------
               Raw Materials                    $2,826,533       $2,804,720
               Work in process                   3,395,954        3,266,194
               Finished Goods                      743,605          782,841
                                                ----------       ----------
                                                $6,966,092       $6,853,755
                                                ==========       ==========



NOTE 2:   Property, Plant and Equipment

          Property, plant and equipment at September 30, 1995 and July 1, 1995 are shown in the following summary:

                                                September 30      July 1
                                                ------------    -----------
               Land and Land improvements        $ 1,362,050    $ 1,362,050
               Buildings and improvements          5,094,722      5,094,722
               Machinery and equipment            22,214,306     21,968,931
                                                 -----------    -----------
                                                 $28,671,078    $28,425,703
                                                 ===========    ===========

NOTE 3:   Long-Term Debt

          Long-term debt at September 30, 1995 and July 1, 1995 is comprised of the following:

                                              September 30       July 1
                                              ------------     ----------
          75% of prime rate Industrial
            Development Revenue Bonds, due
            in semi-annual installments
            through May 1, 2000                $1,133,334      $1,133,334

          Capitalized lease obligations           490,583         630,811
            Revolving Line of Credit                 --              --
                                               ----------      ----------
                                               $1,623,917      $1,764,145

          Less Current Installments               715,360         712,264
                                               ----------      ----------
                                               $  908,557      $1,051,881
                                               ==========      ==========

NOTE 4:   Per Share Data

          Per share data are based on a weighted average of 3,998,080 common shares issued and outstanding.

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

          Deferring tax assets and liabilities at September 30, 1995 and July 1, 1995 are summarized as follows:

                                          September 30          July 1
                                          ------------        -----------
          Gross deferred tax assets        $ 2,418,445        $ 2,440,867
          Less valuation allowance          (1,730,425)        (1,752,847)
                                           -----------        -----------
          Net deferred tax assets              688,020            688,020

          Gross deferred tax liabilities      (688,020)          (688,020)
                                           -----------        -----------
          Net deferred taxes               $         0        $         0

          The valuation allowance for the deferred tax assets as of September 30, 1995 and July 1, 1995 was $1,730,425 and $1,752,847, respectively.
          The net change in the total valuation allowance for the quarter ended September 30, 1995 was a decrease of $22,422. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 1995.

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

          The Company adopted Statement of Financial Accounting Standards No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions (FAS 106), effective June 27, 1993. FAS 106 changed the practice of accounting for the costs of health insurance coverage for retired employees on a pay-as-you-go (cash) basis by requiring an accrual for the expected future benefit expense during the period of employment. The Company elected to immediately recognize the Accumulated Postretirement Benefit Obligation ("APBO") of $994,727 in the
          quarter ended September 25, 1993. Net periodic postretirement benefit expense for fiscal 1996 is expected to be approximately $101,000, consisting of service costs of $27,000 and interest costs of $74,000.

          The components of the accumulated postretirement benefit obligation included in the Company's balance sheet at September 30, 1995 and July 1, 1995 are as follows:

                                               September 30        July 1
                                               ------------      ----------
          Retirees                              $  474,517       $  474,517
          Fully eligible active employees          259,458          259,458
          Other active participants                275,714          275,714
          Unrecognized net gain                     66,145           66,145
                                                ----------       ----------

          Accrued Postretirement Benefit Cost   $1,075,834       $1,075,834
                                                ==========       ==========

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

NOTE 7:   52/53 Weeks Fiscal Year

          Beginning with fiscal year 1996, the Company switched to a twelve month fiscal year from the previous 52/53 week fiscal year. Fiscal 1996 will end on June 30, 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of operations for the first quarter of fiscal 1996 reflected a small increase in both revenues and earnings due to the rising sales of new commercial products. Net sales for the first quarter ended September 30, 1995 were $4,449,465, up 7%, from net sales of $4,154,419 for the same period in the previous year, and the Company recorded net earnings of $65,947 compared to a loss of $123,397 recorded during the first quarter of fiscal 1995.

To better serve its emerging commercial markets, the Company reorganized, during the first quarter of fiscal 1996, into three internal business units. These business units are Electronic Warfare, Radar and Telecommunications and Wireless. This action was taken to optimize responsiveness to customers needs and to provide extended fiscal accountability downward throughout the organization. Each business unit is composed of an independent engineering, marketing and sales teams whose purpose is to develop, market and deliver product to its customers.

During the first quarter ended September 30, 1995 sales in the Wireless and Radar and Telecommunications groups rose $255,000 and $850,000, respectively, compared to the first quarter of the previous year, while sales in the electronic warfare group fell $810,000, resulting in an overall sales increase of approximately $295,000.

Sales of Wireless products, which consist of components for use in building cellular base station equipment, rose from less than $20,000 in first quarter of fiscal 1995 to over $275,000 in the first quarter of the current fiscal year. These sales consisted mainly of surface mount couplers sold on tape and reel for pick and place high volume production applications and pilot production runs of custom components for base station equipment manufacturers.

Currently the Company expects to ship approximately $500,000 to $1,000,000 of surface mount couplers during fiscal 1996 based on projected customer demand and current prices, which range from $1.30 to $3.00 per coupler. Additionally, the Company expects significant production opportunities in the second half of fiscal 1996 for custom base station equipment components for which pilot production runs have been completed and vendor qualification requirements have been met. Firm backlog for Wireless products was approximately $320,000 at September 30, 1995 all of which is expected to ship in fiscal 1996.

Shipments of Radar and Telecommunication products, which consist of military phase array radars and customized commercial multilayer components such as Butler matrices and beamforming networks for commercial satellites, increased $850,000 to $970,000 in the first quarter of fiscal 1996 compared to approximately $120,000 in the first quarter of fiscal 1995. This increase is attributable to shipments during the current first quarter of approximately $800,000 under the Army Ground Based Radar program which the Company is currently producing for Raytheon Company under a $3,750,000 contract. Shipments under this contract were severely limited during the half of fiscal 1995 due to difficulties in meeting the customer's technical specifications and manufacturing process problems. These problems were resolved in the second half of fiscal 1995 and the Company expects to finish shipping this contract in the second quarter of the current fiscal year.

The remaining first quarter shipments in this product area amounted to approximately $170,000, and represented preproduction units for the Iridium program. This program, under which the Company is building the satellite antenna beamforming networks for Raytheon Company, represents approximately $5,800,000 in firm backlog at September 30, 1995 and is expected to ship at the rate of approximately $1,000,000 a quarter over the next 18 months, beginning in October, 1995.

Sales of Electronic Warfare products fell $811,000, to $3,200,000 in the first quarter of fiscal 1996, compared to the same quarter in fiscal 1995. Shipments in this business area, which include Digital Frequency Discriminators (DFD's) , Digital RF Memories (DRFM's), ESM Receivers, Military Simulators and Microwave Integrated Circuit components (MIC's), has been steadily declining over the past three fiscal years due to the decline in the overall worldwide defense market. The drop in sales in the first quarter of fiscal 1996 was spread over all of the above mentioned product areas, except for MIC's, due to the completion of a number of large DFD and DRFM programs in the latter part of fiscal 1994 and early fiscal 1995, and a drop off in new orders for ESM receivers in fiscal 1995. Firm backlog in this business unit was approximately $6,400,000 at the beginning of the current fiscal year, down $4,800,000 from the beginning of fiscal 1995. Presently, the Company expects Electronic Warfare product sales to stabilize at approximately $2,500,000 to $3,000,000 per quarter over the remainder of fiscal 1996. Firm backlog in this product area at September 30, 1995 was approximately $3,800,000, of which all but $535,000 is expected to ship during the remainder of fiscal 1996.

Net earnings for the first quarter ended September 30, 1995 were $65,947 compared to a loss of $123,397 for the first quarter of fiscal 1995. This improvement in earnings was a result of the 7% increase in sales revenue, a significant improvement in gross margins and a small decrease in marketing expense during the period as compared to the same period in the previous fiscal year.

Gross margin on sales for the first quarter of fiscal 1996 was 37% compared to 29% for the first quarter of fiscal 1995. This significant improvement was the result of the higher sales volume attained in the current quarter which allowed for better absorption of fixed overhead costs and personnel reductions made in the second quarter of the previous fiscal year which were specifically targeted at reducing manufacturing overhead and engineering costs. Additionally, during the current first quarter, approximately $436,000 of costs incurred in building products for shipment during this period were charged against the allowance for contract losses established in fiscal 1994 and 1995. These expenses represent cost overruns incurred on products shipped in the first quarter which had previously been identified and provided for when the allowance was established. The Company expects that gross margins will approximate current levels through the remainder of fiscal 1996.

Research and development expense was $385,000 for the first three months of fiscal 1996, up 187% from $134,000 for the same period in fiscal 1995. This increase represents a significant rise in the prototype development efforts for the Company's new Wireless commercial product line. Current development efforts are being targeted on adapting existing Company technologies to produce new component products which fit a specific customer's requirements in the wireless cellular base station market. Future research and development expenditures are expected to fluctuate based on sales levels and identified market opportunities.

Marketing expense fell 8% in the first three months of fiscal 1996 compared to the first three months of the previous fiscal year. This decrease was due mainly to the reassignment of marketing personnel to other functions within the Company due to the business group realignment undertaken in the first quarter of the current year. Marketing expense is expected to rise during the remainder of fiscal 1996 as the Company adds personnel and expenses in order to meet the demands of the wireless marketplace.

General and Administrative expenses rose 6% in the first quarter of fiscal 1996 compared to the same period in fiscal 1995. This increase represents normal quarter to quarter fluctuation in expenditures.

Current levels of general and administrative spending reflect the same level or lower of that experienced by the Company in fiscal 1995. General and administrative expense is expected to remain at current levels or decline during the remainder of the current fiscal year.

Interest expense and other income fell 26% and 38%, respectively, in the first quarter of fiscal 1996 compared to the same quarter in fiscal 1995. The decline in interest expense reflects the continuing reduction in long-term debt over the past year, while the drop in other income mirrored a like reduction in cash balance available for investment in the current quarter as compared to last year.

Consolidated income tax expense was $0 in the first quarter of fiscal 1996 versus an expected tax expense of approximately $22,422 based on 34% of before income taxes. The difference between the actual tax benefit recognized in the financial statements and the expected tax benefit calculated on the loss incurred was due to a decrease in the deferred tax asset valuation allowance required by the new tax accounting rules (FAS No. 109) adopted by the Company at the beginning of fiscal 1994. Under the new tax accounting rules the Company must assess the realizability of deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences become deductible. Management of the Company has considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment of the realizability of the deferred tax asset balances at September 30, 1995. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefit of these deductible differences, net of the existing valuation allowances at September 30, 1995.

Liquidity and Capital Resources

During the first quarter of fiscal 1996, the Company continued to maintain a strong and highly liquid financial position. As of September 30, 1995, the Company's cash position had increased $406,000 compared to the end of fiscal 1995 due to a $790,000 decrease in accounts receivable and $363,000 in additional capital received by the Company due to the exercise of stock options by directors and employees. During this same period, net working capital rose $468,000 due to reductions in accounts payable, accrued expenses and the provision for losses on contracts.

Long-term liabilities declined $144,000 during the first quarter due to payments on various capitalized lease obligations relating to production equipment and no new long-term debt was taken on as the Company's cash balances were more than adequate to fund both long and short-term cash needs.

During the remainder of fiscal 1995, the Company's major cash requirements will be for additions to capital equipment and repayment of long-term debt. Capital equipment additions for the current year have been budgeted at $1,000,000 and through the first quarter of fiscal 1996, approximately $245,000 has been expended all of which was funded by cash generated from operations. Capital equipment additions for the remainder of fiscal 1996 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

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

Presently, the Company is negotiating a new credit facility with its bank. Were this credit facility not available, the Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flow from operations and progress payments from customers.

Item 6.          Exhibits and Reports on Form 8-K

Item 6(a)        Exhibits

Exhibit No. 27   Financial Data Schedule for the three month period ended
                 September 30, 1995


Item 6(b)        Reports on Form 8K

The registrant was not required to file an 8-K during the current fiscal period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Anaren Microwave, Inc.
                                          (Registrant)




Date:  November 10, 1995                  Hugh A. Hair
                                          Chairman & Chief Executive Officer



Date:  November 10, 1995                  Joseph E. Porcello
                                          Vice President of Finance & Controller

                                  Exhibit Index



Number                             Description
------                             -----------

27  Financial Data Schedule for the three month period ended September 30, 1995.