Form 10-Q
period 1995-12-31
ANAREN MICROWAVE INC
filed 1996-02-13
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1995
                               -----------------

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

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Registrant's Common Stock outstanding on November 10, 1995 was 4,073,042.

                             ANAREN MICROWAVE, INC.

                                      INDEX

   PART I - FINANCIAL INFORMATION                                      Page No.
   ------------------------------                                      --------

     Item 1.    Financial Statement (Unaudited)

                Consolidated Balance Sheets                                 3
                December 31, 1995 and July 1, 1995

                Consolidated Statements of Earnings                         4
                Three months ended December 31, 1995 and
                December 31, 1994

                Consolidated Statements of Earnings -                       5
                Six months ended December 31, 1995 and
                December 31, 1994

                Consolidated Statements of Cash Flows -                     6
                Six months ended December 31, 1995
                and December 31, 1994

                Notes to Consolidated Condensed Financial
                Statements - December 31, 1995                              7

     Item 2.    Management's Discussion and Analysis                       10
                of Financial Condition and Results of Operations



     PART II - OTHER INFORMATION


     Item 4.    Submission of matters to a                                 14
                vote of Security Holders

     Item 6.      Exhibits and Reports on Form 8-K                         15

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                       December 31, 1995 and July 1, 1995

                                                                 Unaudited
                   Assets                                     Dec. 31, 1995       July 1, 1995
                   ------                                     -------------       ------------
   Current assets:
       Cash and cash equivalents                              $  2,916,420       $   2,139,795
       Receivables, less allowance of $13,000                    4,672,193           6,112,540
       Refundable Income Taxes                                     330,000             330,000
       Inventories                                               7,129,287           6,853,755
       Prepaid expenses                                            291,564             235,047
                                                              ------------        ------------
                   Total current assets                         15,339,464          15,671,137

   Property, plant and equipment                                28,855,181          28,425,703
       Less accumulated depreciation and amortization          (21,646,838)        (20,809,496)
                                                              ------------        ------------
                   Net property, plant and equipment             7,208,343           7,616,207

   Other assets, net                                                60,778              77,762
                                                              ------------        ------------
                                                              $ 22,608,585       $  23,365,106
                                                              ============       =============

       Liabilities and Stockholders' Equity
       ------------------------------------

   Current liabilities:
       Current installments of long-term debt                 $    564,909       $     712,264
       Accounts payable                                            406,161             705,101
       Accrued expenses                                            442,480             408,060
       Provision for losses on contracts                            24,403             588,031
                                                              ------------        ------------
                   Total current liabilities                     1,437,953           2,413,456

   Postretirement Benefit Obligation                             1,075,834           1,075,834
   Long-term debt, less current installments                       793,334           1,051,881
                                                              ------------        ------------
                   Total liabilities                             3,307,121           4,541,171

   Stockholders' equity:
       Common stock of $.01 par value.  Authorized
       12,000,000 shares; issued 4,965,316 shares
       at December 31, 1995 and 4,850,016 shares
       at July 1, 1995                                              49,653              48,500
       Additional paid-in capital                               15,457,106          15,057,521
       Retained earnings                                         5,806,782           5,729,991
                                                              ------------        ------------
                                                                21,313,541          20,836,012
       Less cost of 892,274 shares in treasury
         at December 31, 1995 and July 1, 1995                   2,012,077           2,012,077
                                                              ------------        ------------

                   Total stockholders' equity                   19,301,464          18,823,935
                                                              ------------        ------------

                                                              $ 22,608,585        $ 23,365,106
                                                              ============        ============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings

                                                         Unaudited
                                                   For the Quarter Ended:
                                            Dec. 31, 1995       Dec. 31, 1994
                                            (Current Year)     (Preceding Year)
                                            --------------     ----------------
Net Sales                                     $4,441,629         $   2,955,363

Costs and expenses
  Costs of sales                               2,745,411             2,558,220
  Provision for losses on contracts                  ---             1,050,000
  Marketing, including sales commissions         798,514               768,116
  General and administrative                     533,325               535,438
  Research and development                       375,629               157,067
  Restructuring                                      ---               360,000
                                              ----------         -------------

  Total costs and expenses                     4,452,879             5,428,841
                                              ----------         -------------

Operating earnings (loss)                        (11,250)           (2,473,478)

Other income                                      52,883                32,488
Interest expense                                 (30,789)              (57,875)
                                              ----------         -------------

Earnings (loss) before income taxes               10,844            (2,498,865)

Total taxes on income                                ---                   ---
                                              ----------         -------------

Net earnings (loss)                           $   10,844         $  (2,498,865)
                                              ==========         =============

Earnings (loss) per share                     $      ---         $        (.60)
                                              ==========         =============

Dividends per share                           $      ---         $         ---
                                              ==========         =============

See accompanying notes to consolidated financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings

                                                          Unaudited
                                                   For the Six Months Ended:
                                               Dec. 31, 1995      Dec. 31, 1994
                                              (Current Year)    (Preceding Year)
                                              -------------     ----------------
Net Sales                                       $8,891,094        $ 7,109,782

Costs and expenses
   Costs of sales                                5,554,244          5,487,729
   Provision for losses on contracts                   ---          1,050,000
   Marketing, including sales commissions        1,465,721          1,491,712
   General and administrative                    1,041,608          1,015,167
   Research and development                        760,417            290,918
   Restructuring                                       ---            360,000
                                                ----------       ------------

   Total costs and expenses                      8,821,990          9,695,526
                                                ----------       ------------

Operating earnings (loss)                           69,104         (2,585,744)

Other income                                        81,322             79,014
Interest expense                                   (73,635)          (115,532)
                                                ----------       ------------

Earnings (loss) before income taxes                 76,791         (2,622,262)

Total taxes on income                                  ---               ---
                                                ----------       ------------

Net earnings (loss)                             $   76,791       $ (2,622,262)
                                                ==========       ============

Earnings (loss) per share                       $      .02       $       (.63)
                                                ==========       ============

Dividends per share                             $      ---       $        ---
                                                ==========       ============

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended:
                     December 31, 1995 and December 31, 1994

                                                              1995             1994
                                                              ----             ----
Cash Flows From Operating Activities:
     Net income/(loss)                                       $76,791      $  (2,622,262)
     Adjustments to reconcile net income
       to net cash provided by
       operating activities:
         Depreciation and amortization of
           property, plant and equipment                     837,342            873,214
         Provision for losses on contracts                  (563,628)           610,672
         Deferred income taxes                                  --                 --
         Amortization of intangibles                          16,984             71,562
         Changes in:
           Receivables                                     1,440,347          3,116,331
           Refundable income taxes                              --               31,746
           Inventories                                      (275,532)           (15,089)
           Prepaid expenses                                  (56,517)            (4,388)
           Accounts payable                                 (298,940)           (21,426)
           Accrued expenses                                   34,420            323,585
           Postretirement benefit obligation                    --                 --
                                                         -----------        -----------
             Net cash provided by
               operating activities                        1,211,267          2,363,945

Cash Flows From Investing Activities:
     Capital expenditures                                   (429,478)          (158,042)
                                                         -----------        -----------
             Net cash provided (used in)
               investing activities                         (429,478)          (158,042)

Cash Flows From Financing Activities:
     Principal payments on long-term debt                   (402,922)          (354,058)
     Net borrowings under revolving line
       of credit and overdrafts                               (2,980)          (360,438)
     Purchase of Treasury Stock                                 --           (1,459,278)
     Proceed from issuance of common stock                   400,738              1,925
                                                         -----------        -----------

             Net cash provided by (used in)
               financing activities                           (5,164)        (2,171,849)

             Net increase (decrease) in cash
               and cash equivalents                          776,625             34,054

Cash and cash equivalents at beginning of period           2,139,795          3,556,517
                                                         -----------        -----------
Cash and cash equivalents at end of period               $ 2,916,420        $ 3,590,571
                                                         ===========        ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                         $     74,924            142,544
                                                        ============        ===========
       Income taxes                                     $       --          $    52,860
                                                        ============        ===========

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1995, and the results of operations and cash flows for the six months ended December 31, 1995 and 1994.

The income tax rate for interim statement purposes is based on estimates of income and tax credits for the entire year.

NOTE 1:  Inventories

         Inventories at December 31, 1995 and July 1, 1995 are summarized as follows:

                                           December 31                 July 1
                                           -----------                 ------

            Raw Materials                  $ 2,757,960            $  2,804,720
            Work in process                  3,454,587               3,266,194
            Finished Goods                     916,740                 782,841
                                           -----------                 -------
                                           $ 7,129,287            $  6,853,755
                                           ===========            ============



NOTE 2:  Property, Plant and Equipment

         Property, plant and equipment at December 31, 1995 and July 1, 1995 are shown in the following summary:

                                           December 31                July 1
                                           -----------                ------

            Land and Land improvements     $ 1,362,050             $ 1,362,050
            Buildings and improvements       5,094,722               5,094,722
            Machinery and equipment         22,398,409              21,968,931
                                           -----------             -----------
                                           $28,855,181             $28,425,703
                                           ===========             ===========

NOTE 3:  Long-Term Debt

         Long-term debt at December 31, 1995 and July 1, 1995 is comprised of the following:

                                            December 31               July 1
                                            -----------               ------
75% of prime rate Industrial
Development Revenue Bonds, due
in semi-annual installments
through May 1, 2000                         $   1,020,001         $   1,133,334

Capitalized lease obligations                     338,242               630,811
Revolving Line of Credit                              ---                   ---
                                            -------------         -------------
                                            $   1,358,243         $   1,764,145

Less Current Installments                         564,909               712,264
                                            -------------         -------------
                                            $     793,334         $   1,051,881
                                            =============         =============



NOTE 4:  Per Share Data

         Per share data are based on a weighted average of 4,031,539 common shares issued and outstanding.

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

         Deferring tax assets and liabilities at December 31, 1995 and July 1, 1995 are summarized as follows:
                                                December 31           July 1
                                                -----------           ------
         Gross deferred tax assets              $2,414,758          $2,440,867
         Less valuation allowance               (1,726,738)         (1,752,847)
                                                ----------          ----------
         Net deferred tax assets                   688,020             688,020

         Gross deferred tax liabilities           (688,020)           (688,020)
                                                ----------          ----------
         Net deferred taxes                     $        0          $        0

         The valuation allowance for the deferred tax assets as of December 31, 1995 and July 1, 1995 was $1,726,738 and $1,752,847, respectively. The net change in the total valuation allowance for the six months ended December 31, 1995 was a decrease of $26,109. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1995.

NOTE 6:  52/53 Weeks Fiscal Year

         Beginning with fiscal year 1996, the Company switched to a twelve month fiscal year from the previous 52/53 week fiscal year. Fiscal 1996 will end on June 30, 1996.

Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Results of Operations

Results of operations for the first six months of fiscal 1996 reflected both increased revenues and profits due to the continuing rise in sales of new commercial products. Net sales for the six months end December 31, 1995 were $8,891,094, up 25% from net sales of $7,109,782 for the first half of the previous fiscal year, while net earnings for the first half of the current fiscal year were $76,791 compared to a loss of $(2,622,262) for the first six months of fiscal 1995.

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

During the first six months ended December 31, 1995 sales in the Wireless and Radar and Telecommunications groups rose $752,000 and $1,833,000, respectively, compared to the first half of the previous year, while sales in the electronic warfare group fell $804,000, resulting in an overall sales increase of $1,781,000.

Sales of Wireless products, which consist of components for use in building cellular base station equipment, rose from less than $50,000 in the first half of fiscal 1995 to over $800,000 in the first half of the current fiscal year. These sales consisted mainly of cataolg microwave components sold on tape and reel for pick and place high volume production applications and pilot production runs of custom components for base station equipment manufacturers.

Currently the Company expects to ship approximately $500,000 to $1,000,000 of catalog components during fiscal 1996 based on projected customer demand and current prices, which range from $1.00 to $50.00 per coupler. Additionally, the Company expects significant production opportunities in the second half of fiscal 1996 for custom base station equipment components for which pilot production runs have been completed and vendor qualification requirements have been met. Firm backlog for Wireless products was approximately $1,420,000 at December 31, 1995 all of which is expected to ship in fiscal 1996.

Sales of Radar and Telecommunication products, which consist of customized commercial multilayer components such as Butler matrices and beamforming networks for commercial satellites, increased $1,830,000 to $2,290,000 in the first half of fiscal 1996 compared to approximately $465,000 in the first half of fiscal 1995. This increase is attributable to over $900,000 in shipments in the first half of fiscal 1996 under the Army Ground Based Radar program (GBR) and over $1,100,000 in shipments of satellite beamforming networks under a $6,000,000 contract with Raytheon Company for the Iridium project.

Shipments under the Army GBR program were severely limited in the first half of the previous fiscal year, amounting to less than $400,000 under a $3,750,000 program with Raytheon Company, due to difficulties in meeting customer technical specifications and manufacturing process problems. These problems were resolved in the second half of fiscal 1995 and the Company has all but completed shipping under this contract at the end of the current second quarter. Shipments for the Iridium program, under which the Company is building satellite antenna beamforming networks for Raytheon Company, rose to more than $950,000 in the just completed second quarter and over $1,100,000 for the first half of fiscal 1996 as the Company moved into the production phase of this program. This program represents approximately $4,800,000 in firm backlog at December 31, 1995 and is expected to ship at the rate of approximately $1,000,000 to $1,400,000 a quarter over the next 12 to 15 months.

Sales of Electronic Warfare products fell $804,000, to $5,792,000 in the first half of fiscal 1996, compared to the same period in fiscal 1995. Shipments in this business area, which include Digital Frequency Discriminators (DFD's) , Digital RF Memories (DRFM's), ESM Receivers, Military Simulators and Microwave Integrated Circuit components (MIC's), has been steadily declining over the past three fiscal years due to the decline in the overall worldwide defense market. The drop in sales in the first quarter of fiscal 1996 was spread over all of the above mentioned product areas, except for MIC's and DRFM's due to the completion of a number of large DFD programs in the latter part of fiscal 1994 and early fiscal 1995, and a drop off in new orders for ESM receivers in fiscal 1995. Firm backlog in this business unit was approximately $6,400,000 at the beginning of the current fiscal year, down $4,800,000 from the beginning of fiscal 1995. Presently, the Company expects Electronic Warfare product sales to stabilize at approximately $1,500,000 to $2,500,000 per quarter over the remainder of fiscal 1996. Firm backlog in this product area at December 31, 1995 was approximately $2,600,000, of which all but $535,000 is expected to ship during the remainder of fiscal 1996.

Net earnings for the first six months ended December 31, 1995 were $76,791 compared to a loss of $(2,622,262) for the first six months of fiscal 1995. This improvement in earnings was a result of the 25% increase in sales revenue, a significant improvement in gross margins and a small decrease in marketing expense during the period as compared to the same period in the previous fiscal year. Additionally, the loss in the first half of fiscal 1995 (the previous period) was increased by a $1,050,000 charge against earnings for expected losses on contracts in process and a $360,000 charge against earnings for severance costs incurred for personnel reductions made during the second quarter of last year.

Gross margin on sales for the first half of fiscal 1996 was 37% compared to 23% for the first half of fiscal 1995. This significant improvement was the result of the higher sales volume attained in the current quarter which allowed for better absorption of fixed overhead costs and personnel reductions made in the second quarter of the previous fiscal year which were specifically targeted at reducing manufacturing overhead and engineering costs. Additionally, during the current first six months, approximately $564,000 of costs incurred in building products for shipment during this period were charged against the allowance for contract losses established in fiscal 1994 and 1995. These expenses represent cost overruns incurred on products shipped in the first quarter which had previously been identified and provided for when the allowance was established. The Company expects that gross margins will approximate current levels through the remainder of fiscal 1996.

Research and development expense was $760,000 for the first six months of fiscal 1996, up 161% from $291,000 for the same period in fiscal 1995. This increase represents a significant rise in the prototype development efforts for the Company's new Wireless commercial product line. Current development efforts are being targeted on adapting existing Company technologies to produce new component products which fit a specific customer's requirements in the wireless cellular base station market. Future research and development expenditures are expected to fluctuate based on sales levels and identified market opportunities.

Marketing expense fell 2% in the first six months of fiscal 1996 compared to the first six months of the previous fiscal year. This decrease was due mainly to the reassignment of marketing personnel to other functions within the Company due to the business group realignment undertaken in the first quarter of the current year. Marketing expense is expected to rise during the remainder of fiscal 1996 as the Company adds personnel and expenses in order to meet the demands of the wireless marketplace.

General and Administrative expenses rose 3% in the first half of fiscal 1996 compared to the same period in fiscal 1995. This increase represents normal period to period fluctuation in expenditures.

Current levels of general and administrative spending reflect the same level or lower of that experienced by the Company in fiscal 1995. General and administrative expense is expected to remain at current levels or decline during the remainder of the current fiscal year.

Interest expense fell 36% in the first half of fiscal 1996 compared to the same period in fiscal 1995. The decline in interest expense reflects the continuing reduction in long-term debt over the past year. During this same period, other income rose 3% due to higher investable cash balances during the current second quarter compared to the same period in the previous fiscal year.

Consolidated income tax expense was $0 in the first half of fiscal 1996 versus an expected tax expense of approximately $26,109 based on 34% of before income taxes. The difference between the actual tax benefit recognized in the financial statements and the expected tax benefit calculated on the loss incurred was due to a decrease in the deferred tax asset valuation allowance required by the new tax accounting rules (FAS No. 109) adopted by the Company at the beginning of fiscal 1994. Under the new tax accounting rules the Company must assess the realizability of deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences become deductible. Management of the Company has considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment of the realizability of the deferred tax asset balances at December 31, 1995. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefit of these deductible differences, net of the existing valuation allowances at December 31, 1995.

Liquidity and Capital Resources

During the first six months of fiscal 1996, the Company continued to maintain a strong and highly liquid financial position. As of December 31, 1995, the Company's cash position had increased $777,000 compared to the end of fiscal 1995 due to a $1,440,000 decrease in accounts receivable and $401,000 in additional capital received by the Company due to the exercise of stock options by directors and employees. During this same period, net working capital rose $644,000 due to reductions in accounts payable, accrued expenses, the provision for losses on contracts and the current portion of long term debt.

Long-term liabilities declined $259,000 during the first six months due to payments on various capitalized lease obligations relating to production equipment and facilities and no new long-term debt was taken on as the Company's cash balances were more than adequate to fund both long and short-term cash needs.

During the remainder of fiscal 1996, the Company's major cash requirements will be for additions to capital equipment and repayment of long-term debt. Capital equipment additions for the current year have been budgeted at $1,000,000 and, through the first half of fiscal 1996, approximately $430,000 has been expended all of which was funded by cash generated from operations. Capital equipment additions for the remainder of fiscal 1996 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

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

Item 4:  Submission of Matters to a vote of Security Holders

         The Company's annual shareholders' meeting was held on December 6, 1995, at which time the election of Directors was conducted. The following named individuals were nominated and elected Directors of the Company:

         Hugh A. Hair                                Herbert I. Corkin
         Carl W. Gerst, Jr.                          Abraham Manber
         William J. Mackay                           Dale F. Eck
         Lawrence A. Sala

         In addition, the proposal to ratify and approve the Anaren Microwave, Inc. Incentive Stock Option Plan was approved by a vote of 2,313,397 to 549,018 with 10,706 abstaining.

         There were no other matters voted upon other than procedural matters and the selection of auditors.

Item 6.         Exhibits and Reports on Form 8-K

Item 6(a)       Exhibits

Exhibit No. 27  Financial Data Schedule for the six month period ended
                December 31, 1995


Item 6(b)       Reports on Form 8K

The registrant was not required to file an 8-K during the current fiscal period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Anaren Microwave, Inc.
                                             ---------------------
                                            (Registrant)




Date:  February 9, 1996                      Hugh A. Hair
                                             Chairman & Chief Executive Officer
                                             ----------------------------------

Date:  February 9, 1996                      Joseph E. Porcello
                                             Vice President Finance & Controller
                                             -----------------------------------

                                 Exhibit Index



Number                         Description
------                         -----------

27          Financial Data Schedule for the six month period ended
            December 31, 1995.