Form 10-Q
period 1996-03-31
ANAREN MICROWAVE INC
filed 1996-05-14
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

     Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The number of shares of Registrant's Common Stock outstanding on May 13, 1996 was 4,093,042.

                             ANAREN MICROWAVE, INC.

                                      INDEX

   PART I - FINANCIAL INFORMATION                                       Page No.
                                                                        --------
       Item 1.    Financial Statement (Unaudited)

                  Consolidated Balance Sheets                               3
                  March 31, 1996 and July 1, 1995

                  Consolidated Statements of Earnings                       4
                  Three months ended March 31, 1996 and
                  April 1, 1995

                  Consolidated Statements of Earnings -                     5
                  Nine months ended March 31, 1996 and
                  April 1, 1995

                  Consolidated Statements of Cash Flows -                   6
                  Nine months ended March 31, 1996
                  and April 1, 1995

                  Notes to Consolidated Condensed Financial
                  Statements - March 31, 1996                               7

       Item 2.    Management's Discussion and Analysis                      10
                  of Financial Condition and Results of Operations


       PART II - OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K                          14

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                         March 31, 1996 and July 1, 1995


                                                                       Unaudited
                   Assets                                           March 31, 1996         July 1, 1995
                                                                    --------------         ------------
   Current assets:
       Cash and cash equivalents                                     $ 2,903,428           $ 2,139,795
       Receivables, less allowance of $13,000                          4,095,337             6,112,540
       Refundable Income Taxes                                           330,000               330,000
       Inventories                                                     7,019,568             6,853,755
       Prepaid expenses                                                  315,654               235,047
                                                                     -----------           -----------
                   Total current assets                               14,663,987            15,671,137

   Property, plant and equipment                                      28,423,426            28,425,703
       Less accumulated depreciation and amortization                (21,533,341)          (20,809,496)
                                                                     -----------           -----------
                   Net property, plant and equipment                   6,890,085             7,616,207

   Other assets, net                                                      52,285                77,762
                                                                     -----------           -----------
                                                                     $21,606,357           $23,365,106
                                                                     ===========           ===========

       Liabilities and Stockholders' Equity

 Current liabilities:
       Current installments of long-term debt                        $   448,987           $   712,264
       Accounts payable                                                  443,122               705,101
       Accrued expenses                                                  741,411               408,060
       Provision for losses on contracts                                      --               588,031
                                                                     -----------           -----------
                   Total current liabilities                           1,633,520             2,413,456

   Postretirement Benefit Obligation                                   1,075,834             1,075,834
   Long-term debt, less current installments                             793,334             1,051,881
                                                                     -----------           -----------
                   Total liabilities                                   3,502,688             4,541,171

   Stockholders' equity:
       Common stock of $.01 par value.  Authorized
       12,000,000 shares; issued 4,965,316 shares
       at March 31, 1996 and 4,850,016 shares
       at July 1, 1995                                                    49,653                48,500
       Additional paid-in capital                                     15,457,106            15,057,521
       Retained earnings                                               4,608,987             5,729,991
                                                                     -----------           -----------
                                                                      20,115,746            20,836,012
       Less cost of 892,274 shares in treasury
         at March 31, 1996 and July 1, 1995                            2,012,077             2,012,077
                                                                     -----------           -----------
                   Total stockholders' equity                         18,103,669            18,823,935
                                                                     -----------           -----------
                                                                     $21,606,357           $23,365,106
                                                                     ===========           ===========

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                  Consolidated Condensed Statements of Earnings

                                                                         Unaudited
                                                                   For the 3 Mos. Ended:
                                                             March 31, 1996      April 1, 1995
                                                             (Current Year)      (Preceding Year)
                                                             --------------      ----------------
Net Sales                                                      $4,101,685           $4,684,707

Costs and expenses
        Costs of sales                                          2,913,676            3,191,757
        Marketing, including sales commissions                    831,023              822,851
        General and administrative                                528,676              528,165
        Research and development                                  228,996              264,742
        Restructuring                                             810,000                   --
                                                               ----------           ----------

        Total costs and expenses                                5,312,371            4,807,515
                                                               ----------           ----------

Income (loss) from operations                                  (1,210,686)            (122,808)

Other income                                                       38,736               40,449
Interest expense                                                  (25,845)             (41,913)
                                                               ----------           ----------

Earnings (loss) before income taxes                            (1,197,795)            (124,272)

Total taxes on income                                                  --                   --
                                                               ----------           ----------

Net earnings (loss)                                            (1,197,795)            (124,272)

Earnings (loss) per share                                      $     (.30)          $     (.04)
                                                               ==========           ==========

Dividends per share                                            $       --           $       --
                                                               ==========           ==========

See accompanying notes to consolidated financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                  Consolidated Condensed Statement of Earnings

                                                                           Unaudited
                                                                      For the 9 Mos. Ended:
                                                              March 31, 1996        April 1, 1995
                                                              (Current Year)      (Preceding Year)
                                                              --------------      ----------------
Net Sales                                                      $12,992,779           $11,794,489

Costs and expenses
        Costs of sales                                           8,467,920             8,679,486
        Provision for losses on contracts                               --             1,050,000
        Marketing, including sales commissions                   2,296,744             2,314,563
        General and administrative                               1,570,284             1,543,332
        Research and development                                   989,413               555,660
        Restructuring                                              810,000               360,000
                                                               -----------           -----------

        Total costs and expenses                                14,134,361            14,503,041
                                                               -----------           -----------

Income (loss) from operations                                   (1,141,582)           (2,708,552)

Other income                                                       120,058               119,463
Interest expense                                                   (99,480)             (157,445)
                                                               -----------           -----------

Earnings (loss) before income taxes                             (1,121,004)           (2,746,534)

Total taxes on income                                                   --                    --
                                                               -----------           -----------

Net earnings (loss)                                            $(1,121,004)           (2,746,534)

Earnings (loss) per share                                      $      (.28)          $      (.67)
                                                               ===========           ===========

Dividends per share                                            $        --           $        --
                                                               ===========           ===========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                               Nine Months Ended:
                        March 31, 1996 and April 1, 1995

                                                               1996                 1995
                                                               ----                 ----
Cash Flows From Operating Activities:
     Net income/(loss)                                     $(1,121,004)         $(2,746,534)
     Adjustments to reconcile net income
       to net cash provided by
       operating activities:
         Depreciation and amortization of
           property, plant and equipment                     1,226,800            1,298,667
         Provision for losses on contracts                    (588,031)            (269,163)
         Amortization of intangibles                            25,477               80,054
         Loss on sale of equipment                             135,443                   --
         Changes in:
           Receivables                                       2,017,203            2,170,274
           Refundable income taxes                                  --               31,746
           Inventories                                        (165,813)             497,239
           Prepaid expenses                                    (80,607)                (858)
           Accounts payable                                   (261,979)              39,564
           Accrued expenses                                    333,351              123,086
                                                           -----------          -----------
             Net cash provided by
               operating activities                          1,520,840            1,224,075

Cash Flows From Investing Activities:
     Capital expenditures                                     (636,121)            (308,087)
     Proceeds from sale of equipment                                --                   --
     Other Asset Expenditures                                       --                   --
                                                           -----------          -----------
             Net cash provided (used in)
               investing activities                           (636,121)            (308,087)

Cash Flows From Financing Activities:
     Principal payments on long-term debt                     (517,193)            (480,016)
     Net borrowings under revolving line
       of credit and overdrafts                                 (4,631)            (363,505)
     Proceeds from issuance of common stock                    400,738                7,425
     Purchases of treasury stock                                    --           (1,459,278)
                                                           -----------          -----------
             Net cash provided by (used in)
               financing activities                           (121,086)          (2,295,374)

             Net increase (decrease) in cash
               and cash equivalents                            763,633           (1,379,386)

Cash and cash equivalents at beginning of period             2,139,795            3,556,517
                                                           -----------          -----------
Cash and cash equivalents at end of period                 $ 2,903,428          $ 2,177,131
                                                           ===========          ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                            $    84,486              138,351
                                                           ===========          ===========
       Income taxes                                        $        --          $    30,013
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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the nine months ended March 31, 1996 and April 1, 1995.

The income tax rate for interim statement purposes is based on estimates of income and tax credits for the entire year.

NOTE 1: Inventories

        Inventories at March 31, 1996 and July 1, 1995 are summarized as follows:

                                           March 31               July 1
                                           --------               ------

           Raw Materials                  $2,851,878           $ 2,804,720
           Work in process                 3,196,138             3,266,194
           Finished Goods                    971,552               782,841
                                          ----------           -----------
                                          $7,019,568           $ 6,853,755
                                          ==========           ===========



NOTE 2: Property, Plant and Equipment

        Property, plant and equipment at March 31, 1996 and July 1, 1995 are shown in the following summary:

                                           March 31               July 1
                                           --------               ------

           Land and Land improvements     $1,362,050           $ 1,362,050
           Buildings and improvements      5,094,722             5,094,722
           Machinery and equipment        21,966,654            21,968,931
                                         -----------           -----------
                                         $28,423,426           $28,425,703
                                         ===========           ===========

NOTE 3: Long-Term Debt

        Long-term debt at March 31, 1996 and July 1, 1995 is comprised of the following:

                                             March 31           July 1
                                             --------           ------
           75% of prime rate Industrial
           Development Revenue Bonds, due
           in semi-annual installments
           through May 1, 2000              $1,020,001        $1,133,334

           Capitalized lease obligations       222,320           630,811
           Revolving Line of Credit                 --                --
                                            ----------        ----------
                                            $1,242,321        $1,764,145

           Less Current Installments           448,987           712,264
                                            ----------        ----------
                                            $  793,334        $1,051,881
                                            ==========        ==========

NOTE 4: Per Share Data

        Per share data are based on a weighted average of 4,045,323 common shares issued and outstanding.

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

        Deferring tax assets and liabilities at March 31, 1996 and July 1, 1995 are summarized as follows:

                                            March 31             July 1
                                            --------             ------

        Gross deferred tax assets          $2,822,008          $2,440,867
        Less valuation allowance           (2,133,988)         (1,752,847)
                                           ----------          ----------
        Net deferred tax assets               688,020             688,020

        Gross deferred tax liabilities       (688,020)           (688,020)
                                           ----------          ----------
        Net deferred taxes                 $        0          $        0

        The valuation allowance for the deferred tax assets as of March 31, 1996 and July 1, 1995 was $2,133,988 and $1,752,847, respectively. The net change in the total valuation allowance for the nine months ended March 31, 1996 was an increase of $381,141. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 1996.

NOTE 6: 52/53 Weeks Fiscal Year

        Beginning with fiscal year 1996, the Company switched to a twelve month fiscal year from the previous 52/53 week fiscal year. Fiscal 1996 will end on June 30, 1996.

NOTE 7: Restructuring

        Included in the results for both the nine months and three months ended March 31, 1996 was a third quarter restructuring charge of $810,000 resulting from a provision for the cost of a management buy-out and liquidation of the Company's EW Simulator business at its foreign subsidiary in England. This charge includes provisions for the write-down of EW simulator assets to realizable value, legal and professional fees and costs to complete an existing EW Simulator contract in excess of expected revenue.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of operations for the first nine months of fiscal 1996 showed a loss of over $1.1 million due to a poor third period sales performance and a decision by the company to close its European repair facility at Anaren Microwave Ltd. in the United Kingdom and liquidate its Electronic Warfare Simulator manufacturing operation headquartered there.

Net sales for the first nine months of fiscal 1996 rose 10% compared to fiscal 1995 levels. While sales for the third quarter ended March 31, 1996 fell $584,000 below sales levels in the third quarter of fiscal 1995. The company suffered $(1,121,004) loss for the first nine months consisting of a loss from operations of $(311,000) due to the decline in third quarter sales and an $810,000 charge against earnings related to the divestiture of its EW Simulator manufacturing operation in England.

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

During the first nine months ended March 31, 1996 sales in the Wireless and Radar and Telecommunications groups rose $1,130,000 and $2,337,000, respectively, compared to the first three quarters of the previous year, while sales in the electronic warfare group fell $2,269,000, resulting in an overall sales increase of $1,198,000.

Sales of Wireless products, which consist of components for use in building cellular base station equipment, rose from less than $150,000 in the first nine months of fiscal 1995 to almost $1,300,000 in the first half of the current fiscal year. These sales consisted mainly of catalog microwave components and pilot production runs of custom components for base station equipment manufacturers.

Presently, the company expects to ship approximately $900,000 to $1,000,000 of catalog Wireless components during fiscal 1996 based on projected customer and current prices, which range from $1.00 to $50.00. Additionally, the company has received significant production orders totaling over $3,000,000 from Nortel and Motorola, Inc. during the past quarter for custom base station components. These products begin initial low level production runs in the latter part of the fourth quarter of fiscal 1996 and are expected to reach full production in the second quarter of fiscal 1997. Firm backlog for Wireless products was approximately $4,000,000 at March 31, 1996, of which approximately $750,000 is expected to ship in the fourth quarter of fiscal 1996 and the remainder in fiscal 1997.

Sales of Radar and Telecommunication products, which consist of customized commercial multilayer components such as Butler matrices and beamforming networks for commercial satellites, increased $2,337,000 to $3,928,000 in the first nine months of fiscal 1996 compared to approximately $1,591,000 in the first nine months of fiscal 1995. This increase is attributable to over $980,000 in shipments in the first nine months of fiscal 1996 under the Army Ground Based Radar program (GBR) and over $2,600,000 in shipments of satellite beamforming networks under a $6,000,000 contract with Raytheon Company for the Iridium project.

Shipments for the Iridium program, under which the company is building satellite antenna beamforming networks for Raytheon Company, rose to more than $1,300,000 in the just completed third quarter and over $2,400,000 for the first nine months of fiscal 1996 as the company moved into the production phase of this program. This program represents approximately $3,400,000 in firm backlog at March 31, 1996 and is expected to ship at the rate of approximately $700,000 to $1,400,000 per quarter over the next twelve months.

Sales of Electronic Warfare products fell $2,269,000 to $7,791,000 in the first nine months of fiscal 1996, compared to the same period in fiscal 1995. Shipments in this business area, which include Digital Frequency Discriminators (DFD's), Digital RF Memories (DRFM's), ESM Receivers, Military Simulators and Microwave Integrated Circuit components (MIC's) has been steadily declining over the past three fiscal years due to the decline in the overall worldwide defense market. The drop in sales in the first three quarters of fiscal 1996 was spread over all of the above mentioned product areas, except for MIC's and DRFM's due to the completion of a number of large DFD programs in the latter part of fiscal 1994 and early fiscal 1995, and a drop off in new orders for ESM receivers in fiscal 1995. Firm backlog in this product area was $6,400,000 at the beginning of fiscal 1996 down $4,800,000 from the level at the beginning of fiscal 1995.

During the third quarter ended March 31, 1996, the company received a number of new orders in the Electronic Warfare business area totalling over $15.7 million. The most significant of these was from the ASPJ Joint Venture Team of I.T.T. Avionics and Westinghouse for foreign sales of the Airborne Self Protection Jammer. These orders should serve to stabilize shipments in this business unit over the next two years. Firm backlog in this product area at March 31, 1996 was $16,400,000 of which approximately $1,400,000 is expected to ship in the fourth quarter of fiscal 1996 and the remainder in fiscal 1997 and 1998.

Through the first nine months of fiscal 1996, the company has booked new orders totaling approximately $23,900,000 compared to new orders of approximately $15,100,000 for all of fiscal 1995. Present firm backlog for all business lines as of March 31, 1996 stands at $24,700,000 a 79% increase over firm backlog of $13,800,000 at the end of fiscal 1995. Due to lead times and customer delivery requirements, this increase in backlog will not have a significant impact on quarterly shipment levels until the second quarter of fiscal 1997. Shipment levels in the coming fourth quarter of current fiscal 1996 are expected to remain at the level experienced in the just ended third quarter.

Losses for the first nine months of fiscal 1996 were $(1,121,004) compared to losses of $(2,746,534) for the same period in fiscal 1995. This current loss consists of a $(311,000) nine month operating loss caused by the low level of sales and declining margins in the current third quarter and an $810,000 nonrecurring restructuring charge against earnings in the third quarter required to recognize the divestiture of the company's EW Simulator manufacturing operation in the United Kingdom.

During the just completed third quarter, the Company recorded a restructuring charge against income of $810,000 resulting from a provision for the costs associated with a management buy-out and divestiture of the company's EW Simulator business at its foreign subsidiary, Anaren Microwave, Ltd., in the United Kingdom. This charge, which included provisions for the write-down of EW Simulator assets to realizable value, legal and professional fees and costs to complete an existing EW Simulator contract in excess of expected revenue, reduced earnings for both the three months and nine months ended March 31, 1996. These actions were necessitated by the severe downsizing of the military budgets in Europe which resulted in a substantial reduction in new orders for EW simulators during the past two years and has resulted in ongoing losses from operations at Anaren Microwave, Ltd. including $(577,000) loss for the first nine months of fiscal 1996. This action will allow the company to focus its efforts on its growing domestic operations.

Gross margin on sales for the first nine months of fiscal 1996 was 35% compared to 26% for the comparable period in fiscal 1995. This improvement over fiscal 1995, although substantial, has deteriorated from the 37% margins experienced during the first six months of the current fiscal year, due to the severely low level of manufacturing activity at the company's facility in the United Kingdom during the third quarter, as well as, a small drop in sales of the company's U.S. facility. This reduced level of manufacturing activity in the third quarter of fiscal 1996 caused margins to fall to 29% compared to 37% for the first six months of the current year.

Additionally, during the current first nine months, approximately $588,000 of costs incurred in building products for shipment during this period were charged against the allowance for contract losses established in fiscal 1994 and 1995. These expenses represent cost overruns incurred on products shipped in the first three quarters which had previously been identified and provided for when the allowance was established. The company expects that gross margins will improve from third quarter levels with the closing of its EW Simulator facility and with increasing shipment levels expected in the first half of fiscal 1997.

Research and development expense was $989,000 for the first nine months of fiscal 1996, up 78% from $556,000 for the same period in fiscal 1995. This increase represents a significant rise in the prototype development efforts for the company's new Wireless commercial product line. Current development efforts are being targeted on adapting existing company technologies to produce new component products which fit a specific customer's requirements in the wireless cellular base station market. Future research and development expenditures are expected to fluctuate based on sales levels and identified market opportunities.

Marketing expense fell 1% in the first nine months of fiscal 1996 compared to the first nine months of the previous fiscal year. This decrease was due mainly to the reassignment of marketing personnel to other functions with the company due to the business group realignment undertaken in the first quarter of the current year. Marketing expense is expected to rise during the remainder of fiscal 1996 and during fiscal 1997 as the company adds personnel and expenses in order to meet the demands of the wireless marketplace.

General and Administrative expenses rose 2% in the first three quarters of fiscal 1996 compared to the same period in fiscal 1995. This increase represents normal period to period fluctuation in expenditures. Current levels of general and administrative spending reflect the same level or lower of that experienced by the company in fiscal 1995. General and administrative expense is expected to remain at current levels during the remainder of the current fiscal year.

Interest expense fell 37% in the first nine months of fiscal 1996 compared to the same period in fiscal 1995. The decline in interest expense reflects the continuing reduction in long-term debt over the past year. During this same period, other income was flat due to comparable investable cash balances during the current year compared to the previous fiscal year.

Consolidated income tax expense was $0 in the first nine months of fiscal 1996 versus an expected tax benefit of approximately $(381,141) based on 34% of the loss before income taxes. The difference between the actual tax benefit recognized in the financial statements and the expected tax benefit calculated on the loss incurred was due to a decrease in the deferred tax asset valuation allowance required by the new tax accounting rules (FAS No. 109) adopted by the company at the beginning of fiscal 1994. Under the new tax accounting rules the company must assess the realizability of deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences become deductible. Management of the company has considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment of the realizability of the deferred tax asset balances at March 31, 1996. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the company believes it is more likely than not that it will realize the benefit of these deductible differences, net of the existing valuation allowances at March 31, 1996.

Liquidity and Capital Resources

During the first nine months of fiscal 1996, the company continued to maintain a strong and highly liquid financial position. As of March 31, 1996, the company's cash position has increased $764,000 compared to the end of fiscal 1995 due to a $2,017,000 decrease in accounts receivable and $401,000 in additional capital received by the company due to the exercise of stock options by directors and employees. During this same period, net working capital fell $228,000 due to an increase in accrued expenses and the write-down of inventory associated with the $810,000 restructuring charge recorded in the third quarter.

Long-term liabilities declined $259,000 during the first nine months due to payments on various capitalized lease obligations relating to production equipment and facilities and no new long-term debt was taken on as the company's cash balances were more than adequate to fund both long and short-term cash needs.

During the remainder of fiscal 1996, the company's major cash requirements will be for additions to capital equipment and repayment of long-term debt. Capital equipment additions for the current year have been budgeted at $1,000,000 and, through the first nine months of fiscal 1996, approximately $636,000 has been expended all of which was funded by cash generated from operations. Capital equipment additions for the remainder of fiscal 1996 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

During fiscal 1994, the company modified its existing loan agreement with its principal bank in order to obtain better terms and covenants. The modified agreement provided for a $3.5 million line of credit which was fully secured by the assets of the company. This credit facility had no annual fees and interest on any outstanding loan balance was charged at prime +3/4% per annum. Under the terms of the modified agreement the company was required to maintain a $0 loan balance for at least thirty days consecutively each fiscal year and meet certain covenants relating to earnings, retained earnings and capital equipment acquisitions. This credit facility expired on March 31, 1995.

Presently, the company is negotiating a new credit facility with its bank. Were this credit facility not available, the company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flow from operations and progress payments from customers.

Item 6.         Exhibits and Reports on Form 8-K

Item 6(a)       Exhibits

Exhibit No. 27 Financial Data Schedule for the nine month period ended March 31, 1996.

Item 6(b)       Reports on Form 8K

The registrant was not required to file an 8-K during the current fiscal period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Anaren Microwave, Inc.
                                  (Registrant)




Date:  May 13, 1996               Hugh A. Hair
                                  Chairman & Chief Executive Officer

Date:  May 13, 1996               Joseph E. Porcello
                                  Vice President of Finance & Controller

                                 Exhibit Index



Number                                Description
- - ------                                -----------

  27                   Financial Data Schedule for the nine month period ended
                       March 31, 1996.