Form 10-K
period 1996-06-30
ANAREN MICROWAVE INC
filed 1996-09-27
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

_X_  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes _X_  No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 16, 1996 was approximately $18,640,000.

     The number of shares of Registrant's Common Stock outstanding on September 16, 1996 was 4,103,842.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for use in connection with its 1996 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Anaren Microwave, Inc. (hereinafter referred to as "Anaren" or "the Company") was incorporated in 1967 as Micronetics, Inc., a name that changed to Anaren Microwave, Inc. during 1967.

     Anaren designs, develops, manufactures and markets "RF" Radio Frequency, microwave components and subsystems for the wireless communications, satellite communications, and electronic warfare markets. The Company utilizes advanced stripline manufacturing technology to produce components and subsystems for cellular and PCS infrastructure equipment, communications satellites, radar, radar warning receivers, and radar jammers. The Company's products are used in a wide array of both commercial and defense applications and vary significantly in terms of cost and complexity.

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

     To better serve its emerging commercial markets, the Company reorganized, during the first quarter of fiscal 1996 into three internal business units. These business units are Electronic Warfare, Radar and Telecommunications and Wireless. Products in the electronic warfare business unit consist of the Company's line of military products, which include Digital Frequency Discriminators (DFD's), Digital RF Memories (DRFM's), ESM receivers and military Microwave Integrated Circuit components (MIC's). Radar and Telecommunications products consist of signal distribution networks for phase array antennas and customized commercial multilayer components such as Butler matrices and beamforming networks for commercial telecommunications satellites. Wireless products are microwave components and assemblies for use in building cellular base station equipment. These products are a forward evoluation of the old military microwave components and are significantly small and lighter, while providing better performance.

     Each business unit is composed of an independent engineering and marketing/sales team whose purpose is to develop, market and deliver product to its customers. This action was taken to optimize responsiveness to customer needs and to provide extended fiscal accountability downward throughtout the organization.

PRODUCTS

     Anaren has a wide range of products covering RF, microwave, and millimeter wave frequencies for both commercial and defense applications. The Company's products range from individual components to advanced subsystems that are integrated vertically within the Company incorporating both wideband signal processing and advanced stripline technologies. These products are used in land based communications systems, satellite communications systems, as well as military ships, aircraft, and land based systems.

     Wireless

     The Company's wireless products utilize advanced multi-layer stripline technology and include microwave signal distribution components and subsystems, microwave signal switching networks and antenna feed networks that are used to split and combine microwave signals within wireless infrastructure systems. These products include both general use type products developed by the Company and custom assemblies developed for a specific customer's applications.

     As wireless technologies have moved higher in frequency for spectrum availability and increased in complexity to support the rapidly incresing demand for service, demand for Anaren's microwave design and manufacturing expertise has increased significantly. As a result of recently developed proprietary manufacturing techniquies, Anaren is able to provide very competitively priced microwave components and assemblies in high volume, meeting the very challenging price and delivery demand of wireless infrastructure OEM's.

     Radar and Telecommunications

     Anaren is a supplier of Passive Antenna Beamforming Networks for communications satellite applications. Utilizing advanced multi-layer stripline technology the Company produces Butler Matrices and other beamforming networks that are compact and light weight for high performance multi-element array antenna applications. These products determine the number, size and quality of beams that can be produced from a single antenna array.

     Satellite antenna feed networks are microwave signal distribution networks comprised of passive signal splitters and combiners. These networks, traditionally large, complex, and heavy, are widely utilized in modern communications satellites to allow for multiple beams of differing sizes to be supported for a single antenna array. Anaren's proprietary stripline technology and expertise in designing these complex structures has allowed the Company to rapidly penetrate this growing market. These networks are utilized on the proposed Low Earth Orbiting (LEO) satellite wireless communications networks as well as Geo Synchronous communications satellites.

     Additionally, the Company produces signal distribution networks for phased array antennas. These devices are used to distribute a microwave signal to each element of a phased array antenna. Phased array antennas are being utilized increasingly for radar and communications applications in both commercial and defense applications.

     Electronic Warfare

     The Company produces a wide range of component products utilizing advanced stripline technology. These products include mixers, couplers, power dividers, pin attenuators, and correlators that are utilized in a variety of electronic warfare applications to perform various RF and microwave functions including signal distribution, signal measurement, and signal frequency conversion.

     The Company is a leader in subsystem products including Digital Frequency Discriminators (DFD), Digital Radar Frequency Memory (DRFM), and other custom designed subsystems used in electronic warfare applications. These products are vertically integrated within the Company utilizing advanced stripline, Application Specific Integrated Circuits (ASIC), digital and signal processing technologies.

     DFD products rapidly measure the frequency and other characteristics of radar signals. This information is used in electronic warfare systems to identify, classify and/or counter radar systems. DRFM products digitize and store radar signals and can reproduce them in real time to counter advanced radar systems. DRFM products are currently the only technology available that can replicate radar signals with sufficient fidelity to counter today's advanced coherent radar systems.

     The Company's Electronic Support Measures (ESM) subsystem is used in shipborne applications to measure radar signals and generate a digital description of the received signal. The subsystem is vertically integrated utilizing the company's DFD technology and incorporating direction finding technology that identifies the angle to the emitting platform.

MARKETING AND CUSTOMERS

     The Company currently sells its Electronics Warfare products to the United States and foreign governments through prime contractors and by utilizing sales representatives in both the United States and foreign countries. Radar and Telecommunications products and Wireless products are sold to Satellite and cellular infrastructure original equipment manufacturers through sales representatives in both the United States and foreign countries. The Company's business unit managers and senior engineering personnel provide technical sales support. Anaren Microwave, Ltd. the Company's wholly-owned subsidiary in Frimley, England is responsible for marketing and sale in Europe.

     Anaren's principal customers are manufacturers of electronic equipment that is based on the transmission and reception of RF, microwave, and millimeter wave signals. The Company supplies a broad base of customers, both commercial and defense based, with a wide array of applications including cellular, PCS and wireless local loop communications systems, Low Earth Orbiting (LEO) and geosynchronous satellite communications systems, radar, radar warning receivers, radar jamming, and electronic support measures systems.

     The Company utilizes independent representatives to support both domestic and international sales.

     During the fiscal year ended June 30, 1996, approximately 20% of the Company's sales were attributable to contracts with prime contractors to numerous offices and agencies of the United States government. The Company had two customers who received shipments in excess of 10% of consolidated net sales. Approximately 26% of the Company's consolidated net sales resulted from shipments to Raytheon Company under several contracts, and 10% resulted from shipments to Racal Defense Electronics under several contracts. No one other contract and no other customer accounted for more than 10% of shipments.

     During fiscal year 1996, sales to foreign customers, most of which were prime contractors to foreign governments, accounted for approximately 36% of the Company's consolidated net sales and included shipments to twenty-one countries. All the Company's contracts with foreign customers are payable in U.S. dollars. See note 12 to the consolidated financial statements for the sales to foreign customers for each of the last three fiscal years.

     Export sales of military reconnaissance systems must be approved by the United States Department of State. Any tightening of restrictions on export of military hardware could adversely affect the Company's sales to foreign customers.

     All of the Company's contracts with prime contractors to United States and foreign governmental departments or their agencies are fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract, the Company agrees to deliver products at an agreed upon price except for costs incurred because of change orders issued by the customer. Some of these contracts contain provisions for escalation due to inflation incurred between the effective contract date and the delivery date, and are subject to various statutes, regulations and provisions governing defense contracts.

BACKLOG

     At June 30, 1996, the Company's backlog of orders was $23,287,000 as compared with $13,700,000 at July 1, 1995. All of the orders included in backlog are covered by signed contracts, most of which contain customary provisions permitting termination at any time at the customer's convenience upon the making of a termination payment to the Company.

     The Company's Electronic Warfare products accounted for 66% and 48% of the backlog at June 30, 1996 and July 1, 1995, respectively; Radar and Telecommunications products comprised approximately 18% of the backlog in 1996 and 51% of the backlog in 1995 and Wireless products amounted to 16% and 1% of the backlog at June 30, 1996 and July 1, 1995, respectively. Approximately 61% of the June 30, 1996 backlog is expected to be recognized as revenue during fiscal 1997.

MANUFACTURING AND ENGINEERING

     The Company's manufacturing operations are vertically integrated from the production of specialized hybrid circuits to the final assembly of complete subsystems, such as ESM Receivers.

     The Company manufactures its products from standard components as well as from items which are manufactured by vendors to the Company's specifications. A majority of Electronic Warfare assembly and subsystems products contain multi-layer stripline technology which is designed and tested by the Company's engineers and technicians and is manufactured at the Company's own facilities.

     The Company utilizes skilled permanent and contract personnel in the manufacture of its products. Quality assurance checks are performed on purchased items, work in process, and finished products. Because of the complexity of the Company's products, final tests are performed on all products by highly skilled engineers and technicians.

     Most of the Company's contracts for assemblies and subsystems have required engineering efforts to modify existing Company products to meet a particular customer's specific technical and installation requirements.

COMPETITION

     The microwave component industry is highly competitive and the Company competes against many companies, both foreign and domestic, many of which are larger, have greater financial resources, and are better known than Anaren. The principal competitive factors in both the domestic and foreign markets are technical performance, reliability, ability to produce, on time delivery, and price. Based on a combination of these factors, the Company believes that it competes favorably in its markets. The Company's most important competitive attributes are its emphasis on technical superiority and its ability to produce in quantity to specific delivery schedules. Once a particular supplier's products have been selected for incorporation in a military radar or commercial satellite system, further competition by other vendors during the life cycle of the program typically becomes more limited. Commercial wireless component products for cellular infrastructure are subject to continuous technological and price competition from other vendors.

     Major competitors include Amp, Inc., Lockheed Martin, Inc., ST Microwave, Inc. and Filtronics, Inc. for electronic warfare products; EMS, Inc. and Merrimac Industries, Inc. for radar and telecommunications products; and Merrimac Industries, Inc. RF Power, Inc., Mini Circuits, Inc. and the in-house capabilities of the Company's major customers, such as Motorola, Inc., Lucent, Inc. and Nortel,Inc., for wireless products.

RESEARCH, DEVELOPMENT AND NEW PRODUCTS

     The Company believes that its continued success depends in large part on its ability to develop new products and extend its technology to additional product applications. The Company's primary efforts in this regard are focused on development, design, engineering and implementation activities rather than pure research. Most of the Company's professional staff have been involved at various times and in varying degrees in these activities. Research and development expenses were approximately $1,185,000 in fiscal 1996, $939,000 in fiscal 1995 and $560,000 in fiscal 1994 and were funded solely from the Company's current operating budget.

     Existing development efforts are focused on (i) the development of advanced multilayer stripline manufacturing processes for use in low cost light weight commercial and space applications; (ii) the development of advanced manufacturing technology to produce millimeter wave stripline structures for communication satellite applications; (iii) evolutions of current technologies to aid airborne receiver systems in the location and unambiguous identification of radar platforms; (iv) variants of existing products for use in additional cellular and PCS infrastructure applications and on additional military platforms. The Company believes that it is at the forefront of microwave signal processing technology in terms of ability to deal with complex signal environments.

SUPPLIERS

     The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a variety of sources. The Company has one vendor which represents approximately 12% of the Company's raw material purchases, but the Company believes that substitute sources of supply are readily available for these and all other products purchased.

EFFECTS OF INFLATION

     The Company does not believe that its operations are materially effected by inflation. Contract prices for items deliverable over a period in excess of one year are normally indexed for inflation, thereby offsetting any increase in operating costs due to inflation.

EMPLOYEES

     As of June 30, 1996, the Company employed 186 persons fulltime. Of these employees, approximately 85% comprise the engineering and manufacturing staff, and approximately 15% are in management and support functions.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company's executive officers, their ages and their positions as of June 30, 1996. Each executive officer is elected for a term of one year at the reorganizational meeting of the board of directors following the annual shareholders meeting.

     Name                       Age                     Position
     ----                       ---                     --------

Hugh A. Hair                     61             Chief Executive Officer,
                                                Director

Carl W. Gerst, Jr.               59             Vice Chairman, Chief
                                                Technical Officer, Treasurer

Lawrence A. Sala                 33             President, Director

Gert R. Thygesen                 41             Vice President Operations

Joseph E. Porcello               44             Vice President Finance

ITEM 2. PROPERTIES

     The Company's principal property is a 105,000 square foot administrative, manufacturing and engineering facility located in East Syracuse, New York. The administrative, manufacturing and engineering plant was constructed during fiscal 1981 and expanded during fiscal year 1985. This facility houses all of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering experimentation and drafting activities. The construction of this facility was financed through the issuance of Onondaga County Industrial Revenue Bonds in the original amount of $5,940,000 (see note 5 to the consolidated financial statements for information concerning encumbrances on the facility).

     Anaren Microwave, Ltd., the Company's wholly-owned subsidiary in the United Kingdom, leases a 20, 000 square foot facility in Frimley, England which previously housed the administrative, marketing, and manufacturing operations of that subsidiary prior to the Company's divestiture of its electronic warfare simulator manufacturing operation in March 1996. Annual rental cost of this facility is approximately $374,000 and the Company is presently subletting a portion of the facility for approximately $186,000 annually (see note 11 to the consolidated financial statements). The foregoing facilities are regarded by management as adequate for the current and anticipated future requirements of the Company's business.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings against the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K there were no matters submitted to a vote of security holders.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Security Holder
Matters

     The Company's common stock is traded In the over-the-counter market under the NASDAQ symbol "ANEN".

     The following table sets forth the range of quarterly high and low sales prices on The NASDAQ Stock Market for the Company's common stock for the quarters indicated. Quotations represent prices between dealers and do not include retail mark-ups, mark downs or commissions.

                    Fiscal 1995                               Fiscal 1996
                      Quarter                                   Quarter

           1st     2nd       3rd     4th             1st     2nd      3rd      4th
High     3-1/8    3-5/8    3        8-1/4          8-1/2    8-3/8    7-1/4    8-3/4

Low      2-1/8    2        1-7/8    2-3/8          5-1/4    5-1/2    5-1/2    5-3/4

     The Company has approximately 748 security holders of record at September 16, 1996.

     The Company has never paid a cash dividend on its common stock, and is restricted by its credit arrangements as to the amount of cash dividends which may be paid during any fiscal year (see note 5 to the consolidated financial statements).

     The Company's Board of Directors has not set a policy with regard to the payment of dividends.

Item 6.  Selected Financial Data

     The selected financial data set forth below have been derived from the Company's consolidated financial statements referred to under "Item 14. Exhibits, Financial Statements and Reports on form 8-k" of this Annual Report on Form 10-k and on previously published historical financial statements not included herein.

     The selected financial data should be read in connection with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes therefor referred to herein.

                                                                  Fiscal Year Ended
                                                                  -----------------
                                               June 30,     July 1,     July 2,    June 26,    June 27,
                                                 1996        1995        1994        1993        1992
                                               --------    --------    --------    --------    --------
                                                        (In thousands, except per share amounts)

Summary of Consolidated Statements
of Operations:

Net Sales ..................................   $ 17,082    $ 17,996    $ 20,237    $ 26,996    $ 33,020
                                               --------    --------    --------    --------    --------
Costs and Expenses:
   Costs of Sales ..........................     11,147      13,081      14,415      19,306      22,819
   Provision for losses on contracts .......       --           300       1,570        --          --
   Marketing, Research and Development .....      4,155       3,967       3,490       4,081       7,090
   General and Administrative ..............      2,075       2,041       2,266       2,399       3,263
   Restructuring Costs .....................        810         360        --           452         633
                                               --------    --------    --------    --------    --------
       Total Costs and Expenses ............     18,187      19,749      21,741      26,238      33,805
                                               --------    --------    --------    --------    --------
Operating Earnings (Loss) ..................     (1,105)     (1,753)     (1,504)        758        (785)
Interest Expense ...........................        123         213         271         434         594
Other Income, Primarily Interest ...........        148         164         298         134          90
                                               --------    --------    --------    --------    --------
Earnings (Loss) before income taxes and
 cumulative effect of change in accounting
 principle .................................     (1,080)     (1,802)     (1,477)        458      (1,289)
Income Tax Expense (benefit) ...............       --          (330)       (115)        180        (384)
                                               --------    --------    --------    --------    --------
Earning (loss) before cumulative effect
 of change in accounting principle .........     (1,080)     (1,472)     (1,362)        278        (905)
Cumulative effect of change in accounting
 for postretirement benefits ...............       --          --          (995)       --          --
                                               --------    --------    --------    --------    --------
       Net Earnings (loss) .................   $ (1,080)   $ (1,472)   $ (2,357)   $    278    $   (905)
                                               ========    ========    ========    ========    ========

Earnings (loss) Per Share ..................   $   (.27)   $   (.36)   $   (.53)   $    .06    $   (.20)
                                               ========    ========    ========    ========    ========
Weighted Average Shares Outstanding ........      4,057       4,047       4,435       4,530       4,503
                                               ========    ========    ========    ========    ========

                                               June 30,     July 1,     July 2,    June 26,    June 27,
                                                 1996        1995        1994        1993        1992
                                               --------    --------    --------    --------    --------
                                                                    (In Thousands)
Consolidated Balance Sheet Data:

Working Capital ............................   $ 12,914    $ 13,258    $ 16,245    $ 17,592    $ 19,040
Total Assets ...............................   $ 21,793    $ 23,365    $ 27,942    $ 28,470    $ 32,437
Long-Term Debt (less current installments) .   $    680    $  1,052    $  1,760    $  2,482    $  4,748
Stockholders' Equity .......................   $ 18,195    $ 18,824    $ 21,679    $ 24,098    $ 24,074


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth the Company's net sales by product line for each of the years in the three year period ended June 30, 1996.

                                                      Fiscal Year Ended
                                               ---------------------------------
                                                        (In Thousands)

                                               June 30       July 1       July 2
                                                 1996         1995         1994
                                               -------      -------      -------
     Electronic Warfare                        $ 9,343      $14,416      $18,223
     Radar and Telecommunications                5,642        3,239        2,011
     Wireless                                    2,097          341            3
                                               -------      -------      -------
                                               $17,082      $17,996      $20,237
                                               =======      =======      =======

     New sales historically associated with particular product lines may not be indicative of future trends because of the relative size of individual orders and changes in the Company's emphasis on specific product lines. See "Business - Company Products" and "Business - Backlog."

     During fiscal 1996 the Company changed its accounting period from a 52-53 week fiscal year to a twelve month fiscal year ending June 30. References herein to the current fiscal year are for the twelve month period ended June 30, 1996. Fiscal 1995 and fiscal 1994 ended on July 1, 1995 and July 2, 1994, respectively. Fiscal 1995 was a 52 week period, while fiscal 1994 was a 53 week period. The impact of this change on reported results was insignificant.

     To better serve its emerging commercial markets, the Company reorganized, during the first quarter of fiscal 1996 into three internal business units. These business units are Electronic Warfare, Radar and Telecommunications and Wireless. Products in the electronic warfare business unit consist of the Company's line of military products, which include Digital Frequency Discriminators (DFD's), Digital RF Memories (DRFM's), ESM receivers and military Microwave Integrated Circuit components (MIC's). Radar and Telecommunications products consist of signal distribution networks for phase array antennas and customized commercial multilayer components such as Butler matrices and beamforming networks for commercial telecommunication satellites. Wireless products are microwave components and assemblies for use in building cellular base station equipment. These products are a forward evolution of the old military microwave components and are significantly smaller and lighter, while providing better performance.

     Each business unit is composed of an independent engineering and marketing/sales team whose purpose is to develop, market and deliver product to its customers. This action was taken to optimize responsiveness to customer needs and to provide extended fiscal accountability downward throughout the organization.

Fiscal 1996 Compared to Fiscal 1995

     Consolidated results of operations for fiscal 1996 showed a loss of slightly less than $1.1 million resulting from poor sales performance by the Company's English subsidiary and the decision by the Company to close this European repair facility at Anaren Microwave, Ltd. and liquidate its Electronic Warfare (EW) Simulator manufacturing operation headquartered there. Net sales for fiscal 1996 were $17,082,000, down 5% from fiscal 1995 sales levels, while the net loss for fiscal 1996 was $1,080,000 compared to a net loss of $1,472,000 for the prior year. Included in the fiscal 1996 loss was an $810,000 third quarter restructuring charge against earnings related to the divestiture of the Company's EW Simulator manufacturing operation in the United Kingdom.

     During the year ended June 30, 1996, sales in the Radar and Telecommunications group rose $2,400,000, or 74% over fiscal 1995 levels, while shipments for the Company's new Wireless group rose $1,750,000 to $2,100,000 compared to only $340,000 in fiscal 1995. During this same period sales of Electronic Warfare products fell approximately $5,100,000 compared to the previous fiscal year, resulting in an overall sales decline of $900,000 in fiscal 1996.

     Sales of Radar and Telecommunication products, which consist of customized commercial multilayer components such as Butler matrices and beamforming networks for commercial satellites, increased $2,400,000 to $5,640,000 in fiscal 1996 compared to approximately $3,240,000 in fiscal 1995. This increase is attributable to over $980,000 in shipments in fiscal 1996 under the Army Ground Based Radar program (GBR) and over $3,550,000 in shipments of satellite beamforming networks under a $6,000,000 production contract with Raytheon Company for the Iridium project. These two programs accounted for approximately $2,500,000 in shipments in fiscal 1995. The Iridium program represents approximately $2,450,000 in firm backlog at June 30, 1996 and is expected to ship at the rate of approximately $700,000 to $1,000,000 per quarter in fiscal 1997.

     New orders for Radar and Telecommunications products total $2,850,000 during fiscal 1996 and included initial engineering funding for development of antenna beamforming networks for satellite telecommunications systems being developed by TRW, Martin Marietta Overseas Corp. and Space Systems/Loral. At June 30, 1996 firm backlog for Radar and Telecommunication products was $4,125,000, all of which is expected to ship in fiscal 1997.

     Subsequent to the end of fiscal 1996, the Company received a firm fixed price contract in excess of $6,000,000 for the design and production of satellite antenna beamforming networks from Martin Marietta Overseas Corp. for the Asia Cellular Satellite System (ACeS). The ACeS system is a space based cellular communications system to serve Asia via two geosynchronous satellites. This contract is expected to be performed over a seventeen month period beginning in August 1996.

     Sales of Wireless products, which consist of components for use in building cellular base station equipment, rose from $340,000 in fiscal 1995 to almost $2,100,000 in fiscal 1996. These sales consisted mainly of catalog microwave components and pilot production runs of custom components for base station equipment manufacturers.

     The Wireless business unit received significant production orders totaling over $3,000,000 from Nortel and Motorola, Inc. during fiscal 1996 for custom base station components. These orders began initial low level production runs in the latter part of the fourth quarter of fiscal 1996 and are expected to reach full production in the second quarter of fiscal 1997. Firm backlog for Wireless products was approximately $3,735,000 at June 30, 1996, all of which is expected to ship in fiscal 1997.

     Sales of Electronic Warfare products fell $5,100,000 to $9,343,000 in fiscal 1996, compared to sales of approximately $14,400,000 in fiscal 1995. Shipments in this business area, which include Digital Frequency Discriminators (DFD's), Digital RF Memories (DRFM's), ESM Receivers, Military Simulators and Microwave Integrated Circuit components (MIC's) has been steadily declining over the past three fiscal years due to the decline in the overall worldwide defense market. The drop in sales in fiscal 1996 was spread over all of the above mentioned product areas, except for MIC's and DRFM's due to the completion of a number of large DFD programs in the latter part of fiscal 1994 and early fiscal 1995, and a drop off in new orders for ESM receivers in fiscal 1995. .

     During fiscal 1996, the Company received a number of new orders in the Electronic Warfare business area totaling over $18,400,000. The most significant of these was from the ASPJ Joint Venture Team of I.T.T. Avionics and Northrop/Grumman for foreign sales of the Airborne Self Protection Jammer. These orders should serve to stabilize shipments in this business unit over the next two years. Firm backlog in this product area at June 30, 1996 was $15,427,000 of which approximately $3,200,000 is expected to ship in fiscal 1997, approximately $8,150,000 in fiscal 1998, and the remainder in fiscal 1999.

     During 1996, the Company has booked new orders totaling approximately $26,700,000 compared to new orders of approximately $15,100,000 for all of fiscal 1995. Present firm backlog for all business lines as of June 30, 1996 stands at $23,287,000 a 69% increase over firm backlog of $13,800,000 at the end of fiscal 1995. Due to lead times and customer delivery requirements, this increase in backlog will not have a significant impact on quarterly shipment levels until the second quarter of fiscal 1997.

     The loss for fiscal 1996 was $1,080,069 compared to a loss of $1,471,682 for fiscal 1995. The current year loss consists of a $270,000 operating loss caused by the low level of sales and margins at the Company's European subsidiary and an $810,000 non-recurring restructuring charge against earnings recorded in the third quarter required to recognize the divestiture of the Company's Electronic Warfare (EW) Simulator manufacturing operation in the United Kingdom.

     This restructuring charge, which included provisions for the write-down of EW Simulator assets to realizable value, legal and professional fees and costs to complete an existing EW Simulator contract in excess of expected revenue, reduced earnings for both the three months ended March 31, 1996 and the year end June 30, 1996. These actions were necessitated by the severe downsizing of the military budgets in Europe which resulted in a substantial reduction in new orders for EW simulators during the past two years and has resulted in ongoing losses from operations at Anaren Microwave, Ltd. including a $686,000 operating loss for fiscal 1996. This divestiture will allow the Company to focus its efforts on its growing domestic operations.

     Gross margin on sales for fiscal 1996 was 35% compared to 27% in fiscal 1995. This substantial improvement was the result of higher sales volume at the Company's U.S. manufacturing facility which allowed for better absorption of fixed overhead costs and personnel reductions made in the second quarter of fiscal

1995 which were specifically targeted at reducing manufacturing overhead and engineering costs.

     Additional, during fiscal 1996, approximately $588,000 of costs incurred in building products for shipment during this period were charged against the allowance for contract losses established in fiscal 1994 and 1995. These expenses represent cost overruns incurred on products shipped in the first three quarters of fiscal 1996 which had previously been identified and provided for when the allowance was established. The Company expects that gross margins will continue at fiscal 1996 levels or improve with the closing of its EW Simulator facility and with higher shipment levels expected in fiscal 1997.

     Research and development expense was $1,185,000 for fiscal 1996, up 26% from $939,000 for the same period in fiscal 1995. This increase represents the continuing rise in the prototype development efforts for the Company's new Wireless commercial product line. Current development efforts are being targeted on adapting existing Company technologies to produce new component products which fit a specific customer's requirements. Future research and development expenditures are expected to fluctuate based on sales levels and identified market opportunities.

     Marketing expense fell 2% in fiscal 1996 compared to the previous fiscal year. This decrease was due mainly to the reassignment of marketing personnel to other functions with the company due to the business group realignment undertaken in the first quarter of the current year. Marketing expense is expected to rise during fiscal 1997 as the Company adds personnel and expenses in order to meet the demands of the wireless marketplace.

     General and administrative expenses rose 1.6% in fiscal 1996 compared to fiscal 1995. This increase represents normal period to period fluctuation in expenditures. Current levels of general and administrative spending reflect the same level or lower of that experienced by the Company in fiscal 1995. General and administrative expense is expected to remain at current levels or increase slightly during fiscal 1997.

     Interest expense fell 42% in fiscal 1996 compared to the same period in fiscal 1995. The decline in interest expense reflects the continuing reduction in long-term debt over the past year. During this same period, other income fell 10% due to lower investable cash balances during the current year compared to the previous fiscal year.

     Consolidated income tax expense was $0 in fiscal 1996 versus an expected tax benefit of approximately $(367,000) based on 34% of the loss before income taxes. The primary difference between the actual tax expense recognized in the financial statements and the expected tax benefit calculated on the loss incurred was due to the Company's equity in the operating loss of its English subsidiary which is not subject to U.S. taxation and offset by a decrease in the deferred tax asset valuation allowance required by the new tax accounting rules (FAS No. 109) adopted by the Company at the beginning of fiscal 1994. Under the new tax accounting rules the Company must assess the realizability of deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences become deductible. Management of the company has considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment of the realizability of the deferred tax asset balances at June 30, 1996. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefit of these deductible differences, net of the existing valuation allowances at June 30, 1996.

Fiscal 1995 Compared to Fiscal 1994

     Results of operations for fiscal 1995 continued to reflect the overall decline in the worldwide defense market and the production problems with the Ground Based Radar program suffered by the Company during the first half of the year. Net sales for fiscal 1995 were $17,996,000, down 11% from fiscal 1994, while the net loss for fiscal 1995 was $1,472,000 compared to a net loss in the previous year of $2,356,000. The loss in fiscal 1994 included a one time charge against earnings of $995,000 to recognize the cumulative effect of adopting statement of Financial Accounting Standards No. 106 Employers Accounting for Post-retirement Benefits other than Pensions.

     The 11% decline in fiscal 1995 sales revenue was due to a 21% decrease in shipments of Electronic Warfare products. During this same period, shipments of Radar and Telecommunications products rose 61% and sales revenue from new wireless products introduced in this fiscal year totaled over $340,000.

     The 21% decline in Electronic Warfare sales revenue in fiscal 1995 was due to a 50% decrease in shipments of DFD products and a 90% drop in sales of DRFM products. During this same period, shipments of MIC and Component products rose 20% and sales of ESM Receivers and Special Project products rose 71%, including a 41% increase in shipments of Anaren Microwave, Ltd, offsetting a large portion of the decrease in the DFD and DRFM products.

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

     New orders for DFD products totaled $2,400,000 in fiscal 1995, down 38% from $4,000,000 in fiscal 1994. This decline in new DFD orders reflected the continuing decline in U.S. Government defense spending and the lack of any new programs or significant upgrades to U.S. Air Force or Navy airborne electronic warfare capabilities for which the Company's DFD products would be applicable. Firm backlog for DFD products was $2,500,000 at July 1, 1995, down 42% from $4,300,000 at July 2, 1994.

     DRFM sales fell $3,400,000 or 75% in fiscal 1995 versus 1994 sales volume due to the low level of backlog in this product area at the beginning of fiscal 1995, $670,000, compared with firm backlog of $3,500,000 at the beginning of fiscal 1994. Although customer interest in both the U.S. and foreign defense market for DRFM technology remains high, new orders for DRFM products totaled only $910,000 in fiscal 1995. Firm backlog for DRFM products was $1,000,000 at July 1, 1995.

     Shipments of ESM Receivers and Special Project products, which includes the sales of Anaren Microwave, Ltd., rose 71% in fiscal 1995 compared to fiscal 1994. This increase reflected both a substantial increase in the number of ESM receiver systems shipped in fiscal 1995 and a 41% rise in shipments by Anaren Microwave, Ltd. The increase in Anaren Ltd. sales was due to a $140,000 rise in simulator sales in fiscal 1995 resulting from billings on a $1,600,000 simulator contract with the Dutch Air Force, which had been previously delayed in fiscal 1994. Sales were further augmented by a large order for spare ESM receiver parts totaling $450,000 and a $150,000 increase in European sales of off the self catalog component parts. Firm backlog for Anaren Microwave, Ltd. at July 1, 1995 was $650,000 compared to $1,600,000 at July 2, 1994.

     Fiscal 1995 sales of ESM receiver systems rose $1,400,000 over fiscal 1994 sales levels due to a tripling of the number of systems shipped in the fiscal 1995, to three, compared to only one system shipped in fiscal 1994. Each of these systems, which are deployed for ship defense, sells for approximately $750,000. Firm backlog in this product area at July 1, 1995 was approximately $870,000, which represented one ESM receiver and orders for various spare parts.

     Shipments of MIC and Component products rose approximately $560,000 in fiscal 1995 due primarily to a small increase in "off the shelf" catalog component sales and the receipt of $1,000,000 in funding for parts for the E2C military airborne surveillance program which began shipping in the second six months of fiscal 1995.

     Shipments of Radar and Telecommunications products rose $1,200,000, or 61%, in fiscal 1995 compared to fiscal 1994, due to a $1,450,000 increase in third and fourth quarter fiscal 1995 revenues in this product area versus the same six months in fiscal 1994. This increase was a result of bringing the U.S. Army Ground Based Radar program, which the Company produced for Raytheon Company under a $3,800,000 contract, into full factory production at the end of January 1995. Shipments under this contract were severely limited in the first six months of fiscal 1995 due to difficulties in meeting the customers technical specifications and manufacturing process problems. During the second quarter of fiscal 1995, the Company received some technical relief from the customer and during January 1995 many of the manufacturing process problems were resolved allowing for a six fold increase in shipment volume on this program during the last five months of fiscal 1995.

     Sales of Radar and Telecommunication products were further augmented in the second half of fiscal 1995 by the shipment of fifteen preproduction beamforming networks for the Iridium satellite spacebased telephone system program valued at over $500,000.

     During fiscal 1995, the Company booked over $7,100,000 in new orders for this business unit, including $6,300,000 in additional funding from Raytheon Company for production of antenna feed networks for the Iridium project. At July 1, 1995 the firm backlog for this product area was approximately $6,960,000.

     The Wireless business unit was a new product area for the Company in late fiscal 1995 created to serve the wireless cellular telephone base station equipment marketplace. Sales for fiscal 1995 were approximately $340,000 and consisted mainly of newly developed surface mount components sold on tape and reel for high volume manufacturing applications. These newly developed products generated approximately $500,000 in new orders during fiscal 1995 and at July 1, 1995 the Company had approximately $200,000 in firm backlog.

     Consolidated total orders received during fiscal 1995 were approximately $16,130,000, down 21% from $20,400,000 in fiscal 1994, and continued to reflect the decline in the worldwide defense market. Firm backlog for all product lines was $13,700,000 at July 1, 1995 down 12% from $15,600,000 at July 2, 1994.

     The net loss for fiscal 1995 was $1,472,000 compared to a net loss for fiscal 1994, before the cumulative effect of the Accounting change for FAS No. 106, of $1,362,000. This drop in earnings was a direct result of the declining sales levels; smaller margins caused by production problems, rising research and development expenses and the recording of provisions for both severance costs and additional contract losses amounting to $360,000 and $300,000, respectively, during the year.

     During fiscal 1995 the Company recorded a net charge against earnings of $300,000 which reflected additional net provisions for projected losses on fixed price contracts. This net provision consisted of a $1,050,000 charge against earnings in the second quarter of fiscal 1995 to provide for expected additional cost overruns on production contracts, which was subsequently reduced by a $750,000 credit in the fourth quarter to reflect the successful recovery of a portion of the cost overruns from a customer. Principal among these contracts is the Army Ground Based Radar program which represented over $2,000,000 in fiscal 1995 and $1,000,000 in fiscal 1996 revenues. This contract, which was produced for the Raytheon Company, was previously identified as being in a loss position at the end of fiscal 1994 and anticipated cost overruns were recorded at that time as part of a $1,570,000 loss provision. The additional $1,050,000 loss provision record in the second quarter of fiscal 1995 was necessary due to production process problems identified during that quarter which required significant additional engineering expenditures and resulted in increased estimates for labor, material and scrap costs to complete the contract. During the third quarter and subsequent to recording this additional provision for losses, the Company submitted a claim for added scope work under this program and was successful, in July 1995, in negotiating a settlement for $750,000 in additional funding. This additional revenue was recorded as a reduction in the loss provision in the fourth quarter of fiscal 1995, increasing net earnings in that quarter and reducing the net loss for the year by that same amount.

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

     Gross margin on sales was 27.3% in fiscal 1995, a 1.5% decline over gross margins of 28.8% in fiscal 1994. This small drop in gross margin was caused by higher fixed overhead costs per sales dollar due to the significant decline in shipments during fiscal 1995 compared to the prior year and by increases in manufacturing production process costs required to set up automated production facilities for the Company's new commercial wireless products.

     During fiscal 1995, approximately $2,000,000 of costs incurred in building products for shipment were charged against the allowance for contract losses established at the end of fiscal 1994 and increased by $1,050,000 during the second quarter of fiscal 1995. These expenses represented cost overruns incurred on units shipped during fiscal 1995, which had been previously identified and provided for when the loss provision allowance was established.

     Research and Development expense was $939,000 in fiscal 1995 up 68% over $560,000 in fiscal 1994. This increase reflects a significant rise in the second half of fiscal 1995 in the volume of prototype development for the Company's new wireless cellular base station products. Development efforts were being concentrated on adapting existing Company technologies to produce products which are targeted at existing potential customer base station applications and present both improved performance and significant cost savings compared to the products currently being used by potential customers.

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

     General and administrative expenses fell 10% in fiscal 1995 versus fiscal 1994. This reduction was the result of lower travel and professional service expenses and continuing reductions in personnel through attrition and reassignments. Interest expense fell 22% in fiscal 1995 compared to fiscal 1994, while other income decreased 45% during this same period. The drop in interest expense mirrored the decline in the level of debt outstanding during the current year, which more than offset the general rise in interest rates experienced in fiscal 1995. Other income, which is primarily interest income, fell $134,000 in fiscal 1995. Although investable cash balances and interest rates were comparable in fiscal 1995 and 1994, during 1994 the Company sold an idle fixed asset resulting in a one time profit of approximately $108,000. No such comparable sale of assets occurred in fiscal 1995.

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

Liquidity and Capital Resources

     At June 30, 1996, the Company had net working capital of $12,914,000, which included $1,740,000 in cash and cash equivalents, compared to working capital at June 1, 1995 of $13,258,000 which included $2,140,000 in cash and cash equivalents. Net cash used was $400,000 in fiscal 1996 compared to cash used of $1,417,000 in fiscal 1995. Cash flow was negative in both fiscal 1996 and fiscal 1995 due principally to the net losses incurred in both years, continuing reductions in long-term debt, acquisitions of capital equipment and, in fiscal 1995, the repurchase of approximately $1,460,000 of the Company's common stock.

     Long term liabilities, which consist of the Company's unfunded liability for post-retirement health care costs under FAS No. 106 and long-term debt in the form of various capitalized lease obligations, decreased $309,000 and $646,000 in fiscal 1996 and 1995, respectively. The decline in both fiscal year 1996 and 1995 represents scheduled repayment of debt as the Company, presently, has no plans to fund the long-term liability recognized under FAS No. 106. No new long term debt was taken on during this two year period as the Company's cash balances were more than adequate to fund both long and short term cash needs.

     Capital equipment additions in fiscal 1996 amounted to $1,139,000 and consisted primarily of equipment needed to further automate production for the Company's new wireless telecommunications component products which were under development in fiscal 1995. The additions were funded entirely by cash generated by operations. Capital equipment expenditures for fiscal 1997 have been budgeted at approximately $1,000,000 and will consist primarily, of additional automated high volume production equipment to further expand production capacity of the new wireless products. These additions will continue to be funded by cash generated from operations and currently existing cash balances as management believe that these cash resources will be more than adequate to meet these financing needs.

     In fiscal 1995, the Company maintained a revolving line of credit with a bank which provided for principal drawings of up to $3,500,000. This credit agreement carried interest on outstanding borrowings at the prime rate plus 3/4% and was secured by all assets of the Company which were not otherwise pledged under other agreements. This credit facility expired at December 31, 1994. In August 1996, the Company secured a commitment for a new credit facility from a bank providing for a $3,000,000 working capital revolving line of credit bearing interest at prime + 1% maturing on November 30, 1998, and a $907,000 term loan payable in semi-annual installments of $113,333 through May, 2000, bearing interest at prime plus 1.25%. The proceeds of the term loan will be used to refinance the existing loans of the Company other than capitalized lease obligations, while the revolving credit facility will be used to supplement short-term working capital needs brought about by the expected growth in production and sales volume. Borrowings under the new credit facility will be secured by substantially all assets of the Company.

     The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flow from operations and funds available under its credit facilities.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements and financial statement schedules called for by this item are submitted under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" which information is incorporated herein by reference.

     The unaudited supplementary financial information required by this item is contained in note 13 to the consolidated financial statements which have been submitted as a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10.   Directors and Executive Officers of Registrant

     Information required by this item, other than executive officers which appears in Part I hereof, is contained in the Registrant's proxy statement to be filed with respect to the 1996 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 11.   Executive Compensation

     Information required by this item is contained in the Registrant's proxy statement to be filed with respect to the 1996 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is contained in the Registrant's proxy statement to be filed with respect to the 1996 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13.   Certain Relationships and Related Transactions

     Information required by this item is contained in the Registrant's proxy statement to be filed with respect to the 1996 Annual Meeting of Shareholders and is incorporated by reference herein.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                        Page
                                                                        ----

(a)  1. and 2.     Financial Statements and Schedules:

                   Reference is made to the List of Financial
                   Statements and Financial Statement Schedules
                   hereinafter contained ...............................  25

     3.            Exhibits:

                   Reference is made to the List of Schedules
                   hereinafter contained ...............................  25

(b)  Current Reports on Form 8-K:

     No Current Reports of Form 8-K were filed by the Company during the last quarter of the fiscal year ended June 30, 1996.

(c)  Exhibits:

     Reference is made to the List of Exhibits hereinafter contained ...  45

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Anaren Microwave, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Anaren Microwave, Inc.

                                         /s/ Hugh A. Hair
                                         ------------------------
                                         Chief Executive Officer

                                         /s/ Carl W. Gerst, Jr.
                                         ------------------------
                                         Treasurer

                                         /s/ Joseph E. Porcello
                                         ------------------------
                                         Vice President of Finance/Controller

Date:  September 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Lawrence A. Sala                     /s/ Abraham Manber
- ------------------------                 ------------------------
Director                                 Director

/s/ William J. Mackay                    /s/ Herbert I. Corkin
- ------------------------                 ------------------------
Director                                 Director

/s/ Dale F. Eck
- ------------------------
Director

Date:  September 27, 1996

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                         June 30, 1996 and July 1, 1995

                   (With Independent Auditors' Report Thereon)

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

Consolidated Financial Statements:

   Independent Auditors' Report

   Consolidated Balance Sheets as of June 30, 1996 and July 1, 1995

   Consolidated  Statements of Operations  for the Years ended
     June 30, 1996, July 1, 1995, and July 2, 1994

   Consolidated  Statements of Stockholders'  Equity for the Years ended
     June 30, 1996, July 1, 1995, and July 2, 1994

   Consolidated  Statements  of Cash Flows for the Years ended June 30, 1996,
     July 1, 1995, and July 2, 1994

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren Microwave, Inc. and subsidiaries as of June 30, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

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


   Syracuse, New York
   August 16, 1996

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                         June 30, 1996 and July 1, 1995

                         Assets                            1996         1995
                                                       -----------   ----------

Current assets:
   Cash and cash equivalents                           $ 1,739,569    2,139,795
   Receivables, less allowance for bad debts of
     $13,000 in 1996 and 1995                            5,167,996    6,112,540
   Refundable income taxes                                 320,945      330,000
   Inventories (note 2)                                  7,210,320    6,853,755
   Prepaid expenses                                        255,723      235,047
                                                       -----------   ----------

                  Total current assets                  14,694,553   15,671,137
                                                       -----------   ----------

Net property, plant and equipment (notes 3 and 5)        7,054,870    7,616,207
                                                       -----------   ----------

Other assets, net                                           43,793       77,762
                                                       -----------   ----------
                                                       $21,793,216   23,365,106
                                                       ===========   ==========
          Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt (note 5)         394,633      712,264
   Provision for losses on contracts                          --        588,031
   Accounts payable                                        663,848      705,101
   Accrued expenses (note 4)                               471,665      408,060
   Customer advance payments                               250,000         --
                                                       -----------   ----------

                  Total current liabilities              1,780,146    2,413,456
                                                       -----------   ----------

Postretirement benefit obligation (note 8)               1,138,215    1,075,834
Long-term debt, less current installments (note 5)         680,001    1,051,881
                                                       -----------   ----------

                  Total liabilities                      3,598,362    4,541,171
                                                       -----------   ----------

Stockholders' equity:
   Common stock of $.01 par value.  Authorized
     12,000,000 shares; issued 4,992,116 and
     4,850,016 shares in 1996 and 1995, respectively        49,921       48,500
   Additional paid-in capital                           15,507,088   15,057,521
   Retained earnings                                     4,649,922    5,729,991
                                                       -----------   ----------
                                                        20,206,931   20,836,012
   Less cost of 892,274 treasury shares
        in 1996 and 1995                                 2,012,077    2,012,077
                                                       -----------   ----------

                  Total stockholders' equity            18,194,854   18,823,935
                                                       -----------   ----------

Commitments (note 11)

                                                       $21,793,216   23,365,106
                                                       ===========   ==========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

            Years ended June 30, 1996, July 1, 1995, and July 2, 1994

                                                   1996            1995            1994
                                               ------------    ------------    ------------
Net sales                                      $ 17,081,901      17,995,752      20,237,226
                                               ------------    ------------    ------------
Costs and expenses:
   Cost of sales                                 11,146,510      13,081,115      14,414,798
   Provision for losses on contracts                   --           300,000       1,570,000
   Marketing                                      2,969,726       3,027,667       2,930,818
   Research and development                       1,185,168         938,927         559,633
   General and administrative                     2,075,461       2,041,097       2,265,954
   Restructuring (note 10)                          810,000         360,000            --
                                               ------------    ------------    ------------

         Total costs and expenses                18,186,865      19,748,806      21,741,203
                                               ------------    ------------    ------------

         Operating loss                          (1,104,964)     (1,753,054)     (1,503,977)
                                               ------------    ------------    ------------

Other (expense) income:
   Interest expense                                (122,759)       (212,588)       (271,472)
   Other, primarily interest income                 147,654         163,960         298,077
                                               ------------    ------------    ------------

               Total other income (expense)          24,895         (48,628)         26,605
                                               ------------    ------------    ------------

Loss before income taxes and
   cumulative effect of change in accounting
   principle                                     (1,080,069)     (1,801,682)     (1,477,372)

Income tax benefit (note 9)                            --          (330,000)       (115,627)
                                               ------------    ------------    ------------

Loss before cumulative effect of
   change in accounting principle                (1,080,069)     (1,471,682)     (1,361,745)

Cumulative effect of change in accounting
   for postretirement benefits (note 8)                --              --          (994,727)
                                               ------------    ------------    ------------

               Net loss                        $ (1,080,069)     (1,471,682)     (2,356,472)
                                               ============    ============    ============

Loss per share:
   Loss before cumulative effect
     of change in accounting principle              (.27)           (.36)           (.31)
   Cumulative effect of change in accounting
     for postretirement benefits                      --              --            (.22)
                                               ------------    ------------    ------------

               Net loss per share              $    (.27)           (.36)           (.53)
                                               ============    ============    ============
Weighted average shares outstanding               4,057,300       4,046,729       4,434,801
                                               ============    ============    ============

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

            Years ended June 30, 1996, July 1, 1995, and July 2, 1994


                                           Common Stock           Additional                    Treasury Stock             Total
                                       ----------------------      Paid-in       Retained    ----------------------    Stockholders'
                                         Shares       Amount       Capital       Earnings     Shares       Amount         Equity
                                       ----------   ---------    -----------   -----------   --------   -----------   ------------
Balance at June 26, 1993                4,794,852   $  47,949     14,939,998     9,558,145    359,874   $  (448,134)    24,097,958

Net loss                                     --          --             --      (2,356,472)      --            --       (2,356,472)
Stock issued under employee stock
  purchase plan                             2,964          29          5,958          --         --            --            5,987
Stock options exercised (note 6)           26,400         264         36,036          --         --            --           36,300
Purchase of treasury shares                  --          --             --            --       40,100      (104,665)      (104,665)
                                       ----------   ---------    -----------   -----------   --------   -----------   ------------
Balance at July 2, 1994                 4,824,216      48,242     14,981,992     7,201,673    399,974      (552,799)    21,679,108

Net loss                                     --          --             --      (1,471,682)      --            --       (1,471,682)
Stock options exercised (note 6)           25,800         258         75,529          --         --            --           75,787
Purchase of treasury shares                  --          --             --            --      492,300    (1,459,278)    (1,459,278)
                                       ----------   ---------    -----------   -----------   --------   -----------   ------------
Balance at July 1, 1995                 4,850,016      48,500     15,057,521     5,729,991    892,274    (2,012,077)    18,823,935

Net loss                                     --          --             --      (1,080,069)      --            --       (1,080,069)
Stock options exercised (note 6)          142,100       1,421        449,567          --         --            --          450,988
                                       ----------   ---------    -----------   -----------   --------   -----------   ------------
Balance at June 30, 1996                4,992,116   $  49,921     15,507,088     4,649,922    892,274   $(2,012,077)    18,194,854
                                       ==========   =========    ===========   ===========   ========   ===========    ===========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

            Years ended June 30, 1996, July 1, 1995, and July 2, 1994

                                                       1996           1995           1994
                                                   -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                        $(1,080,069)    (1,471,682)    (2,356,472)
   Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
        Cumulative effect of change in
           accounting principle                           --             --          994,727
        Depreciation and amortization                1,564,466      1,722,686      1,702,427
        Deferred income taxes                             --             --         (297,627)
        Gain on sale of equipment                         --             --         (108,427)
        Net loss on disposition of Anaren
           Microwave, Ltd.                             810,000           --             --
        Changes in operating assets and
           liabilities, exclusive of disposition
           of Anaren Microwave, Ltd. net assets:
             Provision for losses on contracts        (588,031)      (981,969)     1,570,000
             Receivables                               944,544        947,587       (911,184)
             Refundable income taxes                     9,055       (228,810)       (73,623)
             Inventories                              (748,111)     1,870,386       (171,151)
             Prepaid expenses                          (20,676)        55,884       (110,929)
             Other assets                               33,969         88,547        (20,633)
             Accounts payable                          (41,253)       168,647         83,049
             Accrued expenses                         (219,407)       119,120       (111,743)
             Customer advance payments                 250,000           --             --
             Postretirement benefit obligation          62,381         61,838         19,269
                                                   -----------    -----------    -----------

        Net cash provided by operating
           activities                                  976,868      2,352,234        207,683
                                                   -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of equipment                        --             --          825,000
   Capital expenditures                             (1,138,571)    (1,296,587)    (1,254,198)
                                                   -----------    -----------    -----------

        Net cash used in investing activities       (1,138,571)    (1,296,587)      (429,198)
                                                   -----------    -----------    -----------

Cash flows from financing activities:
   Principal payments on long-term debt               (689,511)      (725,526)      (670,431)
   Net borrowings (repayments) under
      revolving line of credit                            --         (363,352)       338,961
   Proceeds from the issuance of common
      stock                                            450,988         75,787         42,287
   Purchase of treasury stock                             --       (1,459,278)      (104,665)
                                                   -----------    -----------    -----------

        Net cash used in financing activities         (238,523)    (2,472,369)      (393,848)
                                                   -----------    -----------    -----------

        Net decrease in cash and cash
           equivalents                                (400,226)    (1,416,722)      (615,363)

Cash and cash equivalents at beginning of year       2,139,795      3,556,517      4,171,880
                                                   -----------    -----------    -----------

Cash and cash equivalents at end of year           $ 1,739,569      2,139,795      3,556,517
                                                   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  June 30, 1996, July 1, 1995, and July 2, 1994

(1)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of Anaren Microwave, Inc. and its wholly-owned subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The years ended July 1, 1995 and July 2, 1994 consisted of 52 and 53 weeks, respectively. During fiscal 1996, the Company changed its reporting period to a calendar month end.

     (b)  Operations

          The Company is engaged in the design, development and manufacture of microwave signal processing devices which receive and analyze radar signals and other microwave transmissions. Its primary products include devices and systems used in the wireless communications market, the radar and satellite communications market, and electronic warfare market.

          Anaren Microwave, Ltd., a wholly-owned subsidiary, is incorporated in England to serve primarily the European electronic warfare market. As discussed in note 10, during fiscal 1996, the Company sold substantially all of the assets of Anaren Microwave, Ltd. and discontinued its manufacturing operations. Currently, the Company continues to maintain its marketing function in England to serve the European marketplace.

          Companies  such  as   Anaren,   which   are   engaged   in   supplying
               defense-related equipment to the government, are subject to certain business risks peculiar to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. As a result of the 1985 Balanced Budget and Emergency Deficit Reduction Control Act, the federal deficit, and changing world order conditions, Department of Defense budgets have been subject to increasing pressure, resulting in an uncertainty as to the future effects of budget cuts. The Company has, nonetheless, maintained a solid foundation of tactical defense products which meet the needs of the United States and its allies, as well as servicing a wide range of commercial electronic businesses. These factors lead management to believe that there is a high probability of continuation of the Company's current major tactical defense programs.

     (c)  Revenue Recognition

          Revenue is recognized upon shipment of the product. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     (d)  Cash Equivalents

          Cash equivalents consist of short-term repurchase agreements, with maturities of three months or less.

                                       31                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies, Continued

     (e)  Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market. Costs include materials, labor, and overhead.

     (f)  Property, Plant and Equipment

          Property,  plant and  equipment  are stated at cost.  Depreciation  of buildings and land improvements is calculated by the straight-line method over an estimated service life of 25 years. Machinery and equipment are depreciated primarily by the straight-line method based on estimated useful lives of 5 to 10 years.

     (g)  Per Share Data

          Per share data are based on the weighted average number of shares outstanding. Options outstanding under the stock option plans are excluded from the weighted average number of shares as their inclusion would be anti-dilutive or not material.

     (h)  Pension Plan

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

     (i)  Postretirement Benefits

          The Company sponsors a defined benefit health care plan for substantially all retirees and employees. Effective June 27, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The cumulative effect of the change in method of accounting for postretirement benefits other than pensions is reported in the fiscal 1994 consolidated statement of operations.

     (j)  Income Taxes

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

                                       32                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies, Continued

     (k)  Financial Instruments

          The carrying amount of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt, approximates their fair value at June 30, 1996 and July 1, 1995.

     (l)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (m)  New Accounting Standard

          The Company will adopt Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997. The standard defines a fair value based method of accounting for employee stock options. The compensation expense arising from this method of accounting can be reflected in the financial statements or, alternatively, the pro forma net income and earnings per share effect of the fair value based accounting can be disclosed in the financial footnotes. The Company expects to adopt the disclosure alternative.

     (n)  Reclassifications

          Certain 1995 balances have been reclassified to conform with the 1996 presentation.

(2)  Inventories

     Inventories are summarized as follows:

                                              1996             1995
                                           ----------       ----------

          Raw materials                    $3,027,700        2,804,720
          Work-in-process                   3,031,441        3,266,194
          Finished goods                    1,151,179          782,841
                                           ----------       ----------

                                           $7,210,320        6,853,755
                                           ==========       ==========



                                       33                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)  Property, Plant and Equipment

     Components of property, plant and equipment are as follows:

                                                 1996          1995
                                             -----------   -----------

          Land and land improvements         $ 1,362,050     1,362,050
          Buildings                            5,120,245     5,094,722
          Machinery and equipment             22,443,583    21,968,931
                                             -----------   -----------
                                              28,925,878    28,425,703
          Less accumulated depreciation
            and amortization                  21,871,008    20,809,496
                                             -----------   -----------

                                             $ 7,054,870     7,616,207
                                             ===========   ===========

     The gross amount of assets recorded under capital leases amounted to $2,382,662 as of June 30, 1996 and July 1, 1995. Accumulated amortization on assets under capital leases amounted to $2,296,605 and $1,972,282 at June 30, 1996 and July 1, 1995, respectively.

(4)  Accrued Expenses

     Accrued expenses are summarized as follows:

                                                1996            1995
                                              --------        --------

          Compensation                        $168,901         143,788
          Commissions                          180,002          77,771
          Other                                122,762         186,501
                                              --------        --------
                                              $471,665         408,060
                                              ========        ========

(5)  Long-term Debt

     Long-term debt is comprised as follows:

                                                    1996         1995
                                                 ----------   ----------

          Industrial Development Revenue Bonds   $  906,668    1,133,334
          Capitalized lease obligations             167,966      630,811
                                                 ----------   ----------

                                                  1,074,634    1,764,145
          Less current installments                 394,633      712,264
                                                 ----------   ----------

                                                 $  680,001    1,051,881
                                                 ==========   ==========

                                       34                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)  Long-term Debt, Continued

     In August 1985, Onondaga County Industrial Development Agency (OCIDA) issued revenue bonds bearing interest at 75% of the prime rate in the amount of $3,400,000. The prime rate was 8.25% at June 30, 1996. The proceeds from the bonds were used to construct additions to the Company's manufacturing facility and for the purchase of additional land and equipment. The related lease agreement, which matures on May l, 2000, requires semi-annual principal payments of $113,333, plus interest.

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

     Under the provisions of the agreement the Company may pay cash dividends up to 35% of the net earnings in any fiscal year, or if, after giving effect to such dividends, the Company's retained earnings at the end of the fiscal year equals or exceeds $2.0 million. Additionally, the agreement requires maintenance of a minimum current ratio, working capital, retained earnings and tangible net worth, as defined. The Company has complied with all restrictions and covenants.

     The Company has various capital lease agreements for machinery and equipment. The Company did not incur any new capital lease obligations in 1994, 1995 or 1996. Future minimum lease payments are $172,689 in 1997. Included in the minimum lease payments is $4,723 of imputed interest.

     The Company maintained a revolving line of credit providing principal drawings of $3,500,000 through December 31, 1994. This credit facility carried interest on outstanding borrowings at the prime rate plus 3/4% and was secured by assets of the Company which are not otherwise pledged under lease agreements.

     Maturities of long-term debt, exclusive of capitalized lease obligations, are $226,666 from 1997 to 1999, and $226,670 in 2000.

     Cash payments for interest were $110,959, $186,824 and $254,986 during fiscal 1996, 1995 and 1994, respectively.

     In August 1996, the Company secured a commitment for a credit facility providing for (1) a $3,000,000 working capital revolving line of credit bearing interest at prime plus 1% maturing on November 30, 1998, and (2) a $907,000 term loan payable in semi-annual installments of $113,333 through May 1, 2000, bearing interest at prime plus 1.25%. The proceeds of the term loan are to refinance the existing loans. Borrowings under the credit facility will be secured by substantially all assets of the Company.

                                       35                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)  Stock Option Plans

     Under the Company's 1988 Incentive Stock Option Plan (1988 ISO),  1,000,000
          shares of common stock were reserved for the granting of options to officers and key employees. Options were granted at the fair market price of shares at the date of grant, become exercisable 20% at the date of grant and 20% per year thereafter, and must be exercised within ten years of the date of grant. No shares are available for grant under the 1988 plan as of June 30, 1996.

     During fiscal 1996, an Incentive Stock Option Plan (1996 ISO) was approved, under which 400,000 shares of common stock were reserved for issuance to eligible employees. Options are granted at a price not less than fair market value of shares at the date of grant, become exercisable 20% six months from the date of grant and 20% per year thereafter, and must be exercised within ten years of the date of grant.

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

     Information for the three years ended June 30, 1996 with respect to these plans are as follows:

                                              Shares
                                   ----------------------------
                                      ISO      NSO       Total     Option Price
                                   --------  --------  --------    ------------
     Outstanding at June 26, 1993   707,350    82,500   789,850   $ 1.38 to 6.88
          Canceled                  (59,400)     --     (59,400)  $ 1.38 to 6.88
          Exercised                 (26,400)     --     (26,400)  $     1.38
                                   --------  --------  --------

     Outstanding at July 2, 1994    621,550    82,500   704,050   $ 1.38 to 6.88
          Canceled                  (25,930)   (7,500)  (33,430)  $ 1.38 to 6.88
          Exercised                 (10,800)  (15,000)  (25,800)  $ 1.38 to 4.12
                                   --------  --------  --------

     Outstanding at July 1, 1995    584,820    60,000   644,820   $ 1.38 to 6.88
          Issued                    168,000      --     168,000   $ 4.13 to 7.50
          Canceled                  (30,000)     --     (30,000)  $ 1.38 to 6.88
          Exercised                 (82,100)  (60,000) (142,100)  $ 1.38 to 6.88
          Expired                   (12,850)     --     (12,850)  $     6.00
                                   --------  --------  --------

     Outstanding at June 30, 1996   627,870      --     627,870   $ 1.38 to 7.50
                                   ========  ========  ========

     Shares exercisable at
       June 30, 1996                479,870      --     479,870   $ 1.38 to 6.88
                                   ========  ========  ========

     Shares available for grant
       at June 30, 1996             232,000    24,000   256,000
                                   ========  ========  ========


                                       36                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)  Employee Benefit Plans

     The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under this plan generally are based on the employee's years of service and compensation. The following table sets forth the plan's funded status at June 30, 1996 and July 1, 1995:

                                                         1996           1995
                                                     -----------    -----------
       Actuarial present value of accumulated
          benefit obligation (vested $3,885,557
          in 1996 and $3,378,784 in 1995)            $ 3,944,861      3,430,914
       Effect of assumed increase in
          compensation levels                            341,289        386,074
                                                     -----------    -----------
       Projected benefit obligation for services
          rendered to date                             4,286,150      3,816,988
       Plan assets at fair value                       4,400,776      3,960,127
                                                     -----------    -----------
       Plan assets in excess of projected
          benefit obligation                             114,626        143,139
       Unrecognized net gain                            (270,153)      (320,292)
       Unrecognized prior service cost                   151,872        170,111
       Unrecognized net transition asset (15 year
          amortization)                                   66,259         75,725
                                                     -----------    -----------
       Prepaid pension asset                         $    62,604         68,683
                                                     ===========    ===========

     The following table details the components of net pension cost:

                                         1996         1995         1994
                                      ---------    ---------    ---------

       Service cost                   $ 148,893      146,354      143,784
       Interest cost                    292,138      259,167      237,680
       Actual return on plan assets    (406,032)    (794,687)    (183,443)
       Net amortization and
          deferral                      114,897      571,524      (16,222)
                                      ---------    ---------    ---------

             Net pension cost         $ 149,896      182,358      181,799
                                      =========    =========    =========

     The projected benefit obligation was determined using an assumed discount rate of 7.5% and an assumed long-term rate of increase in compensation of 5.0% for 1996 and 1995. The assumed long-term rate of return on plan assets was 8.0% for 1996 and 1995.

     Plan assets consist principally of equity securities, and U.S. government and corporate obligations.

     The Company maintains a voluntary contributory salary savings plan to which participants may contribute up to 15% of their total compensation. The Company contributes an amount equal to 50% of the participants' contribution up to a maximum of 3% of the participants' compensation. During fiscal 1996, 1995 and 1994, the Company contributed $80,645, $112,255 and $39,140, respectively, to this plan.

                                       37                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)  Employee Benefit Plans, Continued

     The Company maintained an Employee Stock Purchase Plan which allowed for employees to purchase common shares of the Company through payroll deductions over a period not to exceed twenty-four months. At the discretion of the Board, shares may be sold to employees under this plan at not less than 85% of fair market value. The plan was terminated in fiscal 1995.

(8)  Postretirement Benefits

     The Company provides medical coverage for current and future eligible retirees of the Company plus their eligible dependents. Employees generally become eligible for retiree medical coverage by retiring from the Company after attaining at least age 55 with 15 years of service (active employees at June 27, 1993 were eligible by retiring after attaining at least age 55 with 10 years of service). Retirees at June 27, 1993 pay approximately $30 per month for health care coverage and the Company is responsible for paying the remaining costs. For this group, any increase in health care coverage costs for retired employees will be shared by the Company and retirees on a fifty-fifty basis, while any increase in coverage costs for retiree dependents will be totally paid by the retirees. For eligible employees retiring after June 26, 1993, the Company contributes a fixed dollar amount towards the cost of the medical plan. Any future cost increases for the retiree medical program for these participants will be charged to the retiree.

     As discussed in note 1, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of June 27, 1993 and elected to immediately recognize the accumulated postretirement benefit obligation as of that date as the cumulative effect of a change in accounting principle. There was no income tax benefit recognized upon the adoption of Statement 106 as the recoverability of such deferred tax asset would not be assured. The effect of adopting Statement 106 on earnings, and the net periodic postretirement benefit cost for the year ended July 2, 1994 was a decrease of $1,013,996, and an increase of $19,269, respectively.

     The  following  table  presents  the  accumulated   postretirement  benefit
          obligation at June 30, 1996 and July 1, 1995:

                                                     1996         1995
                                                  ----------   ----------

       Retirees                                   $  550,312      474,517
       Fully eligible active plan participants       284,056      259,458
       Other active participants                     295,552      275,714
       Unrecognized net gain                           8,295       66,145
                                                  ----------   ----------

       Accumulated postretirement benefit
             obligation                           $1,138,215    1,075,834
                                                  ==========   ==========


                                       38                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)  Postretirement Benefits, Continued

     The following table details the components of net periodic postretirement benefit cost:

                                             1996       1995       1994
                                           --------   --------   --------

       Service cost                        $ 29,296     30,522     26,709
       Interest cost                         78,151     71,089     74,605
                                           --------   --------   --------
          Net periodic postretirement
             benefit cost                  $107,447    101,611    101,314
                                           ========   ========   ========

     For measurement purposes, a 11% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal 1996; the rate was assumed to decrease gradually to 5% by the year 2005 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. However, as the Company contributes a fixed dollar amount to the plan for the active employee group, this impact is minimized. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1996 by approximately $19,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended June 30, 1996 by approximately $1,400.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at June 30, 1996 and July 1, 1995.

(9)  Income Taxes

     Income tax expense (benefit) consists of:

                                      Current     Deferred       Total
                                     ---------    ---------    ---------
       Year ended June 30, 1996:
          U.S. Federal               $    --           --           --
          State                           --           --           --
                                     ---------    ---------    ---------

                                     $    --           --           --
                                     =========    =========    =========

       Year ended July 1, 1995:
          U.S. Federal               $(330,000)        --       (330,000)
          State                           --           --           --
                                     ---------    ---------    ---------

                                     $(330,000)        --       (330,000)
                                     =========    =========    =========

       Year ended July 2, 1994:
          U.S. Federal               $ 151,000     (206,331)     (55,331)
          State                         31,000      (91,296)     (60,296)
                                     ---------    ---------    ---------

                                     $ 182,000     (297,627)    (115,627)
                                     =========    =========    =========

                                       39
                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)  Income Taxes, Continued

     A reconciliation of the expected consolidated income tax benefit, computed by applying the U.S. Federal corporate income tax rate of 34% to loss before income taxes and cumulative effect of change in accounting principle, to income tax benefit, is as follows:

                                           1996         1995         1994
                                        ---------    ---------    ---------
       Expected consolidated income
          tax benefit                   $(367,223)    (612,572)    (502,306)
       State income taxes, net of
          federal income tax benefit         --           --        (39,795)
       Equity in loss of subsidiaries
          not subject to taxation         496,520      198,662       51,696
       Change in valuation allowance     (140,552)      58,336      366,219
       Other, net                          11,255       25,574        8,559
                                        ---------    ---------    ---------

                                        $    --       (330,000)    (115,627)
                                        =========    =========    =========

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 1996 and July 1, 1995 are presented below:

                                                         1996           1995
                                                     -----------    -----------
       Deferred tax assets:
          Inventories                                $    43,425         18,077
          Provision for losses on contracts                 --          229,332
          Retirement benefits                              6,638         15,012
          Postretirement benefits                        443,904        413,788
          General business credit carryforwards           30,594         30,594
          Federal net operating loss carryforwards       723,565        614,543
          State net operating loss carryforwards         170,717        145,443
          State investment tax credit carryforwards      766,037        735,123
          Alternative minimum tax credit
             carryforwards                               211,952        227,952
          Other                                           11,459         42,411
                                                     -----------    -----------

                Total deferred tax assets              2,408,291      2,472,275

                Less valuation allowance              (1,643,703)    (1,784,255)
                                                     -----------    -----------

                Net deferred tax assets                  764,588        688,020
                                                     -----------    -----------

       Deferred tax liabilities:
          Plant and equipment, principally due to
             differences in depreciation                (764,588)      (688,020)
                                                     -----------    -----------

                Total deferred tax liabilities          (764,588)      (688,020)
                                                     -----------    -----------

                Net deferred taxes                   $      --             --
                                                     ===========    ===========

                                       40                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)  Income Taxes, Continued

     The valuation allowance for deferred tax assets as of June 30, 1996 and July 1, 1995 was $1,643,703 and $1,784,255, respectively. The net change in the total valuation allowance for the year ended June 30, 1996 was a decrease of $140,552. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 1996.

     At June 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of $2,128,132 which are available to offset future federal taxable income, if any, through 2011. At June 30, 1996, the Company has net operating loss carryforwards for state income tax purposes of $3,448,835 which are available to offset future state taxable income, if any, through 2011. The Company also has investment tax credit carryforwards for state income tax purposes of $766,037 which are available to reduce future state income taxes, if any, through 2006. In addition, the Company has alternative minimum tax credit carryforwards of $211,952 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

     Cash payments for income taxes were $0, $30,113, and $287,202, in 1996, 1995, and 1994, respectively.

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

     During  the  third  quarter  of  fiscal  1996,   the  Company   recorded  a
          restructuring charge of $810,000 resulting from the disposition of the Company's European subsidiary, Anaren Microwave, Limited. The charge includes provisions for the writedown of assets to net realizable value, legal and professional fees, and costs to complete an existing electronic warfare simulator contract in excess of expected revenues.

                                       41                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11) Commitments

     The Company is obligated under an operating lease for a building. Future minimum payments under the noncancelable operating lease for the next five years and thereafter are summarized as follows:

             Year ending June 30,
                   1997                                    $    373,531
                   1998                                         373,531
                   1999                                         373,531
                   2000                                         373,531
                   2001                                         373,531
                   Thereafter                                 4,731,394
                                                           ------------
                                                              6,599,049
             Less:  amounts representing
                sublease income                                 558,000
                                                           ------------
                                                           $  6,041,049
                                                           ============

     Rent expense  for the years ended June 30,  1996,  July 1, 1995 and July 2,
          1994 was $373,531, $378,485, and $516,972,  respectively. Rent expense for fiscal 1996 was offset by sublease income of $53,032.

     The Company maintains a letter of credit arrangement with a bank. Under the arrangement, the bank issued a letter of credit in the amount of approximately $600,000 as required under a contract between the Company and a customer. At June 30, 1996, the Company was required to maintain a compensating balance of approximately $600,000 in support of this letter of credit.

(12) Foreign Operations

     The following table shows financial information about the Company's foreign operations:

                                                   Years ended
                                  ---------------------------------------------
                                  June 30, 1996    July 1, 1995    July 2, 1994
                                  -------------    ------------    ------------
       Net sales:
          United States           $  15,900,956      14,929,495      18,068,575
          European subsidiary         1,180,945       3,066,257       2,168,651
                                  -------------    ------------    ------------

              Consolidated        $  17,081,901      17,995,752      20,237,226
                                  =============    ============    ============

       Operating profit (loss):
          United States           $     392,015      (1,425,730)     (1,139,666)
          European subsidiary*       (1,496,979)       (327,324)       (364,311)
                                  -------------    ------------    ------------

              Consolidated        $  (1,104,964)     (1,753,054)     (1,503,977)
                                  =============    ============    ============

     * Includes the net loss on disposition of the subsidiary of $810,000 in fiscal 1996 (see note 10).


                                       42                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12) Foreign Operations, Continued

                                                    Years ended
                                   ---------------------------------------------
                                   June 30, 1996    July 1, 1995    July 2, 1994
                                   -------------   -------------   -------------
       Identifiable assets:
          United States            $  20,674,207      20,941,042      25,958,041
          European subsidiary          1,119,009       2,424,064       1,983,480
                                   -------------   -------------   -------------

              Consolidated         $  21,793,216      23,365,106      27,941,521
                                   =============   =============   =============

     Sales to customers located outside the United States amounted to $6,108,024 in 1996,  $9,498,737 in 1995 and $6,968,142 in 1994. In 1996, sales to two customers (approximately $4,380,000 and $1,720,000, respectively) exceeded 10% of consolidated net sales. In 1995, sales to two customers (approximately $4,570,000 and $3,020,000, respectively) exceeded 10% of consolidated net sales. In 1994, sales to four customers (approximately $2,520,000, $2,510,000, $2,170,000 and
          $2,170,000, respectively) exceeded 10% of consolidated net sales.

(13) Quarterly Financial Data (Unaudited)

     The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 1996 and July 1, 1995:

                                               1996 Quarter Ended
                                ------------------------------------------------
                                 Sept. 30     Dec. 31      March 31     June 30
                                ----------   ---------    ---------    ---------

      Net sales                 $4,449,465   4,441,629    4,101,685    4,089,122
                                ==========   =========    =========    =========
      Cost of sales             $2,808,833   2,745,411    2,913,676    2,678,590
                                ==========   =========    =========    =========
      Restructuring             $     --          --        810,000         --
                                ==========   =========    =========    =========
      Net earnings (loss)       $   65,947      10,844   (1,197,795)      40,935
                                ==========   =========    =========    =========
      Net earnings (loss) per
            share                  $ .02          --         (.30)         .01
                                   =====       =====        =====        =====

     During the third quarter ended March 31, 1996, the Company recorded a restructuring charge of $810,000 for costs associated with the disposition of the Company's European subsidiary.



                                       43                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13) Quarterly Financial Data (Unaudited), Continued

                                           1995 Quarter Ended
                          -----------------------------------------------------
                            Oct. 1        Dec. 31       April 1       July 1
                          -----------   -----------   -----------   -----------

Net sales                 $ 4,154,419     2,955,363     4,684,707     6,201,263
                          ===========   ===========   ===========   ===========
Cost of sales             $ 2,929,509     2,558,220     3,191,757     4,401,629
                          ===========   ===========   ===========   ===========
Provision for losses on
    contracts             $      --       1,050,000          --        (750,000)
                          ===========   ===========   ===========   ===========
Restructuring             $      --         360,000          --            --
                          ===========   ===========   ===========   ===========
Net earnings (loss)       $  (123,397)   (2,498,865)     (124,272)    1,274,852
                          ===========   ===========   ===========   ===========
Net earnings (loss) per
      share                  $(.03)         (.60)         (.04)          .31
                             =====         =====         =====         =====

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

                                  EXHIBIT INDEX

Exhibit No.          Description
- -----------          -----------

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

*             3.2    Registrant's By-Laws, as amended.

**            4.2    Lease Agreement between the Registrant and the Onondaga
                     County Industrial Development Agency, dated June 1, 1980.

***           4.5    Amendment, dated August 21, 1985 to Lease Agreement between the Registrant and the Onondaga County Industrial
                     Development Agency.

********      4.6    Loan agreement, dated June 15, 1990, by and among Fleet
                     National Bank and the Registrant.

*********     4.7    First amendment to loan agreement, dated July 15, 1993, by and among Fleet National Bank and the Registrant.

***********   4.8    Second amendment to loan agreement, dated June 24, 1994, by and among Fleet National Bank and the Registrant.

*             10.1   Registrant's Pension Plan and Trust. (2)

**********    10.2   Registrant's Incentive Stock Option Plan. (2)

****          10.3   Registrant's Employee Stock Purchase Plan. (2)

*****         10.4   Registrant's Non-Statutory Stock Option Plan (2)

******        10.5   Registrant's Severance Compensation Plan (2)

*******       21     Subsidiaries of Registrant

              23     Consent of KPMG Peat Marwick LLP

              27 Financial Data Schedule for the twelve month period ended June 30, 1996, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

* Incorporated herein by reference to exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-19618).

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

**********    Incorporated herein by reference to exhibit to the Registrant's
              Registration Statement on Form S-8 (Registration No. 333-03193)

***********   Incorporated herein by reference to exhibit 4.8 to the
              Registrant's Annual Report on Form 10-K for the year ended July 2,
              1994

              (1) The Company's quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-6620

              (2)    Management contract or compensatory plan arrangement.