Form 10-Q
period 1996-09-30
ANAREN MICROWAVE INC
filed 1996-11-13
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

     The number of shares of Registrant's Common Stock outstanding on November 8, 1996 was 4,103,842.

                             ANAREN MICROWAVE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

  Item 1.  Financial Statement (Unaudited)

           Consolidated Condensed Balance Sheets                            3
           September 30, 1996 and June 30, 1996

           Consolidated Condensed Statements of Earnings                    4
           Three months ended September 30, 1996 and
           September 30, 1995

           Consolidated Condensed Statements of Cash Flows -                5
           Three months ended September 30, 1996 and
           September 30, 1995

           Notes to Consolidated Condensed Financial Statements             6


  Item 2.  Management's Discussion and Analysis                             9
           of Financial Condition and Results of Operations



  PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                13

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                      September 30, 1996 and June 30, 1996

                                                     Unaudited
                Assets                            Sept. 30, 1996   June 30, 1996
                ------                            --------------   -------------
Current assets:
   Cash and cash equivalents                       $  2,051,299    $  1,739,569
   Receivables, less allowance of $13,000             6,121,063       5,167,996
   Refundable Income Taxes                                 --           320,945
   Inventories                                        6,988,027       7,210,320
   Prepaid expenses                                     297,302         255,723
                                                   ------------    ------------
               Total current assets                  15,457,691      14,694,553

Property, plant and equipment                        29,141,008      28,925,878
   Less accumulated depreciation and amortization   (22,193,093)    (21,871,008)
                                                   ------------    ------------
               Net property, plant and equipment      6,947,915       7,054,870

Other assets, net                                        41,278          43,793
                                                   ------------    ------------
                                                   $ 22,446,884    $ 21,793,216
                                                   ============    ============

   Liabilities and Stockholders' Equity
   ------------------------------------
Current liabilities:
   Current installments of long-term debt          $    297,290    $    394,633
   Accounts payable                                   1,007,775         663,848
   Accrued expenses                                     540,024         471,665
   Customer advance payments                            373,697         250,000
                                                   ------------    ------------
               Total current liabilities              2,218,786       1,780,146

Postretirement Benefit Obligation                     1,138,215       1,138,215
Long-term debt, less current installments               680,001         680,001
                                                   ------------    ------------
               Total liabilities                      4,037,002       3,598,362

Stockholders' equity:
   Common stock of $.01 par value.  Authorized
   12,000,000 shares; issued 4,996,116 shares
   at September 30, 1996 and 4,992,116 shares
   at June 30, 1996                                      49,961          49,921
   Additional paid-in capital                        15,512,548      15,507,088
   Retained earnings                                  4,859,450       4,649,922
                                                   ------------    ------------
                                                     20,421,959      20,206,931
   Less cost of 892,274 shares in treasury
    at September 30, 1996 and June 30, 1996          (2,012,077)     (2,012,077)
                                                   ------------    ------------
               Total stockholders' equity            18,409,882      18,194,854
                                                   ------------    ------------
                                                   $ 22,446,884    $ 21,793,216
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings

                                                           Unaudited
                                                     For the Quarter Ended:
                                               Sept. 30, 1996    Sept. 30, 1995
                                               (Current Year)   (Preceding Year)
                                                 -----------      -----------
Net Sales                                        $ 5,065,641      $ 4,449,465

Costs and expenses
   Costs of sales                                  3,572,094        2,808,833
   Marketing, including sales commissions            668,118          667,207
   General and administrative                        504,176          508,283
   Research and development                          108,340          384,788
                                                 -----------      -----------

   Total costs and expenses                        4,852,728        4,369,111
                                                 -----------      -----------

Operating earnings (loss)                            212,913           80,354

Other income                                          19,067           28,439
Interest expense                                     (22,452)         (42,846)
                                                 -----------      -----------

Earnings (loss) before income taxes                  209,528           65,947

Total taxes on income                                   --               --
                                                 -----------      -----------

Net earnigs (loss)                                   209,528           65,947

Earnings (loss) per share                        $       .05      $       .02
                                                 ===========      ===========

Dividends per share                              $      --        $      --
                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended:
                    September 30, 1996 and September 30, 1995

                                                         1996           1995
                                                     -----------    -----------
Cash Flows From Operating Activities:
   Net income/(loss)                                 $   209,528    $    65,947
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
       Depreciation and amortization of
         property, plant and equipment                   322,085        419,921
       Provision for losses on contracts                    --         (436,116)
       Amortization of intangibles                         2,515          8,492
       Changes in:
         Receivables                                    (953,067)       790,710
         Refundable income taxes                         320,945           --
         Inventories                                     222,293       (112,337)
         Prepaid expenses                                (41,579)       (66,562)
         Accounts payable                                343,927       (146,048)
         Accrued expenses                                 68,359        (94,595)
         Customer Advance Payments                       123,697           --
                                                     -----------    -----------
           Net cash provided by
             operating activities                        618,703        429,412

Cash Flows From Investing Activities:
   Capital expenditures                                 (215,130)      (245,375)
                                                     -----------    -----------
           Net cash provided (used in)
             investing activities                       (215,130)      (245,375)

Cash Flows From Financing Activities:

   Principal payments on long-term debt                  (97,343)      (138,768)
   Net borrowings under revolving line
     of credit and overdrafts                               --           (1,460)
   Proceeds from issuance of common stock                  5,500        362,563
   Purchases of treasury stock                              --             --
                                                     -----------    -----------
           Net cash provided by (used in)
             financing activities                        (91,843)       222,335

           Net increase (decrease) in cash
             and cash equivalents                        311,730        406,372

Cash and cash equivalents at beginning of period       1,739,569      2,139,795
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 2,051,299    $ 2,546,167
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
   Cash Paid During the Period For:
     Interest                                        $     8,115         23,473
                                                     ===========    ===========
     Income taxes                                    $      --      $      --
                                                     ===========    ===========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying financial statements and notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company's annual report for the year ended June 30, 1996.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the three months ended September 30, 1996 and September 30, 1995.

The income tax rate for interim statement purposes is based on estimates of income and tax credits for the entire year.

NOTE 1:   Inventories

          Inventories at September 30, 1996 and June 30, 1996 are summarized as follows:

                                                      Sept. 30         June 30
                                                     ----------       ----------
                    Raw Materials                    $3,032,105       $3,027,700
                    Work in process                   2,789,447        3,031,441
                    Finished Goods                    1,166,475        1,151,179
                                                     ----------       ----------
                                                     $6,988,027       $7,210,320
                                                     ==========       ==========



NOTE 2:   Property, Plant and Equipment

          Property, plant and equipment at September 30, 1996 and June 30, 1996 are shown in the following summary:

                                                        Sept. 30       June 30
                                                      -----------    -----------
                    Land and Land improvements        $ 1,362,050    $ 1,362,050
                    Buildings and improvements          5,126,656      5,120,245
                    Machinery and equipment            22,652,302     22,443,583
                                                      -----------    -----------
                                                      $29,141,008    $28,925,878
                                                      ===========    ===========

NOTE 3:   Long-Term Debt

          Long-term debt at September 30, 1996 and June 30, 1996 is comprised of the following:

                                                     Sept. 30        June 30
                                                    ----------      ----------
               75% of prime rate Industrial
               Development Revenue Bonds, due
               in semi-annual installments
               through May 1, 2000                  $  906,668      $  906,668

               Capitalized lease obligations            70,623         167,966
               Revolving Line of Credit                   --              --
                                                    ----------      ----------
                                                    $  977,291      $1,074,634

               Less Current Installments               297,290         394,633
                                                    ----------      ----------
                                                    $  680,001      $  680,001
                                                    ==========      ==========



NOTE 4:   Per Share Data

          Per share data are based on a weighted average of 4,103,190 common shares issued and outstanding.

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

          Deferred tax assets and liabilities at September 30, 1996 and June 30, 1996 are summarized as follows:

                                                    Sept. 30          June 30
                                                   -----------      -----------
          Gross deferred tax assets                $ 2,337,051      $ 2,408,291
          Less valuation allowance                  (1,572,463)      (1,643,703)
                                                   -----------      -----------
          Net deferred tax assets                      764,588          764,588

          Gross deferred tax liabilities              (764,588)        (764,588)
                                                   -----------      -----------
          Net deferred taxes                       $         0      $         0

          The valuation allowance for the deferred tax assets as of September 30, 1996 and June 30, 1996 was $1,572,463 and $1,643,703,
          respectively. The net change in the total valuation allowance for the three months ended September 30, 1996 was a decrease of $72,240. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of operations for the first quarter of fiscal 1996 were highlighted by significant increases in both sales of the Company's commercial telecommunications products and net income. Net sales for the first quarter ended September 30, 1996 were $5,065,641, up 14%, from net sales of $4,449,465 for the same quarter in the previous year and up 24% from net sales of $4,089,122 for the fourth quarter of fiscal 1996. The Company recorded earnings of $209,528 for the first quarter of fiscal 1997 a threefold increase over earnings of $65,947 for the first quarter of fiscal 1996 and a fivefold increase over earnings of $40,935 for the fourth quarter of fiscal 1996.

The following table sets forth the Company's net sales by product lines for the three months ended September 30, 1996 and 1995.

                                                        Three Months Ended
                                                          (in thousands)
                                                      Sept. 30      Sept. 30
                                                        1996          1995
                                                       ------        ------
     Electronic Warfare                                $1,724        $3,203
     Radar and Telecommunications                       2,480           969
     Wireless                                             862           277
                                                       ------        ------
                                                       $5,066        $4,449
                                                       ======        ======

Net sales historically associated with particular product lines may not be indicative of future trends because of the relative size of individual orders and changes in the Company's emphasis on specific product lines.

During the first quarter ended September 30, 1996, sales of Wireless and Radar and Telecommunications products rose $585,000 and $1,511,000, respectively, compared to the same quarter of the previous year, while sales of Electronic Warfare products fell $1,479,000, resulting in the overall sales increase of $617,000.

Sales of Wireless products, which are mainly components for use in building cellular base station equipment rose $585,000 in the first quarter of fiscal 1997 to $862,000 compared to $277,000 in the first quarter of fiscal 1996. The increase in shipments consisted of approximately $450,000 in custom components being built for Motorola, Inc. and Nortel, Inc. under a number of production orders totaling over $3,000,000 received in fiscal 1996 and a $100,000 increase in sales of off-the-self catalog surface mount components.

New orders for Wireless components were $1,120,000 during the first quarter of fiscal 1996, resulting in a firm backlog of of $3,992,000 at September 30, 1996, up 7% from $3,735,000 at June 30, 1996, all of which is expected to ship in fiscal 1997.

Shipments of Radar and Telecommunication products, which consist of custom commercial multi-layer components such as butler matrices and beamforming networks for commercial telecommunication satellites, increased over $1,500,000 in the first quarter of fiscal 1997 compared to the same period in the previous year. This substantial rise in shipments is attributed to sales of over $1,270,000 for engineering design work on two beamformer networks for commercial satellite contracts for Space Systems Loral and Martin Marietta Overseas Corp. and over $1,000,000 in shipments of beamformers to Raytheon Company under continuing production for the Iridium project. Shipments in the first quarter of fiscal 1996 consisted mainly of remaining production under the Ground Based Radar program and totaled less than $1,000,000.

New orders for Radar and Telecommunications products totaled over $7,600,000 in the first quarter of fiscal 1997. The largest of these orders was a firm fixed price contract for over $6,000,000 from Martin Marietta Overseas Corp. for the design and production of antenna beamforming networks for the Asia Cellular Satellite Systems (ACeS). The ACeS system is a space based cellular communications system, to serve Asia via two geosynchronous satellites. Firm backlog for this product line at September 30, 1996 was $9,265,000 up 125% from $4,125,000 at June 30, 1996. Of this amount approximately $6,700,000 is expected to ship during the remaining three quarters of fiscal 1997.

Sales of Electronic warfare products fell $1,500,000 to $1,724,000 in the first quarter of fiscal 1997 compared to $3,203,000 in the first quarter of the previous year. Shipments in this business area, which include Digital Frequency Discriminators (DFD's), Digital RF Memories (DRFM's) ESM Receivers and Microwave Integrated Circuit Components (MIC's), have been steadily declining over the past three fiscal years due to the continuing decline in the overall worldwide defense market. The drop in sales in the first quarter of fiscal 1997 was spread over all the above mentioned product areas, except for DRFM's, due to the completion of one of the remaining large DFD programs in fiscal 1996 and a general 20% decline in demand for off-the-self catalog military MIC's during the last quarter of fiscal 1996 and the first quarter of fiscal 1997.

New orders for Electronic Warfare products totaled approximately $1,300,000 in the first quarter of fiscal 1997 and firm backlog for this product area was $15,024,000 at September 30, 1996. Of this amount, $12,500,000 represented one order from the ASPJ Joint Venture Team of ITT Avionics and Northrop/Grumman for foreign sales of the Airborne Self Protection Jammer System. This order should serve to help stabilize shipments in this business area when shipments begin in the last quarter of the current fiscal year.

Net earnings for the first quarter ended September 30, 1996 were $209,528 compared to net earnings of $65,947 for the first quarter of fiscal 1996. This improvement in earnings resulted from the 14% increase in revenues and was achieved despite a 7.5 percentage point decline in gross margin, due to a $275,000 decline in research and development expense and no increase in marketing and general and administrative expense during the period as compared to the same period in the previous fiscal year.

Gross margin on sales for the first quarter of fiscal 1997 was 29.5% compared to 37% for the first quarter of fiscal 1996. This decline was a direct result of lower margins on initial product runs of Wireless custom components during the quarter due to excess scrap costs, as well as significant rework costs incurred in repairing production units above normal experience levels. The Company expects that gross margins will improve during the remaining three quarters of fiscal 1997.

Research and development expense was $108,000 for the first three months of fiscal 1997, down $276,000 from $385,000 for the same period in fiscal 1996. This decline resulted from a significant increase in customer funded engineering design work in both the Electronic Warfare and Radar and Telecommunications groups during the period which consumed all available engineering resources in these groups. Current internal development efforts are being targeted on adapting existing Company technologies to produce new Wireless component products which fit a specific customer's requirements. Future research and devleopment expenditures are expected to fluctuate based on sales levels, identified market opportunities and customer funding for custom engineering development projects.

Marketing expense and general and administrative expense, varied little in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 as there was little change in personnel or support services between the two quarters. Presently, the Company expects that Marketing expense will rise with sales volume during fiscal 1997 in order to meet the demands of the Wireless marketplace, while general and administrative expense is expected to remain in the range of first quarter levels and generally trend higher for the remainder of the current fiscal year.

Interest expense fell 48% in the first three months of fiscal 1997 compared to the same period in fiscal 1996. The decline in interest expense reflects the continuing reduction in long-term debt over the past year. During this same period, other income was down 33% due to lower investable cash balances during the current year compared to the previous fiscal year.

Consolidated income tax expense was $0 in the first quarter of fiscal 1997 versus an expected tax expense of approximately $71,240 based on 34% of earnings before income taxes. The difference between the actual tax expense recognized in the financial statements and the expected tax calculated on net income was due to a decrease in the deferred tax asset valuation allowance required by the new tax accounting rules (FAS No. 109) adopted by the Company at the beginning of fiscal 1994. Under the new tax accounting rules the Company must assess the realizability of deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences become deductible. Management of the Company has considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment of the realizability of the deferred tax asset balances at September 30, 1996. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefit of these deductible differences, net of the existing valuation allowances at September 30, 1996.

Liquidity and Capital Resources

At September 30, 1996, the Company had net working capital of $13,239,000, which included $2,051,000 in cash and cash equivalents, compared to working capital of $12,914,000, which included cash and cash equivalents of $1,740,000, at June 30, 1996. Net cash surplus was $312,000 for the first quarter of fiscal 1997 compared to a net cash surplus of $406,000 in the first quarter of fiscal 1996. Cash flow was positive in the first quaqrter of fiscal 1997 due mainly to the growth in earnings and accounts payable as well as a small decrease in inventory and the receipt of a $321,000 tax refund from the U.S. government during the period.

During the remainder of fiscal 1997, the company's major cash requirements will be for additions to capital equipment and repayment of long-term debt. Capital equipment additions for the current year have been budgeted at $1,000,000 and, through the first three months of fiscal 1997, approximately $215,000 has been expended, all of which was funded by cash generated from operations. Capital equipment additions for the remainder of fiscal 1997 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

In fiscal 1995, the Company maintained a revolving line of credit with a bank which provided for principal drawings of up to $3,500,000. This credit agreement carried interest on outstanding borrowings at the prime rate plus 3/4% and was secured by all assets of the Company which were not otherwise pledged under other agreements. This credit facility expired at December 31, 1994. In October, 1996, the Company signed an agreement for a new credit facility with a bank providing for a $3,000,000 working capital revolving line of credit bearing interest at prime plus 1% maturing on November 30, 1998, and a $907,000 term loan payable in semi-annual installments of $113,333 through May, 2000, bearing interest at prime plus 1.25%. The proceeds of the term loan were used to refinance the existing loans of the Company other than capitalized lease obligations, while the revolving credit facility will be used to supplement short-term working capital needs brought about by the expected growth in production and sales volume. Borrowings under the new credit facility are secured by substantially all assets of the Company.

The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flow from operations and funds available under its credit facilities.

Forward-looking Information

Statements contained in this Form 10Q regarding fiscal 1997, other than historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those projected.

In particular, statements regarding future results of operations, shipments, margins and research and development, marketing, general and administrative and tax expenses, involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions; the level of worldwide spending on military defense products; competitive factors such as rival component manufactures' competing technologies; acceptance of new company products; price pressures; the company's ability to invest in new product development and new processes and its ability to integrate these processes in its manufacturing operation; manufacturing capacity and the ability to "ramp" to meet anticipated demand; engineering development costs; availability of third party supplier parts at reasonable prices; obsolescence of inventory due to changes in customer demand; efficiencies of manufacturing processes; and availability of financial resources to fund anticipated growth.

The Company believes it has the products, personnel, facilities, and financial resources to achieve the proposed results, but future revenues, margins and profits are all influenced by a number of risk factors, including but not limited to those discussed above.

Item 6.         Exhibits and Reports on Form 8-K

Item 6(a)       Exhibits

Exhibit No. 27  Financial Data Schedule for the three month period ended
                September 30, 1996.

Item 6(b)       Reports on Form 8K

The registrant was not required to file an 8-K during the current fiscal period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Anaren Microwave, Inc.
                                        --------------------------------------
                                        (Registrant)



Date:  November 12, 1996                S/Hugh A. Hair
                                        --------------------------------------
                                        Chairman & Chief Executive Officer

Date:  November 12, 1996                S/Joseph E. Porcello
                                        --------------------------------------
                                        Vice President of Finance & Controller

                                  Exhibit Index

Number                             Description
------                             -----------

27             Financial Data Schedule for the three month period ended
               September 30, 1996.