Form 10-Q
period 1996-12-31
ANAREN MICROWAVE INC
filed 1997-02-12
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

                          Commission file number 0-6620

                             ANAREN MICROWAVE, INC.
             (Exact name of Registrant as specified in its Charter)

            New York                                     16-0928561
            --------                                     ----------
    (State of incorporation)                 (I.R.S Employer Identification No.)

    6635 Kirkville Road                      13057
    East Syracuse, New York                  -----
    -----------------------                  (Zip Code)
    (Address of principal
    executive offices)

Registrant's telephone number, including area code:  315-432-8909

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

     The number of shares of Registrant's Common Stock outstanding on February 7, 1997 was 4,103,842.

                             ANAREN MICROWAVE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

     Item 1.   Financial Statement (Unaudited)

               Consolidated Condensed Balance Sheets                        3
               December 31, 1996 and June 30, 1996

               Consolidated Statements of Earnings                          4
               Three months ended December 31, 1996 and
               December 31, 1995

               Consolidated Statements of Earnings                          5
               Six months ended December 31, 1996 and
               December 31, 1995

               Consolidated Statements of Cash Flows -                      6
               Six months ended December 31, 1996 and
               December 31, 1995

               Notes to Consolidated Condensed Financial                    7
               Statements - December 31, 1996

     Item 2.   Management's Discussion and Analysis                         10
               of Financial Condition and Results of Operations



PART II - OTHER INFORMATION
---------------------------

     Item 4.   Submission of matters to a                                   14
               vote of Security Holders

     Item 6.   Exhibits and Reports on Form 8-K                             15

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                       December 31, 1996 and June 30, 1996

                                                   Unaudited
                    Assets                       Dec. 31, 1996     June 30, 1996
                    ------                        ------------     -------------
Current assets:
   Cash and cash equivalents                      $  3,212,280     $  1,739,569
   Receivables, less allowance of $13,000            5,235,165        5,167,996
   Refundable Income Taxes                                --            320,945
   Inventories                                       7,647,669        7,210,320
   Prepaid expenses                                    206,305          255,723
                                                  ------------     ------------
          Total current assets                      16,301,419       14,694,553

Property, plant and equipment                       29,389,743       28,925,878
   Less accumulated depreciation and amortization  (22,514,309)     (21,871,008)
                                                  ------------     ------------
          Net property, plant and equipment          6,875,434        7,054,870

Other assets, net                                       94,852           43,793

                                                  ------------     ------------
                                                  $ 23,271,705     $ 21,793,216
                                                  ============     ============

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Current installments of long-term debt         $    264,067     $    394,633
   Accounts payable                                  1,043,538          663,848
   Accrued expenses                                    730,596          471,665
   Customer Advance Payments                           748,350          250,000
                                                  ------------     ------------
          Total current liabilities                  2,786,551        1,780,146

Postretirement Benefit Obligation                    1,138,215        1,138,215
Long-term debt, less current installments              566,668          680,001
                                                  ------------     ------------
          Total liabilities                          4,491,434        3,598,362

Stockholders' equity:
   Common stock of $.01 par value.  Authorized
   12,000,000 shares; issued 4,996,116 shares
   at December 31, 1996 and 4,992,116 shares
   at June 30, 1996                                     49,961           49,921
   Additional paid-in capital                       15,512,548       15,507,088
   Retained earnings                                 5,229,839        4,649,922
                                                  ------------     ------------
                                                    20,792,348       20,206,931
   Less cost of 892,274 shares in treasury
     at December 31, 1996 and June 30, 1996         (2,012,077)      (2,012,077)
                                                  ------------     ------------

          Total stockholders' equity                18,780,271       18,194,854
                                                  ------------     ------------

                                                  $ 23,271,705     $ 21,793,216
                                                  ============     ============

     See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings


                                                         Unaudited
                                                   For the Quarter Ended:
                                               Dec. 31, 1996     Dec. 31, 1995
                                              (Current Year)   (Preceding Year)
                                               -----------       -----------
Net sales                                      $ 5,313,722       $ 4,441,629

Costs and expenses
     Costs of sales                              3,481,193         2,745,411
     Marketing, including sales commissions        762,292           798,514
     General and administrative                    563,784           533,325
     Research and development                      121,913           375,629
                                               -----------       -----------

     Total costs and expenses                    4,929,182         4,452,879
                                               -----------       -----------

Operating earnings (loss)                          384,540           (11,250)

Other income                                        16,319            52,883
Interest expense                                   (30,470)          (30,789)
                                               -----------       -----------

Earnings before income taxes                       370,389            10,844

Total taxes on income                                   --                --
                                               -----------       -----------

Net earnings                                   $   370,389       $    10,844
                                               ===========       ===========

Earnings per share                             $       .09       $        --
                                               ===========       ===========

Dividends per share                            $        --       $        --
                                               ===========       ===========

          See accompanying notes to consolidated financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings

                                                          Unaudited
                                                  For the Six Months Ended:
                                               Dec. 31, 1996    Dec. 31, 1995
                                               (Current Year)  (Preceding Year)
                                                ------------     ------------
Net sales                                       $ 10,379,363     $  8,891,094

Costs and expenses
     Costs of sales                                7,053,287        5,554,244
     Marketing, including sales commissions        1,430,410        1,465,721
     General and administrative                    1,067,960        1,041,608
     Research and development                        230,253          760,417
                                                ------------     ------------

     Total costs and expenses                      9,781,910        8,821,990
                                                ------------     ------------

Operating earnings                                   597,453           69,104

Other income                                          35,386           81,322
Interest expense                                     (52,922)         (73,635)
                                                ------------     ------------

Earnings before income taxes                         579,917           76,791

Total taxes on income                                   --               --
                                                ------------     ------------

Net earnings                                    $    579,917     $     76,791
                                                ============     ============

Earnings per share                              $        .14     $        .02
                                                ============     ============

Dividends per share                             $       --       $       --
                                                ============     ============

          See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended:
                     December 31, 1996 and December 31, 1995

                                                         1996           1995
                                                     -----------    -----------
Cash Flows From Operating Activities:
   Net income                                        $   579,917    $    76,791
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
        Depreciation and amortization of
          property, plant and equipment                  643,301        837,342
        Provision for losses on contracts                   --         (563,628)
        Amortization of intangibles                        2,359         16,984
        Changes in:
          Receivables                                    (67,169)     1,440,347
          Refundable income taxes                        320,945           --
          Inventories                                   (437,349)      (275,532)
          Prepaid expenses                                49,418        (56,517)
          Accounts payable                               379,690       (298,940)
          Accrued expenses                               258,931         34,420
          Customer advance payments                      498,350           --
          Other assets                                   (53,418)          --
                                                     -----------    -----------
            Net cash provided by
              operating activities                     2,174,975      1,211,267

Cash Flows From Investing Activities:
   Capital expenditures                                 (463,865)      (429,478)
                                                     -----------    -----------
            Net cash provided (used in)
              investing activities                      (463,865)      (429,478)

Cash Flows From Financing Activities:
   Principal payments on long-term debt                 (243,899)      (402,922)
   Net borrowings under revolving line
     of credit and overdrafts                               --           (2,980)
   Proceeds from issuance of common stock                  5,500        400,738
                                                     -----------    -----------
            Net cash provided by (used in)
              financing activities                      (238,399)        (5,164)

            Net increase (decrease) in cash
              and cash equivalents                     1,472,711        776,625

Cash and cash equivalents at beginning of period       1,739,569      2,139,795
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 3,212,280    $ 2,916,420
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
   Cash Paid During the Period For:
     Interest                                        $    49,657    $    74,924
                                                     ===========    ===========
     Income taxes                                    $      --      $      --
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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1996 and the results of operations and cash flows for the six months ended December 31, 1996 and December 31, 1995.

The income tax rate for interim statement purposes is based on estimates of income and tax credits for the entire year.

NOTE 1:   Inventories

          Inventories at December 31, 1996 and June 30, 1996 are summarized as follows:

                                                       Dec. 31       June 30
                                                     ----------     ----------

               Raw Materials                         $3,024,115     $3,027,700
               Work in process                        3,478,530      3,031,441
               Finished Goods                         1,145,024      1,151,179
                                                     ----------     ----------
                                                     $7,647,669     $7,210,320
                                                     ==========     ==========

NOTE 2:   Property, Plant and Equipment

          Property, plant and equipment at December 31, 1996 and June 30, 1996 are shown in the following summary:

                                                       Dec. 31        June 30
                                                     -----------    -----------

               Land and Land improvements            $ 1,362,050    $ 1,362,050
               Buildings and improvements              5,129,220      5,120,245
               Machinery and equipment                22,898,473     22,443,583
                                                     -----------    -----------
                                                     $29,389,743    $28,925,878
                                                     ===========    ===========

NOTE 3:   Long-Term Debt

          Long-term debt at December 31, 1996 and June 30, 1996 is comprised of the following:

                                                       Dec. 31       June 30
                                                     ----------     ----------
               Term loan payable, due in
               semi-annual installments
               through May 1, 2000                   $  793,334           --

               75% of prime rate Industrial
               Development Revenue Bonds, due
               in semi-annual installments
               through May 1, 2000                         --       $  906,668

               Capitalized lease obligations             37,401        167,966
               Revolving Line of Credit                    --             --
                                                     ----------     ----------
                                                     $  830,735     $1,074,634

               Less Current Installments                264,067        394,633
                                                     ----------     ----------
                                                     $  566,668     $  680,001
                                                     ==========     ==========



NOTE 4:   Per Share Data

          Per share data are based on a weighted average of 4,103,516 common shares issued and outstanding.

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

          Deferred tax assets and liabilities at December 31, 1996 and June 30, 1996 are summarized as follows:

                                                       Dec. 31        June 30
                                                     -----------    -----------
          Gross deferred tax assets                  $ 2,211,119    $ 2,408,291
          Less valuation allowance                    (1,446,531)    (1,643,703)
                                                     -----------    -----------
          Net deferred tax assets                        764,588        764,588

          Gross deferred tax liabilities                (764,588)      (764,588)
                                                     -----------    -----------
          Net deferred taxes                         $         0    $         0

          The valuation allowance for the deferred tax assets as of December 31, 1996 and June 30, 1996 was $1,446,531 and $1,643,703, respectively.
          The net change in the total valuation allowance for the three months ended December 31, 1996 was a decrease of $197,172. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of operations for the first six months and second three months of fiscal 1997 were highlighted by continuing increases in sales of the Company's commercial products and a significant rise in earnings. Net sales for the second quarter ended December 31, 1996 were $5,313,722, up 20% from net sale of $4,441,629 for the same period in fiscal 1996, while net sales for the first six months of fiscal 1997 were $10,379,363, up 17% over the first six months in the previous year. The Company recorded earnings of $370,379 for the second quarter of fiscal 1997, compared to net earnings of $10,844 for the same quarter in fiscal 1996, while earnings for the first six months ended December 31, 1996 amounted to $579,917, a seven-fold increase over earnings of $76,791 for the first half of fiscal 1996.

The following table sets forth the Company's net sales by product lines for the six months ended December 31, 1996 and 1995.

                                                  Six Months Ended
                                                    (in thousands)
                                                Dec. 31       Dec. 31
                                                  1996          1995
                                                -------       -------
     Electronic Warfare                         $ 3,735       $ 5,792
     Radar and Telecommunications                 4,216         2,298
     Wireless                                     2,428           801
                                                -------       -------
                                                $10,379       $ 8,891
                                                =======       =======

Net sales historically associated with particular product lines may not be indicative of future trends because of the relative size of individual orders and changes in the Company's emphasis on specific product lines.

During the first six months of fiscal 1997, sales of Wireless and Radar and Telecommunications products rose $1,627,000 and $1,918,000, respectively, compared to the first half of the previous year, while sales of Electronic Warfare products fell $2,057,000, resulting in the overall sales increase of $1,408,000, or 17%.

Sales of Wireless products, which are mainly components for use in building cellular base station equipment, rose $1,627,000 in the first six months of fiscal 1997, a 200% increase over sales of $801,000 for the first half of fiscal 1996. The rise in sales in this product area is currently being driven by increased shipments of custom base station components being manufactured for Lucent Technologies, Inc., Motorola, Inc. and Nortel, Inc. under a number of production orders totaling over $4,000,000, received in the latter half of fiscal 1996 and the first half of fiscal 1997. Shipments under these contracts totaled over $1,300,000 in the first half of fiscal 1997, compared to less than $100,000 in the first half of the previous year. Additionally, sales of off-the-shelf surface mount catalog components rose approximately $300,000 in the first half of fiscal 1997, compared to the same period in fiscal 1996, as customer demand continues to increase for these products.

New order for Wireless products totaled approximately $2,700,000 during the first half of fiscal 1997, resulting in a firm backlog of $4,011,000 at December 31, 1996, up 7% from $3,735,000 at June 30, 1996, all of which is expected to ship in the second half of fiscal 1997 and the first quarter of fiscal 1998.

Shipments of Radar and Telecommunication products, which consist of custom commercial multi-layer components such as butler matrices and beamforming networks for commercial telecommunication satellites, increased over $1,900,000 in the first half of fiscal 1997 compared to the same period in the previous year. This substantial rise in shipments is attributed to sales of over $1,905,000 for contract engineering design work on two beamformer networks for commercial satellite applications for Space Systems Loral and Martin Marietta Overseas Corp.

Shipments in the first half of fiscal 1996 consisted mainly of remaining production under the Ground Based Radar program and initial production under the Iridium program for Raytheon Company, both of which totaled approximately $2,300,000.

New orders for Radar and Telecommunications products totaled over $10,700,000 in the first half of fiscal 1997. The largest of these orders was a firm fixed price contract for over $6,000,000 from Martin Marietta Overseas Corp. for the design and production of antenna beamforming networks for the Asia Cellular Satellite Systems (ACeS). The ACeS system is a space based cellular communications system, to serve Asia via two geosynchronous satellites. Firm backlog for this product line at December 31, 1996 was $10,693,000 up 259% from $4,125,000 at June 30, 1996. Of this amount approximately $6,000,000 is expected to ship during the remaining six months of fiscal 1997.

Sales of Electronic Warfare products fell $2,057,000 to $3,735,000 in the first six months of fiscal 1997 compared to $5,792,000 in the first half of the previous year. Shipments in this business area, which include Digital Frequency Discriminators (DFD's), Digital RF Memories (DRFM's) ESM Receivers and Microwave Integrated Circuit Components (MIC's), have been steadily declining over the past three fiscal years due to the continuing decline in the overall worldwide defense market. The drop in sales in the first half of fiscal 1997 was spread over all the above mentioned product areas and was a result of the completion of one of the remaining large DFD programs in fiscal 1996 and a general 25% decline in demand for off-the-shelf catalog military MIC's during the last quarter of fiscal 1996 and the first six months of fiscal 1997.

New orders for Electronic Warfare products totaled approximately $5,136,000 in the first half of fiscal 1997 and firm backlog for this product area was $17,043,000 at December 31, 1996. Of this amount, $12,500,000 represented one order from the ASPJ Joint Venture Team of ITT Avionics and Northrop/Grumman for foreign sales of the Airborne Self Protection Jammer System. This order should serve to help stabilize sales in this business area when shipments begin in the last quarter of the current fiscal year.

Net earnings for the first six months of fiscal 1997 were $579,917, up significantly from net earnings of $76,791 for the first half of the prior year. This improvement in earnings was a result of the 17% rise in revenues and was attained despite a five percentage point decline in gross margins, due mainly to a $530,000 decline in research and development expense and a small drop in marketing expense, which fully offset a slight rise in general and administrative costs during the period, as compared to the same period in the previous year.

Gross margin on sales for the first six months of fiscal 1997 was 32% compared to 37% for the first half of fiscal 1996. This decline was a direct result of lower margins on initial product runs of Wireless custom components during the period due to excess scrap costs, as well as significant rework costs incurred in repairing production units above normal experience levels during the first half of fiscal 1997. The Company expects that gross margins will improve during the remaining two quarters of fiscal 1997.

Research and development expense was $230,000 for the first six months of fiscal 1997, down $530,000 from $760,000 for the same period in fiscal 1996. This decline resulted from a significant increase in customer funded engineering design work in both the Electronic Warfare and Radar and Telecommunications groups during the period which consumed all available engineering resources in these groups. Customer funded design and development work in the first half of fiscal 1997 represented approximately $3,100,000 in sales, a four-fold increase over engineering revenues of $760,000 in the first half of fiscal 1996. Additionally, the Company is currently participating in a Technology Reinvestment Program through Raytheon Company, for the Advanced Research Project Agency of the United States Government. Under this project, the Company was reimbursed for approximately $125,000 of research and development costs incurred during the second quarter of fiscal 1997 for investigating the development of manufacturing processes for thin, multilayer (flat panel) antenna. This program is expected to run through the remainder of fiscal 1997 and all of fiscal 1998 at the rate of approximately $125,000 per quarter.

Current internal research and development efforts are being targeted on adapting existing Company technologies to produce new Wireless component products which fit a specific customer's requirements. Future research and development expenditures are expected to fluctuate based on sales levels, identified market opportunities, customer funding for custom engineering development projects and the level of government supported research and development projects.

Marketing and general and administrative expenses, varied little in the first half of fiscal 1997 compared to the first half of fiscal 1996 as there was little change in personnel or support services between the two six month periods. Presently, the Company expects that Marketing expense will rise with sales volume during fiscal 1997 in order to meet the competitive demands of the Wireless marketplace, while general and administrative expense is expected to remain in the range of the first six months levels and generally trend higher for the remainder of the current fiscal year.

Interest expense fell 28% in the first six months of fiscal 1997 compared to the same period in fiscal 1996. The decline in interest expense reflects the continuing reduction in long-term debt over the past year. During this same period, other income was down 56% due to lower investable cash balances during the current year compared to the previous fiscal year.

Consolidated income tax expense was $0 in the first six months of fiscal 1997 versus an expected tax expense of approximately $197,172 based on 34% of earnings before income taxes. The difference between the actual tax expense recognized in the financial statements and the expected tax calculated on net income was due to a decrease in the deferred tax asset valuation allowance required by the new tax accounting rules (FAS No. 109) adopted by the Company at the beginning of fiscal 1994. Under the new tax accounting rules the Company must assess the realizability of deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences become deductible. Management of the Company has considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment of the realizability of the deferred tax asset balances at December 31, 1996. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefit of these deductible differences, net of the existing valuation allowances at December 31, 1996.

Liquidity and Capital Resources

At December 31, 1996, the Company had net working capital of $13,515,000, which included $3,212,000 in cash and cash equivalents, compared to working capital of $12,914,000, which included cash and cash equivalents of $1,740,000, at June 30, 1996. Net cash surplus was $1,473,000 for the first half of fiscal 1997 compared to a net cash surplus of $406,000 in the first six months of fiscal 1996. Cash flow was positive in the first half of fiscal 1997 due mainly to the growth in earnings and accounts payable, and the receipt of a $321,000 tax refund from the U.S. government during the period.

During the remainder of fiscal 1997, the company's major cash requirements will be for additions to capital equipment and repayment of long-term debt. Capital equipment additions for the current year have been budgeted at $1,000,000 and, through the first six months of fiscal 1997, approximately $464,000 has been expended, all of which was funded by cash generated from operations. Capital equipment additions for the remainder of fiscal 1997 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

In fiscal 1995, the Company maintained a revolving line of credit with a bank which provided for principal drawings of up to $3,500,000. This credit agreement carried interest on outstanding borrowings at the prime rate plus 3/4% and was secured by all assets of the Company which were not otherwise pledged under other agreements. This credit facility expired at December 31, 1994. In October 1996, the Company signed an agreement for a new credit facility with a bank providing for a $3,000,000 working capital revolving line of credit bearing interest at prime + 1% maturing on November 30, 1998, and a $907,000 term loan payable in semi-annual installments of $113,333 through May, 2000, bearing interest at prime plus 1.25%. The proceeds of the term loan were used to refinance the existing loans of the Company other than capitalized lease obligations, while the revolving credit facility will be used to supplement short-term working capital needs brought about by the expected growth in production and sales volume. Borrowings under the new credit facility are secured by substantially all assets of the Company.

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

Item 4.   Submission of Matters to a vote of Security Holders

          The Company's annual shareholders' meeting was held on November 19, 1996, at which time the election of Directors was conducted. The following named individuals were nominated and elected Directors of the Company:

          Hugh A. Hair                  Herbert I. Corkin
          Carl W. Gerst, Jr.            Abraham Manber
          Lawrence A. Sala              Dale F. Eck

There were no other matters voted upon other than procedural matters and the selection of auditors.

Item 6.             Exhibits and Reports on Form 8-K

Item 6(a)           Exhibits

Exhibit No. 27      Financial Data Schedule for the six month period ended
                    December 31, 1996.


Item 6(b)           Reports on Form 8K

The registrant was not required to file an 8-K during the current fiscal period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Anaren Microwave, Inc.
                                         ----------------------
                                         (Registrant)

Date:  February 12, 1997                 /s/ Hugh A. Hair
                                         --------------------------------------
                                         Chairman & Chief Executive Officer



Date:  February 12, 1997                 /s/ Joseph E. Porcello
                                         --------------------------------------
                                         Vice President of Finance & Controller

                                  Exhibit Index

Number                             Description
------                             -----------

  27 Financial Data Schedule for the six month period ended December 31, 1996.