Form 10-Q
period 1997-03-31
ANAREN MICROWAVE INC
filed 1997-05-12
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

     Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The number of shares of Registrant's Common Stock outstanding on May 2, 1997 was 4,110,842.

                             ANAREN MICROWAVE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

  Item 1.    Financial Statement (Unaudited)

             Consolidated Balance Sheets                                   3
             March 31, 1997 and June 30, 1996

             Consolidated Statements of Earnings                           4
             Three months ended March 31, 1997 and
             March 31, 1996

             Consolidated Statements of Earnings                           5
             Nine months ended March 31, 1997 and
             March 31, 1996

             Consolidated Statements of Cash Flows -                       6
             Nine months ended March 31, 1997 and
             March 31, 1996

             Notes to Consolidated Condensed Financial
             Statements - March 31, 1997                                   7


  Item 2.    Management's Discussion and Analysis                          10
             of Financial Condition and Results of Operations

  PART II - OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                              14

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                        March 31, 1997 and June 30, 1996

                                                    Unaudited
             Assets                               Mar. 31, 1997   June 30, 1996
                                                  -------------   -------------
Current assets:
    Cash and cash equivalents                     $  3,248,789    $  1,739,569
    Receivables, less allowance of $13,000           5,706,066       5,167,996
    Refundable income Taxes                               --           320,945
    Inventories                                      8,332,561       7,210,320
    Prepaid expenses                                   212,219         255,723
                                                  ------------    ------------
          Total current assets                      17,499,635      14,694,553

Property, plant and equipment                       29,590,795      28,925,878
    Less accumulated depreciation
      and amortization                             (22,811,062)    (21,871,008)
                                                  ------------    ------------
          Net property, plant and equipment          6,779,733       7,054,870

Other assets, net                                       93,693          43,793
                                                  ------------    ------------
                                                  $ 24,373,061    $ 21,793,216
                                                  ============    ============

    Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of long-term debt        $    241,782    $    394,633
    Accounts payable                                 1,433,822         663,848
    Accrued expenses                                   577,693         471,665
    Customer advance payments                        1,152,627         250,000
                                                  ------------    ------------
                Total current liabilities            3,405,924       1,780,146

Postretirement benefit obligation                    1,138,215       1,138,215
Long-term debt, less current installments              566,668         680,001
                                                  ------------    ------------
                Total liabilities                    5,110,807       3,598,362
Stockholders' equity:
    Common stock of $.01 par value.  Authorized
    12,000,000 shares; issued 5,002,116 shares
    at March 31, 1997 and 4,992,116 shares
    at June 30, 1996                                    50,021          49,921
    Additional paid-in capital                      15,529,738      15,507,088
    Retained earnings                                5,694,572       4,649,922
                                                  ------------    ------------
                                                    21,274,331      20,206,931
    Less cost of 892,274 shares in treasury
      at March 31, 1997 and June 30, 1996           (2,012,077)     (2,012,077)
                                                  ------------    ------------

                Total stockholders' equity          19,262,254      18,194,854
                                                  ------------    ------------

                                                  $ 24,373,061    $ 21,793,216
                                                  ============    ============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings

                                                        Unaudited
                                                  For the Quarter Ended:
                                            Mar. 31, 1997       Mar. 31, 1996
                                            (Current Year)     (Preceding Year)
                                            --------------     ----------------

Net sales                                    $6,059,502           $ 4,101,685

Costs and expenses
   Costs of sales                             3,995,195             2,913,676
   Marketing, including sales commissions       895,667               831,023
   General and administrative                   562,119               528,676
   Research and development                     149,548               228,996
   Restructuring                                   --                 810,000
                                             ----------           -----------

   Total costs and expenses                   5,602,529             5,312,371
                                             ----------           -----------

Operating earnings (loss)                       456,973            (1,210,686)

Other income                                     27,701                38,736
Interest expense                                (19,941)              (25,845)
                                             ----------           -----------

Earnings before income taxes                    464,733            (1,197,795)

Total taxes on income                              --                    --
                                             ----------           -----------

Net earnings                                 $ 464,733            $(1,197,795)
                                             ==========           ===========

Earnings (loss) per share                    $     .11            $      (.30)
                                             ==========           ===========

Dividends per share                          $    --              $      --
                                             ==========           ===========

See accompanying notes to consolidated financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings

                                                          Unaudited
                                                   For the Nine Months Ended:
                                                Mar. 31, 1997     Mar. 31, 1996
                                               (Current Year)   (Preceding Year)
                                               --------------   ----------------
Net sales                                       $ 16,438,865      $ 12,992,779

Costs and expenses
    Costs of sales                                11,048,482         8,467,920
    Marketing, including sales commissions         2,326,077         2,296,744
    General and administrative                     1,630,079         1,570,284
    Research and development                         379,801           989,413
    Restructuring                                       --             810,000
                                                ------------      ------------
    Total costs and expenses                      15,384,439        14,134,361
                                                ------------      ------------
Income (loss) from operations                      1,054,426        (1,141,582)

Other income                                          63,087           120,058
Interest expense                                     (72,863)          (99,480)
                                                ------------      ------------
Earnings (loss) before income taxes                1,044,650        (1,121,004)

Total taxes on income                                   --                --
                                                ------------      ------------
Net earnings (loss)                             $  1,044,650      $ (1,121,004)
                                                ============      ============
Earnings per share                              $        .25      $       (.28)
                                                ============      ============
Dividends per share                             $       --        $       --
                                                ============      ============

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               Nine Months Ended:
                        March 31, 1997 and March 31, 1996

                                                         1997           1996
                                                     -----------    -----------
Cash Flows From Operating Activities:
     Net income                                      $ 1,044,650    $(1,121,004)
     Adjustments to reconcile net income
       to net cash provided by
       operating activities:
         Depreciation and amortization of
           property, plant and equipment                 940,054      1,226,800
         Provision for losses on contracts                  --         (588,031)
         Amortization of intangibles                       3,518         25,477
         Loss on sale of equipment                          --          135,443
         Changes in:
           Receivables                                  (538,070)     2,017,203
           Refundable income taxes                       320,945           --
           Inventories                                (1,122,241)      (165,813)
           Prepaid expenses                               43,504        (80,607)
           Accounts payable                              769,974       (261,979)
           Accrued expenses                              106,028        333,351
           Customer advance payments                     902,627           --
           Other assets                                  (53,418)          --
                                                     -----------    -----------
             Net cash provided by
               operating activities                    2,417,571      1,520,840

Cash Flows From Investing Activities:
     Capital expenditures                               (664,917)      (636,121)
                                                     -----------    -----------
             Net cash provided (used in)
               investing activities                     (664,917)      (636,121)

Cash Flows From Financing Activities:
     Principal payments on long-term debt               (266,184)      (517,193)
     Net borrowings under revolving line
       of credit and overdrafts                             --           (4,631)
     Proceeds from issuance of common stock               22,750        400,738
                                                     -----------    -----------
             Net cash provided by (used in)
               financing activities                     (243,434)      (121,086)

             Net increase (decrease) in cash
               and cash equivalents                    1,509,220        763,633

Cash and cash equivalents at beginning of period       1,739,569      2,139,795
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 3,248,789    $ 2,903,428
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                      $    59,011    $    84,486
                                                     ===========    ===========
       Income taxes                                  $      --      $      --
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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the nine months ended March 31, 1997 and March 31, 1996.

The income tax rate for interim statement purposes is based on estimates of income and tax credits for the entire year.

NOTE 1:  Inventories

         Inventories at March 31, 1997 and June 30, 1996 are summarized as follows:

                                                    Mar. 31           June 30
                                                    -------           -------
           Raw materials                          $ 3,489,775       $ 3,027,700
           Work in process                          3,760,279         3,031,441
           Finished goods                           1,082,507         1,151,179
                                                  -----------         ---------
                                                  $ 8,332,561       $ 7,210,320
                                                  ===========       ===========

NOTE 2:  Property, Plant and Equipment

         Property, plant and equipment at March 31, 1997 and June 30, 1996 are shown in the following summary:

                                                    Mar. 31           June 30
                                                    -------           -------
           Land and land improvements             $ 1,362,050       $ 1,362,050
           Buildings and improvements               5,120,245         5,120,245
           Machinery and equipment                 23,108,500        22,443,583
                                                  -----------       -----------
                                                  $29,590,795       $28,925,878
                                                  ===========       ===========

NOTE 3:  Long-Term Debt

         Long-term debt at March 31, 1997 and June 30, 1996 is comprised of the following:

                                                    Mar. 31           June 30
                                                    -------           -------
           Term loan payable, due in
           semi-annual installments
           through May 1, 2000                      $  793,334       $     --

           75% of prime rate Industrial
           Development Revenue Bonds, due
           in semi-annual installments
           through May 1, 2000                            --            906,668

           Capitalized lease obligations                15,116          167,966
           Revolving line of credit                       --               --
                                                    ----------       ----------
                                                    $  808,450       $1,074,634

           Less Current Installments                   241,782          394,633
                                                    ----------       ----------
                                                    $  566,668       $  680,001
                                                    ==========       ==========

NOTE 4:  Per Share Data

         Per share data are based on a weighted average of 4,104,375 common shares issued and outstanding.

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

         Deferred tax assets and liabilities at March 31, 1997 and June 30, 1996 are summarized as follows:

                                                       Mar. 31        June 30
                                                    -----------     -----------
           Gross deferred tax assets                $ 2,053,110     $ 2,408,291
           Less valuation allowance                  (1,288,522)     (1,643,703)
                                                    -----------     -----------
           Net deferred tax assets                      764,588         764,588

           Gross deferred tax liabilities              (764,588)       (764,588)
                                                    -----------     -----------
           Net deferred taxes                       $         0     $         0

         The valuation allowance for the deferred tax assets as of March 31, 1997 and June 30, 1996 was $1,288,522 and $1,643,703, respectively. The net change in the total valuation allowance for the nine months ended March 31, 1997 was a decrease of $355,181. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 1997.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Results of operations for the third quarter and first nine months of fiscal 1997 were highlighted by continuing increases in sales of the Company's commercial products and a significant rise in net earnings. Net sales for the third quarter ended March 31, 1997 were $6,059,502, up 48% from sales of $4,101,685 for the same period in fiscal 1996, while net sales for the first nine months of fiscal 1997 were $16,438,865, up 27% over the first nine months of the previous year. The Company recorded net earnings of $464,733 for the third quarter of fiscal 1997, compared to a net loss of ($1,197,795) for the same quarter in fiscal 1996, while earnings for the first nine months of fiscal 1997 were $1,044,650, compared to a loss of ($1,121,004) for the same period in the previous year.

The following table sets forth the Company's net sales by product lines for the nine months ended March 31, 1997 and 1996.

                                                          Nine Months Ended
                                                           (in thousands)
                                                       Mar. 31         Mar. 31
                                                         1997            1996
                                                         ----            ----
      Electronic Warfare                               $ 5,761         $ 7,792
      Radar and Telecommunications                       6,127           3,928
      Wireless                                           4,551           1,273
                                                       -------         -------
                                                       $16,439         $12,993
                                                       =======         =======

Net sales historically associated with particular product lines may not be indicative of future trends because of the relative size of individual orders and changes in the Company's emphasis on specific product lines.

During the first nine months of fiscal 1997, sales of Wireless and Radar and Telecommunications products rose $3,278,000 and $2,200,000, respectively, compared to the first half of the previous year, while sales of Electronic Warfare products fell $2,032,000, resulting in the overall sales increase of $3,446,000, or 27%.

Sales of Wireless products, which are mainly components for use in building cellular base station equipment, rose $3,278,000 in the first nine months of fiscal 1997, a 258% increase over sales of $1,273,000 for the first nine months of fiscal 1996. The rise in sales in this product area is currently being driven by increased shipments of custom base station components being manufactured for Lucent Technologies, Inc., Motorola, Inc. and Nortel, Inc. under a number of production orders totaling over $4,000,000, received in the latter half of fiscal 1996 and the first half of fiscal 1997. Shipments under these contracts totaled over $2,600,000 in the first nine months of fiscal 1997, compared to less than $100,000 in the first nine months of the previous year. Additionally, sales of off-the-shelf surface mount catalog components rose approximately $500,000 in the first nine months of fiscal 1997, compared to the same period in fiscal 1996, as customer demand continues to increase for these products.

New order for Wireless products totaled approximately $4,050,000 during the first nine months of fiscal 1997, resulting in a firm backlog of $3,240,000 at March 31, 1997, compared to $3,735,000 at June 30, 1996, all of which is expected to ship in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998.

Through the first nine months of fiscal 1997, orders for new wireless products were running slightly behind shipment levels due to a delay in the receipt of a follow-on annual base station component order from Motorola, Inc. This order, which has an annual shipment value in excess of $4,100,000, was received in mid April 1997. It is the Company's intention to book this order at approximately 25% per quarter over the next twelve months as the customer's actual production requirements are realized.

Shipments of Radar and Telecommunication products, which consist of custom commercial multi-layer components such as butler matrices and beamforming networks for commercial telecommunication satellites, increased $2,200,000 to $6,127,000 in the first nine months of fiscal 1997 compared to $3,928,000 in the same period in the previous year. This substantial rise in shipments is attributed to sales of over $3,000,000 for contract engineering design work on two beamformer networks for commercial satellite applications for Space Systems Loral and Martin Marietta Overseas Corp. Shipments in the first nine months of fiscal 1997 included approximately $128,000 in billing for initial design work on these two programs.

Of the remaining $3,800,000 shipped in the first three quarters of fiscal 1996, approximately $2,600,000 represented initial product under the Iridium program and $960,000 represented remaining production for the Ground Based Radar program, both of which were being built for Raytheon Company. These two programs together accounted for approximately $2,300,000 in shipments in the first nine months of fiscal 1997, down approximately $1,360,000 from fiscal 1996 levels, as the Iridium program is in its final production phase and the Ground Based Radar program is in the spares supply phase.

New orders for Radar and Telecommunications products totaled over $15,870,000 in the first nine months of fiscal 1997. The largest of these orders was a firm fixed price contract for over $6,000,000 from Martin Marietta Overseas Corp. for the design and production of antenna beamforming networks for the Asia Cellular Satellite Systems (ACeS). The ACeS system is a space based cellular communications system, to serve Asia via two geosynchronous satellites. Firm backlog for this product line at March 31, 1997 was $13,824,000 up 223% from $4,125,000 at June 30, 1996. Of this amount approximately $3,100,000 is expected to ship during the remaining three months of fiscal 1997 and the remainder in fiscal 1998.

Sales of Electronic Warfare products fell $2,031,000 to $5,761,000 in the first nine months of fiscal 1997 compared to $7,792,000 in the same period of the previous year. Shipments in this business area, which include Digital Frequency Discriminators (DFD's), Digital RF Memories (DRFM's) ESM Receivers and Microwave Integrated Circuit Components (MIC's), have been steadily declining over the past three fiscal years due to the continuing decline in the overall worldwide defense market. The drop in sales in the first nine months of fiscal 1997 was spread over all the above mentioned product areas and was a result of the completion of one of the Company's remaining large DFD programs in fiscal 1996 and a general 25% decline in demand for off-the-shelf catalog military MIC's during the last quarter of fiscal 1996 and the first nine months of fiscal 1997.

New orders for Electronic Warfare products totaled approximately $6,905,000 in the first half of fiscal 1997 and firm backlog for this product area was $16,780,000 at March 31, 1997. Of this amount, $12,230,000 represented one order from the ASPJ Joint Venture Team of ITT Avionics and Northrop/Grumman for foreign sales of the Airborne Self Protection Jammer System. This order should serve to help stabilize sales in this business area when shipments begin in the last quarter of the current fiscal year.

Net earnings for the first nine months of fiscal 1997 were $1,044,650, compared to a net loss of ($1,121,004) for the first three quarters of fiscal 1996. The net loss for the prior year include a one time charge totalling $810,000 to recognize the cost of the divestiture of the Company's Electronic Warfare Simulator manufacturing operation in England and an operating loss of ($311,000). This improvement in earnings was a result of the 27% rise in revenues and was achieved despite a two percentage point decline in gross margins and a small increase in both marketing and general and administrative costs, due to a 62% decline and research and development costs as compared to the same period in fiscal 1996.

Gross margin on sales for the first six months of fiscal 1997 was 33% compared to 35% for the first nine months of fiscal 1996. This decline was a direct result of lower margins on initial product runs of Wireless custom components during the period due to excess scrap costs and significant rework costs incurred in repairing production units above normal experience levels during the first nine months of fiscal 1997. The Company expects that gross margins will improve during the remaining quarter of fiscal 1997 and in fiscal 1998.

Research and development expense was $380,000 for the first nine months of fiscal 1997, down $609,000 from $989,000 for the same period in fiscal 1996. This decline resulted from a significant increase in customer funded engineering design work in both the Electronic Warfare and Radar and Telecommunications groups during the period which consumed all available engineering resources in these groups. Customer funded design and development work in the first three quarters of fiscal 1997 represented approximately $4,900,000 in sales, a four-fold increase over engineering revenues of $1,130,000 in the first three quarters of fiscal 1996. Additionally, the Company is currently participating in a Technology Reinvestment Program through Raytheon Company, for the Advanced Research Project Agency of the United States Government. Under this project, the Company was reimbursed for approximately $202,000 of research and development costs incurred during the second and third quarters of fiscal 1997 for investigating the development of manufacturing processes for thin, multilayer (flat panel) antenna. This program is expected to run through the remainder of fiscal 1997 and all of fiscal 1998 at the rate of approximately $125,000 per quarter.

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

Marketing and general and administrative expenses, varied little in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996 as there was little change in personnel or support services between the two nine month periods. Presently, the Company expects that Marketing expense will rise with sales volume during the remainder of fiscal 1997 and into fiscal 1998 in order to meet the competitive demands of the Wireless marketplace, while general and administrative expense is expected to remain in the range of the first nine months levels and generally trend higher for the remainder of the current fiscal year and into fiscal 1998.

Interest expense fell 27% in the first nine months of fiscal 1997 compared to the same period in fiscal 1996. The decline in interest expense reflects the continuing reduction in long-term debt over the past year. During this same period, other income was down 57% due to lower investable cash balances during the current year compared to the previous fiscal year.

Consolidated income tax expense was $0 in the first six months of fiscal 1997 versus an expected tax expense of approximately $355,181 based on 34% of earnings before income taxes. The difference between the actual tax expense recognized in the financial statements and the expected tax calculated on net income was due to a decrease in the deferred tax asset valuation allowance required by the new tax accounting rules (FAS No. 109) adopted by the Company at the beginning of fiscal 1994. Under the new tax accounting rules the Company must assess the realizability of deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences become deductible. Management of the Company has considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment of the realizability of the deferred tax asset balances at March 31, 1997. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefit of these deductible differences, net of the existing valuation allowances at March 31, 1997.

Liquidity and Capital Resources

At March 31, 1997, the Company had net working capital of $14,094,000, which included $3,249,000 in cash and cash equivalents, compared to working capital of $12,914,000, which included cash and cash equivalents of $1,740,000, at June 30, 1996. Net cash surplus was $1,509,000 for the first three quarters of fiscal 1997 compared to a net cash surplus of $764,000 in the first nine months of fiscal 1996. Cash flow was positive in the first three quarters of fiscal 1997 due mainly to the growth in earnings and accounts payable, and the receipt of a $321,000 tax refund from the U.S. government and an increase in advance payments from customers of over $900,000 during the period.

During the remainder of fiscal 1997, the company's major cash requirements will be for additions to capital equipment and repayment of long-term debt. Capital equipment additions for the current year have been budgeted at $1,000,000 and, through the first nine months of fiscal 1997, approximately $665,000 has been expended, all of which was funded by cash generated from operations. Capital equipment additions for the remainder of fiscal 1997 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

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

Forward-looking Information

Statements contained in this Form 10-Q regarding fiscal 1997 and 1998, other than historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those projected.

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

Item 6.             Exhibits and Reports on Form 8-K

Item 6(a)           Exhibits

Exhibit No. 27      Financial Data Schedule for the nine month period ended
                    March 31, 1997.

Item 6(b)           Reports on Form 8K

The registrant was not required to file an 8-K during the current fiscal period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Anaren Microwave, Inc.
                                       -------------------------------------
                                       (Registrant)


Date:  May 6, 1997                     S/Hugh A. Hair
                                       -------------------------------------
                                       Chairman & Chief Executive Officer



Date:  May 6, 1997                     S/Joseph E. Porcello
                                       --------------------------------------
                                       Vice President of Finance & Controller

                                  Exhibit Index

Number                                Description
------                                -----------

27                   Financial Data Schedule for the nine month period ended
                     March 31, 1997.