Form 10-K
period 1997-06-30
ANAREN MICROWAVE INC
filed 1997-09-26
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 22, 1997 was approximately $94,648,000.

     The number of shares of Registrant's Common Stock outstanding on September 22, 1997 was 4,233,442.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for use in connection with its 1997 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Anaren Microwave, Inc. (hereinafter referred to as "Anaren" or "the Company") was incorporated in 1967 as Micronetics, Inc., a name that changed to Anaren Microwave, Inc. during 1967.

     Anaren designs, develops, manufactures and markets "RF" Radio Frequency, microwave components and subsystems for the wireless communications, satellite communications, and defense electronics markets. The Company utilizes advanced stripline manufacturing technology to produce components and subsystems for wireless infrastructure equipment, communications satellites, radar, radar warning receivers, and radar jammers. The Company's products are used in a wide array of both commercial and defense applications and vary significantly in terms of cost and complexity.

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

     To better serve its emerging commercial markets, the Company reorganized, during the first quarter of fiscal 1996 into three internal business groups. These business groups are Defense Electronics (formerly Electronic Warfare), Satellite Communications (formerly Radar and Telecommunications) and Wireless. Products in the Defense Electronics business group consist of the Company's line of military products, which include Digital Frequency Discriminators (DFD's), Digital RF Memories (DRFM's), ESM receivers and military Microwave Integrated Circuit components (MIC's). Satellite Communications products consist of signal distribution networks for phase array antennas and customized commercial multilayer components such as Butler Matrices and beamforming networks for commercial telecommunications satellites. Wireless products are microwave components and assemblies for use in building cellular base station equipment. These products are a forward evolution of the old military microwave components and are significantly smaller and lighter, while providing better performance.

     Each business groups is composed of an independent engineering and marketing/sales team whose purpose is to develop, market and deliver product to its customers. This action was taken to optimize responsiveness to customer needs and to provide extended fiscal accountability downward throughout the organization.

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

     Wireless

     The Company's wireless products utilize advanced multi-layer stripline technology and include microwave signal distribution components and subsystems, microwave signal switching networks and antenna feed networks that are used to split and combine microwave signals within wireless infrastructure systems. These products include both general use type products developed by the Company and custom assemblies developed for the applications of specific customers.

     As wireless technologies have moved higher in frequency for spectrum availability and increased in complexity to support the rapidly increasing demand for service, demand for Anaren's microwave design and manufacturing expertise has increased significantly. As a result of recently developed proprietary manufacturing techniques, Anaren is able to provide very competitively priced microwave components and assemblies in high volume, meeting the very challenging price and delivery demands of wireless infrastructure original equipment manufacturers (OEMs).

     Satellite Communications (formerly Radar and Telecommunications)

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

     Satellite antenna feed networks are microwave signal distribution networks comprised of passive signal splitters and combiners. These networks, traditionally large, complex, and heavy, are widely utilized in modern communications satellites to allow for multiple beams of differing sizes to be supported for a single antenna array. Anaren's proprietary stripline technology and expertise in designing these complex structures has allowed the Company to rapidly penetrate this growing market. These networks are utilized on the proposed Low Earth Orbiting (LEO) satellite wireless communications networks as well as geosynchronous communications satellites.

     Additionally, the Company produces signal distribution networks for land based phased array antennas. These devices are used to distribute a microwave signal to each element of a phased array antenna. Phased array antennas are being utilized increasingly for radar and communications applications in both commercial and defense applications.

     Defense Electronics (formerly Electronic Warfare)

     The Company produces a wide range of component products utilizing advanced stripline technology. These products include mixers, couplers, power dividers, pin attenuators, and correlators that are utilized in a variety of electronic warfare applications to perform various RF and microwave functions including signal distribution, signal measurement, and signal frequency conversion.

     The Company is a well known supplier of subsystem products including Digital Frequency Discriminators (DFD), Digital Radar Frequency Memory (DRFM), and other custom designed subsystems used in electronic warfare applications. These products are vertically integrated within the Company utilizing advanced stripline, Application Specific Integrated Circuits (ASIC), digital and signal processing technologies.

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

MARKETING AND CUSTOMERS

     The Company currently sells its Defense Electronics products to the United States and foreign governments through prime contractors and by utilizing independent sales representatives in both the United States and foreign countries. Satellite Communications products and Wireless products are sold to satellite and wireless infrastructure original equipment manufacturers through independent sales representatives in both the United States and foreign countries. The Company's business group managers and senior engineering personnel provide technical sales support. Anaren Microwave, Ltd., the Company's wholly-owned subsidiary in Waterlooville, England is responsible for marketing and sales in Europe.

     Anaren's principal customers are manufacturers of electronic equipment that is based on the transmission and reception of RF, microwave, and millimeter wave signals. The Company supplies a broad base of customers, both commercial and defense based, with a wide array of applications including cellular, personal communications systems and wireless local loop communications systems, Low Earth Orbiting (LEO) and geosynchronous satellite communications systems, radar, radar warning receivers, radar jamming, and electronic support measures systems.

     During the fiscal year ended June 30, 1997, approximately 16% of the Company's sales were attributable to contracts with prime contractors to numerous offices and agencies of the United States government. The Company had two customers who received shipments in excess of 10% of consolidated net sales. Approximately 14% of the Company's consolidated net sales resulted from shipments to Raytheon Company under several contracts, and 11% resulted from shipments to Motorola, Inc. under several contracts. No one other contract and no other customer accounted for more than 10% of consolidated net sales.

     During fiscal year 1997, sales to foreign customers, most of which were prime contractors to foreign governments, accounted for approximately 19% of the Company's consolidated net sales and included shipments to twenty-one countries. All the Company's contracts with foreign customers are payable in U.S. dollars. See note 13 to the consolidated financial statements for the sales to foreign customers for each of the last three fiscal years.

     Export sales of military reconnaissance systems must be approved by the United States Department of State. Any tightening of restrictions on the export of military hardware could adversely affect the Company's sales of defense electronics products to foreign customers.

     All of the Company's contracts with prime contractors to United States and foreign governmental departments or their agencies, as well as satellite communication and wireless infrastructure equipment customer contracts are fixed price contracts, some of which require delivery over time periods in excess of one year. With this type of contract, the Company agrees to deliver products at an agreed upon price except for costs incurred because of change orders issued by the customer. Some of these contracts contain provisions for escalation due to inflation incurred between the effective contract date and the delivery date, and some are subject to various statutes, regulations and provisions governing defense contracts. All of these contracts contain termination clauses which allow the customer to terminate the contract for convenience upon proper notice and payment of predetermined charges.

BACKLOG

     At June 30, 1997, the Company's backlog of orders was $32,827,000 as compared with $23,287,000 at June 30, 1996. All of the orders included in backlog are covered by signed contracts, most of which contain customary provisions permitting termination at any time at the customer's convenience upon the making of a termination payment to the Company.

     The Company's Defense Electronics products accounted for 57% and 66% of the backlog at June 30, 1997 and June 30, 1996, respectively; Satellite Communications products comprised approximately 37% of the backlog in 1997 and 18% of the backlog in 1996 and Wireless products amounted to 6% and 16% of the backlog at June 30, 1997 and June 30, 1996, respectively. Approximately 82% of the June 30, 1997 backlog is expected to be recognized as revenue during fiscal 1998.

MANUFACTURING AND ENGINEERING

     The Company's manufacturing operations are vertically integrated from the production of specialized hybrid circuits to the final assembly of complete subsystems, such as Digital RF Memories and antenna beamforming networks.

     The Company manufactures its products from standard components as well as from items which are manufactured by vendors to the Company's specifications. A majority of the Company's commercial and defense electronics assemblies and subsystem products contain multi-layer stripline technology which is designed and tested by the Company's engineers and technicians and is manufactured at the Company's own facilities.

     The Company utilizes skilled permanent and contract personnel in the manufacture of its products. Quality assurance checks are performed on purchased items, work in process, and finished products. Because of the complexity of the Company's products, final tests are performed on some products by highly skilled engineers and technicians.

     Most of the Company's contracts for assemblies and subsystems have required engineering efforts to modify existing Company products to meet a particular customer's specific technical and installation requirements.

COMPETITION

     The microwave component industry is highly competitive and the Company competes against many companies, both foreign and domestic, many of which are larger, have greater financial resources, and are better known than Anaren. The principal competitive factors in both the domestic and foreign markets are technical performance, reliability, ability to produce, on time delivery, and price. Based on a combination of these factors, the Company believes that it competes favorably in its markets. The Company's most important competitive attributes are its emphasis on technical superiority and its ability to produce in quantity to specific delivery schedules. Once a particular supplier's products have been selected for incorporation in a military radar or commercial satellite system, further competition by other vendors during the life cycle of the program typically becomes more limited. Commercial component products for wireless infrastructure are subject to continuous technological and price competition from other vendors.

     Major competitors include Amp, Inc., Lockheed Martin, Inc., S. T. Microwave, Inc., RF Power Inc., Mini Circuits Inc. and Filtronics, Inc. for Defense Electronics products; Merrimac Industries, Inc. and EMS, Inc. for Satellite Communications products; Merrimac Industries, Inc. and the in-house capabilities of the Company's major customers, such as Motorola, Inc., Raytheon Company, Hughes Space and Communications International, Inc. and Nortel, Inc., for wireless products.

RESEARCH, DEVELOPMENT AND NEW PRODUCTS

     The Company believes that its continued success depends in large part on its ability to develop new products and extend its technology to additional product applications. The Company's primary efforts in this regard are focused on development, design, engineering and implementation activities rather than pure research. Most of the Company's professional staff have been involved at various times and to varying degrees in these activities. Research and development expenses were approximately $540,000 in fiscal 1997, $1,185,000 in fiscal 1996 and $939,000 in fiscal 1995 and were funded solely from the Company's current operating budget.

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

SUPPLIERS

     The raw materials utilized in the Company's various product areas are equally accessible. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. The Company has one vendor from which the Company purchases approximately 10% of the Company's total raw material purchases, but the Company believes that substitute sources of supply are readily available for these and all other products purchased.

EFFECTS OF INFLATION

     The Company does not believe that its operations are materially effected by inflation. Contract prices for items deliverable over a period in excess of one year are normally indexed for inflation, thereby offsetting any increase in operating costs due to inflation.

EMPLOYEES

     As of June 30, 1997, the Company employed 217 persons full time. Of these employees, approximately 186 comprise the engineering and manufacturing staff, and approximately 31 are in management and support functions.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the Company's executive officers, their ages and their positions as of June 30, 1997. Each executive officer is elected for a term of one year at the reorganizational meeting of the board of directors following the annual shareholders meeting.

         Name                    Age                        Position
         ----                    ---                        --------
Hugh A. Hair                     62            Chairman &
                                               Chief Executive Officer, Director

Carl W. Gerst, Jr.               60            Vice Chairman, Chief
                                               Technical Officer, Treasurer

Lawrence A. Sala                 34            President, Director

Gert R. Thygesen                 42            Vice President Operations

Joseph E. Porcello               45            Vice President Finance

Stanley S. Slingerland           50            Vice President Human Resources

ITEM 2. PROPERTIES

     The Company's principal facility is a 105,000 square foot building located in East Syracuse, New York. The plant was constructed during fiscal 1981 and expanded during fiscal year 1985. This facility houses all of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering experimentation activities. The construction of this facility was originally financed through the issuance of Onondaga County Industrial Revenue Bonds in the original amount of $5,940,000 (see note 5 to the consolidated financial statements for information concerning encumbrances on the facility).

     Anaren Microwave, Ltd., the Company's wholly-owned subsidiary in the United Kingdom, leases a 20, 000 square foot facility in Frimley, England which previously housed the administrative, marketing, and manufacturing operations of that subsidiary prior to the Company's divestiture of its electronic warfare simulator manufacturing operation in March 1996. Annual rental cost of this facility is approximately $385,000 and the Company is presently subletting a portion of the facility for approximately $192,000 annually (see note 11 to the consolidated financial statements).

The foregoing facilities are regarded by management as adequate for the current and anticipated short-term future requirements of the Company's business.

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

     The following table sets forth the range of quarterly high and low sales prices on the NASDAQ Stock Market for the Company's common stock for the quarters indicated. Quotations represent prices between dealers and do not include retail mark-ups, mark- downs or commissions.

                     Fiscal 1996                          Fiscal 1997
                       Quarter                              Quarter
             1st     2nd      3rd     4th          1st   2nd     3rd       4th
High       8-1/2    8-3/8    7-1/4    8-3/4      7-5/8    8      9-1/8    14-1/4

Low        5-1/4     5-1/2   5-1/2    5-3/4      4-1/4    5      6-1/4    7-5/8

     The Company has approximately 610 security holders of record at September 23, 1997.

     The Company has never paid a cash dividend on its common stock and the Company's Board of Directors has not set a policy with regard to the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below have been derived from the Company's consolidated financial statements referred to under "Item 14. Exhibits, Financial Statements and Reports on Form 8-K" of this Annual Report on Form 10-K and on previously published historical financial statements not included herein.

     The selected financial data should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto referred to herein.


                                                                                      Selected Financial Data
                                                                                      -----------------------
                                                                                         Fiscal Year Ended
                                                                                         -----------------
                                                                   June 30,      June 30       July 1,      July 2,     June 26,
                                                                     1997         1996          1995         1994         1993
                                                                     ----         ----          ----         ----         ----
                                                                             (In thousands, except per share amounts)
Summary of Consolidated Statements of Operations:
Net Sales .....................................................    $ 24,227     $ 17,082      $ 17,996     $ 20,237     $ 26,996
                                                                   --------     --------      --------     --------     --------
Costs and Expenses:
     Costs of Sales ...........................................      16,243       11,147        13,081       14,415       19,306
     Marketing, Research and Development ......................       3,711        4,155         3,967        3,490        4,081
     General and Administrative ...............................       2,238        2,075         2,041        2,266        2,399
     Provision for losses on contracts ........................        --           --             300        1,570         --
     Restructuring Costs ......................................        --            810           360         --            452
                                                                   --------     --------      --------     --------     --------
         Total Costs and Expenses .............................      22,192       18,187        19,749       21,741       26,238
                                                                   --------     --------      --------     --------     --------
Operating Income (Loss) .......................................       2,035       (1,105)       (1,753)      (1,504)         758
Interest Expense ..............................................          94          123           213          271          434
Other Income, Primarily Interest ..............................        (114)        (148)         (164)        (298)        (134)
Income (Loss) before income taxes and
  cumulative effect of change in accounting
  principle ...................................................       2,055       (1,080)       (1,802)      (1,477)         458
Income tax Expense (benefit) ..................................        --           --            (330)        (115)         180
                                                                   --------     --------      --------     --------     --------
Income (loss) before cumulative effect
  of change in accounting principle ...........................       2,055       (1,080)       (1,472)      (1,362)         278
Cumulative effect of change in accounting
  for post-retirement benefits ................................        --           --            --           (995)        --
                                                                   --------     --------      --------     --------     --------
         Net Earnings (loss) ..................................    $  2,055     $ (1,080)     $ (1,472)    $ (2,357)    $    278
                                                                   ========     ========      ========     ========     ========
Earnings (loss) Per Common and
  Common Equivalent Share:
     Primary ..................................................    $    .50     $   (.27)     $   (.36)    $   (.53)    $    .06
                                                                   ========     ========      ========     ========     ========
     Assuming Full Dilution ...................................    $    .46     $   (.27)     $   (.36)    $   (.53)    $    .06
                                                                   ========     ========      ========     ========     ========
Shares Used in Computing Earnings (loss) Per
  Common and Common Equivalent Shares:
     Primary ..................................................       4,106        4,057         4,047        4,435        4,530
                                                                   ========     ========      ========     ========     ========
     Assuming Full Dilution ...................................       4,440        4,057         4,047        4,435        4,530
                                                                   ========     ========      ========     ========     ========

                                                                   June 30,      June 30       July 1,      July 2,     June 26,
                                                                     1997         1996          1995         1994         1993
                                                                     ----         ----          ----         ----         ----
                                                                                           (In Thousands)
Consolidated Balance Sheet Data:
Working Capital ...............................................    $ 15,043     $ 12,914      $ 13,258     $ 16,245     $ 17,592
Total Assets ..................................................    $ 25,973     $ 21,793      $ 23,365     $ 27,942     $ 28,470
Long-Term Debt (less current installments) ....................    $    453     $    680      $  1,052     $  1,760     $  2,482
Stockholders' Equity ..........................................    $ 20,327     $ 18,195      $ 18,824     $ 21,679     $ 24,098


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis reviews the Company's operating results for each of the three years in the period ended June 30, 1997, and its financial condition at June 30, 1997. This review should be read in conjunction with the accompanying consolidated financial statements, the related notes to the consolidated financial statements, and the other information provided in this annual report Form 10-K. Statements contained in management's discussion and analysis, other than historical facts, are forward looking statements which are qualified by the cautionary statement at the end of this discussion.

Results of Operations

     The following table sets forth the Company's net sales by product line for each of the years in the three year period ended June 30, 1997.

                                              Fiscal Year Ended
                                               (In Thousands)

                                June 30, 1997    June 30, 1996     July 1, 1995
                                -------------    -------------     ------------
 Defense Electronics                 $8,064           $9,343           $14,416
 Satellite Communications             8,518            5,642             3,239
 Wireless                             7,645            2,097               341
                                    -------          -------           -------
                                    $24,227          $17,082           $17,996
                                    =======          =======           =======

     New sales historically associated with particular product lines may not be indicative of future trends because of the relative size of individual orders and changes in the Company's emphasis on specific product lines. See "Business - Company Products" and "Business - Backlog."

     To better serve its emerging commercial markets, the Company reorganized, during the first quarter of fiscal 1996 into three internal business groups. These business groups are Defense Electronics (formerly Electronic Warfare), Satellite Communications (formerly Radar and Telecommunications) and Wireless. Products in the Defense Electronics business unit consist of the Company's line of military products, which include Digital Frequency Discriminators (DFD's), Digital RF Memories (DRFM's), ESM receivers and military Microwave Integrated Circuit components (MIC's). Satellite Communications products consist of signal distribution networks for phase array antennas and customized commercial multilayer components such as Butler matrices and beamforming networks for commercial telecommunication satellites. Wireless products are microwave components and assemblies for use in building wireless base station equipment. These products are a forward evolution of the military microwave components and are significantly smaller and lighter, while providing better performance.

     Each business group is composed of an independent engineering and marketing/sales team whose purpose is to develop, market and deliver product to its customers. This action was taken to optimize responsiveness to customer needs and to provide extended fiscal accountability downward throughout the organization.

Fiscal Year 1997 Compared to Fiscal Year 1996

     Consolidated results of operations for fiscal 1997 were highlighted by significant increases in sales of the Company's commercial products and the highest net earnings and backlog achieved by the Company in the past ten years. Net sales for fiscal 1997 were $24,227,000, up

42% from fiscal 1996 net sales of $17,082,000 and the Company recorded net earnings of $2,055,000 compared to a loss of $1,080,000 for the prior year.

     During fiscal 1997, sales in both the Company's commercial Satellite Communications group and Wireless group increased substantially over the prior year's levels, while during this same period, sales of the Defense Electronics group continued the decline seen over the past five years.

     Sales of Wireless products, which are mainly surface mount and custom components for use in building cellular base station equipment, increased $5,548,000 in fiscal 1997, a 265% rise over sales of $2,097,000 in fiscal 1996.
The rise in sales in this product group is currently being fueled by significant increases in shipments of custom base station components being built for Lucent Technologies, Inc., Motorola, Inc. and Nortel, Inc. under a number of continuing contracts with a projected current annual shipment value of over $9,000,000. Shipments under these contracts totaled over $4,600,000 in fiscal 1997, compared to less than $200,000 in the previous fiscal year. Additionally, shipments of off-the-shelf surface mount catalog components, which are used mainly in the construction of cellular base station amplifiers, rose 80% in fiscal 1997 compared to fiscal 1996, as amplifier manufacturers' demands continue to increase for these products.

     New orders for Wireless products totaled approximately $6,200,000 during fiscal 1997, resulting in a firm backlog of $2,060,000 at June 30, 1997, all of which is expected to ship in the first quarter of fiscal 1998.

     It is typical procedure for the Company's large base station manufacturing customers to negotiate an annual blanket contract for price and delivery using an estimated expected annual demand for a particular product. These manufacturers then provide the Company with a firm purchase order for the products required on a quarterly, monthly or weekly basis. It has been the Company's internal policy to only book orders for the Wireless group upon receipt of these short-term firm purchase orders. In July 1997, the first quarter of fiscal 1998, the Company recorded firm orders for the Wireless group totaling over $3,400,000, all of which is scheduled to ship in the first half of fiscal 1998.

     Sales of Satellite Communications products, which consist of custom multi-layer components such as butler matrices and beamforming networks for commercial telecommunications and military communications satellites, rose $2,876,000 or 51% in fiscal 1997 compared to fiscal 1996. This substantial rise in shipments is attributed to sales of over $3,800,000 for contract engineering design work on two beamformers for commercial satellite applications for Space Systems Loral, Inc. and Martin Marietta Overseas Corp. Sales in fiscal 1996 included approximately $690,000 in billings for initial design work on these two programs.

     Of the remaining $4,700,000 shipped by this group in fiscal 1997, approximately $3,200,000 represented production under the final phase of the $6,000,000 Iridium program and spares production for the Ground Based Radar military program, both of which are being built for Raytheon Company. These two programs amounted to over $4,500,000 in sales in fiscal 1996.

     New orders for the Satellite Communications group amounted to $16,545,000 in fiscal 1997 compared to $2,850,000 in the previous fiscal year. The two largest of these orders were a firm fixed price contract for over $6,000,000 from Martin Marietta Overseas Corp. for the design and production of antenna beamforming networks for the Asia Cellular Satellite System (ACeS) and a $3,800,000 contract from Hughes Space and Communications International, Inc. for the manufacture of microwave signal distribution networks for the ICO system. The ACeS system is a space based cellular communications system, to serve Asia via two geosynchronous satellites, while the Hughes ICO program is a medium earth orbit constellation of 12 satellites to provide world-wide cellular telephone service starting in 1999.

     Firm backlog for this group was $12,121,000 at June 30, 1997, up 193% over firm backlog of $4,125,000 at June 30, 1996. Of this amount, approximately $10,000,000 is expected to ship in fiscal 1998 and the remainder in fiscal 1999.

     Sales of Defense Electronics products fell $1,279,000 to $8,064,000 in fiscal 1997 compared to $9,343,000 in the previous year. Shipments in this business area, which include Digital Frequency Discriminators (DFD's), Digital RF Memories (DRFM's), ESM Receivers and Microwave Integrated Circuit Components (MIC's), have been declining over the past three years due to the continuing decline in the overall worldwide defense market. The drop in sales in fiscal 1997 was spread over all the above mentioned product areas in the Defense Electronics group and was a result of the completion of one of the Company's remaining large DFD programs in fiscal 1996 and a general 25% decline in demand for off-the-shelf catalog military MIC's during the last quarter of fiscal 1996 and continuing in fiscal 1997.

     New orders for Defense Electronics products totaled approximately $11,047,000 in fiscal 1997 and firm backlog for this product area was $18,646,000 at June 30, 1997. Of this backlog amount, $12,140,000 represented two orders from the ASPJ Joint Venture Team of ITT Avionics Division of I.T.T. Industries and Northrop Grumman Corp. for foreign sales of the Airborne Self Protection Jammer System. These orders should serve to help stabilize sales in this business area when shipments begin in the first quarter of fiscal 1998.

     Approximately $13,760,000 of the firm backlog of $18,646,000 at June 30, 1997 is expected to ship in fiscal 1998 and the remainder in fiscal 1999.

     Net earnings for fiscal 1997 were $2,055,102, compared to a net loss of $(1,080,069) for fiscal 1996. The net loss for the prior year included a one time charge totaling $810,000 to recognize the cost of the divestiture of the Company's Electronic Warfare Simulator manufacturing operation in England. This improvement in earnings was a result of the 42% rise in revenues and was achieved despite a two percentage point decline in gross margins and small increase in both marketing and general and administrative costs.

     Gross margin on sales for fiscal 1997 was 33% compared to 35% for fiscal 1996. This decline was a direct result of lower margins on initial product runs of Wireless custom components during the period due to excess scrap costs and rework costs incurred in repairing production units above normal experience levels in fiscal 1997. The Company expects that gross margins will improve in fiscal 1998 with higher production rates and increased experience with high volume production products.

     Research and development expense was $540,000 for fiscal 1997, down $645,000 from $1,185,000 for fiscal 1996. This decline resulted from a significant increase in customer funded engineering design work in both the Defense Electronics and Satellite Communications groups during the period which consumed all available engineering resources in these groups. Customer funded design and development work in fiscal 1997 represented approximately $6,200,000 in sales, a three fold increase over engineering revenues of $2,030,000 in fiscal 1996. Additionally, the Company is currently participating in a Technology Reinvestment Program through Raytheon Company, for the Advanced Research Project Agency of the United States Government. Under this project, the Company was reimbursed for approximately $339,000 of research and development costs incurred during fiscal 1997 for investigating the development of manufacturing processes for thin, multilayer millimeter wave signal distribution networks. This program is expected to run through all of fiscal 1998 at the rate of approximately $125,000 per quarter.

     Current internal research and development efforts are being targeted on adapting existing Company technologies to produce new Satellite and Wireless products which fit specific customers' requirements. Future research and development expenditures are expected to rise with increasing sales volume and to fluctuate based on identified market opportunities, customer funding for custom engineering development projects and the level of government supported research development projects.

     Marketing expense rose 7% in fiscal 1997 compared to fiscal 1996. This increase was caused mainly by additions to marketing personnel in Europe to better serve the Company's emerging commercial markets in that part of the world, a rise in commission expense due to the a 42% increase in sales and a 23% increase in advertising expenditures targeted mainly for the Company's wide variety of new commercial Wireless products. Marketing expense is expected to rise in fiscal 1998 as the Company intends to expand its sales force and advertising program to further penetrate the wireless base station equipment market.

     General and administrative expense rose 8%, or $162,000, in fiscal 1997 compared to the prior year. Approximately half of this increase was attributable to normal increases in payroll costs for existing personnel, while the remaining increase represents a small increase in personnel, as well as minor increases in professional services and shareholders expense. General and administrative expenses are expected to increase modestly in fiscal 1998 as the general level of Company business continues to rise.

     Interest expense fell 23% in fiscal 1997 compared to fiscal 1996. The decline in interest expense reflects the continuing reduction in long-term debt over the past year. During this same period, other income was down 23% due to lower investable cash balances during the current year compared to the previous fiscal year.

     Consolidated income tax expense was $0 in fiscal 1997 versus an expected tax expense of approximately $699,000 based on 34% of income before income taxes. The difference between the actual tax expense recognized in the financial statements and the expected tax calculated on net income was due to the utilization of net operating loss carry forwards and to a decrease in the deferred tax asset valuation allowance. Under tax accounting rules the company must assess the realizability of deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences become deductible. Management of the Company has considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment of the realizability of the deferred tax asset balances at June 30, 1997. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefit of these deductible differences, net of the existing valuation allowances, at June 30, 1997.

     The Company adopted Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation (Statement 123), beginning with the Company's first quarter of fiscal 1997. Upon adoption of Statement 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by Statement 123 has been applied in measuring compensation expense. (See Note 6 of Notes to the Consolidated Financial Statements.)

Fiscal Year 1996 Compared to Fiscal Year 1995

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

     During the year ended June 30, 1996, sales in the Satellite Communications group rose $2,400,000, or 74% over fiscal 1995 levels, while shipments for the Company's new Wireless group rose $1,750,000 to $2,100,000 compared to only $340,000 in fiscal 1995. During this same period sales of Defense Electronics products fell approximately $5,100,000 compared to the previous fiscal year, resulting in an overall sales decline of $900,000 in fiscal 1996.

     Sales of Satellite Communications products, which consist of customized commercial multilayer components such as Butler matrices and beamforming networks for commercial satellites, increased $2,400,000 to $5,640,000 in fiscal 1996 compared to approximately $3,240,000 in fiscal 1995. This increase is attributable to over $980,000 in shipments in fiscal 1996 under the Army Ground Based Radar program (GBR) and over $3,550,000 in shipments of satellite beamforming networks under a $6,000,000 production contract with Raytheon Company for the Iridium project. These two programs accounted for approximately $2,500,000 in shipments in fiscal 1995.

     New orders for Satellite Communications products total $2,850,000 during fiscal 1996 and included initial engineering funding for development of antenna beamforming networks for satellite telecommunications systems being developed by TRW, Inc.; Martin Marietta Overseas Corp. and Space Systems Loral, Inc. At June 30, 1996 firm backlog for Satellite Communications products was $4,125,000.

     Sales of Wireless products, which consist of components for use in building cellular base station equipment, rose from $340,000 in fiscal 1995 to almost $2,100,000 in fiscal 1996. These sales consisted mainly of catalog microwave components and pilot production runs of custom components for base station equipment manufacturers.

     The Wireless business unit received significant initial production orders totaling over $3,000,000 from Nortel, Inc. and Motorola, Inc. during fiscal 1996 for custom base station components. These orders began initial low level production runs in the latter part of the fourth quarter of fiscal 1996 and reached full production at the end of the second quarter of fiscal 1997. Firm backlog for Wireless products was approximately $3,735,000 at June 30, 1996.

     Sales of Defense Electronics products fell $5,100,000 to $9,343,000 in fiscal 1996, compared to sales of approximately $14,400,000 in fiscal 1995. Shipments in this business area, which include Digital Frequency Discriminators (DFD's), Digital RF Memories (DRFM's), ESM Receivers, Military Simulators and Microwave Integrated Circuit components (MIC's) have been steadily declining over the past three fiscal years due to the decline in the overall worldwide defense market. The drop in sales in fiscal 1996 was spread over all of the above mentioned product areas, except for MIC's and DRFM's due to the completion of a number of large DFD programs in the latter part of fiscal 1994 and early fiscal 1995, and a drop off in new orders for ESM receivers in fiscal 1995.

     During fiscal 1996, the Company received a number of new orders in the Defense Electronics business area totaling over $18,400,000. The most significant of these was from the ASPJ Joint Venture Team of I.T.T. Avionics Division of I.T.T. Industries and Northrop Grumman Corp. for foreign sales of the Airborne Self Protection Jammer. Firm backlog in this product area at June 30, 1996 was $15,427,000.

     During 1996, the Company booked new orders totaling approximately $26,700,000 compared to new orders of approximately $15,100,000 for all of fiscal 1995. Firm backlog for all business lines as of June 30, 1996 stood at $23,287,000 a 69% increase over firm backlog of $13,800,000 at the end of fiscal 1995.

     The loss for fiscal 1996 was $1,080,069 compared to a loss of $1,471,682 for fiscal 1995. The 1996 fiscal year loss consisted of a $270,000 operating loss caused by the low level of sales and margins at the Company's European subsidiary and an $810,000 non-recurring restructuring charge against earnings recorded in the third quarter required to recognize the divestiture of the Company's Electronic Warfare (EW) Simulator manufacturing operation in the United Kingdom.

     This restructuring charge, which included provisions for the write-down of EW Simulator assets to realizable value, legal and professional fees and costs to complete an existing EW Simulator contract in excess of expected revenue, reduced earnings for both the three months ended March 31, 1996 and the year end June 30, 1996. These actions were necessitated by the severe down sizing of the military budgets in Europe which resulted in a substantial reduction in new orders for EW simulators during the past two years and has resulted in ongoing losses from operations at Anaren Microwave, Ltd. including a $686,000 operating loss for fiscal 1996. This divestiture allowed the Company to focus its efforts on its growing domestic operations.

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

     Additionally, during fiscal 1996, approximately $588,000 of costs incurred in building products for shipment during this period were charged against the allowance for contract losses established in fiscal 1994 and 1995. These expenses represent cost overruns incurred on products shipped in the first three quarters of fiscal 1996 which had previously been identified and provided for when the allowance was established.

     Research and development expense was $1,185,000 for fiscal 1996, up 26% from $939,000 for the same period in fiscal 1995. This increase represented the continuing rise in the prototype development efforts for the Company's new Wireless commercial product line. Development efforts were being targeted on adapting existing Company technologies to produce new wireless component products which fit a specific customer's requirements.

     Marketing expense fell 2% in fiscal 1996 compared to the previous fiscal year. This decrease was due mainly to the reassignment of marketing personnel to other functions within the company due to the business group realignment undertaken in the first quarter of the current year.

     General and administrative expenses rose 1.6% in fiscal 1996 compared to fiscal 1995. This increase represented normal period to period fluctuation in expenditures. Fiscal 1996 levels of general and administrative spending reflect the same level or lower of that experienced by the Company in fiscal 1995.

     Interest expense fell 42% in fiscal 1996 compared to the same period in fiscal 1995. The decline in interest expense reflects the reduction in long-term debt over the year. During this same period, other income fell 10% due to lower investable cash balances during fiscal 1996 compared to fiscal 1995.

     Consolidated income tax expense was $0 in fiscal 1996 versus an expected tax benefit of approximately $(367,000) based on 34% of the loss before income taxes. The primary difference between the actual tax expense recognized in the financial statements and the expected tax benefit calculated on the loss incurred was due to the Company's equity in the operating loss of its English subsidiary which is not subject to U.S. taxation and offset by a decrease in the deferred tax asset valuation allowance. Under the new tax accounting rules the Company must assess the realizability of deferred tax assets, considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences become deductible. Management of the Company has considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment of the realizability of the deferred tax asset balances at June 30, 1996.

Liquidity and Capital Resources

     At June 30, 1997, the Company had net working capital of $15,043,000, which included $3,807,000 in cash and cash equivalents, compared to working capital of $12,914,000 which included cash and cash equivalents of $1,740,000 at June 30, 1996. Net cash surplus was $2,067,000 for fiscal 1997 compared to a net cash usage of $400,000 in fiscal 1996. Cash flow was positive in fiscal 1997 due to the growth in earnings and accounts payable, the receipt of a $321,000 tax refund from the U.S. government and an increase in advance payments from customers of over $750,000 during the period.

     Long-term liabilities, which consist of the Company's unfunded liability for post-retirement health care costs, long-term debt in the form of a term loan and deferred income taxes, decreased $119,000 and $309,000 in fiscal 1997 and 1996, respectively. The decline in both fiscal years 1997 and 1996 represents scheduled repayment of debt as the Company, presently, has no plans to fund the long-term liability recognized for post-retirement healthcare costs. No new long-term debt, other than the transfer of its term loan to its new bank, was taken on during this two year period as the Company's cash balances were more than adequate to fund both long- and short-term cash needs.

     Capital equipment additions in fiscal 1997 amounted to $1,154,000 and consisted primarily of equipment needed to further automate production for the Company's new Wireless and Satellite Communications products as well as test and production equipment required to produce Defense Electronics products for the initial production of the ASPJ program in the first quarter of fiscal 1998. The additions were funded entirely by cash generated by operations. Capital equipment expenditures for fiscal 1998 have been budgeted at approximately $1,500,000 and will consist, primarily, of additional automated high volume production equipment to further expand production capacity for the new Wireless products. These additions will continue to be funded by cash generated from operations and currently existing cash balances as management believes that these cash resources will be adequate to meet these financing needs.

     In fiscal 1994, the Company obtained a revolving line of credit with a bank which provided for principal drawings of up to $3,500,000. This credit agreement carried interest on outstanding borrowings at the prime rate plus 3/4% and was secured by all assets of the Company which were not otherwise pledged under other agreements. This credit facility expired at December 31, 1994. In October 1996, the Company signed an agreement for a new credit facility with a bank providing for a $3,000,000 working capital revolving line of credit bearing interest at prime plus 1% maturing on November 30, 1998, and a $907,000 term loan payable in semi-annual installments of $113,333 through May, 2000, bearing interest at prime plus 1.25%. The proceeds of the term loan were used to refinance the existing Onondaga County Industrial Development Agency Revenue bonds of the Company, while the revolving credit facility will be used to supplement short-term working capital needs brought about by the expected growth in production and sales volumes. Borrowings under the new credit facility are secured by substantially all the assets of the Company. The terms of the credit facility require the Company to maintain a minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio, as defined in the respective agreements. The Company was in compliance with all restrictions and covenants at June 30, 1997.

     The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flow from operations and funds available under its credit facilities.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standard No. 128, Earnings Per Share (Statement 128), was issued in February 1997. Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share. Adoption of Statement 128 will be required for the Company beginning in the second quarter of fiscal 1998. Adoption of Statement 128 is not expected to have a material effect on the Company's operating results.

Additionally, Statement of Financial Accounting Standard No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement 131) was issued in 1997. Statement 131 establishes standards for the reporting of information about operating segments and related disclosures about products and services, geographic areas, and major customers. Adoption of Statement 131 will be required in fiscal 1999 and require interim disclosures beginning in fiscal 2000. Adoption of Statement 131 is not expected to have a material effect on the Company's financial statement disclosures.

Forward Looking Cautionary Statement

     In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this annual report on Form 10-K includes comments by the Company's management about future performance. Because these statements are forward-looking statements, management's forecast involve risks and uncertainties and actual results could differ materially from those predicted in the forward looking statements. Among the factors that could cause actual results to differ materially are the following: general market conditions, including demand for the Company's products, manufacturing capacity and the ability to "ramp" to meet anticipated demand, fluctuations yield, availability of third party supplier parts at reasonable prices, availability of financial resources to fund anticipated growth, ability to maintain sole supplier positions with certain defense sectors, successful adaptation of existing Company technologies to produce new products which meet specific customer requirements, price pressures, the level of world-wide spending on military defense products, growth of cellular telephone and satellite communication systems, acceptance of new products, and actual orders compared to annual blanket contracts from wireless customers.

     Management believes that the Company has the products, human resources, facilities, and financial resources to continue its growth, but future revenues, margins and profits are all influenced by a number of risk factors, including, but not limited to, those discussed above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules called for by this item are submitted under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" which information is incorporated herein by reference.

     The unaudited supplementary financial information required by this item is contained in note 4 to the consolidated financial statements which have been submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information required by this item, other than executive officers which appears in Part I hereof, is contained in the Registrant's proxy statement to be filed with respect to the 1997 Annual Meeting of Shareholders and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is contained in the Registrant's proxy statement to be filed with respect to the 1997 Annual Meeting of Shareholders and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the Registrant's proxy statement to be filed with respect to the 1997 Annual Meeting of Shareholders and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is contained in the Registrant's proxy statement to be filed with respect to the 1997 Annual Meeting of Shareholders and is incorporated by reference herein.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            Page
                                                                            ----
(a)  1. and 2.   Financial Statements and Schedules:

                 Reference is made to the List of Financial
                 Statements hereinafter contained ..........................  23

     3.          Exhibits:

                 Reference is made to the List of Schedules
                 hereinafter contained .....................................  23

(b)  Current Reports on Form 8-K:

     No Current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended June 30, 1997.

(c)  Exhibits:

     Reference is made to the List of Exhibits hereinafter contained .......  43

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Anaren Microwave, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Anaren Microwave, Inc.


                                    S/Hugh A. Hair
                                      ------------------------------------
                                      Chief Executive Officer

                                    S/Carl W. Gerst, Jr.
                                      ------------------------------------
                                      Treasurer

                                    S/Joseph E. Porcello
                                      ------------------------------------
                                      Vice President of Finance/Controller

Date:  September 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


S/Lawrence A. Sala                    S/Abraham Manber
------------------                    ----------------
Director                              Director


S/Dale F. Eck                         S/Herbert I. Corkin
-------------                         -------------------
Director                              Director

Date:  September 26, 1997

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


Consolidated Financial Statements:

     Independent Auditors' Report

     Consolidated Balance Sheets as of June 30, 1997 and 1996

     Consolidated  Statements of  Operations  for the Years ended June 30, 1997,
        June 30, 1996, and July 1, 1995

     Consolidated  Statements of  Stockholders'  Equity for the Years ended June
        30, 1997, June 30, 1996, and July 1, 1995

     Consolidated  Statements  of Cash Flows for the Years ended June 30,  1997,
        June 30, 1996, and July 1, 1995

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren Microwave, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.



Syracuse, New York
August 14, 1997

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 1997 and 1996

                    Assets                                 1997          1996
                                                           ----          ----
Current assets:
     Cash and cash equivalents                         $ 3,807,004     1,739,569
     Receivables, less allowance for bad debts of
        $13,000 in 1997 and 1996                         6,717,106     5,167,996
     Refundable income taxes                                  --         320,945
     Inventories (note 2)                                7,736,007     7,210,320
     Prepaid expenses                                      197,152       255,723
     Deferred income taxes (note 9)                        532,054          --
                                                       -----------   -----------
                Total current assets                    18,989,323    14,694,553
Net property, plant and equipment (note 3)               6,969,301     7,054,870
Other assets, net                                           13,919        43,793
                                                       -----------   -----------
                                                       $25,972,543    21,793,216
                                                       ===========   ===========

        Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term debt (note 5)       228,723       394,633
     Accounts payable                                    1,500,863       663,848
     Income taxes payable                                  493,553          --
     Accrued expenses (note 4)                             719,416       471,665
     Customer advance payments                           1,003,539       250,000
                                                       -----------   -----------
                Total current liabilities                3,946,094     1,780,146

Postretirement benefit obligation (note 8)               1,181,276     1,138,215
Long-term debt, less current installments (note 5)         453,335       680,001
Deferred income taxes (note 9)                              64,508          --
                                                       -----------   -----------
                Total liabilities                        5,645,213     3,598,362
                                                       -----------   -----------
Stockholders' equity:
     Common stock of $.01 par value
        Authorized 12,000,000 shares;
        issued 5,012,116 and 4,992,116
        shares in 1997 and 1996, respectively               50,121        49,921
     Additional paid-in capital                         15,584,262    15,507,088
     Retained earnings                                   6,705,024     4,649,922
                                                       -----------   -----------
                                                        22,339,407    20,206,931
     Less cost of 892,274 treasury shares
        in 1997 and 1996                                 2,012,077     2,012,077
                                                       -----------   -----------
                Total stockholders' equity              20,327,330    18,194,854
                                                       -----------   -----------
Commitments and concentrations (notes 11 and 12)
                                                       $25,972,543    21,793,216
                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

           Years ended June 30, 1997, June 30, 1996, and July 1, 1995


                                          1997          1996          1995
                                          ----          ----          ----

Net sales                             $ 24,226,792    17,081,901    17,995,752
                                      ------------  ------------  ------------

Costs and expenses:
  Cost of sales                         16,242,884    11,146,510    13,081,115
  Marketing                              3,170,373     2,969,726     3,027,667
  Research and development                 540,189     1,185,168       938,927
  General and administrative             2,237,876     2,075,461     2,041,097
  Provision for losses on contracts           --            --         300,000
  Restructuring (note 10)                     --         810,000       360,000
                                      ------------  ------------  ------------
        Total costs and expenses        22,191,322    18,186,865    19,748,806
                                      ------------  ------------  ------------
        Operating income (loss)          2,035,470    (1,104,964)   (1,753,054)
                                      ------------  ------------  ------------
Other income (expense):
  Interest expense                         (94,086)     (122,759)     (212,588)
  Other, primarily interest income         113,718       147,654       163,960
                                      ------------  ------------  ------------
        Total other income (expense)        19,632        24,895       (48,628)
                                      ------------  ------------  ------------
Income (loss) before income taxes        2,055,102    (1,080,069)   (1,801,682)
Income tax benefit (note 9)                   --            --        (330,000)
                                      ------------  ------------  ------------
        Net income (loss)             $  2,055,102    (1,080,069)   (1,471,682)
                                      ============  ============  ============
Earnings (loss) per common and
  common equivalent share:
     Primary                          $        .50          (.27)         (.36)
                                      ============  ============  ============
     Assuming full dilution           $        .46          (.27)         (.36)
                                      ============  ============  ============
Shares used in computing earnings
  (loss) per common and common
  equivalent share:
     Primary                             4,106,245     4,057,300     4,046,729
                                      ============  ============  ============
     Assuming full dilution              4,439,632     4,057,300     4,046,729
                                      ============  ============  ============

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

           Years ended June 30, 1997, June 30, 1996, and July 1, 1995


                                           Common Stock           Additional                     Treasury Stock           Total
                                        -------------------        Paid-in      Retained       -------------------    Stockholders'
                                        Shares       Amount        Capital      Earnings       Shares       Amount       Equity
                                        ------       ------       ---------     --------       ------       ------       -------

Balance at July 1, 1995               4,850,016   $    48,500    15,057,521     5,729,991       892,274   $(2,012,077)   18,823,935

 Net loss                                  --            --            --      (1,080,069)         --            --      (1,080,069)

 Stock options exercised (note 6)       142,100         1,421       449,567          --            --            --         450,988
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at June 30, 1996              4,992,116        49,921    15,507,088     4,649,922       892,274    (2,012,077)   18,194,854

 Net income                                --            --            --       2,055,102          --            --       2,055,102

 Stock options exercised (note 6)        20,000           200        77,174          --            --            --          77,374
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at June 30, 1997              5,012,116   $    50,121    15,584,262     6,705,024       892,274   $(2,012,077)   20,327,330
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

           Years ended June 30, 1997, June 30, 1996, and July 1, 1995

                                                            1997           1996            1995
                                                            ----           ----            ----
Cash flows from operating activities:
     Net income (loss)                                  $ 2,055,102     (1,080,069)    (1,471,682)
     Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
           Depreciation and amortization                  1,239,864      1,564,466      1,722,686
           Deferred income taxes                           (467,546)          --             --
           Net loss on disposition of Anaren
               Microwave, Ltd. net assets                      --          810,000           --
           Changes in operating assets and
               liabilities, exclusive of disposition
               of Anaren Microwave, Ltd. net assets:
                   Provision for losses on contracts           --         (588,031)      (981,969)
                   Receivables                           (1,549,110)       944,544        947,587
                   Refundable income taxes                  320,945          9,055       (228,810)
                   Inventories                             (525,687)      (748,111)     1,870,386
                   Prepaid expenses                          58,571        (20,676)        55,884
                   Other assets                              29,874         33,969         88,547
                   Accounts payable                         837,015        (41,253)       168,647
                   Income taxes payable                     493,553           --             --
                   Accrued expenses                         247,751       (219,407)       119,120
                   Customer advance payments                753,539        250,000           --
                   Postretirement benefit obligation         43,061         62,381         61,838
                                                        -----------    -----------    -----------
           Net cash provided by operating
              activities                                  3,536,932        976,868      2,352,234
                                                        -----------    -----------    -----------
Net cash used in investing activities
     - capital expenditures                              (1,154,295)    (1,138,571)    (1,296,587)
                                                        -----------    -----------    -----------
Cash flows from financing activities:
     Proceeds from long-term debt                           906,667           --             --
     Principal payments on long-term debt                (1,299,243)      (689,511)      (725,526)
     Net repayments under revolving line of credit             --             --         (363,352)
     Proceeds from the issuance of common stock              77,374        450,988         75,787
     Purchase of treasury stock                                --             --       (1,459,278)
                                                        -----------    -----------    -----------
           Net cash used in financing activities           (315,202)      (238,523)    (2,472,369)
                                                        -----------    -----------    -----------
           Net increase (decrease) in cash and
              cash equivalents                            2,067,435       (400,226)    (1,416,722)

Cash and cash equivalents at beginning of year            1,739,569      2,139,795      3,556,517
                                                        -----------    -----------    -----------

Cash and cash equivalents at end of year                $ 3,807,004      1,739,569      2,139,795
                                                        ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 June 30, 1997, June 30, 1996, and July 1, 1995

(1) Summary of Significant Accounting Policies

     (a) Principles of Consolidation

         The consolidated  financial  statements  include the accounts of Anaren
           Microwave, Inc. and its wholly-owned subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated in consolidation. In fiscal 1996, the Company changed its financial reporting period to a calendar month end.

     (b) Operations

         The Company is engaged in the design, development and manufacture of microwave signal processing devices which receive and analyze radar signals and other microwave transmissions. Its primary products include devices and systems used in the wireless communications market, the satellite communications market, and defense electronics market.

         Anaren Microwave, Ltd., a wholly-owned subsidiary, is incorporated in England. As discussed in note 10, during fiscal 1996, the Company disposed of substantially all of the net assets of Anaren Microwave, Ltd. and discontinued its manufacturing operations. Currently, the Company continues to maintain its marketing function in England to serve the European marketplace.

     (c) Sales Recognition

         The Company recognizes sales at the time products are shipped to its customers. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     (d) Cash Equivalents

         Cash  equivalents  of  $3,776,312  and  $1,383,021 at June 30, 1997 and
           1996, respectively, consist of certificates of deposit and money market instruments having maturities of three months or less. Cash equivalents are stated at cost which approximates fair value.

     (e) Inventories

         Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

     (f) Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation of land improvements and buildings is calculated by the straight-line method over an estimated service life of 25 years. Machinery and equipment are depreciated primarily by the straight-line method based on estimated useful lives of 5 to 10 years.


                                       29                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, Continued

     (g) Earnings Per Share

         Earnings per common and common equivalent share are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock pursuant to the treasury stock method, unless the results would be anti-dilutive or not material. Common equivalent shares consist of outstanding stock options.

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

     (i) Research and Development Costs

         Research and development costs are charged to expense as incurred.  The
           Company receives fees under a technology development contract and such fees are recorded as a reduction of research and development costs as work is performed pursuant to the related contract and as defined milestones are attained. In fiscal 1997, the Company recognized product development fees of $338,939 under the contract, which were netted with research and development costs. Prior to fiscal 1997, the Company did not engage in technology development contracts.

     (j) Income Taxes

         The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates.

     (k) Financial Instruments

         The Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and long-term debt, are stated at cost which approximates their fair values at June 30, 1997 and 1996.

     (l) Stock-based Compensation

         The Company adopted Statement of Financial Accounting Standard No. 123,
           Accounting for Stock-based Compensation (Statement 123), beginning with the Company's first quarter of fiscal 1997. Upon adoption of Statement 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by Statement 123 has been applied in measuring compensation expense.

                                        30                           (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies, Continued

     (m) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

     (n) Recent Pronouncements

         Statement of Financial  Accounting Standard No. 128, Earnings Per Share
           (Statement 128), was issued in February 1997. Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share. Adoption of Statement 128 will be required for the Company beginning in the second quarter of fiscal 1998. Adoption of Statement 128 is not expected to have a material effect on the Company's operating results.

         Additionally,  Statement  of  Financial  Accounting  Standard  No. 131,
           Disclosures About Segments of an Enterprise and Related Information (Statement 131) was issued in 1997. Statement 131 establishes standards for the reporting of information about operating segments and related disclosures about products and services, geographic areas, and major customers. Adoption of Statement 131 will be required in fiscal 1999 and require interim disclosures beginning in fiscal 2000. Adoption of Statement 131 is not expected to have a material effect on the Company's financial statement disclosures.

(2) Inventories

     Inventories are summarized as follows:

                                                         1997             1996
                                                         ----             ----

                  Raw materials                       $ 3,684,807      3,027,700
                  Work-in-process                       3,072,231      3,031,441
                  Finished goods                          978,969      1,151,179
                                                      -----------    -----------

                                                      $ 7,736,007      7,210,320
                                                      ===========    ===========

(3) Property, Plant and Equipment

     Components of property, plant and equipment are as follows:

                                                         1997            1996
                                                         ----            ----

              Land and land improvements              $ 1,362,050      1,362,050
              Buildings                                 5,129,221      5,120,245
              Machinery and equipment                  23,588,902     22,443,583
                                                      -----------    -----------
                                                       30,080,173     28,925,878
              Less accumulated depreciation
                  and amortization                     23,110,872     21,871,008
                                                      -----------    -----------

                                                      $ 6,969,301      7,054,870
                                                      ===========    ===========

                                       31                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4) Accrued Expenses

     Accrued expenses are summarized as follows:

                                                         1997             1996
                                                         ----             ----
                  Compensation                         $313,477          168,901
                  Commissions                           242,005          180,002
                  Other                                 163,934          122,762
                                                       --------        ---------

                                                       $719,416          471,665
                                                       ========        =========

(5) Long-term Debt

     Long-term debt is comprised as follows:

                                                         1997            1996
                                                         ----            ----
              Industrial Development Revenue Bonds     $   --            906,667
              Term loan                                 680,001             --
              Capitalized lease obligations               2,057          167,967
                                                       --------        ---------

                                                        682,058        1,074,634
              Less current installments                 228,723          394,633
                                                       --------        ---------

                                                       $453,335          680,001
                                                       ========        =========

     In August 1985, Onondaga County Industrial Development Agency (OCIDA) issued revenue bonds bearing interest at 75% of the prime rate in the amount of $3,400,000. The proceeds from the bonds were used to construct additions to the Company's manufacturing facility and for the purchase of additional land and equipment. The related lease agreement, which was to mature on May l, 2000, required semi-annual principal payments of $113,333, plus interest. In October 1996, the bonds were extinguished with the proceeds of the term loan described below.

     In October 1996, the Company entered into an agreement for a credit facility providing for (1) a $3,000,000 working capital revolving line of credit bearing interest at prime plus 1% (9.5% at June 30, 1997), maturing on November 30, 1998, and (2) a $906,667 term loan payable in semi-annual installments of $13,333 through May 1, 2000, bearing interest at prime plus 1.25% (9.75% at June 30, 1997). The proceeds of the term loan were used to refinance the OCIDA revenue bonds. Borrowings under the credit facility are secured by substantially all assets of the Company.

     The terms of the credit facility require maintenance of a minimum tangible net worth, ratio of cash flow to current maturities, and leverage ratio, as defined in the respective agreement. The Company was in compliance with all restrictions and covenants at June 30, 1997.

     Maturities of long-term debt are $228,723 in 1998; $226,667 in 1999 and 2000.

     Cash payments for interest were $92,358, $110,959 and $186,824 during fiscal 1997, 1996 and 1995, respectively.


                                       32                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6) Stock Option Plans

     Under the Company's 1988 Incentive Stock Option Plan (1988 ISO),  1,000,000
       shares of common stock were reserved for the granting of options to officers and key employees. Options were granted at the fair market price of shares at the date of grant, become exercisable 20% at the date of grant and 20% per year thereafter, and must be exercised within ten years of the date of grant. No shares are available for grant under the 1988 plan as of June 30, 1997.

     During fiscal 1996, an Incentive Stock Option Plan (1996 ISO) was approved, under which 400,000 shares of common stock were reserved for issuance to eligible employees. Options are granted at a price not less than fair market value of shares at the date of grant, become exercisable 20%
       twelve months from the date of grant and 20% per year thereafter, and must be exercised within ten years of the date of grant.

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

     Information for the three years ended June 30, 1997 with respect to these plans are as follows:


                                                                                                       Weighted
                                                      Shares                                            Average
                                        ------------------------------------                          Exercise
                                         ISO            NSO            Total         Option Price        Price
                                         ---            ---            -----         ------------        -----
   Outstanding at July 2, 1994          621,550         82,500        704,050      $ 1.38 to 6.88         3.78
     Issued                             100,000           --          100,000           4.13              4.13
     Canceled                           (25,930)        (7,500)       (33,430)     $ 1.38 to 6.88         4.70
     Exercised                          (10,800)       (15,000)       (25,800)     $ 1.38 to 4.13         2.97
                                      ---------      ---------     ----------

   Outstanding at July 1, 1995          684,820         60,000        744,820      $ 1.38 to 6.88         3.81
     Issued                              68,000           --           68,000      $ 6.50 to 7.50         7.43
     Canceled                           (30,000)          --          (30,000)     $ 1.38 to 6.88         4.90
     Exercised                          (82,100)       (60,000)      (142,100)     $ 1.38 to 6.88         3.19
     Expired                            (12,850)          --          (12,850)     $     6.00             6.00
                                      ---------      ---------     ----------

   Outstanding at June 30, 1996         627,870           --          627,870      $ 1.38 to 7.50         4.25
     Issued                              95,000         10,000        105,000      $ 6.50 to 8.25         6.95
     Exercised                          (20,000)          --          (20,000)     $ 1.38 to 7.50         2.97
     Expired                            (31,870)          --          (31,870)     $     6.88             6.88
                                      ---------      ---------     ----------

   Outstanding at June 30, 1997         671,000         10,000        681,000      $ 1.38 to 8.25         4.58
                                      =========      =========     ==========

   Shares exercisable at
     June 30, 1997                      461,600         10,000        471,600      $ 1.38 to 8.25         3.86
                                      =========      =========     ==========
   Shares available for grant at
     June 30, 1997                      137,000         14,000        151,000
                                      =========      =========     ==========


                                       33                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6) Stock Option Plans, Continued

     The following table summarizes significant ranges of outstanding and exercisable options at June 30, 1997:


                                             Options Outstanding                      Options Exercisable
                                  ----------------------------------------         --------------------------
                                                 Weighted
                                                  average         Weighted                           Weighted
            Range of                             remaining         average                            average
            exercise                             life in          exercise                           exercise
             prices               Shares           years            price          Shares              price
             ------               ------           -----            -----          ------              -----

         $ 1.38 to 4.12            205,000         3.25             1.38             205,000           1.38
         $ 4.13 to 6.00            306,000         3.45             5.30             246,000           5.30
         $ 6.01 to 8.25            170,000         8.64             7.13              20,600           7.82
                                 ---------                                         ---------
                                   681,000                                           471,600
                                 =========                                         =========

     The per share weighted average fair value of stock options granted during fiscal year 1997 and 1996 was $4.71 and $4.94, respectively. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following weighted average assumptions for the respective fiscal year:

                                                     1997               1996
                                                     ----               ----

              Expected life                           5                  5
              Interest rate                           6.08%              5.63%
              Volatility                             78%                77%
              Dividend yield                          0%                 0%

     Stock based compensation costs would have reduced pretax income by $166,106 and $67,135 in fiscal 1997 and 1996 ($161,678 and $67,135 after tax and
       $.04 and $.02 per share in fiscal 1997 and 1996, respectively) if the fair values of options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for fiscal 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.


                                      34                             (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7) Employee Benefit Plans

     The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under this plan generally are based on the employee's years of service and compensation. The following table sets forth the plan's funded status at June 30, 1997 and 1996:


                                                                               1997               1996
                                                                               ----               ----
         Actuarial present value of accumulated benefit
              obligation (vested $4,195,715 in 1997 and
              $3,885,557 in 1996)                                           $4,259,753          3,944,861
         Effect of assumed increase in compensation levels                     368,532            341,289
                                                                            ----------        -----------
         Projected benefit obligation for services rendered
              to date                                                        4,628,285          4,286,150
         Plan assets at fair value                                           4,970,705          4,400,776
                                                                            ----------        -----------
         Plan assets in excess of projected
              benefit obligation                                               342,420            114,626
         Unrecognized net gain                                                (501,657)          (270,153)
         Unrecognized prior service cost                                       133,633            151,872
         Unrecognized net transition asset (15 year
              amortization)                                                     56,793             66,259
                                                                            ----------        -----------

         Prepaid pension asset                                              $   31,189             62,604
                                                                            ==========        ===========

       The following table details the components of net periodic pension cost:


                                                          1997                 1996                1995
                                                          ----                 ----                ----
              Service cost                             $  140,609             148,893             146,354
              Interest cost                               316,779             292,138             259,167
              Actual return on plan assets               (549,333)           (406,032)           (794,687)
              Net amortization and deferral               223,654             114,897             571,524
                                                       ----------            --------            --------

                  Net periodic pension cost            $  131,709             149,896             182,358
                                                       ==========            ========            ========

     The projected benefit obligation was determined using an assumed discount rate of 7.5% and an assumed long-term rate of increase in compensation of 5.0% for 1997 and 1996. The assumed long-term rate of return on plan assets was 8.0% for 1997 and 1996.

     Plan assets consist principally of equity securities, and U.S. government and corporate obligations.

     The Company maintains a voluntary contributory salary savings plan to which participants may contribute up to 15% of their total compensation. During fiscal 1996 and 1995, the Company contributed an amount equal to 50% of the participants' contribution up to a maximum of 3% of the participants' compensation. In fiscal 1997, the Company increased its matching contribution to an amount equal to 50% of the participants' contribution up to a maximum of 5% of the participants' compensation. During fiscal 1997, 1996 and 1995, the Company contributed $129,115, $80,645 and
       $112,255, respectively, to this plan.


                                     35                              (Continued)

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

     The  following  table  presents  the  accumulated   postretirement  benefit
       obligation at June 30, 1997 and 1996:

                                                         1997            1996
                                                         ----            ----
         Retirees                                     $  553,511         550,312
         Fully eligible active plan participants         144,310         284,056
         Other active participants                       493,811         295,552
         Unrecognized net gain (loss)                    (10,356)          8,295
                                                      ----------      ----------

         Accumulated postretirement benefit
              obligation                              $1,181,276       1,138,215
                                                      ==========      ==========

     The following table details the components of net periodic postretirement benefit cost:

                                                 1997         1996         1995
                                                 ----         ----         ----

         Service cost                         $ 32,784       29,296       30,522
         Interest cost                          84,744       78,151       71,089
                                              --------     --------     --------

              Net periodic postretirement
                  benefit cost                $117,528      107,447      101,611
                                              ========     ========     ========

     For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal 1997; the rate was assumed to decrease gradually to 5% by the year 2013 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. However, as the Company contributes a fixed dollar amount to the plan for the active employee group, this impact is minimized. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1997 by approximately $83,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended June 30, 1997 by approximately $6,300.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at June 30, 1997 and 1996.



                                      36                             (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9) Income Taxes

     Income tax expense (benefit) consists of:

                                          Current       Deferred        Total
                                          -------       --------        -----
       Year ended June 30, 1997:
            U.S. Federal                $ 450,262       (738,824)      (288,562)
            State                          17,284        271,278        288,562
                                        ---------       --------       --------

                                        $ 467,546       (467,546)          --
                                        =========       ========       ========

       Year ended June 30, 1996:
            U.S. Federal                $    --             --             --
            State                            --             --             --
                                        ---------       --------       --------

                                        $    --             --             --
                                        =========       ========       ========

       Year ended July 1, 1995:
            U.S. Federal                $(330,000)          --         (330,000)
            State                            --             --             --
                                        ---------       --------       --------

                                        $(330,000)          --         (330,000)
                                        =========       ========       ========

     A reconciliation of the expected consolidated income tax expense (benefit), computed by applying the U.S. Federal corporate income tax rate of 34% to income (loss) before income taxes, to income tax expense (benefit), is as follows:

                                              1997          1996         1995
                                              ----          ----         ----

      Expected consolidated income
           tax expense (benefit)          $   698,735     (367,223)    (612,572)
      State income taxes, net of
           federal income tax benefit         190,451         --           --
      Foreign tax effect, net                 137,722      496,520      198,662
      Change in valuation allowance        (1,060,599)    (140,552)      58,336
      Other, net                               33,691       11,255       25,574
                                          -----------     --------     --------

                                          $      --           --       (330,000)
                                          ===========     ========     ========


                                        37                           (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9) Income Taxes, Continued

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996 are presented below:

                                                          1997           1996
                                                          ----          ----
     Deferred tax assets:
          Inventories                                 $    53,711        43,425
          Retirement benefits                                --           6,638
          Postretirement benefits                         460,698       443,904
          General business credit carryforwards            30,594        30,594
          Federal net operating loss carryforwards           --         723,565
          State net operating loss carryforwards           36,636       170,717
          State investment tax credit carryforwards       804,631       766,037
          Alternative minimum tax credit
              carryforwards                               491,902       211,952
          Nondeductible reserves                           11,460        11,459
                                                      -----------    ----------

                    Total deferred tax assets           1,889,632     2,408,291

                    Less valuation allowance              583,104     1,643,703
                                                      -----------    ----------

                    Net deferred tax asset              1,306,528       764,588
                                                      -----------    ----------

     Deferred tax liabilities:
          Plant and equipment, principally due to
              differences in depreciation                (838,319)     (764,588)
          Retirement benefits                                (663)         --
                                                      -----------    ----------
                    Total deferred tax liabilities       (838,982)     (764,588)
                                                      -----------    ----------

                    Net deferred taxes                $   467,546          --
                                                      ===========    ==========

     Presented as:
          Current deferred tax asset                      532,054          --
          Long-term deferred tax liability                (64,508)         --
                                                      -----------    ----------
                                                      $   467,546          --
                                                      ===========    ==========


                                       38                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9) Income Taxes, Continued

     The valuation allowance  for  deferred  tax assets as of June 30,  1997 and
        1996 was $583,104 and $1,643,703, respectively. The net change in the total valuation allowance for the years ended June 30, 1997 and 1996 was a decrease of $1,060,599 and $140,552, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 1997.

     At June 30, 1997, the Company has net operating loss carryforwards for state income tax purposes of $403,001 which are available to offset future state taxable income, if any, through 2012. The Company also has investment tax credit carryforwards for state income tax purposes of $804,631 which are available to reduce future state income taxes, if any, through 2006. In addition, the Company has alternative minimum tax credit carryforwards of $491,902 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

     Cash payments for income taxes were $0 in fiscal 1997 and 1996, and $30,113 in 1995.

(10) Restructuring

     In fiscal 1995, the Company implemented cost cutting measures designed to reduce overhead costs and improve operating efficiencies. This program included severance of employees and reorganization of the manufacturing and engineering functions of the Company. A restructuring charge amounting to $360,000, consisting of severance costs, was recognized as a result of the restructuring program.

     During  the  third  quarter  of  fiscal  1996,   the  Company   recorded  a
        restructuring charge of $810,000 resulting from the disposition of the net assets of the Company's European subsidiary, Anaren Microwave, Ltd. The charge includes provisions for the writedown of assets to net realizable value, legal and professional fees, and costs to complete an existing electronic warfare simulator contract in excess of expected revenues.


                                        39                           (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11) Commitments

     The Company is obligated under an operating lease for a building. Future minimum payments under the noncancelable operating lease for the next five years and thereafter are summarized as follows:

                  Year ending June 30,
                             1998                                   $  384,835
                             1999                                      384,835
                             2000                                      384,835
                             2001                                      384,835
                             2002                                      384,835
                             Thereafter                              4,489,746
                                                                     ---------

                                                                     6,413,921
                  Less amounts representing
                      sublease income                                  336,731
                                                                    ----------
                                                                    $6,077,190
                                                                    ==========

     Rent expense for the years ended June 30,  1997,  June 30, 1996 and July 1,
       1995 was $384,835, $373,531, and $378,483, respectively. Rent expense for fiscal 1997 and 1996 was offset by sublease income of $125,667 and $53,032, respectively.

     The Company maintains a letter of credit arrangement with a bank. Under the arrangement, the bank issued a letter of credit in the amount of approximately $600,000 as required under a contract between the Company and a customer. At June 30, 1997, the Company was required to maintain a compensating balance of approximately $600,000 in support of this letter of credit.

     As discussed in note 1(i), the Company is currently engaged under a technology development contract. Under this contract, the Company is committed to provide research and development services through September 1998. Technology development fees and related costs under the contract are anticipated to aggregate approximately $500,000 and $107,000 in fiscal 1998 and 1999, respectively.

(12) Concentrations

     In 1997, sales to two customers (approximately $3,400,000 and $2,700,000, respectively) exceeded 10% of consolidated net sales. In 1996, sales to two customers (approximately $4,380,000 and $1,720,000, respectively) exceeded 10% of consolidated net sales. In 1995, sales to two customers (approximately $4,570,000 and $3,020,000, respectively) exceeded 10% of consolidated net sales.


                                       40                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12) Concentrations, Continued

     The Company and  others,  which are  engaged in  supplying  defense-related equipment to the United States Government (the Government), are subject to certain business risks peculiar to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. Sales to the Government accounted for approximately 16%, 20% and 48% of consolidated net sales in fiscal 1997, 1996 and 1995, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it continues to reduce its dependence on sales to the Government through development of its commercial electronic business.

(13) Foreign Operations

     The following table shows financial information about the Company's foreign operations:

                                                                 Years ended
`                                               -----------------------------------------------
                                                June 30, 199    June 30, 1996      July 1, 1995
                                                -------------   -------------      ------------
         Net sales:
              United States                     $ 24,226,792      15,900,956       14,929,495
              European subsidiary                       --         1,180,945        3,066,257
                                                ------------      ----------       ----------

                      Consolidated              $ 24,226,792      17,081,901       17,995,752
                                                ============      ==========       ==========

         Operating profit (loss):
              United States                     $  2,055,102         392,015       (1,425,730)
              European subsidiary*                      --        (1,496,979)        (327,324)
                                                ------------      ----------       ----------

                      Consolidated              $  2,055,102      (1,104,964)      (1,753,054)
                                                ============      ==========       ==========


     * Includes the net loss on dissolution of the net assets of $810,000 in fiscal 1996 (see note 10).

                                                                Years ended
                                              ---------------------------------------------
                                              June 30, 1997    June 30, 1996   July 1, 1995
                                              -------------    -------------    ------------

         Identifiable assets:
              United States                    $25,972,543      20,674,207       20,941,042
              European subsidiary                     --         1,119,009        2,424,064
                                                ----------     -----------      -----------

                      Consolidated             $25,972,543      21,793,216       23,365,106
                                                ==========     ===========      ===========

     Sales to customers located outside the United States amounted to $4,701,094 in 1997, $6,108,024 in 1996 and $9,498,737 in 1995.


                                       41                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14) Quarterly Financial Data (Unaudited)

     The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 1997 and 1996, respectively:


                                                                    1997 Quarter Ended
                                                   ----------------------------------------------------
                                                    Sept. 30       Dec. 31       March 31     June 30
                                                    --------       -------       --------     -------

Net sales                                          $5,065,641     5,313,722     6,059,502     7,787,927
                                                   ==========     =========     =========     =========

Cost of sales                                      $3,572,094     3,481,193     3,995,195     5,194,402
                                                   ==========     =========     =========     =========

Net earnings                                       $  209,528       370,389       464,733     1,010,452
                                                   ==========     =========     =========     =========

Earnings per common and common equivalent share:
         Primary                                   $      .05           .09           .11           .25
                                                   ==========     =========     =========     =========
         Assuming full dilution                    $      .05           .09           .11           .21
                                                   ==========     =========     =========     =========


                                                                    1996 Quarter Ended
                                                   ----------------------------------------------------
                                                    Sept. 30         Dec. 31       March 31     June 30
                                                    --------         -------       --------     -------
Net sales                                          $4,449,465     4,441,629     4,101,685     4,089,122
                                                   ==========     =========     =========     =========

Cost of sales                                      $2,808,833     2,745,411     2,913,676     2,678,590
                                                   ==========     =========     =========     =========

Restructuring                                      $     --            --         810,000          --
                                                   ==========     =========     =========     =========

Net earnings (loss)                                $   65,947        10,844    (1,197,795)       40,935
                                                   ==========     =========     =========     =========

Earnings (loss) per common and common
  equivalent share:
         Primary                                   $      .02          --            (.30)          .01
                                                   ==========     =========     =========     =========
         Assuming full dilution                    $      .02          --            (.30)          .01
                                                   ==========     =========     =========     =========


     As noted in note 1(b) and note 10, during the third quarter ended March 31, 1996, the Company recorded a restructuring charge of $810,000 for costs associated with the disposition of the net assets of the Company's European subsidiary.

                              INDEX TO EXHIBITS (1)


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

                    (iv) Amendment, filed December 14, 1987, is incorporated by reference to Exhibit 4(a)(iv) to the Registrant's Registration Statement on Form S-8 (33-19618).

a             3.2   Registrant's By-Laws, as amended.

b,c           10.1  Lease Agreement between the Registrant and the Onondaga
                    County Industrial Development Agency, dated June 1, 1980 together with Amendment, dated August 21, 1985 to Lease
                    Agreement between the Registrant and the Onondaga County
                    Industrial Development Agency.

h,I,k         10.2  Loan Agreement, dated June 15, 1990, by and between Fleet
                    National Bank and the Registrant, as amended by First amendment to loan agreement, dated July 15, 1993, by and between Fleet National Bank and the Registrant, and Second amendment to loan agreement, dated June 24, 1994, by and between Fleet National Bank and the Registrant.

              10.3 Credit Facility Agreement dated as of October 1, 1996 between the Company and Manufacturers and Traders Trust Company, together with Term Note and Revolving Credit Note each dated October 1, 1996 executed by the Compamy to Manufacturers and Traders Trust Company and Security Agreement dated Ocyober 1, 1996 between the Company and Manufacturers and Traders Trust Company.

              10.4 Employment Agreement dated as of July 1, 1997 between the Company and Lawrence A. Sala.

              10.5 Consulting Agreement dated as of March 1, 1997 between the Company and Dale F. Eck.

a             10.6  Registrant's Pension Plan and Trust. (2)

j             10.7  Registrant's Incentive Stock Option Plan. (2)

d             10.8  Registrant's Employee Stock Purchase Plan. (2)

e             10.9  Registrant's Non-Statutory Stock Option Plan (2)

f             10.10 Registrant's Severance Compensation Plan (2)

              10.11 Registrant's Management Incentive Plan for 1998 (2)

g             21    Subsidiaries of Registrant

              23    Consent of KPMG Peat Marwick LLP

              27 Financial Data Schedule for the twelve month period ended June 30, 1997, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

a Incorporated herein by reference to exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-19618).

b Incorporated herein by reference to exhibit 4.4 to the Registrant's Registration Statement on Form S-2 (Registration No. 2-86025)

c Incorporated herein by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1985.

d Incorporated herein by reference from Exhibit No. 4(c) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-1768)

e Incorporated herein by reference from Exhibit No. 4 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-36761).

f Incorporated herein by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1990.

g Incorporated herein by reference to exhibit No. 22 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.

h Incorporated herein by reference to exhibit No. 4.6 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.

i Incorporated herein by reference to exhibit No. 4.6 to the Registrant's Annual Report on Form 10-K for the year ended June 26, 1993.

j Incorporated herein by reference to exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-03193)

k Incorporated herein by reference to exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the year ended July 2, 1994

                    (1) The Company's quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-6620

                    (2)  Management contract or compensatory plan arrangement.