Form 10-Q
period 1997-09-30
ANAREN MICROWAVE INC
filed 1997-10-28
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

     The number of shares of Registrant's Common Stock outstanding on October 20, 1997 was 4,235,042

                             ANAREN MICROWAVE, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statement (Unaudited)

          Consolidated Condensed Balance Sheets as of                         3
          September 30, 1997 and June 30, 1997

          Consolidated Condensed Statements of Earnings for the               4
          Three months ended September 30, 1997 and
          September 30, 1996

          Consolidated Condensed Statements of Cash Flows for the             5
          Three months ended September 30, 1997 and
          September 30, 1996

          Notes to Consolidated Condensed Financial Statements                6


  Item 2. Management's Discussion and Analysis                                9
          of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                   14

PART I.
Item I.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                      September 30, 1997 and June 30, 1997

                                                     Unaudited
                                                   Sept. 30, 1997  June 30, 1997
                                                    ------------   ------------
                   Assets
Current assets:
   Cash and cash equivalents                        $  3,997,516   $  3,807,004
   Receivables, less allowance of $13,000              6,879,953      6,717,106
   Inventories                                         8,924,219      7,736,007
   Prepaid expenses                                      278,303        197,152
   Deferred income taxes                                 394,458        532,054
                                                    ------------   ------------
           Total current assets                       20,474,449     18,989,323

Property, plant and equipment                         30,457,781     30,080,173
   Less accumulated depreciation and amortization    (23,423,416)   (23,110,872)
                                                    ------------   ------------
           Net property, plant and equipment           7,034,365      6,969,301

Other assets, net                                         12,759         13,919
                                                    ------------   ------------
                                                    $ 27,521,573   $ 25,972,543
                                                    ============   ============
   Liabilities and Stockholders' Equity
Current liabilities:
   Current installments of long-term debt           $    227,015   $    228,723
   Accounts payable                                    2,013,466      1,500,863
   Income taxes payable                                  281,325        493,553
   Accrued expenses                                      894,411        719,416
   Customer advance payments                           1,018,586      1,003,539
                                                    ------------   ------------
           Total current liabilities                   4,434,803      3,946,094

Postretirement benefit obligation                      1,181,276      1,181,276
Long-term debt, less current installments                453,335        453,335
Deferred income taxes                                     21,855         64,508
                                                    ------------   ------------
           Total liabilities                           6,091,269      5,645,213
                                                    ------------   ------------
Stockholders' equity:
   Common stock of $.01 par value.  Authorized
     12,000,000 shares; issued 5,125,716 shares
     at September 30, 1997 and 5,012,116 shares
     at June 30, 1997                                     51,257         50,121
   Additional paid-in capital                         15,926,501     15,584,262
   Retained earnings                                   7,464,623      6,705,024
                                                    ------------   ------------
                                                      23,442,381     22,339,407
   Less cost of 892,274 shares in treasury
     at September 30, 1997 and June 30, 1997           2,012,077      2,012,077
                                                    ------------   ------------
           Total stockholders' equity                 21,430,304     20,327,330
                                                    ------------   ------------
                                                    $ 27,521,573   $ 25,972,543
                                                    ============   ============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                          September 30, 1997 and 1996
                                   Unaudited


                                                     1997             1996
                                                --------------   --------------
Net Sales                                       $    7,721,323   $    5,065,641

Cost of sales                                        4,853,726        3,572,094
                                                --------------   --------------
    Gross profit                                     2,867,597        1,493,547

Operating expenses:
    Marketing                                          939,966          668,118
    Research and development                           188,768          108,340
    General and administrative                         641,305          504,176
                                                --------------   --------------
          Total operating expenses                   1,770,039        1,280,634
                                                --------------   --------------

Operating income                                     1,097,558          212,913

Interest expense                                       (24,586)         (22,452)
Other income                                            61,627           19,067
                                                --------------   --------------
      Income before income taxes                     1,134,599          209,528

      Income tax expense                               375,000             --
                                                --------------   --------------
      Net income                                $      759,599   $      209,528
                                                ==============   ==============
Net income per common and common
  share equivalent                              $          .17   $          .05
                                                ==============   ==============

Shares used in computing net income per
  common and common equivalent share                 4,504,401        4,103,190
                                                ==============   ==============
Dividends per share                             $         --     $         --
                                                ==============   ==============

See accompanying notes to consolidated condensed financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended
                    September 30, 1997 and September 30, 1996
                                   Unaudited

                                                        1997           1996
                                                    -----------     -----------
Cash Flows from operating activities:
   Net income                                       $   759,599     $   209,528
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                    312,544         322,085
         Deferred income taxes                           94,943            --
       Changes in operating assets and liabilities:
         Receivables                                   (162,847)       (953,067)
         Refundable income taxes                           --           320,945
         Inventories                                 (1,188,212)        222,293
         Prepaid expenses                               (81,151)        (41,579)
         Other assets                                     1,160           2,515
         Accounts payable                               512,603         343,927
         Income taxes payable                          (212,228)           --
         Accrued expenses                               174,995          68,359
         Customer advance payments                       15,047         123,697
                                                    -----------     -----------

         Net cash provided by
           operating activities                         226,453         618,703
                                                    -----------     -----------
Cash flows from investing activities:
   Capital expenditures                                (377,608)       (215,130)
                                                    -----------     -----------
           Net cash used in
             investing activities                      (377,608)       (215,130)
                                                    -----------     -----------

Cash flows from financing activities:
   Principal payments on long-term debt                  (1,708)        (97,343)
   Proceeds from issuance of common stock               343,375           5,500
                                                    -----------     -----------
           Net cash provided by (used in)
             financing activities                       341,667         (91,843)
                                                    -----------     -----------

           Net increase in cash
             and cash equivalents                       190,512         311,730

Cash and cash equivalents
  at beginning of period                              3,807,004       1,739,569
                                                    -----------     -----------
Cash and cash equivalents
  at end of period                                  $ 3,997,516     $ 2,051,299
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
   Cash Paid During the Period For:
     Interest                                       $     8,037     $     8,115
                                                    ===========     ===========
     Income taxes                                   $   492,285     $      --
                                                    ===========     ===========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 1997, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's fiscal 1997 Annual Report to Stockholders. The result of operations for the three months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998, or any future interim period.

The income tax rate of 33% utilized for interim financial statement purposes for the three months ended September 30, 1997 is based on estimates of income and utilization of tax credits for the entire year.

NOTE 1:   Inventories

          Inventories at September 30, 1997 and June 30, 1997 are summarized as follows:

                                                 Sept. 30            June 30
                                                -----------        -----------

              Raw materials                     $ 3,719,940        $ 3,684,807
              Work in process                     4,084,331          3,072,231
              Finished goods                      1,119,948            978,969
                                                -----------        -----------
                                                $ 8,924,219        $ 7,736,007
                                                ===========        ===========

NOTE 2:   Property, Plant and Equipment

          Property, plant and equipment at September 30, 1997 and June 30, 1997 are summarized as follows:

                                                   Sept. 30           June 30
                                                 ------------      ------------

              Land and land improvements         $  1,362,050      $  1,362,050
              Buildings and improvements            5,129,221         5,129,221
              Machinery and equipment              23,966,510        23,588,902
                                                 ------------      ------------
                                                 $ 30,457,781      $ 30,080,173
                                                 ============      ============

NOTE 3:   Long-Term Debt

          Long-term debt at September 30, 1997 and June 30, 1997 is comprised of the following:

                                                          Sept. 30      June 30
                                                         ---------     ---------

              Term loan                                  $ 680,001     $ 680,001

              Capitalized lease obligation                     349         2,057
                                                         ---------     ---------
                                                           680,350       682,058

              Less current installments                    227,015       228,723
                                                         ---------     ---------
                                                         $ 453,335     $ 453,335
                                                         =========     =========

NOTE 4:   Net Income Per Share

          Net income per common and common equivalent share are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock pursuant to the treasury stock method, unless the results would be anti-dilutive or not material. Common equivalent shares consist of outstanding stock options.

NOTE 5:   Income Taxes

          Deferred tax assets and liabilities at September 30, 1997 and June 30, 1997 are summarized as follows:

                                                      Sept. 30        June 30
                                                     -----------    -----------

          Gross deferred tax assets                  $ 1,690,380    $ 1,889,632
          Less valuation allowance                       468,928        583,104
                                                     -----------    -----------
               Net deferred tax assets                 1,221,452      1,306,528

          Gross deferred tax liabilities               (848,849)       (838,982)
                                                     -----------    -----------
               Net deferred taxes                    $   372,603    $   467,546

          Presented as:
            Current deferred tax asset                   394,458        532,054
            Long-term deferred tax liability             (21,855)       (64,508)
                                                     -----------    -----------
                                                     $   372,603    $   467,546
                                                     ===========    ===========

          The valuation allowance for the deferred tax assets as of September 30, 1997 and June 30, 1997 was $468,928 and $583,104, respectively.
          The net change in the total valuation allowance for the three months ended September 30, 1997 was a decrease of $114,176. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 1997.

NOTE 6:   Research and Development Costs

          Research and development costs are charged to expense as incurred. The Company receives fees under a technology development contract and such fees are recorded as a reduction of research and development costs as work is performed pursuant to the related contract and as defined milestones are attained. Net research and development expense for the three months ended September 30, 1997 and 1996 are summarized as follows:

                                                          Sept. 30     Sept. 30
                                                            1997         1996
                                                         ---------    ---------
          Gross research and development expenses        $ 306,601    $ 174,323
          Technology development contract fees            (117,833)     (65,983)
                                                         ---------    ---------
             Net research and development expense        $ 188,768    $ 108,340
                                                         =========    =========

Management's Discussion and Analysis of Financial and Results of Operations

Management's discussion and analysis reviews the Company's operating results for the three months ended September 30, 1996 and 1997 and its financial condition at September 30, 1997. This review should be read in conjunction with the accompanying consolidated condensed financial statements, the related notes to consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of September 30 and June 30, 1997 and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 1997 and 1996.

Operations for the first quarter of fiscal 1998 were highlighted by continuing escalation of commercial Wireless sales, a resurgence of Defense Electronics sales and a significant improvement in net income over the first quarter of fiscal 1997.

Net sales for the first quarter ended September 30, 1997 were $7,721,000, up 52%, from net sales of $5,066,000 for the same quarter in the previous year. The Company recorded earnings of $760,000 for the first quarter of fiscal 1998, a 262% increase over earnings of $210,000 for the first quarter of fiscal 1997.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements as a percentage of net sales.

                                                          Three Months Ended
                                                       ------------------------
                                                       Sept. 30        Sept. 30
                                                         1997            1996
                                                       -------         -------
Net sales                                               100.0%          100.0%

Cost of sales                                            62.9%           70.5%
                                                       -------         -------
    Gross profit                                         37.1%           29.5%

Operating expenses
  Marketing                                              12.2%           13.2%
  Research and development                                2.4%            2.2%
  General and administrative                              8.3%            9.9%
                                                       -------         -------
         Total operating expenses                        22.9%           25.3%

Operating income                                         14.2%            4.2%

Other income (expense)                                    0.5%           -0.1%
                                                       -------         -------
    Income before income taxes                           14.7%            4.1%

    Income tax expense                                    4.9%            0.0%
                                                       -------         -------
    Net income                                            9.8%            4.1%
                                                       =======         =======

The following table summarizes the Company's net sales by various product lines for the periods indicated.

                                                Three Months Ended
                                              ---------------------
                                              Sept. 30     Sept. 30
                                                1997         1996
                                              --------     --------

Wireless                                      $  3,599     $    862
Satellite Communications                         1,496        2,478
Defense Electronics                              2,626        1,726
                                              --------     --------

                                              $  7,721     $  5,066
                                              ========     ========

Three Months ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Net Sales. Net sales increased 51.0% to $7.7 million for the three months ended September 30, 1997 from $5.1 million for the three months ended September 30, 1996. Sales of wireless products consist of surface mount and custom components used in building wireless base station equipment. Wireless sales increased 317.6% to $3.6 million for the three months ended September 30, 1997 form $862,000 for the three months ended September 30, 1996. The increase was due to continued strong demand in the worldwide market for base station equipment. Sales of Satellite Communications products consist of custom multi-layer components, such as Butler matrices and beamforming networks for commercial and military communication. Satellite Communications sales decreased 40.0% to $1.5 million for the three months ended September 30, 1997 from $2.5 million for the three months ended September 30, 1996. The decrease was a result of the completion of the initial product order for the Iridium program in the last quarter of fiscal 1997, and a delay from the first to the second quarter of approximately $900,000 in shipments of parts for satellite programs for Harris and Hughes Space and Communications International, Inc. Sales of Defense Electronic products consist of Digital Frequency Discriminators ("DFDs"), Digital RF Memories ("DRFMs"), ESM receivers and Microwave Integrated Circut components ("MICs"). Defense Electronics sales increased 52.9% to $2.6 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996. The increase was a result of increased shipments of DFDs and DRFMs for foreign sales of the Airborne Self Protection Jammer ("ASPJ") system.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, fabrication costs, assembly costs and test costs. Gross profit increased 91.7% to $2.9 million for the three months ended September 30, 1997 from $1.5 million for the three months ended September 30, 1996. Gross margin was 37.1% for the three months ended September 30, 1997 compared to 29.5% for the three months ended September 30, 1996. The increase in gross margin was due to economies of scale achieved due to higher volume in the Wireless group.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 40.7% to $940,000 (12.2% of net sales) for the three months ended September 30, 1997 from $668,000 (13.2% of net sales) for the three months ended September 30, 1996. The increase is a result of higher commission and advertising expenses related to increased sales volume and further development of the marketing organization to support the Company's expanding commercial markets.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Gross research and development costs are reduced by expense reimbursements received under a Technology Reinvestment Program through Raytheon, for the Advance Research Project Agency of the United States Government. Net research and development expenses increased 75.0% to $189,000 (2.4% of net sales) for the three months ended September 30, 1997, from $108,000 (2.2% of net sales) for the three months ended September 30, 1996. Research and development expesnes expanded to support the increased development expenses expanded to support the increased development of wireless infrastructure products.

General and Administrative. General and administrative expenses increased 27.2% to $641,000 (8.3% of net sales) for the three months ended September 30, 1997 compared to $504,000 (9.9% of net sales) for the three months ended September 30, 1996. General and administrative expense increased due to the hiring of additional employees, increased staffing levels, higher professional fees and increased compensation levels for existing personnel.

Interest Expense. Interest expense represents interest paid on the Company's outstanding term loan and letter of credit. Interest expense increased 13.7% to $25,000 (0.3% of net sales) for the three months ended September 30, 1997 from $22,000 (0.4% of net sales) for the three months ended September 30, 1996.

Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 221.4% to $61,000 (0.8% of net sales) for the three months ended September 30, 1997 from $19,000 (0.3% of net sales) for the three months ended September 30, 1996, due to a higher level of investable cash balances in the current year.

Income Taxes. Income tax expense for the three months ended September 30, 1997 was $375,000 (4.9% of net sales), an effective tax rate of 33%. The Company incurred no income tax for the three months ended September 30, 1996 due to the utilization of the remainder of its available loss carryforwards and substantially all of its available tax credits in fiscal 1997.

Liquidity and Capital Resources

The Company has financed its operations for the three months ended September 30, 1997 primarily from cash flow from operations. Net cash provided by operations for the three months ended September 30, 1997 and the three months ended September 30, 1996 were $227,000 and $619,000, respectively. The positive cash flow from operations in both the first three months of fiscal 1997 and 1996 was due primarily to the profit attained in both years. The relatively lower level of cash provided by operations in the first three months ended September 30, 1997, compared to the first three months of fiscal 1997, resulted primarily from continuing increases in inventory levels due to the higher production levels.

Net cash used in investing activities consists soley of capital expenditures. Capital equipment additions in the three months ended September 30, 1997 and the three months ended September 30, 1996 were $378,000 and $215,000, respectively. These capital investments primarily consisted of equipment needed to further automate production for the Company's new Wireless and Satellite Communications products, as well as, test and production equipment for the initial production of the ASPJ program.

Cash Provided by financing activities for the three months ended September 30, 1997 was $342,000 and was primarily cash generated by the exercise of stock options, while cash used in financing activities for the three months ended September 30, 1996 was $92,000 and mainly consisted of payment on capitalized lease obligations.

During the remainder of fiscal 1998, the Company's major cash requirements will be for additions to capital equipment; inventory growth and repayment of long-term debt. Capital equipment additions for the current year have been budgeted at $1,500,000 and, through the first three months of fiscal 1998, approximately $378,000 has been expended, all of which was funded by cash generated from operations. Capital equipment additions for the remainder of fiscal 1998 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

In October 1996, the Company entered into an agreement for a credit facility with a bank providing for a $3,000,000 working capital revolving line of credit bearing interest at prime + 1% maturing on November 30, 1998, and a $907,000 term loan payable in semi-annual installments of $113,333 through May, 2000, bearing interest at prime plus 1.25%. The proceeds of the term loan were used to refinance the existing Onondaga County Industrial Development Agency revenue bonds of the Company, while the revolving credit facility will be used to supplement short-term working capital needs brought about by the expected growth in production and sales volumes. Borrowings under the new credit facility are secured by substantially all the assets of the Company.

The terms of the credit facility require maintenance of a minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the respective agreements. The Company was in compliance with all restrictions and covenants at September 30, 1997.

The company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations and funds available under its credit facilities.

Recently Issued Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standard No. 123, Accounting for Stock-based Compensation ("SFAS 123"), beginning with the first quarter of fiscal 1997. Upon adoption of SFAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Consolidated Financial Statements appearing elsewhere in this Prospectus include pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by SFAS 123 has been applied in measuring compensation expense.

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

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this first quarter report includes comments by the Company's management about future performance. Because these statements are forward-looking statements, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: general market conditions, including demand for the Company's products, manufacturing capacity and the ability to "ramp" to meet anticipated demand, fluctuations in yield, availability of third-party supplier parts at reasonable prices, availability of financial resources to fund anticipated growth, ability to maintain sole supplier positions with certain defense sectors, successful adaptation of existing Company technologies to produce new products that meet specific customer requirements, price pressures, the level of worldwide spending on military defense products, growth of wireless telephone and satellite communications systems, acceptance of new products, and actual orders compared to annual blanket contracts from wireless customers.

Management believes the Company has the products, human resources, facilities, and financial resources to continue its growth, but future revenues, margins, and profits are all influenced by a number of risk factors, including but not limited to those discussed above.

PART II - OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K

Item 6(a)              Exhibits

Exhibit No. 10.12      Employment Agreement dated as of October 7, 1997 between
                       the Company and Hugh A. Hair.

Exhibit No. 27         Financial Data Schedule for the three month period ended
                       September 30, 1997.

Item 6(b)              Reports on Form 8K

The registrant was not required to file an 8-K during the current fiscal period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Anaren Microwave, Inc.
                                         (Registrant)




Date:  October 29, 1997                  /s/ Lawrence A. Sala
                                         ------------------
                                         President & Chief Executive Officer



Date:  October 29, 1997                  /s/Joseph E. Porcello
                                         --------------------
                                         Vice President of Finance & Controller

                                  Exhibit Index

Number                             Description
------                             -----------

10.12 Employment Agreement dated October 7, 1997 between the Company and Hugh A. Hair.

27                Financial Data Schedule for the three month period ended
                  September 30, 1997.