Form 10-Q
period 1997-12-31
ANAREN MICROWAVE INC
filed 1998-02-12
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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

     The number of shares of Registrant's Common Stock outstanding on February 6, 1998 was 5,550,292.

                             ANAREN MICROWAVE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

   Item 1. Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets                            3
           December 31, 1997 and June 30, 1997

           Consolidated Condensed Statements of Earnings                    4
           Three months ended December 31, 1997 and
           December 31, 1996

           Consolidated Statements of Earnings                              5
           Six months ended December 31, 1997 and
           December 31, 1996

           Consolidated Condensed Statements of Cash Flows -                6
           Six months ended December 31, 1997 and
           December 31, 1996

           Notes to Consolidated Condensed Financial                        7
           Statements - December 31, 1997

   Item 2. Management's Discussion and Analysis                            10
           of Financial Condition and Results of Operations

   PART II - OTHER INFORMATION

   Item 4. Submission of matters to a                                      16
           vote of Security Holders

   Item 6. Exhibits and Reports on Form 8-K                                17

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                       December 31, 1997 and June 30, 1997

                                                     Unaudited
                   Assets                          Dec. 31, 1997  June 30, 1997
                                                   -------------  -------------
Current assets:
   Cash and cash equivalents                        $ 15,196,891   $  3,807,004
   Short-term investments                              7,574,967           --
   Receivables, less allowance of $13,000              7,310,058      6,717,106
   Inventories                                         9,886,543      7,736,007
   Prepaid expenses                                      194,243        197,152
   Deferred income taxes, current                        394,458        532,054
                                                    ------------   ------------
               Total current assets                   40,557,160     18,989,323
                                                    ------------   ------------
Property, plant and equipment                         31,050,338     30,080,173
   Less accumulated depreciation and amortization    (23,750,397)   (23,110,872)
                                                    ------------   ------------
               Net property, plant and equipment       7,299,941      6,969,301
                                                    ------------   ------------
Other assets, net                                         11,599         13,919
                                                    ------------   ------------
                                                    $ 47,868,700   $ 25,972,543
                                                    ============   ============
   Liabilities and Stockholders' Equity
Current liabilities:
   Current installments of long-term debt           $       --     $    228,723
   Accounts payable                                    2,082,983      1,500,863
   Income taxes payable                                  137,108        493,553
   Accrued expenses                                    1,270,835        719,416
   Customer advance payments                             904,200      1,003,539
                                                    ------------   ------------
               Total current liabilities               4,395,126      3,946,094

Postretirement benefit obligation                      1,181,276      1,181,276
Long-term debt, less current installments                   --          453,335
Deferred income taxes                                     21,855         64,508
                                                    ------------   ------------
               Total liabilities                       5,598,257      5,645,213
                                                    ------------   ------------
Stockholders' equity:
   Common stock of $.01 par value.  Authorized
     12,000,000 shares; issued 6,318,566 shares
     at December 31, 1997 and 5,012,116 shares
     at June 30, 1997                                     63,185         50,121
   Additional paid-in capital                         35,796,848     15,584,262
   Retained earnings                                   8,422,487      6,705,024
                                                    ------------   ------------
                                                      44,282,520     22,339,407
   Less cost of 892,274 shares in treasury
     at December 31, 1997 and June 30, 1997           (2,012,077)    (2,012,077)
                                                    ------------   ------------
               Total stockholders' equity             42,270,443     20,327,330
                                                    ------------   ------------
                                                    $ 47,868,700   $ 25,972,543
                                                    ============   ============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings

                                                          Unaudited
                                                  For the Three Months Ended:
                                                Dec. 31, 1997    Dec. 31, 1996
                                                (Current Year)  (Preceding Year)
                                                 -----------      -----------
Net sales                                        $ 9,361,780      $ 5,313,722

Costs of goods sold                                6,034,971        3,481,193
                                                 -----------      -----------
   Gross profit                                    3,326,809        1,832,529
                                                 -----------      -----------
Operating expenses
   Marketing, including sales commissions            987,889          762,292
   Research and development                          268,115          121,913
   General and administrative                        737,254          563,784
                                                 -----------      -----------
         Total operating expenses                  1,993,258        1,447,989
                                                 -----------      -----------
Operating income                                   1,333,551          384,540
                                                 -----------      -----------
Other income                                         166,287           16,319
Interest expense                                     (18,974)         (30,470)
                                                 -----------      -----------
Income before income taxes                         1,480,864          370,389

Income tax expense                                   523,000             --
                                                 -----------      -----------
Net income                                       $   957,864      $   370,389
                                                 ===========      ===========
Net income per common and common
  share equivalent:
   Basic                                         $      0.20      $      0.09
                                                 ===========      ===========
   Fully diluted                                 $      0.19      $      0.09
                                                 ===========      ===========
Shares used in computing net income per common
  and common share equivalent:
   Basic                                           4,680,885        4,103,842
                                                 ===========      ===========
   Fully diluted                                   4,970,595        4,304,861
                                                 ===========      ===========
   Dividends per share                           $      --        $      --
                                                 ===========      ===========

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings

                                                          Unaudited
                                                   For the Six Months Ended:
                                                Dec. 31, 1997   Dec. 31, 1996
                                                (Current Year) (Preceding Year)
                                                 ------------    ------------
Net sales                                        $ 17,083,103    $ 10,379,363

Costs of goods sold                                10,888,697       7,053,287
                                                 ------------    ------------
   Gross profit                                     6,194,406       3,326,076
                                                 ------------    ------------
Operating expenses
   Marketing, including sales commissions           1,927,855       1,430,410
   Research and development                           456,883         230,253
   General and administrative                       1,378,559       1,067,960
                                                 ------------    ------------
         Total operating expenses                   3,763,297       2,728,623
                                                 ------------    ------------
Operating income                                    2,431,109         597,453
                                                 ------------    ------------
Other income                                          227,914          35,386
Interest expense                                      (43,560)        (52,922)
                                                 ------------    ------------
Income before income taxes                          2,615,463         579,917

Income tax expense                                    898,000            --
                                                 ------------    ------------

Net income                                       $  1,717,463    $    579,917
                                                 ============    ============
Net income per common and common
  share equivalent:
   Basic                                         $       0.39    $       0.14
                                                 ============    ============
   Fully diluted                                 $       0.36    $       0.14
                                                 ============    ============
Shares used in computing net income per common
  and common share equivalent:
   Basic                                            4,427,019       4,103,516
                                                 ============    ============
   Fully diluted                                    4,741,123       4,287,705
                                                 ============    ============
   Dividends per share                           $       --      $       --
                                                 ============    ============

See accompanying notes to consolidated condensed financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended:
                     December 31, 1997 and December 31, 1996

                                                            Unaudited
                                                       1997            1996
                                                   ------------    ------------
Cash Flows from operating activities:
   Net income                                      $  1,717,463    $    579,917
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization of
         property, plant and equipment                  639,525         643,301
         Deferred income taxes                           94,943            --
       Amortization of intangibles                        2,320           2,359
       Changes in:
         Receivables                                   (592,952)        (67,169)
         Refundable income taxes                           --           320,945
         Inventories                                 (2,150,536)       (437,349)
         Prepaid expenses                                 2,909          49,418
         Accounts payable                               582,120         379,690
         Accrued expenses                               551,419         258,931
         Income taxes payable                          (356,445)           --
         Customer advance payments                      (99,339)        498,350
         Other assets                                      --           (53,418)
                                                   ------------    ------------
         Net cash provided by
          operating activities                          391,427       2,174,975
                                                   ------------    ------------
Cash flows from investing activities:
   Capital expenditures                                (970,165)       (463,865)
   Purchase of Short-term investments                (7,574,967)           --
                                                   ------------    ------------
         Net cash used in investing activities       (8,545,132)       (463,865)
                                                   ------------    ------------
Cash flows from financing activities:
   Principal payments on long-term debt                (682,058)       (243,899)
   Proceeds from issuance of common stock            20,225,650           5,500
                                                   ------------    ------------
         Net cash provided by (used in)
          financing activities                       19,543,592        (238,399)
                                                   ------------    ------------
         Net increase in cash
          and cash equivalents                       11,389,887       1,472,711

Cash and cash equivalents at beginning of period      3,807,004       1,739,569
                                                   ------------    ------------
Cash and cash equivalents at end of period         $ 15,196,891    $  3,212,280
                                                   ============    ============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
   Cash Paid During the Period For:
     Interest                                      $     54,494    $     49,657
                                                   ============    ============
     Income taxes                                  $  1,142,285    $       --
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 1997, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's fiscal 1997 Annual Report to Stockholders. The result of operations for the three months and six months ended December 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998, or any future interim period.

The income tax rates of 33 - 35% utilized for interim financial statement purposes for the three months and six months ended December 31, 1997 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1:   Inventories

          Inventories at December 31, 1997 and June 30, 1997 are summarized as follows:

                                                   Dec. 31            June 30
                                                 -----------        -----------

               Raw Materials                     $ 3,816,232        $ 3,684,807
               Work in process                     4,750,077          3,072,231
               Finished Goods                      1,320,234            978,969
                                                 -----------        -----------
                                                 $ 9,886,543        $ 7,736,007
                                                 ===========        ===========



NOTE 2:   Property, Plant and Equipment

          Property, plant and equipment at December 31, 1997 and June 30, 1997 are summarized as follows:

                                                    Dec. 31           June 30
                                                  -----------       -----------

               Land and Land improvements         $ 1,362,050       $ 1,362,050
               Buildings and improvements           5,164,178         5,129,221
               Machinery and equipment             24,524,110        23,588,902
                                                  -----------       -----------
                                                  $31,050,338       $30,080,173
                                                  ===========       ===========

NOTE 3:   Long-Term Debt

          Long-term debt at December 31, 1997 and June 30, 1997 is comprised of the following:

                                                    Dec. 31           June 30
                                                  -----------       -----------

               Term Loan                          $      ---        $   680,001

               Capitalized lease obligations             ---              2,057
                                                  -----------       -----------

                                                  $      ---        $   682,058

               Less Current Installments                 ---            228,723
                                                  -----------       -----------
                                                  $      ---        $   453,335
                                                  ===========       ===========

NOTE 4:   Net Income Per Share

          Net income per share is computed based on the weighted average number of common shares and common stock options (using the treasury stock method) outstanding in accordance with the requirements of FASB Statement No. 128 "Earnings Per Share."

          The following table sets forth the computation of basic and fully diluted earnings per share:

                                             Three Months Ended         Six Months Ended
                                           -----------------------   -----------------------
                                            Dec. 31      Dec. 31      Dec. 31      Dec. 31
                                              1997         1996         1997         1996
                                           ----------   ----------   ----------   ----------
Numerator:

Net income available to
   common stockholders                     $  957,864   $  370,389   $1,717,463   $  579,917
                                           ==========   ==========   ==========   ==========
Denominator:

Denominator for basic net income
  per share:
     Weighted average shares outstanding    4,680,885    4,103,842    4,427,019    4,103,516
                                           ==========   ==========   ==========   ==========
Denominator for fully diluted net income
  per share:
     Weighted average shares outstanding    4,680,885    4,103,842    4,427,019    4,103,516
     Common stock options                     289,710      201,019      314,104      184,199
                                           ----------   ----------   ----------   ----------
     Weighted average shares
      and conversions                       4,970,595    4,304,861    4,741,123    4,287,705
                                           ==========   ==========   ==========   ==========

          Options to purchase 245,940 shares at market prices ranging from $4.125 to $19.875 were outstanding during the quarter but were not included in the computation of fully diluted earnings per share because the options are not yet exercisable.

NOTE 5:   Income Taxes

          Deferred tax assets and liabilities at December 31, 1997 and June 30, 1997 are summarized as follows:

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
                                                    ===========     ===========

          The valuation allowance for the deferred tax assets as of December 31, 1997 and June 30, 1997 was $468,928 and $583,104, respectively. The net change in the total valuation allowance for the six months ended December 31, 1997 was a decrease of $114,176. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997.

NOTE 6:   Research and Development Costs

          Research and development costs are charged to expense as incurred. The Company receives fees under a technology development contract and such fees are recorded as a reduction of research and development costs as work is performed pursuant to the related contract and as defined milestones are attained. Net research and development expenses for the six months ended December 31, 1997 and 1996 are summarized as follows:

                                                           Dec. 31      Dec. 31
                                                             1997         1996
                                                           --------     --------

          Gross research and development expenses          $638,193     $385,978

          Technology development contract fees              181,310      155,725
                                                           --------     --------
            Research and development expense               $456,883     $230,253
                                                           ========     ========

Item 2.

Management's Discussion and Analysis of Financial and Results of Operations

Management's discussion and analysis reviews the Company's operating results for the three months and six months ended December 31, 1996 and 1997 and its financial condition at December 31, 1997. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of December 31 and June 30, 1997 and the consolidated results of operations and cash flows of the Company for the six months ended December 31, 1997 and 1996.

Operations for the second quarter of fiscal 1998 were highlighted by continuing escalation of commercial Wireless sales, a resurgence of Defense Electronics sales and a significant improvement in net income over the second quarter of fiscal 1997.

Net Sales for the first quarter ended December 31, 1997 were $9,362,000, up 76%, from net sales of $5,314,000 for the same period in fiscal 1997, while net sales for the first six months of fiscal 1998 were $17,083,000, up 65% over sales of $10,379,000 for the first six months in the previous year. The Company recorded earnings of $958,000 for the second quarter of fiscal 1998, compared to net earnings of $370,000 for the same quarter in fiscal 1997, while earnings for the first six months ended December 31, 1997 amounted to $1,717,000, an increase of 196% over earnings of $580,000 for the first half of fiscal 1997.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements as a percentage of net sales.

                                        Three Months Ended   Six Months Ended
                                        ------------------   ----------------
                                        Dec. 31   Dec. 31    Dec. 31   Dec. 31
                                          1997      1996       1997      1996
                                         ------    ------     ------    ------
Net sales                                 100.0%    100.0%     100.0%    100.0%
Cost of sales                              64.5      65.5       63.7      68.0
                                         ------    ------     ------    ------
     Gross profit                          35.5      34.5       36.3      32.0
                                         ------    ------     ------    ------
Operating expenses
     Marketing                             10.5      14.4       11.3      13.8
     Research and development               2.9       2.3        2.7       2.2
     General and administrative             7.9      10.6        8.1      10.3
                                         ------    ------     ------    ------
              Total operating expenses     21.3      27.3       22.1      26.3
                                         ------    ------     ------    ------
Operating income                           14.2       7.2       14.2       5.7

Other income (expense)                      1.6      (0.2)       1.1      (0.1)
                                         ------    ------     ------    ------
Income before income taxes                 15.8       7.0       15.3       5.6
Income tax expense                          5.6       0.0        5.3       0.0
                                         ------    ------     ------    ------
     Net income                            10.2%      7.0%      10.0%      5.6%
                                         ======    ======     ======    ======

The following table summarizes the Company's net sales by various product lines for the periods indicated. Amounts are in thousands.

                                     Three Months Ended       Six Months Ended
                                     ------------------      -------------------
                                     Dec. 31     Dec. 31     Dec. 31     Dec. 31
                                       1997        1996        1997        1996
                                     -------     -------     -------     -------

Wireless                             $ 4,013     $ 1,566     $ 7,612     $ 2,428
Satellite Communications               2,317       1,737       3,813       4,214
Defense Electronics                    3,032       2,011       5,658       3,737
                                     -------     -------     -------     -------

                                     $ 9,362     $ 5,314     $17,083     $10,379
                                     =======     =======     =======     =======

Three Months Ended December 31, 1997 Compared To Three Months Ended December 31, 1996

Net Sales. Net sales increased 76.0% to $9.4 million for the three months ended December 31, 1997 from $5.3 million for the second quarter of the previous year. This increase was led by a 156% increase in sales of Wireless products, a 51% rise in sales of Defense Electronic products and a 33% increase in shipments of Satellite Communications products during the current second quarter compared to the second quarter of fiscal 1997. The increase in sales of Wireless products, which consist of catalog surface mount and custom components for use in building wireless base station equipment, was due to continuing strong demand by the major wireless base station OEM's. Sales of Satellite Communications products, which consist of custom multilayer components such as butler matrixes and beamforming networks for commercial and military communication satellites, rose 33% over the second quarter last year due to shipments on two programs for Harris Corp. and Hughes Space and Communications International Inc. totaling over $900,000 which had been delayed in the previously completed first quarter. Sales of Defense Electronics products, which consist of Digital Frequency Discriminators, ("DFD's"), Digital RF Memories ("DRFM's"), ESM receivers and Microwave Integrated Circuit Components ("MIC's"), rose 51% to $3.0 million for the three months ended December 31, 1997 compared to $2.0 million for the second quarter of last year as a result of the first full quarter of shipments of DRFMs for foreign sales of the Airborne Self Protection Jammer ("ASPJ") system.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs and test costs. Cost of sales rose 73.3% to $6.0 million (64.5% of net sales) for the second quarter ended December 31, 1997 from $3.5million (65.5% of net sales) for the second quarter of fiscal 1996. Gross profit was 35.5% of net sales for the three months ended December 31, 1997 compared to 34.5% of net sales for the same period in fiscal 1997. The improvement in gross profit was due to continuing economies of scale in the Wireless group resulting from the higher sales volume.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 29.6% to $988,000 (10.5% of net sales) for the three months ended December 31, 1997 from $668,000 (14.4% of net sales) for the three months ended December 31, 1996. The increase is a result of higher commission and advertising expenses related to increased sales volume and further development of the marketing organization to support the Company's expanding commercial markets.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Gross research and development costs are reduced by expense reimbursements received under a Technology Reinvestment Program through Raytheon, for the Advance Research Project Agency of the United States Government. Net research and development expenses increased 120.0% to $268,000 (2.9% of net sales) for the three months ended December 31, 1997, from $122,000 (2.3% of net sales) for the three months ended December 31, 1996. Research and development expenses expanded to support the increased development expenses expanded to support the increased development of wireless infrastructure products.

General and Administrative. General and administrative expenses increased 30.8% to $737,000 (7.9% of net sales) for the three months ended December 31, 1997 compared to $564,000 (10.6% of net sales) for the three months ended December 31, 1996. General and administrative expense increased due to the hiring of additional employees, increased staffing levels, higher professional fees and increased compensation levels for existing personnel.

Other income. Other income is primarily interest income received on invested cash balances. Other income increased 919.0% to $166,000 (1.8% of net sales) for the three months ended December 31, 1997 from $16,000 (0.3% of net sales) for the three months ended December 31, 1996, due to a higher level of investable cash balances in the current year as a reuslt of the public offering completed in November 1997.

Interest Expense. Interest expenses represents interest paid on the Company's outstanding term loan and letter of credit. Interest expenses decreased 37.7% to $19,000 (0.2% of net sales) for the three months ended December 31, 1997 from $30,000 (0.6% of net sales) for the three months ended December 31, 1996.

Income Taxes. Income tax expense for the three months ended December 31, 1997 was $523,000 (5.6% of net sales), an effective tax rate of 35.3%. The Company incurred no income tax for the three months ended December 31, 1996 due to the utilization of the remainder of its available loss carryforwards and substantially all of its available tax credits in fiscal 1997.

Six Months Ended December 31, 1997 Compared To Six Months Ended December 31,
1996

Net Sales. Net sales increased 65.0% to $17.1 million for the six months ended December 31, 1997 from $10.4 million for the first half of the previous year. This increase resulted from a 214% rise in sales of wireless commercial products and a 51% increase in shipments of Defense Electronics products during the period compared to the first half of fiscal 1997. Wireless sales have risen due mainly to the demand from the major basestation infrastructure OEMs, while Defense Electronic sales have rebounded from fiscal 1997 levels due to the first production shipments of DRFMs for the foreign sales of the "ASPJ" program. During this same six month period shipments of Satellite Communication products decline 10% from $4.2 million in the first half of fiscal 1997 to $3.8 million in the first half of fiscal 1998. This small decline was due to the completion of the production portion of the Iridium beamformer program in the latter part of fiscal 1997.

Gross Profit. Gross profit for the first six months of fiscal 1998 was $6.2 million (36.3% of net sales) up from $3.3 million (32.0% of net sales) for the first six months of fiscal 1997. This improvement is a result of the 65.0% increase in sales volume which resulted in significant economies of scale in the manufacturing operations.

Marketing Expense. Marketing expense increased 34.8% to $1.9 million (11.3% of net sales) for the first six months of fiscal 1998 from $1.4 million (13.8% of net sales) for the first six months of fiscal 1997. This increase is a result of the higher sales volume which generated larger commission expense and an increase in advertising expenditures for commercial business. Additionally, the Company is expanding its Marketing organization to support the expanding order volume.

Research and Development. Research and development expense rose 98.3% to $456,000 (2.7% of net sales) in the first half of fiscal 1998 from $230,000 (2.2% of net sales) for the first half of fiscal 1997. Research and development expenditures are expanding to support further development of wireless infrastructure products and expanding satellite communications opportunities.

General and Administrative. General and administrative expense increased 29.1% to $1.4 million (8.0% of net sales) for the six months ended December 31, 1997 from $1.1 million (10.3% for net sales) for the six months ended December 31, 1996. General and administrative expense has increased due to the hiring additional personnel and rise in professional fees due to the growth of the Company.

Other income. Other income increased 544.1% to $228,000 (1.3% of net sales) for the first six months of fiscal 1998 from $35,000 (0.3% of net sales) for the first six months of fiscal 1997, due to the large increase in investable cash resulting from the public offering completed by the Company during the just finished second quarter.

Interest Expense. Interest expense fell 17.7% to $44,000 (0.3% of net sales) during the six months ended December 31, 1997 from $53,000 (0.5% of net sales) for the six months ended December 31, 1996, due to the continuing decline in Company debt balances.

Income Taxes. Income tax expense for the first six months of fiscal 1998 was $898,000 (5.3% of net sales), an effective tax rate of 34.3%. The Company had no tax expense in the first six months of fiscal 1997 due to the utilization of remaining loss carry forwards and tax credits.

Liquidity and Capital Resources

During the second quarter end December 31, 1997 the Company completed a secondary public offering of common stock. This offering resulted in the sale of 1,165,450 new shares and provided net proceeds to the Company after underwriters fees and offering expenses of $19,750,000.

Net cash provided by operations for the six months ended December 31, 1997 and the six months ended December 31, 1996 were $391,000 and $2,175,000, respectively. The positive flow from operations in both the first six months of fiscal 1998 and 1997 was due primarily to the profit attained in both years. The relatively lower level of cash provided by operations in the first six months of fiscal 1998, compared to the first six months of fiscal 1997, resulted primarily from increases in inventory levels due to the higher production levels.

Net cash used in investing activities consists of funds from the public offering which were use to purchase short-term investment and capital equipment expenditures. Capital equipment additions in the six months end December 31, 1997 and the six months ended December 31, 1996 were $970,000 and $464,000, respectively.

These capital investments primarily consisted of equipment needed to further automate production for the Company's new Wireless and Satellite Communications products, as well as test and production equipment for the initial production of the ASPJ program.

Cash provided by financing activities for the six months ended December 31, 1997 was, $19,544,000 and consisted of funds generated from the Company's public stock offering and the exercise of Company incentive stock options. Of these funds, $682,000 was used to pay-off the balance on the Company's term loan at the end of December. Cash used in Financing activities for the six months ended December 31, 1996 was $464,000 and consisted of payments on the Company's term loan and capitalized lease obligations.

During the remainder of fiscal 1998, the Company's major cash requirements will be for additions to capital equipment and inventory growth. Capital equipment additions for the current year have been budgeted at $1,750,000 and, through the first six months of fiscal 1998, approximately $970,000 has been expended, all of which was funded by cash generated from operations. Capital equipment additions for the remainder of fiscal 1998 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

During December, 1997 the Company renegotiated its credit facility with its bank, increasing the size of the facility and obtaining more favorable terms. The new credit facility is an unsecured $10,000,000 working capital revolving line of credit bearing interest at prime and maturing December 31, 2000.

The terms of the credit facility require maintenance of a minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the respective agreements. The Company was in compliance with all restrictions and covenants at December 31, 1997.

The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations and funds available under its credit facilities.

Recently issued Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share (statement 128), beginning with the second quarter of fiscal 1998. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share. Adoption of statement 128 did not have a material effect on the Company's operating results.

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

Item 4.             Submission of Matters to a vote of Security Holders

                    The Company's annual shareholders' meeting was held on November 10, 1997, at which time the election of Directors was conducted. The following named individuals were nominated and elected Directors of the Company:

                    Hugh A. Hair                   Herbert I. Corkin
                    Carl W. Gerst, Jr.             Abraham Manber
                    Lawrence A. Sala               Dale F. Eck
                                         David Wilemon

Item 6.             Exhibits and Reports on Form 8-K

Item 6(a)           Exhibits

Exhibit No. 10.13   Credit Facility Agreement dated as of December 23, 1997
                    between the Company and Manufacturers and Traders Trust
                    Company, together with the Revolving Credit Note dated
                    December 23, 1997 executed by the Company to Manufacturers and Traders Trust Company.

Exhibit No. 27      Financial Data Schedule for the six month period ended
                    December 31, 1997.


Item 6(b)           Reports on Form 8K

The registrant was not required to file an 8-K during the current fiscal period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Anaren Microwave, Inc.
                                        (Registrant)

Date:  February 10, 1998                S/Lawrence A. Sala
                                        ------------------
                                        President & Chief Executive Officer

Date:  February 10, 1998                S/Joseph E. Porcello
                                        --------------------
                                        Vice President of Finance & Controller