Form 10-Q
period 1998-03-31
ANAREN MICROWAVE INC
filed 1998-05-13
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

      The number of shares of Registrant's Common Stock outstanding on May 5, 1998 was 5,561,092.

                             ANAREN MICROWAVE, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------
   Item 1.  Financial Statement (Unaudited)

            Consolidated Condensed Balance Sheets                           3
            March 31, 1998 and June 30, 1997

            Consolidated Condensed Statements of Earnings                   4
            Three months ended March 31, 1998 and
            March 31, 1997

            Consolidated Condensed Statements of Earnings                   5
            Nine months ended March 31, 1998 and
            March 31, 1997

            Consolidated Condensed Statements of Cash Flows -               6
            Nine months ended March 31, 1998 and
            March 31, 1997

            Notes to Consolidated Condensed Financial                       7
            Statements - March 31, 1998


   Item 2.  Management's Discussion and Analysis                            10
            of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                16

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                        March 31, 1998 and June 30, 1997

                                                   Unaudited
                Assets                           Mar. 31, 1998     June 30, 1997
                ------                           -------------     -------------
Current assets:
    Cash and cash equivalents                    $  8,685,176      $  3,807,004
    Short-term investments                         15,602,199              --
    Receivables, less allowance
      of $13,000                                    6,464,067         6,717,106
    Inventories                                    10,099,435         7,736,007
    Prepaid expenses                                  249,818           197,152
    Deferred income taxes, current                     85,781           532,054
                                                 ------------      ------------
                Total current assets               41,186,476        18,989,323

Property, plant and equipment                      31,614,859        30,080,173
    Less accumulated depreciation
      and amortization                            (24,091,417)      (23,110,872)
                                                 ------------      ------------
                Net property, plant
                  and equipment                     7,523,442         6,969,301

Other assets, net                                        --              13,919
                                                 ------------      ------------

                                                 $ 48,709,918      $ 25,972,543
                                                 ============      ============
    Liabilities and Stockholders'
      Equity
Current liabilities:
    Current installments of
        long-term debt                           $       --        $    228,723
    Accounts payable                                1,776,465         1,500,863
    Income taxes payable                               89,290           493,553
    Accrued expenses                                1,148,549           719,416
    Customer advance payments                         435,303         1,003,539
                                                 ------------      ------------
                Total current
                  liabilities                       3,449,607         3,946,094

Postretirement benefit obligation                   1,181,276         1,181,276
Long-term debt, less current
  installments                                           --             453,335
Deferred income taxes                                  85,781            64,508
                                                 ------------      ------------
                Total liabilities                   4,716,664         5,645,213
                                                 ------------      ------------

Stockholders' equity:
    Common stock of $.01 par value
      Authorized 12,000,000 shares;
      issued 6,451,366 shares
      at March 31, 1998 and
      5,012,116 shares
      at June 30, 1997                                 64,514            50,121
    Additional paid-in capital                     36,347,041        15,584,262
    Retained earnings                               9,593,776         6,705,024
                                                 ------------      ------------
                                                   46,005,331        22,339,407
    Less cost of 892,274 shares
      in treasury at March 31, 1998
      and June 30, 1997                            (2,012,077)       (2,012,077)
                                                 ------------      ------------
                Total stockholders'
                  equity                           43,993,254        20,327,330
                                                 ------------      ------------
                                                 $ 48,709,918      $ 25,972,543
                                                 ============      ============


See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings

                                                          Unaudited
                                                  For the Three Months Ended:
                                                Mar. 31, 1998    Mar. 31, 1997
                                                (Current Year   (Preceding Year)
                                                -------------   ----------------

Net sales                                        $ 9,951,100      $ 6,059,502

Costs of goods sold                                6,291,273        3,995,195
                                                 -----------      -----------
        Gross profit                               3,659,827        2,064,307
                                                 -----------      -----------

Operating expenses
        Marketing, including sales
          commissions                              1,017,164          895,667
        Research and development                     368,042          149,548
        General and administrative                   748,984          562,119
                                                 -----------      -----------
              Total operating expenses             2,134,190        1,607,334
                                                 -----------      -----------

Operating income                                   1,525,637          456,973
                                                 -----------      -----------
Other income                                         340,294           27,701
Interest expense                                     (13,642)         (19,941)
                                                 -----------      -----------

Income before income taxes                         1,852,289          464,733

Income tax expense                                   681,000             --
                                                 -----------      -----------

Net income                                       $ 1,171,289      $   464,733
                                                 ===========      ===========

Net income per common and common
  share equivalent:
        Basic                                    $      0.21      $      0.11
                                                 ===========      ===========
        Fully diluted                            $      0.20      $      0.11
                                                 ===========      ===========


Shares used in computing net income per
  common and common share equivalent:
        Basic                                      5,540,056        4,106,131
                                                 ===========      ===========
        Fully diluted                              5,737,734        4,354,406
                                                 ===========      ===========

Dividends per share                                 $   --           $   --
                                                    ========         ========

See accompanying notes to consolidated financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings

                                                          Unaudited
                                                   For the Nine Months Ended:
                                                 Mar. 31, 1998    Mar. 31, 1997
                                                (Current Year)  (Preceding Year)
                                                --------------  ----------------

Net sales                                        $ 27,034,203     $ 16,438,865

Costs of goods sold                                17,179,970       11,048,482
                                                 ------------     ------------
        Gross profit                                9,854,233        5,390,383
                                                 ------------     ------------

Operating expenses
        Marketing, including sales
          commissions                               2,945,019        2,326,077
        Research and development                      824,925          379,801
        General and administrative                  2,127,543        1,630,079
                                                 ------------     ------------
              Total operating expenses              5,897,487        4,335,957
                                                 ------------     ------------

Operating income                                    3,956,746        1,054,426
                                                 ------------     ------------

Other income                                          568,208           63,087
Interest expense                                      (57,202)         (72,863)
                                                 ------------     ------------

Income before income taxes                          4,467,752        1,044,650

Income tax expense                                  1,579,000             --
                                                 ------------     ------------

Net income                                       $  2,888,752     $  1,044,650
                                                 ============     ============

Net income per common and common
  share equivalent:
        Basic                                    $       0.60     $       0.25
                                                 ============     ============
        Fully diluted                            $       0.57     $       0.24
                                                 ============     ============


Shares used in computing net income
  per common and common share equivalent:
        Basic                                       4,792,615        4,104,375
                                                 ============     ============
        Fully diluted                               5,067,910        4,309,933
                                                 ============     ============

Dividends per share                                 $    --          $    --
                                                    =========        =========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               Nine Months Ended:
                        March 31, 1998 and March 31, 1997

                                                            Unaudited
                                                        -------------------
                                                        1998           1997
                                                        ----           ----
Cash Flows from operating activities:
     Net income                                    $  2,888,752    $  1,044,650
     Adjustments to reconcile net income
       to net cash provided by
       operating activities:
         Depreciation and amortization of
           property, plant and equipment                980,545         940,054
         Deferred income taxes                          467,546            --
         Amortization of intangibles                     13,919           3,518
         Changes in:
           Receivables                                  253,039        (538,070)
           Refundable income taxes                         --           320,945
           Inventories                               (2,363,428)     (1,122,241)
           Prepaid expenses                             (52,666)         43,504
           Accounts payable                             275,602         769,974
           Accrued expenses                             429,133         106,028
           Income taxes payable                        (404,263)           --
           Customer advance payments                   (568,236)        902,627
           Other assets                                    --           (53,418)
                                                   ------------    ------------
             Net cash provided by
               operating activities                   1,919,943       2,417,571
                                                   ------------    ------------

Cash flows from investing activities:
     Capital expenditures                            (1,534,686)       (664,917)
     Purchase of short-term investments             (15,602,199)           --
                                                   ------------    ------------
             Net cash used in
               investing activities                 (17,136,885)       (664,917)
                                                   ------------    ------------

Cash flows from financing activities:
     Principal payments on long-term debt              (682,058)       (266,184)
     Proceeds from issuance of common stock          20,777,172          22,750
                                                   ------------    ------------
             Net cash provided by (used in)
               financing activities                  20,095,114        (243,434)
                                                   ------------    ------------

             Net increase in cash
               and cash equivalents                   4,878,172       1,509,220

Cash and cash equivalents at beginning
  of period                                           3,807,004       1,739,569
                                                   ------------    ------------
Cash and cash equivalents at end of period         $  8,685,176    $  3,248,789
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                    $     68,436    $     59,011
                                                   ============    ============
       Income taxes                                $  1,515,625    $       --
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 1997, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's fiscal 1997 Annual Report to Stockholders. The result of operations for the three months and nine months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998, or any future interim period.

The income tax rates of 35 - 37% utilized for interim financial statement purposes for the three months and nine months ended March 31, 1998 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1:     Inventories

            Inventories at March 31, 1998 and June 30, 1997 are summarized as follows:

                                                Mar. 31            June 30
                                                -------            -------

                  Raw materials               $ 4,164,535        $ 3,684,807
                  Work in process               4,630,864          3,072,231
                  Finished goods                1,304,036            978,969
                                              -----------        -----------
                                              $10,099,435        $ 7,736,007
                                              ===========        ===========

NOTE 2:     Property, Plant and Equipment

            Property, plant and equipment at March 31, 1998 and June 30, 1997 are summarized as follows:

                                                Mar. 31            June 30
                                                -------            -------

             Land and land improvements       $ 1,362,050        $ 1,362,050
             Buildings and improvements         5,199,482          5,129,221
             Machinery and equipment           25,053,327         23,588,902
                                              -----------        -----------
                                              $31,614,859        $30,080,173
                                              ===========        ===========

NOTE 3:     Long-Term Debt

            Long-term debt at March 31, 1998 and June 30, 1997 is comprised of the following:

                                                    Mar. 31           June 30
                                                    -------           -------

              Term loan                             $   --           $680,001

              Capitalized lease obligations             --              2,057
                                                    --------         --------

                                                    $   --           $682,058

              Less current installments                 --            228,723
                                                    --------         --------
                                                    $   --           $453,335
                                                    ========         ========

NOTE 4:     Net Income Per Share

            Net income per share is computed based on the weighted average number of common shares and common stock options (using the treasury stock method) outstanding in accordance with the requirements of FASB Statement No. 128 "Earnings Per Share."

            The following table sets forth the computation of basic and fully diluted earnings per share:


                                      Three Months Ended        Nine Months Ended
                                      ------------------        -----------------
                                     Mar. 31      Mar. 31      Mar. 31      Mar. 31
Numerator:                              1998         1997         1998         1997
---------                               ----         ----         ----         ----
Net income available to
  common stockholders             $1,171,289   $  464,733   $2,888,752   $1,044,650
                                  ==========   ==========   ==========   ==========

Denominator:

Denominator for basic
  net income per share:
    Weighted average
      shares outstanding           5,540,056    4,106,131    4,792,615    4,104,375
                                  ==========   ==========   ==========   ==========

Denominator for fully
  diluted net income per share:
    Weighted average
      shares outstanding           5,540,056    4,106,131    4,792,615    4,104,375
    Common stock options             197,678      248,275      275,295      205,558
                                  ----------   ----------   ----------   ----------
    Weighted average shares
      and conversions              5,737,734    4,354,406    5,067,910    4,309,933
                                  ==========   ==========   ==========   ==========

            Options to purchase 246,500 shares at market prices ranging from $4.125 to $19.875 were outstanding during the quarter but were not included in the computation of fully diluted earnings per share because the options are not yet exercisable.

NOTE 5:     Income Taxes

            Deferred tax assets and liabilities at March 31, 1998 and June 30, 1997 are summarized as follows:

                                                   Mar. 31            June 30
                                                   -------            -------

        Gross deferred tax assets                $ 1,264,279        $ 1,889,632
        Less valuation allowance                     420,109            583,104
                                                 -----------        -----------
        Net deferred tax assets                      844,170          1,306,528

        Gross deferred tax liabilities              (844,170)          (838,982)
                                                 -----------        -----------
        Net deferred taxes                       $      --          $   467,546

        Presented as:
          Current deferred tax asset                  85,781            532,054
          Long-term deferred tax liability           (85,781)           (64,508)
                                                 -----------        -----------
                                                 $      --          $   467,546
                                                 ===========        ===========

            The valuation allowance for the deferred tax assets as of March 31, 1998 and June 30, 1997 was $420,109 and $583,104, respectively. The net change in the total valuation allowance for the nine months ended March 31, 1998 was a decrease of $162,995. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 1998.

NOTE 6:     Research and Development Costs

            Research and development costs are charged to expense as incurred. The Company receives fees under a technology development contract and such fees are recorded as a reduction of research and development costs as work is performed pursuant to the related contract and as defined milestones are attained. Net research and development expense for the nine months ended March 31, 1998 and 1997 are summarized as follows:

                                                      Mar. 31         Mar. 31
                                                      -------         -------
                                                       1998            1997
                                                       ----            ----

       Gross research and development expenses      $1,055,310      $  632,756

       Technology development contract fees            230,385         252,955
                                                    ----------      ----------
         Research and development expense           $  824,925      $  379,801
                                                    ==========      ==========

Management's Discussion and Analysis of Financial and Results of Operations

Management's discussion and analysis reviews the Company's operating results for the three and nine months ended March 31, 1998 and 1997 and its financial condition at March 31, 1998. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of March 31, 1998 and June 30, 1997 and the consolidated results of operations and cash flows of the Company for the nine months ended March 31, 1998 and 1997.

Operations for the third quarter of fiscal 1998 were highlighted by continuing escalation of commercial Wireless sales, a resurgence of Defense Electronics sales and a significant improvement in net income over the third quarter of fiscal 1997.

Net Sales for the third quarter ended March 31, 1998 were $9,951,000, up 64%, from net sales of $6,060,000 for the same period in fiscal 1997, while net sales for the first nine months of fiscal 1998 were $27,034,000, up 64% over sales of $16,439,000 for the first nine months in the previous year. The Company recorded net earnings of $1,171,000 for the third quarter of fiscal 1998, compared to net earnings of $465,000 for the same quarter in fiscal 1997, while net earnings for the first nine months ended March 31, 1998 amounted to $2,889,000, an increase of 176% over net earnings of $1,045,000 for the first nine months of fiscal 1997.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements as a percentage of net sales.

                                         Three Months Ended    Nine Months Ended
                                         ------------------    -----------------
                                          Mar. 31   Mar. 31     Mar. 31  Mar. 31
                                            1998     1997        1998     1997
                                            ----     ----        ----     ----
Net sales                                  100.0%   100.0%       100.0%   100.0%
Cost of sales                               63.2     65.9         63.6     67.2
                                           -----    -----        -----    -----
  Gross profit                              36.8     34.1         36.4     32.8
                                           -----    -----        -----    -----

Operating expenses
  Marketing                                 10.2     14.8         10.9     14.2
  Research and development                   3.7      2.4          3.0      2.3
  General and administrative                 7.6      9.3          7.9      9.9
                                           -----    -----        -----    -----
          Total operating expenses          21.5     26.5         21.8     26.4
                                           -----    -----        -----    -----

Operating income                            15.3      7.6         14.6      6.4

Other income (expense)                       3.3      0.1          1.9     (0.1)
                                           -----    -----        -----    -----
Income before income taxes                  18.6      7.7         16.5      6.3
Income tax expense                           6.8      0.0          5.8      0.0
                                           -----    -----        -----    -----
  Net income                                11.8%     7.7%        10.7%     6.3%
                                           =====    =====        =====    =====

The following table summarizes the Company's net sales by various product lines for the periods indicated. Amounts are in thousands.

                                      Three Months Ended      Nine Months Ended
                                      ------------------      -----------------
                                      Mar. 31     Mar. 31    Mar. 31     Mar. 31
                                       1998        1997       1998        1997
                                       ----        ----       ----        ----
Wireless                             $ 4,408     $ 2,123     $12,020     $ 4,551
Satellite Communications               2,324       1,913       6,137       6,127
Defense Electronics                    3,219       2,024       8,877       5,761
                                     -------     -------     -------     -------

                                     $ 9,951     $ 6,060     $27,034     $16,439
                                     =======     =======     =======     =======

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

Net Sales. Net sales for the three months ended March 31, 1998 were $9.9 million, up 64% from net sales of $6.1 million for the third quarter of the previous year. This increase was led by a 108% rise in the shipment of Wireless products, a 59% increase in sales of Defense Electronics products and a 21% increase in shipments of Satellite Communications products. The increase in sales of Wireless products, which consist of catalog surface mount and custom components for use in building wireless base station equipment, was due to continuing strong demand by the major wireless base station OEM's for the company's custom products. Sales of Satellite Communications products, which consist of custom multilayer components such as butler matrixes and beamforming networks for commercial and military satellites, rose 21% over the third quarter last year due to initial shipments in the quarter of beamformers to Loral Space and Communications, Ltd. for the Globalstar program, as well as continued shipments to Lockheed Martin Corporation on the ACeS program and a program for Hughes Space and Communications International, Inc. Sales of Defense Electronics products, which consist of Digital Frequency Discriminators, ("DFD's"), Digital RF Memories (DRFM's"), ESM receivers and Microwave Integrated Circuit Components ("MIC's"), rose 59% to $3.2 million for the three months ended March 31, 1998 compared to $2.0 million for the third quarter of last year as a result of shipments of DRFMs for foreign sales of the Airborne Self Protection Jammer ("ASPJ") system, which first entered full production during the second quarter of fiscal 1998.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs and test costs. Cost of sales rose 57.5% to $6.3 million (63.2% of net sales) for the third quarter ended March 31, 1998 from $4.0 million (65.9% of net sales) for the third quarter of fiscal 1997. Gross profit was 36.8% of net sales for the three months ended March 31, 1998 compared to 34.1% of net sales for the same period in fiscal 1997. The improvement in gross profit was due to continuing economies of scale in the Wireless and Defense Electronics groups resulting from the higher sales volume.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 13.5% to $1,017,000 (10.2% of net sales) for the three months ended March 31, 1998 from $896,000 (14.8% of net sales) for the three months ended March 31, 1997. The increase is a result of higher commission and advertising expenses related to increased sales volume and further development of the marketing organization to support the Company's expanding commercial markets.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Gross research and development costs are reduced by expense reimbursements received under a Technology Reinvestment Program through Raytheon, for the Advance Research Project Agency of the United States Government. Net research and development expenses increased 145% to $368,000 (3.7% of net sales) for the three months ended March 31, 1998 from $150,000
(2.4% of net sales) for the three months ended March 31, 1997. Research and development expenses expanded to support the increased development opportunities for wireless infrastructure and satellite communications products.

General and Administrative. General and administrative expenses increased 33.3% to $749,000 (7.6% of net sales) for the three months ended March 31, 1998 compared to $562,000 (9.3% of net sales) for the three months ended March 31, 1997. General and administrative expense increased due to the hiring of additional employees, increased staffing levels, higher professional fees and increased compensation levels for existing personnel.

Other income. Other income is primarily interest income received on invested cash balances. Other income increased to $340,000 (3.4% of net sales) for the three months ended March 31, 1998 from $28,000 (0.3% of net sales) for the three months ended March 31, 1997, due to a higher level of investable cash balances in the current year as a result of the public offering completed in November 1997.

Interest Expense. Interest expense represents interest paid on the Company's outstanding term loan and letter of credit. Interest expenses decreased 30% to $14,000 (0.1% of net sales) for the three months ended March 31, 1998 from $20,000 (0.3% of net sales) for the three months ended March 31, 1997.

Income Taxes. Income tax expense for the three months ended March 31, 1998 was $681,000 (6.8% of net sales), an effective tax rate of 36.8%. The Company incurred no income tax for the three months ended March 31, 1997 due to the utilization of the remainder of its available loss carryforwards and substantially all of its available tax credits in fiscal 1997.

Nine Months Ended March 31, 1998 Compared to Nine months Ended March 31, 1997.

Net Sales. Net sales increased 64.6% to $27.0 million for the nine months ended March 31, 1998 from $16.4 million for the first nine months of the previous year. This increase resulted from a 164% rise in sales of wireless commercial products and a 54% increase in shipments of Defense Electronics products during the period compared to the first nine months of fiscal 1997. Wireless sales have risen due to the escalating demand from the major basestation infrastructure OEMs, while Defense Electronic sales have rebounded from fiscal 1997 levels due to the first production shipments of DRFMs for the foreign sales of the "ASPJ" program. During this same nine month period shipments of Satellite Communication products were essentially flat compared to the first nine months of fiscal 1997.

Gross Profit. Gross profit for the first nine months of fiscal 1998 was $9.9 million (36.4% of net sales) up from $5.4 million (32.8% of net sales) for the first nine months of fiscal 1997. This improvement is a result of the 64.6% increase in sales volume which resulted in significant economies of scale in the Company's manufacturing operations.

Marketing Expense. Marketing expense increased 26.7% to $2.9 million (10.9% of net sales) for the first nine months of fiscal 1998 from $2.3 million (14.2% of net sales) for the first nine months of fiscal 1997. This increase is a result of the higher sales volume which generated larger commission expense and an increase in advertising expenditures for commercial business. Additionally, the Company is expanding its Marketing organization to support the expanding order volume.

Research and Development. Research and development expense rose 117% to $825,000 (3.0% of net sales) in the first nine months of fiscal 1998 from $380,000 (2.3% of net sales) for the first nine months of fiscal 1997. Research and development expenditures are expanding to support further development of wireless infrastructure products and expanding satellite communications opportunities.

General and Administrative. General and administrative expense increased 30.5% to $2.1 million (7.9% of net sales) for the nine months ended March 31, 1998 from $1.6 million (9.9% for net sales) for the nine months ended March 31, 1997. General and administrative expense has increased due to the hiring of additional personnel and rise in professional fees attributable to the growth of the Company.

Other income. Other income increased $505,000 to $568,000 (2.1% of net sales) for the first nine months of fiscal 1998, from $63,000 (0.4% of net sales) for the first nine months of fiscal 1997, due to the large increase in investable cash resulting from the public offering completed by the Company during the second quarter of the current fiscal year.

Interest Expense. Interest expense fell 21.9% to $57,000 (0.2% of net sales) during the nine months ended March 31, 1998 from $73,000 (0.5% of net sales) for the nine months ended March 31, 1997, due to the continuing decline in Company debt balances.

Income Taxes. Income tax expense for the first nine months of fiscal 1998 was $1,579,000 (5.8% of net sales), an effective tax rate of 35.3%. The Company had no tax expense in the first nine months of fiscal 1997 due to the utilization of remaining loss carry forwards and tax credits.

Liquidity and Capital Resources

During the second quarter ended December 31, 1997 the Company completed a secondary public offering of common stock. This offering resulted in the sale of 1,165,450 new shares and provided net proceeds to the Company after underwriters fees and offering expenses of $19,750,000.

Net cash provided by operations for the nine months ended March 31, 1998 and the nine months ended March 31, 1997 were $1,920,000 and $2,418,000, respectively. The positive flow from operations in both the first nine months of fiscal 1998 and 1997 was due primarily to the profit attained in both years. The relatively lower level of cash provided by operations in the first nine months of fiscal 1998, compared to the first nine months of fiscal 1997, resulted primarily from increases in inventory levels due to the higher production volume.

Net cash used in investing activities consists of funds from the public offering which were used to purchase short-term investment and capital equipment expenditures. Capital equipment additions in the nine months ended March 31, 1998 and the nine months ended March 31, 1997 were $1,535,000 and $665,000, respectively.

These capital investments consisted primarily of equipment needed to further automate production for the Company's new Wireless and Satellite Communications products, as well as test and production equipment for the initial production run of the ASPJ program.

Cash provided by financing activities for the nine months ended March 31, 1998 was, $20,095,000 and consisted of funds generated from the Company's public stock offering and the exercise of Company incentive stock options. Of these funds, $682,000 was used to pay-off the balance on the Company's term loan at the end of December. Cash used in financing activities for the nine months ended March 31, 1997 was $243,000 and consisted of, primarily, payments on the Company's term loan and capitalized lease obligations.

During the remainder of fiscal 1998, the Company's major cash requirements will be for additions to capital equipment and inventory growth. Capital equipment additions for the current year have been budgeted at $1,750,000 and, through the first nine months of fiscal 1998, approximately $1,535,000 has been expended, all of which was funded by cash generated from operations. Capital equipment additions for the remainder of fiscal 1998 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

During December, 1997 the Company renegotiated its credit facility with its bank, increasing the size of the facility and obtaining more favorable terms. The new credit facility is an unsecured $10,000,000 working capital revolving line of credit bearing interest at prime and maturing December 31, 2000.

The terms of the credit facility require maintenance of a minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the respective agreements. The Company was in compliance with all restrictions and covenants at March 31, 1998.

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

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this third quarter report includes comments by the Company's management about future performance. Because these statements are forward-looking statements pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statement; among the principal factors that could cause actual results to differ materially are the following: general market conditions, including demand for the Company's products, manufacturing capacity and the ability to "ramp" to meet anticipated demand, fluctuations in yield, availability of third-party supplier parts at reasonable prices, availability of financial resources to fund anticipated growth, ability to maintain sole supplier positions with certain defense sectors, successful adaptation of existing Company technologies to produce new products that meet specific customer requirements, price pressures, the level of worldwide spending on military defense products, growth of wireless telephone and satellite communications systems, acceptance of new products, customer order cancellations or rescheduling and actual orders compared to annual blanket contracts from wireless customers.

Management believes the Company has the products, human resources, facilities, and financial resources to continue its growth, but future revenues, margins, and profits are all influenced by a number of risk factors, including but not limited to those discussed above.

Item 6.           Exhibits and Reports on Form 8-K

Item 6(a)         Exhibits

Exhibit No. 27    Financial  Data Schedule for the nine month period ended March
                  31, 1998.

Item 6(b)         Reports on Form 8K

The registrant was not required to file an 8-K during the current fiscal period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Anaren Microwave, Inc.
                                          (Registrant)

Date:  May 11, 1998                       /s/ Lawrence A. Sala
                                          --------------------------------------
                                          President & Chief Executive Officer

Date:  May 11, 1998                       /s/ Joseph E. Porcello
                                          --------------------------------------
                                          Vice President of Finance & Controller