Form 10-K
period 1998-06-30
ANAREN MICROWAVE INC
filed 1998-09-28
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 (Mark One)

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934

For the fiscal year ended June 30, 1998

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

Securities Registered Pursuant to Section 12(g) of the Securities Act:
                          Common Stock, $.01 Par Value
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 21, 1998 was approximately $55,589,000.

      The number of shares of Registrant's Common Stock outstanding on September 21, 1998 was 5,459,292.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for use in connection with its 1998 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

Item 1.  BUSINESS

FORWARD-LOOKING CAUTIONARY STATEMENT

      In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Form 10-K report includes comments by the Company's management about future performance. Because these statements are forward-looking statements pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statement. Among the principal factors that could cause actual results to differ materially are the following: general market conditions, including demand for the Company's products, manufacturing capacity and the ability to "ramp" to meet anticipated demand, fluctuations in yield, availability of third-party supplier parts at reasonable prices, availability of financial resources to fund anticipated growth, ability to maintain sole supplier positions with certain defense sectors, successful adaptation of existing Company technologies to produce new products that meet specific customer requirements, price pressures, the level of worldwide spending on military defense products, growth of wireless telephone and satellite communications systems, acceptance of new products, customer order cancellations or rescheduling and actual orders compared to annual blanket contracts from wireless customers.

GENERAL

      Anaren Microwave, Inc. ("Anaren" or "the Company") was incorporated in New York in 1967 as Micronetics, Inc., a name that changed to Anaren Microwave, Inc. in 1967. The Company's executive offices are located at 6635 Kirkville Road, East Syracuse, New York 13057. The telephone number is (315) 432-8909.

      Anaren designs, develops, manufactures and sells complex microwave signal distribution networks and components for the wireless communications, satellite communications and defense electronics markets. The Company utilizes its advanced, proprietary "Multi-Layer Stripline" technology to deliver compact, light-weight, cost effective and highly integrated microwave products into the rapidly expanding markets for cellular/Personal Communications Systems ("PCS") base stations, microcells and new generations of communications satellites. Anaren's customer base includes leading global systems suppliers for these markets, including Motorola, Inc. ("Motorola"), Lucent Technologies Inc. ("Lucent"), Ericsson, Inc. ("Ericsson"), Lockheed Martin Corporation ("Lockheed Martin"), Loral Space & Communications Ltd. ("Loral Space & Communications") and Hughes Space & Communications International, Inc. ("Hughes"). The Company is also a leading provider of electronic counter measure subsystems which primarily protect fighter aircraft. The Company has leveraged over 30 years of microwave expertise to rapidly develop and implement leading commercial microwave products, with commercial sales growing from $982,000 in fiscal 1995 to over $25 million, representing 67% of total Company sales, in fiscal 1998.

INDUSTRY BACKGROUND

      Worldwide demand for telecommunications services has grown rapidly in recent years, including basic telephony, mobile cellular communications, video broadcast, high speed data transmission and paging. Mobile communications serve basic needs for convenience and flexibility and have grown at rates higher than the overall market for telecommunications services. The trend has led to increased growth in the number of subscribers for existing and emerging wireless applications that are served by terrestrial and satellite based networks. This demand has resulted in an increased need for cost effective and reliable telecommunications equipment among service providers.

      Telecommunications networks require interconnections and transmission systems to link geographically dispersed nodes and to provide access to customers and end users. Available transmission technologies include twisted-pair copper, coaxial cable, fiber optic cable, microwave radio technology and satellite broadcast technology. Wireless solutions, terrestrial and satellite, offer advantages over wireline, including typically lower cost of implementation and relatively rapid infrastructure deployment. Wireless solutions are especially superior where geographically dispersed customers or operations, difficult terrain and environmental constraints render the installation of copper, coaxial cable on fiber optic cable impractical or prohibitively expensive.

      Wireless Communications

      The demand for cellular, PCS and wireless local loop ("WLL") (collectively, "wireless") communications services has grown significantly during the past decade, fueled by decreasing prices for wireless handsets, a more favorable regulatory environment, increasing competition among service providers and a greater availability of services and microwave spectrum. In addition, many developing countries are installing wireless telephone networks as an alternative to installing, expanding or upgrading traditional wireline networks. Emerging bi-directional wireless data transmission applications have the potential to further expand the market for wireless communications by allowing service providers to increase revenue-generating traffic on their networks. The growth in wireless communications has required, and will continue to require, substantial investment by service providers in infrastructure equipment.

      A typical wireless communications system comprises a geographic region containing a number of cells, each of which contains a cell site (or base station), which are networked to form a service provider's coverage area. Each base station houses the equipment that receives incoming telephone calls from the switching offices of the local wireline telephone company and broadcasts calls to the wireless users within the cell. A base station can process a fixed number of radio channels, through the use of multiple transceivers, power amplifiers and tunable filters, along with an antenna to receive and transmit signals to and from the wireless telephone user.

      Traditional cellular systems, which are based on analog technology, are capable of carrying only one call per channel of spectrum. The continuing growth for the wireless communications market has resulted in the crowding of transmissions within the available spectrum. Because the radio frequencies assigned to transmissions are fixed, service providers are now seeking new methods to more efficiently use the spectrum to increase capacity. Analog systems are being supplanted by digital systems, which convert voice transmissions into bits of electronic information, allowing more calls per carrier frequency, improved quality and improved security, thereby significantly increasing the performance of a given wireless network. In addition to digital cellular networks, which operate within the 800 MHz and 900 MHz bandwidths, service providers have also begun to construct PCS networks operating within the 1800 MHz and 2000 MHz bandwidths. PCS networks generally require two to three times as many base stations as cellular networks. As a consequence of these factors, wireless service providers must anticipate evolving industry standards, and must invest in infrastructure equipment that both maximizes efficiency in the management of the limited spectrum licensed to them, and is available in volume for rapid deployment. There is also strong demand for wireless infrastructure manufacturers to provide improved performance in smaller, more cost effective cells and microcells which operate at higher frequencies.

      Satellite Communications

      Satellites provide a number of advantages over terrestrial facilities for many high-speed communications service applications. First, satellites enable high-speed communications service where there is no suitable terrestrial alternative available, or where the terrestrial alternative is inadequate. Second, unlike the cost of terrestrial networks, the cost to provide services via satellite does not increase with the distance between sending and receiving stations. Finally, in contrast to the installation of fiber optic cable, satellite networks can be rapidly and cost-effectively deployed.

      Demand for commercial satellites is determined by several factors including: growth in demand for new satellite-based applications such as mobile telephone services, business networking, direct-to-home television and related voice, video and data systems; development of new satellite-based communications architectures to provide basic telephone and television services in developing regions of the world; and replenishment of orbiting satellite constellations nearing the end of their useful lives. During the next decade substantial launch activity for commercial satellites is expected. There are at least four large-scale telecommunications projects (Iridium, Global Star, ICO and Teledesic) in various stages of development and implementation that are contributing to the demand for commercial satellites. Launch cost and capacity, which are directly related to satellite size and weight, are significant factors in the viability of these proposed systems. As a result, current commercial satellite designs are being driven to incorporate lighter weight, smaller and more highly integrated subsystems and components.

      Due to the narrowband frequency (10 MHz) allocated for commercial satellites, system planners have moved from the traditional approach of broadcasting signals over a large area of the Earth, to receiving and transmitting via many small beams that cover much smaller areas of the Earth (multi-beam transmission). The advantage of multi-beam transmission and reception is that the same frequency can be used by different callers in different beams (frequency re-use), allowing for significantly higher caller capacity with the same amount of frequency allocation and increased system sensitivity to allow for the use of lower-powered handsets. Caller capacity and system sensitivity increase approximately in proportion to the number of beams per satellite.

      In addition, new multi-satellite systems are being developed in order to provide the same global coverage for wideband (500 MHz) services such as video-conferencing, data transmission, Internet access, and other multi-media applications. These applications require significantly more bandwidth than current voice communications systems because the information content in the transmitted signal is much greater for these new applications. To implement these systems, much wider frequency band allocations are required than have been granted for existing voice communications systems. Such large bandwidth allocations are not available at the operating frequencies of current communications systems and regulatory authorities, therefore, have provided wideband frequency allocations at 20-30 GHz, where a more limited base of technology is available to implement the proposed systems. These proposed systems are significantly more complex than current systems in that system operators desire substantially more beams and increased flexibility. With real-time adjustment of the size and location of the Earth being covered by a particular beam and by incorporating signal switching networks into the satellite payload, substantial improvements in system performance and utilization rates can be achieved, thereby substantially increasing the revenue generating ability of a satellite system. Increasingly, satellite system developers are incorporating what has traditionally been ground-based infrastructure into the satellite payload to improve system performance.

THE ANAREN SOLUTION

      Anaren has developed a system of proprietary processes, called "Multi-Layer Stripline" ("MLS") technology, which enable the Company to deliver compact, lightweight, cost effective and highly integrated complex microwave signal distribution and interconnection networks for wireless and satellite communication systems. The MLS process integrates multiple layers of microwave circuitry, allowing the elimination of discrete components and discrete microwave cables, dramatically reducing size, cost and weight while improving performance. The MLS technology is used in combination with the Company's extensive proprietary design libraries and turnkey design, development and manufacturing capabilities which are required to provide custom solutions for major Original Equipment Manufacturer ("OEM") customers. The technology has been implemented into products utilizing passive components, including beamforming networks and signal distribution networks, and is currently being utilized by the Company to incorporate active devices, including switches, phase shifters and amplifiers.

TECHNOLOGY

      Traditional stripline technology, which the Company has historically utilized in its Defense Electronics product line, consists of circuit runs etched on dielectric sheets that are sandwiched in a precision machined aluminum case. The case provides grounding on the top and bottom, and also provides a structure on the edge for mounting connectors. Integration is achieved through connecting multiple stripline components via numerous cables.

      Multi-Layer Stripline technology is a technique of processing stripline circuits, in which multiple layers of etched stripline circuits are laminated together in a manner that is similar to digital Printed Circuit Board "(PCB") manufacturing, but with superior microwave characteristics. Like PCB manufacturing, layers can be interconnected via plated-though holes. The Company's proprietary techniques, however, enable it to implement multi-layer transitions that perform optimally at microwave frequencies. Unlike PCB manufacturing, simply connecting the appropriate points on the multi-layer board does not ensure adequate performance. In order to achieve optimal microwave performance consistently, material and process variations must be tightly controlled and the circuit design must take into consideration all variation in the manufacturing process. The Company's microwave design engineering staff has developed proprietary modeling techniques and component design libraries that allow for consistent and efficient design and production of complex microwave products.

      The Company's microwave antenna beamforming technology, developed in the defense industry, coupled with its MLS manufacturing process, produces lightweight, cost-effective L band beamforming networks for Motorola's Iridium Program. These passive networks provide multibeam coverage where the size and direction of beams is fixed. Additionally, the Company is utilizing its MLS technology and microwave design experience to develop cost effective solutions for high data rate transmission applications, such as Internet access and multi-media communications. In conjunction with Raytheon Company ("Raytheon") the Company is developing a next generation of its MLS technology to address applications at 20-30 GHz. In addition, the Company has developed high density microwave switch matrices by incorporating active microwave switches into its passive MLS technology, and is currently qualifying a production subsystem for a commercial communications satellite program. These switch matrices are a key element in providing the flexibility that system designers desire. In addition, the Company is developing active beamforming networks, in which the size and direction of the beams being produced can be remotely manipulated in real-time. Through these advancements, system operators can direct capacity in response to changes in demand, and more efficiently utilize their space infrastructure assets.

STRATEGY

      The Company's strategy is to attempt to continue to leverage its proprietary Multi-Layer Stripline technology, extensive proprietary microwave design libraries, and turnkey design, development and manufacturing capabilities to further expand its penetration in the wireless communications and satellite communications markets. Key components of the Company's strategy include the following:

      Increase Levels of Component Integration and Value Added Content. The Company plans to increase the value of its content in wireless and satellite communications systems. Through its MLS manufacturing technology, the Company is able to integrate multiple discrete functions into a single assembly. Integration of active technologies, such as switching and amplification, into its MLS assemblies would significantly broaden the array of functions that can be integrated by the Company on satellite and terrestrial wireless communication systems.

      Further Expansion into Commercial Markets. The Company has 30 years' experience in microwave technology used in designing and manufacturing complex microwave subsystems for the defense market. During the past four years, the Company has successfully expanded into the commercial satellite and wireless communications markets as demonstrated by its revenue growth from commercial applications to 67% of net sales in fiscal 1998 from 5% in fiscal 1995.

      Maintain Leadership in Microwave Technology. The Company intends to pursue further technological advances through continued investment in research and development. The Company will seek to advance its leadership in microwave technology by continuing its participation in selected defense and satellite programs that involve highly sophisticated, state-of-the-art microwave technology. The Company will attempt to continue to leverage these technological advancements into its terrestrial wireless products, as well as other commercial applications.

      Strengthen and Expand Customer Relationships. The commercial wireless and satellite communications markets are driven by a limited number of large systems manufacturers. The Company has developed customer relationships with many of these manufacturers, including Motorola, Lucent, Ericsson and Northern Telecom, Ltd. ("Nortel") for wireless communications and Lockheed Martin, Hughes, Loral Space & Communications and TRW, Inc. ("TRW") for satellite communications. The Company intends to continue to build strong technical and business relationships with major customers that are global industry leaders in order to provide opportunities for recurring high volume supply contracts.

      Enhance Capabilities as Turnkey Supplier. The Company has in place extensive design libraries, automated manufacturing equipment and statistical process controls which have enabled it to competitively manufacture high volume MLS assemblies. The Company intends to continue to expand, improve and automate its design, manufacturing and test capabilities to provide innovative, cost effective solutions. The Company believes that these investments are necessary to maintain and enhance its position as a turnkey supplier to industry-leading OEMs.

PRODUCTS

      Wireless Communications

      The Company provides custom microwave signal distribution networks to leading wireless infrastructure equipment manufacturers. Traditionally, all of the signal distribution (combining and splitting) within a base station has been accomplished with discrete signal splitting/combining components with discrete microwave cables providing the necessary interconnectivity. Through the use of its MLS technology, the Company provides highly integrated microwave signal distribution networks that eliminate the need for discrete componentry and interconnecting cables. These integrated assemblies, which range from simple splitting and combining networks to complete microwave backplanes, distribute microwave signals throughout the base stations, from reception at the antenna, to multiple radios, to multiple amplifiers, and back to the antenna for transmission. Much like the mother board in a personal computer efficiently provides interconnectivity of digital signals between multiple subsystems, the Company's microwave signal distribution networks provide efficient interconnectivity of microwave signals between subsystems in wireless base stations.

      In addition to providing custom integrated system level signal distribution solutions to wireless OEMs, the Company has developed and markets a line of standard surface mount microwave signal splitting and combining components, trade named Xinger(R), that are used in terrestrial wireless communications base station amplifiers. The Company originally developed these products in response to customers' needs for economical, high power signal splitting and combining components that could be utilized in an automated production environment. The Company is currently the market leader in this product area, supplying industry leading OEMs such as Ericsson, Motorola and Lucent, as well as leading power amplifier manufacturers such as Powerwave Technologies, Inc. and Spectrian Corporation.

      Satellite Communications

      The Company is a supplier of passive (fixed) beamforming networks for communications satellite multi-beam antennas. These products are custom designed for a particular satellite program, and determine the number, size and quality of beams that are produced from a single antenna array. Multi-beam satellite antennas, which can have more than 100 independently modulated beams, require very complex microwave signal distribution matrices, which would be too bulky, heavy and unreliable for use in satellites if they used conventional microwave interconnection techniques. These networks are utilized by leading communications satellite manufacturers to achieve the desired ground coverage and to provide the desired capacity allocation. Through the forming of multiple beams, service providers are able to allocate a satellite's capacity based on projected demand, and to increase the number of callers that can be serviced simultaneously. In addition, the Company has recently developed the capability to produce high-density microwave switch matrices which allow the dynamic allocation of satellite capacity, thereby increasing utilization and revenue generation.

      Defense Electronics

      The Company is a leading supplier of certain subsystem products to the defense electronics market, including Digital Frequency Discriminators ("DFDs") and Digital RF Memories ("DRFMs"). These products are vertically integrated within the Company utilizing advanced stripline, Application Specific Integrated Circuits ("ASIC"), digital and signal processing technologies. DFD products rapidly measure the frequency and other characteristics of radar signals. This information is then used in electronic warfare systems to identify, classify and/or counter radar systems. DRFM products digitize and store radar signals, and can reproduce them in real time in counter advanced radar systems. DRFM products are currently the only technology available that can replicate radar signals with sufficient fidelity to counter today's advanced radar systems.

      The Company also produces a wide range of standard component products for defense applications. These products include mixers, couplers, power dividers, pin attenuators and correlators that are utilized in a variety of electronic warfare applications to perform various RF microwave functions including signal distribution, measurement and frequency conversion.

CUSTOMERS

      During the fiscal year ended June 30, 1998, approximately 18% of the Company's sales were attributable to contracts with prime contractors to numerous offices and agencies of the United States government. The Company had one customer who received shipments in excess of 10% of consolidated net sales. Approximately 18% resulted from shipments to Motorola, Inc. under several contracts. No one other contract and no other customer accounted for more than 10% of consolidated net sales.

      During fiscal year 1998, sales to foreign customers, most of which were prime contractors to foreign governments, accounted for approximately 20% of the Company's consolidated net sales and included shipments to twenty-seven countries. All the Company's contracts with foreign customers are payable in U.S. dollars. See note 15 of notes to the consolidated financial statements for the sales to foreign customers for each of the last three fiscal years.

      Wireless Communications. The Company sells its custom wireless products to major wireless infrastructure OEMs including Motorola, Nortel, Lucent and Ericsson. In addition, the Company sells its standard line of Xinger(R)components to leading OEMs and a broad range of other wireless equipment manufacturers.

      Satellite Communications. The Company currently sells satellite communications subsystems to the world's leading satellite manufacturers, including Lockheed Martin, Hughes, Loral Space & Communications and TRW. The Company's subsystems are found on low Earth orbit satellite communications networks like Motorola's Iridium program, as well as regional geostationary Earth orbit communications satellites for Lockheed Martin. The Company is now actively involved in developing products for a number of major, near-term commercial satellite programs.

      Defense Electronics. The Company currently sells its defense electronics products to the United States and foreign governments through prime contractors such as Raytheon, the Avionics division of ITT Defense and Electronics Company ("ITT Avionics"), Lockheed Martin and Racal, Ltd. The Company's DRFMs are being utilized in ITT Avionics' portion of the Sanders division of Lockheed Martin's IDECM program, an RF countermeasures subsystem to be used on multiple platforms, including Navy F/A-18s and Air Force B-1D Lancer Jet bombers. In addition, the Defense Electronics group has teamed with Lockheed Martin in the development of a passive emitter location subsystem. The Company has also teamed with a large defense OEM on a new, custom ASIC converter chip for next-generation receivers.

SALES AND MARKETING

      The Company markets its products worldwide to OEMs in commercial markets and prime contractors in defense markets primarily through a sales force of 18 people generally organized by geographic territory and market segment. In addition, the Company has contracts with 17 manufacturers' representatives in the United States and 24 international representatives which are located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industry shows in the commercial wireless communications and defense markets.

      After the Company has identified key potential customers in its market segments, the Company makes sales calls with its own sales, management and engineering personnel and its manufacturers' representatives. Many of the companies entering the wireless communications markets possess expertise in digital processing, but have relatively little experience in analog signal processing and wireless transmission. In order to promote widespread acceptance of its products and provide customers with support for their wireless communications needs, the Company's sales and engineering teams work closely with its customers to develop tailored solutions to their wireless requirements. The Company believes that its customer engineering support provides it with a key competitive advantage.

BACKLOG

      The Company's total backlog of orders was $27.6 million and $32.8 million at June 30, 1998 and 1997, respectively. The Company's wireless products accounted for approximately 10% and 6% of backlog at June 30, 1998 and 1997, respectively. Satellite communications products comprised approximately 29% and 37% of backlog at June 30, 1998 and 1997, respectively. Defense Electronics products accounted for approximately 61% and 57% of backlog at June 30, 1998 and 1997, respectively.

      All of the orders included in backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales, particularly with respect to the Company's Wireless group. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. As part of the Company's close working relationships with its major wireless communications customers, these customers expect the Company to respond quickly to changes in the volume and delivery schedule of their orders, and if necessary, to inventory products at the Company's facilities for just-in-time delivery. Therefore, although contracts with these customers typically specify aggregate dollar volumes of products to be purchased over an extended time period, these contracts also provide that scheduled shipment dates of particular volumes are generally released to the Company only a few days or weeks prior to the actual required delivery dates. In addition, the Company's customers may cancel or defer orders without significant penalty.

RESEARCH AND DEVELOPMENT

      The Company's research and development efforts are focused on design, development, engineering and implementation activities. These activities include customer-funded design and development, as well as efforts funded directly by the Company.

      The Company's net sales for fiscal 1998 included approximately $1.9 million paid by customers for the design and development of products to meet their specific requirements. In any given year, the amount of customer funding for design and development can vary widely depending upon the status of particular contracts. The Company typically is not restricted in its use of technologies developed through customer funding.

      Research and development costs are charged to expense as incurred. The Company receives fees under a technology development contract and such fees are recorded as a reduction of research and development costs as work is performed pursuant to the related contract and as defined milestones are attained. In fiscal 1998 and 1997 Company funded research and development expenses were $1,380,000 and $540,000, respectively, net of recognized product development fees of $335,000 and $339,000, respectively, under the contract. Prior to fiscal 1997, the Company did not engage in technology development contracts. Company funded research and development expenses were $1,185,000 million in fiscal 1996 and were funded solely from the Company's current operating budget.

      The Company's current development efforts include: (i) advanced MLS manufacturing processes for use in low-cost, light-weight satellite and wireless applications; (ii) advanced manufacturing technology to produce millimeter wave stripline structures for communication satellite applications; (iii) products for use in cellular, PCS and other terrestrial wireless base station equipment for both mobile and fixed wireless applications; and (iv) technologies for airborne receiver systems.

 MANUFACTURING

      The Company's manufacturing operations are vertically integrated from the production of specialized hybrid circuits to the final assembly of complete subsystems such as DRFMs and antenna beamforming networks. Most of the Company's contracts for assemblies and subsystems have required engineering efforts to modify existing Company products to meet a particular customer's technical needs.

      The Company manufactures its products from standard components, as well as from items which are manufactured by vendors to the Company's specifications. A majority of the Company's commercial and defense electronics assemblies and subsystem products contain proprietary MLS technology which is designed and tested by the Company's engineers and technicians and is manufactured at the Company's own facilities.

      The Company continues to invest in the advancement of its proprietary MLS manufacturing processes and in automation of the manufacturing processes of its Wireless group. Automation is critical in meeting its customers' demands for price improvement competitiveness, world class quality and on-time delivery. The Company is also investing to enhance its responsiveness to increased production demands from its wireless customers, as well as the need to accommodate unpredictable surges in production rates that are common in this market.

      The raw materials utilized in the Company's various product areas are readily accessible. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. The Company has one vendor from which it makes approximately 10% of its total raw materials purchases, but the Company believes that alternate sources of supply are readily available for these and all other products purchases.

      The Company utilizes skilled permanent and contract personnel in the manufacture of its products. Quality assurance checks are performed on manufacturing processes, purchased items, work-in-process and finished products. Due to the complexity of the Company's products, final tests are performed on some products by highly skilled engineers and technicians.

COMPETITION

      The microwave component and subsystems industry is highly competitive and the Company competes against many companies, both foreign and domestic, many of which are larger, have greater financial resources and are better known. As a supplier to prime contractors and OEMs, the Company also experiences significant competition from the in-house capabilities of its actual and prospective customers in all three of its market segments. Other competitors include Electromagnetic Sciences, Inc. (satellite) S.T. Microwave, Inc. (defense), the M/A-Com division of AMP, Inc., Mini Circuits Inc. and Filtronic Comtek, Inc.

      The principal competitive factors in both the domestic and foreign markets are technical performance, reliability, ability to produce, on-time delivery and price. Based on a combination of these factors, the Company believes that it competes favorably in its markets. The Company's most important competitive attributes are its emphasis on technical superiority and its ability to produce in quantity to specific delivery schedules.

GOVERNMENT REGULATION

      The Company's wireless communications products are incorporated into wireless telecommunications systems that are subject to regulation domestically by the FCC and internationally by other government agencies. In addition, because of its participation in the defense industry, the Company is subject to audit from time to time for its compliance with government regulations by various governmental agencies. The Company is also subject to a variety of local, state and federal government regulations relating to, among other things, the storage, discharge, handling, omission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it operates its business in material compliance with applicable laws and regulations. However, any failure to comply with existing or future laws or regulations could have a material adverse impact on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

      While the Company holds several patents, the Company relies primarily on a combination of trade secret, copyright and trademark laws and employee and third-party nondisclosure agreements to protect its intellectual property, as well as limiting access to and distribution of proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from independently developing such technology. Furthermore, there can be no assurance that, in the future, third parties will not assert infringement claims against the Company or with respect to its products for which the Company has indemnified certain of its customers. Asserting the Company's rights or defending against third party claims could involve substantial costs and diversion of resources, thus materially and adversely affecting the Company's business, financial condition and results of operations. In the event a third party were successful in a claim that one of the Company's products infringed its proprietary rights, the Company may have to pay substantial royalties or damages, remove that product from the marketplace or expand substantial amounts in order to modify the product so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

      As of June 30, 1998, the Company employed 276 persons full time. Of these employees, 70 comprise the engineering staff, 166 constitute manufacturing personnel, 18 occupy sales and marketing positions, and 22 are in management and support functions. In addition, the Company utilizes approximately 15 temporary personnel in various positions throughout its organization.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is a list of the Company's executive officers, their ages and their positions as of June 30, 1998. Each executive officer is elected for a term of one year at the organizational meeting of the board of directors following the annual shareholders meeting.

      Name                      Age                   Position
      ----                      ---                   --------
Hugh A. Hair                     63          Chairman of the Board

Carl W. Gerst, Jr.               61          Vice Chairman, Chief
                                             Technical Officer, Treasurer

Lawrence A. Sala                 35          President, Chief Executive Officer,
                                             Director

Gert R. Thygesen                 43          Vice President Operations

Joseph E. Porcello               46          Vice President Finance

Stanley S. Slingerland           51          Vice President Human Resources

ITEM 2.  PROPERTIES

      The Company's principal facility is a 105,000 square foot building located on a thirty acre parcel owned by the Company in East Syracuse, New York. The plant was constructed during fiscal 1981 and expanded during fiscal 1985. This facility houses all of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering experimentation activities. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

      Anaren Microwave, Ltd., the Company's wholly-owned subsidiary in the United Kingdom, leases a 20,000 square foot facility in Frimley, England which previously housed the administrative, marketing, and manufacturing operations of that subsidiary prior to the Company's divestiture of its electronic warfare simulator manufacturing operation in March 1996. Annual rental cost of this facility is approximately $392,000 and the Company is presently subletting the facility at the full lease rental value. The existing lease term on this facility extends until 2014, however, and there can be no assurance that the Company will be able to sublet the facility during the remaining unexpired term of the lease to an extent that is sufficient to offset its rental cost in whole or in part.

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

                     Fiscal 1997                          Fiscal 1998
                      Quarter                               Quarter
            1st     2nd     3rd     4th          1st     2nd      3rd      4th
High       7-5/8     8     9-1/8   14-1/4       28-1/4  35-3/4   25-3/4   23-3/4

Low        4-1/4     5     6-1/4   7-5/8        13      13-1/2   13-3/8   14-3/8

      The Company has approximately 554 security holders of record at September 1, 1998.

      The Company has never paid a cash dividend on its common stock and the Company's Board of Directors has not set a policy with regard to the payment of dividends.

 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 1998, and with respect to the balance sheets at June 30, 1997 and 1998, are derived from the consolidated financial statements that have been audited by KPMG Peat Marwick LLP, independent auditors which are included elsewhere in this Form 10-K and are qualified by reference to such consolidated financial statements. The statement of operations data for the years ended July 2, 1994 and July 1, 1995 and the balance sheet data at July 2, 1994, July 1, 1995 and June 30, 1996 are derived from audited consolidated financial statements not included in this Form 10-K. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                      Years Ended
                                                --------------------------------------------------------
                                                June 30,    June 30,   June 30,     July 1,    July 2,
                                                 1998        1997        1996        1995        1994(1)
                                                 ----        ----        ----        ----        ----
                                                          (In thousands, except per share data)
Statement of Operations Data:
Net Sales .................................   $ 37,449    $ 24,227    $ 17,082    $ 17,996    $ 20,237
Cost of sales .............................     23,571      16,243      11,147      13,081      14,415
Provision for losses on contracts .........       --          --          --           300       1,570
                                              --------    --------    --------    --------    --------
Gross profit ..............................     13,878       7,984       5,935       4,615       4,252
                                              --------    --------    --------    --------    --------
Operating expenses:
     Marketing ............................      3,998       3,170       2,970       3,028       2,931
     Research and development .............      1,380         540       1,185         939         559
     General and Administrative ...........      2,873       2,239       2,075       2,041       2,266
     Restructuring ........................       --          --           810         360        --
                                              --------    --------    --------    --------    --------
         Total operating expenses .........      8,251       5,949       7,040       6,368       5,756
                                              --------    --------    --------    --------    --------
Operating income (loss) ...................      5,627       2,035      (1,105)     (1,753)     (1,504)
                                              --------    --------    --------    --------    --------
Other income (expense):
Interest expense ..........................        (82)        (94)       (123)       (213)       (271)
Other, primarily interest income ..........        922         114         148         164         298
                                              --------    --------    --------    --------    --------
         Total other income (expense) .....        840          20          25         (49)         27
                                              --------    --------    --------    --------    --------
Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle ...............................      6,467       2,055      (1,080)     (1,802)     (1,477)
Income taxes ..............................      2,330        --          --          (330)       (115)
                                              --------    --------    --------    --------    --------
Income (loss) before cumulative effect
  of change in accounting principle .......      4,137       2,055      (1,080)     (1,472)     (1,362)
Cumulative effect of change in accounting
  for post-retirement benefits ............       --          --          --          --          (995)
                                              --------    --------    --------    --------    --------
Net income (loss) .........................   $  4,137    $  2,055    $ (1,080)   $ (1,472)   $ (2,357)
                                              ========    ========    ========    ========    ========
Net income (loss) per common and
  common equivalent share:
     Basic ................................   $    .83    $    .50    $   (.27)   $   (.36)   $  (0.53)
                                              ========    ========    ========    ========    ========
     Diluted. .............................   $    .79    $    .47    $   (.27)   $   (.36)   $  (0.53)
                                              ========    ========    ========    ========    ========
Shares used in  computing  net
  income  (loss)  per common and
  common  equivalent share:
     Basic ................................      4,984       4,106       4,057       4,047       4,435
     Diluted. .............................      5,237       4,332       4,057       4,047       4,435

                                               June 30,    June 30,    June 30,     July 1,    July 2,
                                                 1998        1997        1996        1995      1994 (1)
                                               --------    -------     --------    --------   ---------
                                                                     (In Thousands)
Balance Sheet Data:
Cash and cash equivalents                      $11,249     $ 3,807     $ 1,740     $ 2,140    $  3,557
Working capital                                 38,965      15,042      12,914      13,258      16,245
Total assets                                    50,903      25,973      21,794      23,365      27,942
Long-term debt, less current installments          ---         453         680       1,052       1,760
Stockholders' equity                            45,506      20,327      18,195      18,824      21,679

(1) The year ended July 2, 1994 represents a 53 week fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements for the Company and the notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including risk factors described elsewhere in this Form 10-K.

Overview

      The Company was incorporated in New York in 1967. Historically, the Company has principally engaged in designing and manufacturing microwave components and subsystems for the defense industry. In fiscal 1995, the Company expanded its capabilities in order to serve the emerging commercial wireless and satellite communications markets.

      In order to better serve its emerging commercial markets, the Company reorganized into three internal business groups during the first quarter of fiscal 1996: Wireless, Satellite Communications (formerly known as Radar and Telecommunications) and Defense Electronics (formerly known as Electronic Warfare). Each business group is composed of an independent engineering and marketing/sales team whose purpose is to develop, market and deliver products to its customers. The Company believes that the reorganization has resulted in better responsiveness to customer needs and has enhanced fiscal accountability throughout the organization.

      During the third quarter of fiscal 1996, the Company terminated the manufacturing operations of its European subsidiary, Anaren Microwave, Ltd. The disposition of the net assets of this subsidiary resulted in a restructuring charge of $810,000 during fiscal 1996. See Note 12 of Notes to Consolidated Financial Statements.

      The Company recognizes sales at the time products are shipped to its customers. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

      The Company believes that it develops a significant amount of intellectual capital through funded research and development. Customer-funded design and development in fiscal 1998 represented approximately $1.9 million in sales compared to $6.2 million in fiscal 1997 and $2.0 million in fiscal 1996.

      The Company has conducted a full review of its computer systems to identify the programs and systems that could be affected by the "year 2000 problem" and has developed and is continuing to develop an implementation plan to resolve the problem. The "year 2000 problem" is the result of computer programs being written using two digits instead of four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 instead of the year 2000, resulting in system failures or miscalculations. Although no assurance can be given, the Company presently believes that with additional modifications to existing software and conversion to new software, the "year 2000 problem" will not pose significant operational problems for the Company's computer systems and that the cost of system modifications and conversions will not have a material impact on the Company's operating results.

      Operations for fiscal 1998 were highlighted by continuing escalation of commercial Wireless sales, a resurgence of Defense Electronics sales and a significant improvement in operating margins and net income over fiscal 1997.

      Net sales for the year ended June 30, 1998 were $37.4 million, up 55% from net sales of $24.2 million for fiscal 1997. Operating income for fiscal 1998 was $5.6 million, or 15.0% of sales, compared to $2.0 million and 8.4% of sales in the prior year. Net income was $4.1 million and $.79 per share (diluted) for fiscal 1998, up significantly from net income of $2.1 million and $.47 per share (diluted) for fiscal 1997.

Results of Operations

      The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                       Years Ended June 30,
                                                       --------------------
                                                  1998        1997        1996
                                                  ----        ----        ----
Net Sales ..................................     100.0%      100.0%      100.0%
Cost of sales ..............................      62.9        67.1        65.3
                                                  ----        ----        ----
Gross profit ...............................      37.1        32.9        34.7
                                                  ----        ----        ----

Operating expenses:
     Marketing .............................      10.7        13.1        17.4
     Research and development ..............       3.7         2.2         6.9
     General and administrative ............       7.7         9.2        12.2
     Restructuring .........................       0.0         0.0         4.7
                                                  ----        ----        ----
         Total operating expenses ..........      22.1        24.5        41.2
                                                  ----        ----        ----
Operating income (loss) ....................      15.0         8.4        (6.5)
                                                  ----        ----        ----

Other income (expense):
     Interest expense ......................      (0.2)       (0.4)       (0.7)
     Other, primarily interest income ......       2.4         0.5         0.9
                                                  ----        ----        ----
         Total other income (expense) ......       2.2         0.1         0.2
                                                  ----        ----        ----
Income (loss) before income taxes ..........      17.2         8.5        (6.3)
Income taxes ...............................       6.2         0.0         0.0
                                                  ----        ----        ----
Net income (loss) ..........................      11.0%        8.5%       (6.3)%
                                                  ====        ====        ====

      The following table sets forth the Company's net sales by product segment for the periods indicated:

                                                       Years Ended June 30,
                                                       --------------------
                                                    1998       1997       1996
                                                    ----       ----       ----
                                                           (In thousands)
Wireless                                         $16,580    $  7,645   $  2,097
Satellite Communications                           8,606       8,518      5,642
Defense Electronics                               12,263       8,064      9,343
                                                 -------     -------    -------
                                                 $37,449     $24,227    $17,082
                                                 =======     =======    =======

Fiscal 1998 Compared to Fiscal 1997

Net Sales. Net sales increased 55% to $37.4 million for the year ended June 30, 1998 from $24.2 million for the year ended June 30, 1997. This increase was driven by a 117% rise in shipments of Wireless products, a 52% increase in sales of Defense Electronics products and a 1% increase in shipments of Satellite Communications products. The increase in sales of Wireless products, which consist of catalog surface mount and custom components for use in building wireless base station equipment, was due to continuing strong demand by the major wireless base station OEM's for the Company's custom products. Sales of Satellite Communications products, which consist of custom multi-layer components such as butler matrixes and beamforming networks for commercial and military satellites, rose 1% in fiscal 1998 compared to fiscal 1997. Sales in fiscal 1998 consisted of initial shipments of beamformers to Loral Space & Communications, Ltd., as well as, continued shipments to Lockheed Martin on the ACeS program and a program for Hughes. Sales of Defense Electronics products, which consist of Digital Frequency Discriminators ("DFD's"), Digital RF Memories ("DRFM's"), ESM Receivers and Microwave Integrated Circuit Components ("MIC's"), rose 52% to $12.3 million for the fiscal year ended June 30, 1998 compared to $8.1 million for fiscal 1997. This rise was a result of shipments of DRFMs for foreign sales of the Airborne Self Protection Jammer ("ASPJ") system, which first entered full production in the second quarter of fiscal 1998.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs and test costs. Cost of sales rose 45.1% to $23.6 million (62.9% of net sales) for the year ended June 30, 1998 from $16.2 million (67.1% of net sales) for fiscal 1997. Gross profit was 37.1% of net sales for the year ended June 30, 1998 compared to 32.9% of net sales for the same period in fiscal 1997. The improvement in gross profit was due to continuing economies of scale in the Wireless and Defense Electronics groups resulting from the higher sales volume.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 26.1% to $4.0 million (10.7% of net sales) for the year ended June 30, 1998 from $3.2 million (13.1% of net sales) for the year ended June 30, 1997. The increase is a result of higher commission and advertising expenses related to increased sales volume and further development of the marketing organization to support the Company's expanding commercial markets.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Gross research and development costs are reduced by expense reimbursements received under a Technology Reinvestment Program through Raytheon, for the Advance Research Project Agency of the United States Government. Net research and development expenses increased 156% to $1.4 million (3.7% of net sales) for the year ended June 30, 1998 from $.5 million (2.2% of net sales) for the year ended June 30, 1997. Research and development expenses expanded to support the increased development of wireless infrastructure and satellite communications products.

General and Administrative. General and administrative expenses increased 28.4% to $2.9 million (7.7% of net sales) for the year ended June 30, 1998 compared to $2.2 million (9.2% of net sales) for the year ended June 30, 1997. General and administrative expenses increased due to the hiring of additional employees, increased staffing levels, higher professional fees and increased compensation levels for existing personnel.

Interest Expense. Interest expense represents interest paid on the Company's term loan and outstanding letter of credit. Interest expense decreased 13% to $82,000 (0.2% of net sales) for the year ended June 30, 1998 from $94,000 (0.4% of net sales) for the year ended June 30, 1997, due to the payoff of the Company's outstanding term loan in December 1997.

Other income. Other income is primarily interest income received on invested cash balances. Other income increased to $922,000 (2.4% of net sales) for the year ended June 30, 1998 from $114,000 (0.5% of net sales) for the year ended June 30, 1997, due to a higher level of investable cash balances in the current year as a result of the public offering completed in November 1997.

Income Taxes. Income tax expense for the year ended June 30, 1998 was $2.3 million (6.2% of net sales), an effective tax rate of 36%. The Company incurred no income tax expense for the year ended June 30, 1997 due to the utilization of the remainder of its available loss carryforwards and substantially all of its available tax credits in fiscal 1997.

Fiscal Year 1997 Compared to Fiscal Year 1996

Net sales. Net sales increased 41.8% to $24.2 million for fiscal 1997 from $17.1 million for fiscal 1996. Wireless sales increased 264.6% to $7.6 million for fiscal 1997 from $2.1 million for fiscal 1996. The increase was primarily due to significant shipments of custom base station components being built for Lucent, Motorola and Nortel. Satellite Communications sales increased 51.0% to $8.5 million for fiscal 1997 from $5.6 million for fiscal 1996. The increase was a result of substantial sales recognized for contract engineering design work on two beamformers for commercial satellite applications for Loral Space & Communications and Martin Marietta Overseas Corp. Defense Electronics sales decreased 13.7% to $8.1 million for fiscal 1997 from $9.3 million for fiscal 1996. The decrease was a result of the decline in the overall worldwide defense market, as well as the completion of a large DFD program in fiscal 1996.

Gross Profit. Gross profit increased 34.5% to $8.0 million for fiscal 1997 from $5.9 million for fiscal 1996. Gross margin was 32.9% for fiscal 1997 compared to 34.7% for fiscal 1996. The decline in gross margin was a direct result of lower margins on initial product runs of wireless custom components during the period due to excess scrap costs and rework costs incurred in repairing production units above normal levels in fiscal 1997.

Marketing. Marketing expenses increased 6.7% to $3.2 million (13.1% of net sales) for fiscal 1997 from $3.0 million (17.4% of net sales) for fiscal 1996. This increase was caused mainly by additions to marketing personnel in Europe, a rise in commission expense due to the 41.8% increase in sales and a 23.7% increase in advertising expenditures mainly for the Company's wide variety of new commercial Wireless products.

Research and Development. Research and development expenses decreased 54.4% to $540,000 (2.2% of net sales) for fiscal 1997 from $1.2 million (6.9% of net sales) for fiscal 1996. This decline resulted from a significant increase in customer funded engineering design work in both the Defense Electronics and Satellite Communications groups during fiscal 1997.

General and Administrative. General and administrative expenses increased 7.9% to $2.2 million (9.2% of net sales) for fiscal 1997 from $2.1 million (12.2% of net sales) for fiscal 1996. Approximately half of this increase was attributable to normal increases in payroll costs for existing personnel, while the remaining increase represented a small increase in new personnel, as well as increases in professional services and stockholder expense.

Interest Expense. Interest expense decreased 23.6% to $94,000 (0.4% of net sales) in fiscal 1997 from $123,000 (0.7% of net sales) in fiscal 1996, reflecting the Company's reduction of long-term debt.

Other Income. Other income decreased 23.0% to $114,000 (0.5% of net sales) for fiscal 1997 from $148,000 (0.9% of net sales) for fiscal 1996, due to lower investable cash balances caused by the Company's reduction of long-term debt.

Income Taxes. The Company incurred no income tax for fiscal 1997, versus an expected tax expense of approximately $699,000 based on a 34% tax rate for fiscal 1997. The difference between the actual tax expense and expected tax calculated on income before income taxes was due to the utilization of previously unrecognized net operating loss carryforwards and to a decrease in the deferred tax asset valuation allowance.

Liquidity and Capital Resources

During the second quarter ended December 31, 1997 the Company completed a secondary public offering of common stock. This offering resulted in the sale of 1,165,450 new shares and provided net proceeds to the Company after underwriters fees and offering expenses of $19,750,000

Net cash provided by operations for the year ended June 30, 1998 and the year ended June 30, 1997 were $3.4 million and $3.5 million, respectively. The positive cash flow from operations in both fiscal 1998 and 1997 was due primarily to the profit attained in both years. The relatively level cash provided by operations in fiscal 1998 compared to fiscal 1997, despite the higher level of income in the current year, resulted primarily from increases in inventory due to the higher production volume.

Net cash used in investing activities during fiscal 1998 consisted of funds from the public offering which were used to purchase short-term investments and capital equipment. Capital equipment additions in fiscal 1998 and fiscal 1997 were $2.3 million and $1.2 million, respectively. These capital investments consisted primarily of equipment needed to further automate production for the Company's new Wireless and Satellite Communications products, as well as test and production equipment for the initial production run of the ASPJ program.

Cash provided by financing activities for the year ended June 30, 1998 was $20.1 million and consisted of funds generated from the Company's public stock offering and the exercise of Company incentive stock options. Of these funds, $682,000 was used to pay-off the balance on the Company's term loan at the end of December 1997. Cash used in financing activities for the year ended June 30, 1997 was $315,000 and consisted of payments on the Company's term loan and capitalized lease obligations.

During fiscal 1999, the Company's major cash requirements will be for additions to capital equipment, which have been budgeted at $2.6 million. These additions are expected to be funded by cash generated from operations, as projected operating cash flows should be more than adequate to meet these financing needs.

During December, 1997 the Company renegotiated its credit facility with its bank, increasing the size of the facility and obtaining more favorable terms. The new credit facility is an unsecured $10,000,000 working capital revolving line of credit bearing interest at prime and maturing December 31, 2000. There was no balance outstanding under this or the previous credit facility at both June 30, 1998 and June 30, 1997. The terms of the credit facility require maintenance of a minimum tangible net worth, a minimum ratio of cash flows to maturities, and leverage ratio as defined in the respective agreements. The Company was in compliance with all restrictions and covenants at June 30, 1998.

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

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130), was issued in 1997. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for all fiscal years beginning after December 15, 1997. Adoption of Statement 130 will be required in fiscal 1999 and will require interim disclosures beginning in fiscal 2000. Adoption of Statement 130 is not expected to have a material effect on the Company's financial statement disclosures.

Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement 131), was issued in 1997. Statement 131 establishes standards for the reporting of information about operating segments and related disclosures about products and services, geographic areas, and major customers. Adoption of Statement 131 will be required in fiscal 1999 and will require interim disclosures beginning in fiscal 2000. Adoption of Statement 131 is not expected to have a material effect on the Company's financial statement disclosures.

Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits (Statement 132), was issued in 1998. Statement 132 establishes combined formats for the presentation of pension and other postretirement benefit disclosures and is effective for all fiscal years beginning after December 15, 1997. Adoption of Statement 132 will be required in fiscal 1999 and is not expected to have a material effect on the Company's financial statement disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and financial statement schedules called for by this item are submitted under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" which information is incorporated herein by reference.

      The unaudited supplementary financial information required by this item is contained in note 16 to the consolidated financial statements which have been submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Information required by this item, other than executive officers which appears in Part I hereof, is contained in the Registrant's proxy statement to be filed with respect to the 1998 Annual Meeting of Shareholders and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

      Information required by this item is contained in the Registrant's proxy statement to be filed with respect to the 1998 Annual Meeting of Shareholders and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is contained in the Registrant's proxy statement to be filed with respect to the 1998 Annual Meeting of Shareholders and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is contained in the Registrant's proxy statement to be filed with respect to the 1998 Annual Meeting of Shareholders and is incorporated by reference herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            Page
                                                                            ----
(a)  1. and 2.    Financial Statements and Schedules:

                  Reference is made to the List of Financial
                  Statements hereinafter contained ........................  23

     3.           Exhibits:

                  Reference is made to the List of Schedules
                  hereinafter contained ...................................  23

(b)  Current Reports on Form 8-K:

     No Current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended June 30, 1998.

(c)  Exhibits:

     Reference is made to the List of Exhibits hereinafter contained ......  45

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Anaren Microwave, Inc.

                                            S/Lawrence A. Sala
                                            ------------------------------------
                                            President & Chief Executive Officer

                                            S/Joseph E. Porcello
                                            ------------------------------------
                                            Vice President of Finance/Controller

Date: September 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

S/Hugh A. Hair                S/Abraham Manber             S/Carl W. Gerst, Jr.
--------------                ----------------             --------------------
Director                      Director                     Director


S/Dale F. Eck                 S/Herbert I. Corkin          S/David Wilemon
-------------                 -------------------          ---------------
Director                      Director                     Director

Date: September 25, 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

      Independent Auditors' Report

      Consolidated Balance Sheets as of June 30, 1998 and 1997

      Consolidated Statements of Operations for the Years ended June 30, 1998, June 30, 1997 and June 30, 1996

      Consolidated Statements of Stockholders' Equity for the Years ended June 30, 1998, June 30, 1997, and June 30, 1996

      Consolidated Statements of Cash Flows for the Years ended June 30, 1998, June 30, 1997 and June 30, 1996

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren Microwave, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.


Syracuse, New York
August 4, 1998

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 1998 and 1997

                              Assets                        1998          1997
Current assets:                                             ----          ----
     Cash and cash equivalents                          $11,248,925    3,807,004
     Marketable debt securities (note 2)                 13,842,397         --
     Receivables, less allowance for bad debts of
        $13,000 in 1998 and 1997                          7,277,584    6,717,106
     Inventories (note 3)                                10,355,025    7,736,007
     Prepaid expenses                                       138,649      197,152
     Deferred income taxes (note 11)                        108,801      532,054
                                                        -----------  -----------
                Total current assets                     42,971,381   18,989,323

Property, plant and equipment, net (note 4)               7,890,272    6,969,301
Deferred income taxes (note 11)                              41,169         --
Other assets                                                   --         13,919
                                                        -----------  -----------
                                                        $50,902,822   25,972,543
                                                        ===========  ===========

               Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term debt (note 10)          --        228,723
     Accounts payable                                     2,221,397    1,500,863
     Income taxes payable                                   317,260      493,553
     Accrued expenses (note 5)                            1,277,193      719,416
     Customer advance payments                              190,681    1,003,539
                                                        -----------  -----------
                Total current liabilities                 4,006,531    3,946,094

Postretirement benefit obligation (note 10)               1,246,421    1,181,276
Long-term debt, less current installments (note 6)             --        453,335
Deferred income taxes (note 11)                                --         64,508
Other liabilities                                           144,000         --
                                                        -----------  -----------
                Total liabilities                         5,396,952    5,645,213
                                                        -----------  -----------
Stockholders' equity:
     Common stock of $.01 par value.  Authorized
        12,000,000 shares; issued 6,455,366
        and 5,012,116 in 1998 and 1997,
        respectively                                         64,554       50,121
     Additional paid-in capital                          36,611,751   15,584,262
     Retained earnings                                   10,841,642    6,705,024
                                                        -----------  -----------
                                                         47,517,947   22,339,407
     Less cost of 892,274 treasury shares
        in 1998 and 1997                                  2,012,077    2,012,077
                                                        -----------  -----------
                Total stockholders' equity               45,505,870   20,327,330
                                                        -----------  -----------
Commitments and concentrations (notes 13 and 14)
                                                        $50,902,822   25,972,543
                                                        ===========  ===========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended June 30, 1998, 1997, and 1996

                                         1998           1997            1996
                                         ----           ----            ----
Net sales                            $ 37,449,449     24,226,792     17,081,901

Cost of sales                          23,571,334     16,242,884     11,146,510
                                     ------------   ------------   ------------
           Gross profit                13,878,115      7,983,908      5,935,391
                                     ------------   ------------   ------------
Operating expenses:
     Marketing                          3,998,407      3,170,373      2,969,726
     Research and development           1,380,218        540,189      1,185,168
     General and administrative         2,873,154      2,237,876      2,075,461
     Restructuring (note 12)                 --             --          810,000
                                     ------------   ------------   ------------
           Total operating expenses     8,251,779      5,948,438      7,040,355
                                     ------------   ------------   ------------
           Operating income (loss)      5,626,336      2,035,470     (1,104,964)
                                     ------------   ------------   ------------
Other income (expense):
     Interest expense                     (81,914)       (94,086)      (122,759)
     Other, primarily interest
         income                           922,196        113,718        147,654
                                     ------------   ------------   ------------
           Total other income             840,282         19,632         24,895
                                     ------------   ------------   ------------
Income (loss) before income taxes       6,466,618      2,055,102     (1,080,069)

Income tax expense (note 11)            2,330,000           --             --
                                     ------------   ------------   ------------
           Net income (loss)         $  4,136,618      2,055,102     (1,080,069)
                                     ============   ============   ============
Net income (loss) per common
   and common equivalent share:
         Basic                       $        .83            .50           (.27)
                                     ============   ============   ============
         Diluted                     $        .79            .47           (.27)
                                     ============   ============   ============
Shares used in computing net
   income (loss) per common
   and common equivalent
   share:
         Basic                          4,984,307      4,106,245      4,057,300
                                     ============   ============   ============
         Diluted                        5,237,157      4,331,662      4,057,300
                                     ============   ============   ============

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years ended June 30, 1998, 1997, and 1996

                                           Common Stock        Additional                         Treasury Stock          Total
                                       ------------------       Paid-in        Retained        -------------------     Stockholders'
                                       Shares      Amount       Capital        Earnings        Shares       Amount        Equity
                                       ------      ------       -------        --------        ------       ------        ------
Balance at July 1, 1995             4,850,016   $    48,500    15,057,521     5,729,991        892,274   $(2,012,077)    18,823,935

   Net loss                              --            --            --      (1,080,069)          --            --       (1,080,069)

   Stock options exercised
      (note 8)                        142,100         1,421       449,567          --             --            --          450,988
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at June 30, 1996            4,992,116        49,921    15,507,088     4,649,922        892,274    (2,012,077)    18,194,854

   Net income                            --            --            --       2,055,102           --            --        2,055,102

   Stock options exercised
      (note 8)                         20,000           200        77,174          --             --            --           77,374
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at June 30, 1997            5,012,116        50,121    15,584,262     6,705,024        892,274    (2,012,077)    20,327,330

   Net income                            --            --            --       4,136,618           --            --        4,136,618

   Stock options exercised
      (note 8)                        277,800         2,778     1,050,694          --             --            --        1,053,472

   Sale of common stock (note 7)    1,165,450        11,655    19,738,795          --             --            --       19,750,450

   Tax benefit from exercise of
      stock options (note 11)            --            --         238,000          --             --            --          238,000
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at June 30, 1998            6,455,366   $    64,554    36,611,751    10,841,642        892,274   $(2,012,077)    45,505,870
                                  ===========   ===========   ===========   ===========    ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 1998, 1997, and 1996

                                                                    1998            1997            1996
                                                                    ----            ----            ----
Cash flows from operating activities:
     Net income (loss)                                        $   4,136,618       2,055,102      (1,080,069)
     Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
           Depreciation and amortization                          1,335,561       1,239,864       1,564,466
           Deferred income taxes                                    317,576        (467,546)           --
           Net loss on disposition of Anaren
               Microwave, Ltd. net assets                              --              --           810,000
           Changes in operating assets and
               liabilities, exclusive of disposition
               of Anaren Microwave, Ltd. net assets:
                  Provision for losses on contracts                    --              --          (588,031)
                  Receivables                                      (560,478)     (1,549,110)        944,544
                  Refundable income taxes                              --           320,945           9,055
                  Inventories                                    (2,619,018)       (525,687)       (748,111)
                  Prepaid expenses                                   58,503          58,571         (20,676)
                  Other assets                                       13,919          29,874          33,969
                  Accounts payable                                  720,534         837,015         (41,253)
                  Income taxes payable                               61,707         493,553            --
                  Accrued expenses                                  557,777         247,751        (219,407)
                  Customer advance payments                        (812,858)        753,539         250,000
                  Postretirement benefit obligation                  65,145          43,061          62,381
                  Other liabilities                                 144,000            --              --
                                                               ------------       ---------       ---------
                      Net cash provided by operating
                          activities                              3,418,986       3,536,932         976,868
                                                               ------------       ---------       ---------
Cash flows from investing activities:
     Capital expenditures                                        (2,256,532)     (1,154,295)     (1,138,571)
     Purchases of marketable debt securities                    (13,842,397)           --              --
                                                               ------------       ---------       ---------
                      Net cash used in investing
                          activities                            (16,098,929)     (1,154,295)     (1,138,571)
                                                               ------------       ---------       ---------
Cash flows from financing activities:
     Proceeds from long-term debt                                      --           906,667            --
     Principal payments on long-term debt                          (682,058)     (1,299,243)       (689,511)
     Stock options exercised                                      1,053,472          77,374         450,988
     Proceeds from sale of common stock, net
        (note 7)                                                 19,750,450            --              --
                                                               ------------       ---------       ---------
                      Net cash provided by (used in)
                          financing activities                   20,121,864        (315,202)       (238,523)
                                                               ------------       ---------       ---------
                      Net increase (decrease) in cash
                          and cash equivalents                    7,441,921       2,067,435        (400,226)

Cash and cash equivalents at beginning of year                    3,807,004       1,739,569       2,139,795
                                                               ------------       ---------       ---------
Cash and cash equivalents at end of year                       $ 11,248,925       3,807,004       1,739,569
                                                               ============       =========       =========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1998, 1997, and 1996

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

      Anaren Microwave, Ltd., a wholly-owned subsidiary, is incorporated in England. As discussed in note 12, during fiscal 1996, the Company disposed of substantially all of the net assets of Anaren Microwave, Ltd. and discontinued its manufacturing operations. Currently, the Company continues to maintain its marketing function in England to serve the European marketplace.

   (c) Sales Recognition

      The Company recognizes sales at the time products are shipped to its customers. Revenues and estimated profits on fixed-price contracts are recognized under the percentage of completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

   (d) Cash Equivalents

      Cash equivalents of $11,160,395 and $3,776,312 at June 30, 1998 and 1997,
      respectively, consist of certificates of deposit and money market instruments having maturities of three months or less. Cash equivalents are stated at cost which approximates fair value.

   (e) Marketable Debt Securities

      The Company classifies its portfolio of marketable debt securities as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, as the Company does not hold any securities considered to be trading. Securities held-to-maturity are those securities the Company has the ability and intent to hold to maturity.

      Held-to-maturity securities are recorded at amortized cost. A decline in the fair value of a held-to-maturity security that is deemed to be other than temporary results in a charge to earnings resulting in the establishment of a new cost basis for the security, and dividend and interest income are recognized when earned.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies, Continued

   (f) Inventories

      Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Work-in-process inventories related to fixed-price contracts are stated at the accumulated cost of material, labor and manufacturing overhead, less the estimated cost of units delivered.

   (g) Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation of land improvements and buildings is calculated by the straight-line method over an estimated service life of 25 years. Machinery and equipment are depreciated primarily by the straight-line method based on estimated useful lives of 5 to 10 years.

   (h) Net Income (Loss) Per Share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (Statement
      128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option plans described in note 8.

      The weighted average number of common shares outstanding for the basic earnings per share calculation was 4,984,307, 4,106,245 and 4,057,300 for 1998, 1997 and 1996, respectively. For diluted earnings per share purposes, these balances increase by 252,850, 225,417 and 0 shares for 1998, 1997 and 1996, respectively, due to the effect of common equivalent shares which were issuable under the Company's stock option plans. All earnings per share amounts for all periods have been restated to conform to Statement 128 requirements. The adoption of Statement 128 did not have a material effect on the calculation of earnings per share.

   (i) Pension Plan

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

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies, Continued

   (j) Research and Development Costs

      Research and development costs are charged to expense as incurred. The Company receives fees under a technology development contract and such fees are recorded as a reduction of research and development costs as work is performed pursuant to the related contract and as defined milestones are attained. In fiscal 1998 and 1997, the Company recognized product development fees of $335,390 and $338,939, respectively, under the contract, which were netted with research and development costs. Prior to fiscal 1997, the Company did not engage in technology development contracts.

   (k) Income Taxes

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

   (l) Financial Instruments

      The Company's financial instruments, which include cash and cash equivalents, marketable debt securities, accounts receivable, accounts payable, and long-term debt, are stated at cost which approximates their fair values at June 30, 1998 and 1997.

   (m) Stock-based Compensation

      The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (Statement 123), beginning with the Company's first quarter of fiscal 1997. Upon adoption of Statement 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by Statement 123 has been applied in measuring compensation expense.

   (n) Use of Estimates

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

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies, Continued

   (o) Recent Pronouncements

      Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130), was issued in 1997. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for all fiscal years beginning after December 15, 1997. Adoption of Statement 130 will be required in fiscal 1999 and will require interim disclosures beginning in fiscal 2000. Adoption of Statement 130 is not expected to have a material effect on the Company's financial statement disclosures.

      Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (Statement 131), was issued in 1997. Statement 131 establishes standards for the reporting of information about operating segments and related disclosures about products and services, geographic areas, and major customers. Adoption of Statement 131 will be required in fiscal 1999 and will require interim disclosures beginning in fiscal 2000. Adoption of Statement 131 is not expected to have a material effect on the Company's financial statement disclosures.

      Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits (Statement
      132), was issued in 1998. Statement 132 establishes combined formats for the presentation of pension and other postretirement benefit disclosures and is effective for all fiscal years beginning after December 15, 1997. Adoption of Statement 132 will be required in fiscal 1999 and is not expected to have a material effect on the Company's financial statement disclosures.

(2) Marketable Debt Securities

   Marketable debt securities classified as held-to-maturity are summarized as follows:

                                                  June 30, 1998
                               -------------------------------------------------
                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized      Fair
                                     Cost       Gains       Losses       Value
                                     ----       -----       ------       -----
   U.S. Government and
      agency obligations       $    80,300       175          --          80,475
   Corporate bonds               2,751,034       457        4,768      2,746,723
   Medium and short-term
      notes                        953,348       --         1,518        951,830
   Euro Dollar bonds             8,557,715       809        8,335      8,550,189
   Taxable auction securities    1,500,000       --           --       1,500,000
                               -----------    ------      -------     ----------
              Total            $13,842,397     1,441       14,621     13,829,217
                               ===========    ======      =======     ==========

   All marketable debt securities have maturities of one year or less as of June 30, 1998, and are therefore classified as current assets in the accompanying consolidated balance sheet.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(3) Inventories

   Inventories are summarized as follows:

                                                    1998            1997
                                                    ----            ----
           Component parts                      $ 4,212,925       3,684,807
           Work-in-process                        4,410,112       3,072,231
           Finished goods                         1,731,988         978,969
                                                -----------       ---------
                                                $10,355,025       7,736,007
                                                ===========       =========

(4) Property, Plant and Equipment

   Components of property, plant and equipment are as follows:

                                                    1998            1997
                                                    ----            ----
           Land and land improvements           $ 1,362,050       1,362,050
           Buildings                              5,242,499       5,129,221
           Machinery and equipment               25,732,156      23,588,902
                                                -----------      ----------
                                                 32,336,705      30,080,173
           Less accumulated depreciation
                and amortization                 24,446,433      23,110,872
                                                -----------      ----------
                                                $ 7,890,272       6,969,301
                                                ===========      ==========

(5) Accrued Expenses

   Accrued expenses are summarized as follows:

                                                    1998             1997
                                                    ----             ----

           Compensation                          $  859,032         313,477
           Commissions                              293,434         242,005
           Other                                    124,727         163,934
                                                 ----------         -------
                                                 $1,277,193         719,416
                                                 ==========         =======

(6) Long-term Debt

   Long-term debt is comprised as follows:

                                                    1998             1997
                                                    ----             ----
           Term loan                               $  --            680,001
           Capitalized lease obligations              --              2,057
                                                   -------         --------

                                                      --            682,058
           Less current installments                  --            228,723
                                                   -------         --------
                                                   $  --            453,335
                                                   =======         ========

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(6) Long-term Debt, Continued

   In August 1985, Onondaga County Industrial Development Agency (OCIDA) issued revenue bonds bearing interest at 75% of the prime rate in the amount of $3,400,000. The proceeds from the bonds were used to construct additions to the Company's manufacturing facility and for the purchase of additional land and equipment. The related lease agreement, which matured on May l, 2000, required semi-annual principal payments of $113,333, plus interest. In October 1996, the bonds were extinguished with the proceeds of the term loan described below.

   In October 1996, the Company entered into an agreement for a credit facility providing for (1) a $3,000,000 working capital revolving line of credit bearing interest at prime plus 1% (9.5% at June 30, 1997), maturing on November 30, 1998, and (2) a $906,667 term loan payable in semi-annual installments of $113,333 through May 1, 2000, bearing interest at prime plus 1.25% (9.75% at June 30, 1997). The proceeds of the term loan were used to refinance the OCIDA revenue bonds. Borrowings under the credit facility were secured by substantially all assets of the Company. The Company paid the term loan in full during fiscal year 1998 with the proceeds from the secondary public offering as described in note 7.

   In December 1997, the Company entered into an agreement providing for a $10,000,000 unsecured working capital revolving line of credit bearing interest at prime (8.5% at June 30, 1998), maturing on December 31, 2000. There were no borrowings against the line of credit in fiscal 1998.

   The terms of the revolving line of credit require maintenance of a minimum tangible net worth, ratio of cash flow to current maturities, and leverage ratio, as defined in the respective agreement. The Company was in compliance with all restrictions and covenants at June 30, 1998.

   Cash payments for interest were $93,148, $92,358 and $110,959 during fiscal 1998, 1997 and 1996, respectively.

(7) Common Stock Offering

   During the second quarter of fiscal 1998, the Company sold an additional 1,165,450 shares of its common stock in a public offering for $19,750,450, net of issuance costs. A portion of the proceeds was used to pay bank debt and other general corporate purposes. The balance of the proceeds is reflected in the current year cash and cash equivalents and marketable debt securities held-to-maturity accounts at June 30, 1998.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(8) Stock Option Plans

   Under the Company's 1988 Incentive Stock Option Plan (1988 ISO), 1,000,000 shares of common stock were reserved for the granting of options to officers and key employees. Options were granted at the fair market price of shares at the date of grant, become exercisable 20% at the date of grant and 20% per year thereafter, and must be exercised within ten years of the date of grant. No shares are available for grant under the 1988 plan as of June 30, 1998.

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

   Information for the three years ended June 30, 1998 with respect to these plans are as follows:

                                                                                                       Weighted
                                                       Shares                                           Average
                                         -----------------------------------                           Exercise
                                         ISO             NSO           Total       Option Price          Price
                                         ---             ---           -----       ------------          -----
   Outstanding at July 1, 1995          684,820         60,000        744,820     $  1.38 to 6.88        3.81
     Issued                              68,000            --          68,000     $  6.50 to 7.50        7.43
     Canceled                           (30,000)           --         (30,000)    $  1.38 to 6.88        4.90
     Exercised                          (82,100)       (60,000)      (142,100)    $  1.38 to 6.88        3.19
     Expired                            (12,850)           --         (12,850)    $      6.00            6.00
                                      ---------      ---------     ----------
   Outstanding at June 30, 1996         627,870            --         627,870     $  1.38 to 7.50        4.25
     Issued                              95,000         10,000        105,000     $  6.50 to 8.25        6.95
     Exercised                          (20,000)           --         (20,000)    $  1.38 to 7.50        2.97
     Expired                            (31,870)           --         (31,870)    $      6.88            6.88
                                      ---------      ---------     ----------
   Outstanding at June 30, 1997         671,000         10,000        681,000     $  1.38 to 8.25        4.58
     Issued                              74,500         14,000         88,500     $ 15.00 to 21.13      19.72
     Exercised                         (277,800)           --        (277,800)    $  1.38 to 7.50        3.79
                                      ---------      ---------     ----------
   Outstanding at June 30, 1998         467,700         24,000        491,700     $  1.38 to 21.13       7.75
                                      =========      =========     ==========
   Shares exercisable at
     June 30, 1998                      236,400         24,000        260,400     $  1.38 to 19.88       5.21
                                      =========      =========     ==========
   Shares available for grant at
     June 30, 1998                       62,500            --          62,500
                                      =========      =========     ==========

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(8) Stock Option Plans, Continued

   The following table summarizes significant ranges of outstanding and exercisable options at June 30, 1998:

                                             Options Outstanding                      Options Exercisable
                                  ----------------------------------------            -------------------
                                                 Weighted
                                                  average         Weighted                           Weighted
                Range of                         remaining         average                            average
                exercise                         life in          exercise                           exercise
                 prices           Shares           years            price          Shares              price
                 ------           ------           -----            -----          ------              -----
         $    1.38 to 4.12          73,000         2.25             1.3750            73,000           1.3750
         $    4.13 to 5.88         171,200         4.16             4.8528           131,200           5.0747
         $    6.50 to 8.25         159,000         7.64             7.1196            42,200           7.3788
         $   15.00 to 21.13         88,500         8.56            19.7239            14,000          19.8750
                               -----------                                      ------------
                                   491,700                                           260,400
                               ===========                                      ============


   The per share weighted average fair value of stock options granted during fiscal year 1998 and 1997 was $12.86 and $4.71, respectively. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following weighted average assumptions for the respective fiscal year:

                                                   1998               1997
                                                   ----               ----
   Expected life                                     5                  5
   Interest rate                                   5.81%              6.08%
   Volatility                                       75%                78%
   Dividend yield                                   0%                 0%

   Stock-based compensation costs would have reduced pretax income by $393,662 and $166,106 in fiscal 1998 and 1997 ($374,718 and $161,678 after tax and
   $.08 and $.04 per share in fiscal 1998 and 1997, respectively) if the fair values of options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for fiscal 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(9) Employee Benefit Plans

   The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under this plan generally are based on the employee's years of service and compensation. The following table sets forth the plan's funded status at June 30, 1998 and 1997:

                                                      1998             1997
                                                      ----             ----
   Actuarial present value of accumulated
     benefit obligation (vested
     $5,032,014 in 1998 and
     $4,195,715 in 1997)                           $5,108,816        4,259,753
   Effect of assumed increase in
     compensation levels                              457,070          368,532
                                                   ----------      -----------
   Projected benefit obligation for
      services rendered to date                     5,565,886        4,628,285
   Plan assets at fair value                        5,594,504        4,970,705
                                                   ----------      -----------
   Plan assets in excess of projected
        benefit obligation                             28,618          342,420
   Unrecognized net gain                             (239,296)        (501,657)
   Unrecognized prior service cost                    115,394          133,633
   Unrecognized net transition asset (15 year
        amortization)                                  47,327           56,793
                                                   ----------      -----------
           Prepaid (accrued) pension cost          $  (47,957)          31,189
                                                   ==========      ===========

       The following table details the components of net periodic pension cost:

                                          1998            1997           1996
                                          ----            ----           ----
    Service cost                      $  163,350        140,609        148,893
    Interest cost                        342,969        316,779        292,138
    Actual return on
        plan assets                    (690,506)      (549,333)      (406,032)
    Net amortization
        and deferral                     326,168        223,654        114,897
                                       ---------      ---------      ---------
         Net periodic pension cost    $  141,981        131,709        149,896
                                       =========      =========      =========

   The projected benefit obligation was determined using an assumed discount rate of 6.7% and 7.5% for fiscal 1998 and 1997, respectively, and an assumed long-term rate of increase in compensation of 4.0% and 5.0% for fiscal 1998 and 1997, respectively. The assumed long-term rate of return on plan assets was 8.0% for fiscal 1998 and 1997.

   Plan assets consist principally of equity securities, and U.S. government and corporate obligations.

   The Company maintains a voluntary contributory salary savings plan to which participants may contribute up to 15% of their total compensation. During fiscal 1996, the Company contributed an amount equal to 50% of the participants' contribution up to a maximum of 3% of the participants' compensation. In fiscal 1997, the Company increased its matching contribution to an amount equal to 50% of the participants' contribution up to a maximum of 5% of the participants' compensation. During fiscal 1998, 1997 and 1996, the Company contributed $173,369, $129,115 and $80,645, respectively, to this plan.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(9) Employee Benefit Plans, Continued

   During fiscal 1998, the Company instituted a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $231,000 in fiscal 1998. While the Company intends to continue this Plan, it reserves the right to terminate or amend the Plan at any time.

(10) Postretirement Benefits

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

   The following table presents the accumulated postretirement benefit obligation at June 30, 1998 and 1997:

                                                       1998             1997
                                                       ----             ----

    Retirees                                       $   688,472         553,511
    Fully eligible active plan
      participants                                     146,437         144,310
    Other active participants                          501,412         493,811
    Unrecognized net gain                              (89,900)        (10,356)
                                                   -----------       ---------
         Accumulated postretirement
             benefit obligation                    $ 1,246,421       1,181,276
                                                   ===========       =========

   The following table details the components of net periodic postretirement benefit cost:

                                                1998          1997        1996
                                                ----          ----        ----
    Service cost                              $ 27,664       32,784      29,296
    Interest cost                               89,372       84,744      78,151
                                              --------      -------     -------
         Net periodic postretirement
            benefit cost                      $117,036      117,528     107,447
                                              ========      =======     =======

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(10) Postretirement Benefits, Continued

   For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal 1998; the rate was assumed to decrease gradually to 5% by the year 2013 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. However, as the Company contributes a fixed dollar amount to the plan for the active employee group, this impact is minimized. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1998 by approximately $129,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended June 30, 1998 by approximately $5,700.

   The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at June 30, 1998 and 1997.


(11) Income Taxes

   Income tax expense (benefit) consists of:

                                       Current         Deferred         Total
                                       -------         --------         -----
   Year ended June 30, 1998:
        U.S. Federal                 $1,831,327          21,547       1,852,874
        State                           181,097         296,029         477,126
                                     ----------       ---------      ----------
                                     $2,012,424         317,576       2,330,000
                                     ==========       =========      ==========

   Year ended June 30, 1997:
        U.S. Federal                 $  450,262        (738,824)       (288,562)
        State                            17,284         271,278         288,562
                                     ----------       ---------      ----------
                                     $  467,546        (467,546)          --
                                     ==========       =========      ==========

   Year ended June 30, 1996:
        U.S. Federal                 $    --              --              --
        State                             --              --              --
                                     ----------       ---------      ----------
                                     $    --              --              --
                                     ==========       =========      ==========

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(11) Income Taxes, Continued

   A reconciliation of the expected consolidated income tax expense (benefit), computed by applying the U.S. Federal corporate income tax rate of 34% to income (loss) before income taxes, to income tax expense, is as follows:

                                          1998           1997         1996
                                          ----           ----         ----
   Expected consolidated income
        tax expense (benefit)          $2,198,650       698,735     (367,223)
   State income taxes, net of
        Federal income tax benefit        314,903       190,451        --
   Foreign tax effect, net                 78,443       137,722      496,520
   Change in valuation allowance         (350,060)   (1,060,599)    (140,552)
   Other, net                              88,064        33,691       11,255
                                       ----------    ----------     --------
                                       $2,330,000         --           --
                                       ==========    ==========     ========

   The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 1998 and 1997 are presented below:

                                                        1998             1997
                                                        ----             ----
   Deferred tax assets:
        Inventories                                  $   65,411          53,711
        Deferred compensation                            58,500           --
        Retirement benefits                              31,930           --
        Postretirement benefits                         485,692         460,698
        Nondeductible reserves                           11,460          11,460
        State investment tax credit carryforwards       665,840         804,631
        General business credit carryforwards             --             30,594
        Alternative minimum tax credit
           carryforwards                                  --            491,902
        State net operating loss carryforwards            --             36,636
                                                      ---------       ---------
                   Total deferred tax assets          1,318,833       1,889,632
                   Less valuation allowance             233,044         583,104
                                                      ---------       ---------
                   Net deferred tax asset             1,085,789       1,306,528
                                                      ---------       ---------
   Deferred tax liabilities:
        Plant and equipment, principally due to
           differences in depreciation                 (935,819)       (838,319)
        Retirement benefits                               --               (663)
                                                      ---------       ---------
                   Total deferred tax liabilities      (935,819)       (838,982)
                                                      ---------       ---------
                   Net deferred taxes                $  149,970         467,546
                                                     ==========       =========
   Presented as:
        Current deferred tax asset                      108,801         532,054
        Long-term deferred tax asset                     41,169         (64,508)
                                                     ----------       ---------
                                                     $  149,970         467,546
                                                     ==========       =========

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(11) Income Taxes, Continued

   The valuation allowance for deferred tax assets as of June 30, 1998 and 1997 was $233,044 and $583,104, respectively. The net change in the total valuation allowance for the years ended June 30, 1998 and 1997 was a decrease of $350,060 and $1,060,599, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 1998. The deferred tax asset valuation allowance is principally related to the recoverability of the Company's state investment tax credit carryforwards at June 30, 1998 and 1997.

   At June 30, 1998, the Company has investment tax credit carryforwards for state income tax purposes of $655,840 which are available to reduce future state income taxes, if any, through 2006.

   The tax benefit associated with the exercise of stock options and disqualifying dispositions by employees reduced taxes payable by $238,000 in fiscal 1998. Such benefits are reflected as additional paid-in capital.

   Cash payments for income taxes were $1,950,717 in fiscal 1998 and $0 in fiscal 1997 and 1996.

(12) Restructuring

   During the third quarter of fiscal 1996, the Company recorded a restructuring charge of $810,000 resulting from the disposition of the net assets of the Company's European subsidiary, Anaren Microwave, Ltd. The charge includes provisions for the writedown of assets to net realizable value, legal and professional fees, and costs to complete an existing electronic warfare simulator contract in excess of expected revenues. As of June 30, 1996, the non-cash write-downs of assets and disposition related cash outflows had all been incurred.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(13) Commitments

   The Company is obligated under an operating lease for a building. Future minimum payments under the noncancelable operating lease for the next five years and thereafter are summarized as follows:

          Year ending June 30,
                   1999                                       $  392,051
                   2000                                          392,051
                   2001                                          392,051
                   2002                                          392,051
                   2003                                          392,051
                   Thereafter                                  4,181,877
                                                              ----------
                                                               6,142,132
          Less amounts representing
               sublease income                                 1,127,146
                                                              ----------
                                                              $5,014,986
                                                              ==========

   Rent expense for the years ended June 30, 1998, 1997, and 1996 was $392,051, $384,835 and $373,531, respectively. Rent expense for fiscal 1998, 1997, and 1996 was offset by sublease income of $242,435, $125,667, and $53,032, respectively.

   As discussed in note 1(j), the Company is currently engaged under a technology development contract. Under this contract, the Company is committed to provide research and development services through September 1998. Technology development fees and related costs under the contract are anticipated to aggregate approximately $288,000 in fiscal 1999.

(14) Concentrations

   In 1998, sales to one customer (approximately $6,800,000) exceeded 10% of consolidated net sales. In 1997, sales to two customers (approximately $3,400,000 and $2,700,000, respectively) exceeded 10% of consolidated net sales. In 1996, sales to two customers (approximately $4,380,000 and $1,720,000, respectively) exceeded 10% of consolidated net sales.

   The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks peculiar to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. Sales to the Government accounted for approximately 18%, 16%, and 20% of consolidated net sales in fiscal 1998, 1997, and 1996, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it continues to reduce its dependence on sales to the Government through development of its commercial electronic business.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(15) Foreign Operations

   The following table shows financial information about the Company's foreign operations:

                                                  Years ended June 30,
                                    -------------------------------------------
                                       1998             1997            1996
                                       ----             ----            ----
    Net sales:
         United States              $37,449,449      24,226,792      15,900,956
         European subsidiary              --              --          1,180,945
                                    -----------      ----------      ----------

             Consolidated           $37,449,449      24,226,792      17,081,901
                                    ===========      ==========      ==========

    Operating income (loss):
         United States              $ 5,626,336       2,035,470         392,015
         European subsidiary*             --              --         (1,496,979)
                                    -----------      ----------      ----------

             Consolidated           $ 5,626,336       2,035,470      (1,104,964)
                                    ===========      ==========      ==========

       * Includes the net loss on dissolution of the net assets of $810,000 in fiscal 1996 (see note 11).

                                                  Years ended June 30,
                                    --------------------------------------------
                                       1998             1997             1996
                                       ----             ----             ----
    Identifiable assets:
         United States              $50,902,822      25,972,543       20,674,207
         European subsidiary              --             --            1,119,009
                                    -----------      ----------       ----------

             Consolidated           $50,902,822      25,972,543       21,793,216
                                    ===========      ==========       ==========

   Sales to customers located outside the United States amounted to $7,612,326 in 1998, $4,701,094 in 1997, and $6,108,024 in 1996.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

(16) Quarterly Financial Data (Unaudited)

   The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 1998 and 1997, respectively:

                                             1998 Quarter Ended
                                ----------------------------------------------
                                Sept. 30     Dec. 31     March 31      June 30
                                --------     -------     --------      -------
    Net sales                  $7,721,323   9,361,780   9,951,100    10,415,246
                               ==========   =========   =========    ==========
    Cost of sales              $4,853,726   6,034,971   6,291,273     6,391,364
                               ==========   =========   =========    ==========
    Net income                 $  759,599     957,864   1,171,289     1,247,866
                               ==========   =========   =========    ==========
    Net income per common and
       common equivalent share:
            Basic                   $ .17         .20         .21           .22
                                    =====         ===         ===           ===
            Diluted                 $ .17         .19         .20           .22
                                    =====         ===         ===           ===


                                              1997 Quarter Ended
                                ----------------------------------------------
                                Sept. 30     Dec. 31     March 31      June 30
                                --------     -------     --------      -------
    Net sales                  $5,065,641   5,313,722   6,059,502     7,787,927
                               ==========   =========   =========     =========

    Cost of sales              $3,572,094   3,481,193   3,995,195     5,194,402
                               ==========   =========   =========     =========

    Net income                 $  209,528     370,389     464,733     1,010,452
                               ==========   =========   =========     =========

    Net income per common and
       common equivalent share:
            Basic                   $ .05         .09         .11           .25
                                    =====         ===         ===           ===
            Diluted                 $ .05         .09         .11           .23
                                    =====         ===         ===           ===

                              INDEX TO EXHIBITS (1)

Exhibit No.                Description
-----------                -----------
            3.1   Certificate of Incorporation of Registrant and amendments
                  thereto.
                  (i)   Restated Certificate of Incorporation is incorporated by
                        reference to Exhibit 3(a) to Registrant's Registration Statement on Form S-1 (No. 2-42704).
                  (ii)  Amendment, filed December 19, 1980, is incorporated by reference to Exhibit 4.1(ii) to Registrant's
                        Registration Statement on Form S-2 (No. 2-86025).
                  (iii) Amendment, filed March 18, 1985 is incorporated by
                        reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission File No. 0-6620) for the year ended June 30, 1987.
                  (iv)  Amendment, filed December 14, 1987, is incorporated by reference to Exhibit 4(a) (iv) to the Registrant's Registration Statement on Form S-8 (33-19618).
a           3.2   Registrant's By-Laws, as amended.
b, c        10.1  Lease Agreement between the Registrant and the Onondaga
                  County Industrial Development Agency, dated June 1, 1980
                  together with Amendment, dated August 21, 1985 to Lease
                  Agreement between the Registrant and the Onondaga County
                  Industrial Development Agency.
l           10.3  Credit Facility Agreement dated as of October 1, 1996 between the Company and Manufacturers and Traders Trust Company,
                  together with Term Note and Revolving Credit Note each dated
                  October 1, 1996 executed by the Company to Manufacturers and
                  Traders Trust Company and Security Agreement dated October 1,
                  1996 between the Company and Manufacturers and Traders Trust
                  Company.
l           10.4  Employment Agreement dated as of July 1, 1997 between the
                  Company and Lawrence A. Sala.
l           10.5  Consulting Agreement dated as of March 1, 1997 between the
                  Company and Dale F. Eck.
a           10.6  Registrant's Pension Plan and Trust. (2)
j           10.7  Registrant's Incentive Stock Option Plan. (2)
d           10.8  Registrant's Employee Stock Purchase Plan. (2)
e           10.9  Registrant's Non-Statutory Stock Option Plan (2)
f           10.10 Registrant's Severance Compensation Plan (2)
            10.11 Registrant's Management Incentive Plan for 1998 (2)
m           10.12 Employment Agreement dated as of October 7, 1997 between the
                  Company and Hugh A. Hair.
n           10.13 Credit Facility Agreement dated as of December 23, 1997 between the Company and Manufacturers and Traders Trust
                  Company, together with the Revolving Credit Note dated
                  December 23, 1997 executed by the Company to Manufacturers and
                  Traders Trust Company.
g           21    Subsidiaries of Registrant
            23    Consent of KPMG Peat Marwick LLP
            27    Financial Data Schedule for the twelve month period ended June
                  30, 1998, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

a Incorporated herein by reference to exhibit No. 4(b) to the Registrant's Registration Statement on Form S-8 (Registration No. 33- 19618).

b Incorporated herein by reference to exhibit No. 4.4 to the Registrant's Registration Statement on Form S-2 (Registration No. 2-86025)

c Incorporated herein by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1985.

d Incorporated herein by reference to Exhibit No. 4(c) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-1768)

e Incorporated herein by reference to Exhibit No. 4 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-36761).

f Incorporated herein by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1990.

g Incorporated herein by reference to exhibit No. 22 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.

j Incorporated herein by reference to the exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-03193)

l Incorporated herein by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.

m Incorporated herein by reference to exhibit No. 10.12 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1997.

n Incorporated herein by reference to exhibit No. 10.13 to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1997.

      (1) The Company's quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-6620

      (2)   Management contract or compensatory plan arrangement.