Form 10-Q
period 1998-09-30
ANAREN MICROWAVE INC
filed 1998-11-03
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      The number of shares of Registrant's Common Stock outstanding on October 23, 1998 was 5,481,292.

                             ANAREN MICROWAVE, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

    Item 1.    Financial Statement (Unaudited)

               Consolidated Condensed Balance Sheets                       3
               as of September 30, 1998 and June 30, 1998

               Consolidated Condensed Statements of Earnings               4
               for the Three months ended September 30, 1998
               and September 30, 1997

               Consolidated Condensed Statements of Cash Flows             5
               for the Three months ended September 30, 1998 and September 30, 1997

               Notes to Consolidated Condensed Financial Statements        6

    Item 2.    Management's Discussion and Analysis                        8
               of Financial Condition and Results of Operations

    PART II - OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K                            13

Item 1.  Financial Statement (Unaudited)

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                      September 30, 1998 and June 30, 1998

                                                     Unaudited
             Assets                               Sept. 30, 1998   June 30, 1998
                                                  --------------   -------------
Current assets:
    Cash and cash equivalents                      $ 10,638,055    $ 11,248,925
    Marketable debt securities                       14,301,274      13,842,397
    Receivables, less allowance of $13,000            7,679,189       7,277,584
    Inventories                                       9,627,307      10,355,025
    Prepaid expenses                                    174,357         138,649
    Deferred income taxes, current                      108,801         108,801
                                                   ------------    ------------
                Total current assets                 42,528,983      42,971,381

Property, plant and equipment                        32,761,624      32,336,705
    Less accumulated depreciation
    and amortization                                (24,788,945)    (24,446,433)
                                                   ------------    ------------
                Net property, plant
                and equipment                         7,972,679       7,890,272

Deferred income taxes, long-term                         41,169          41,169
                                                   ------------    ------------

                                                   $ 50,542,831    $ 50,902,822
                                                   ============    ============
    Liabilities and Stockholders' Equity

Current liabilities:
    Current installments of long-term debt         $         --    $         --
    Accounts payable                                  1,513,310       2,221,397
    Income taxes payable                                838,894         317,260
    Accrued expenses                                  1,086,724       1,277,193
    Customer advance payments                            53,208         190,681
                                                   ------------    ------------
                Total current liabilities             3,492,136       4,006,531

Postretirement benefit obligation                     1,246,421       1,246,421
Long-term debt, less current installments                    --              --
Other liabilities                                       180,000         144,000
                                                   ------------    ------------
                Total liabilities                     4,918,557       5,396,952
                                                   ------------    ------------

Stockholders' equity:
    Common stock of $.01 par value. Authorized
       12,000,000 shares; issued 6,471,566
       shares at September 30, 1998 and
       6,455,366 shares at June 30, 1998                 64,715          64,554
    Additional paid-in capital                       36,710,015      36,611,751
    Retained earnings                                12,164,246      10,841,642
                                                   ------------    ------------
                                                     48,938,976      47,517,947
    Less cost of 1,007,274 shares in treasury
      at September 30, 1998 and 892,274 shares
      at June 30, 1998                                3,314,702       2,012,077
                                                   ------------    ------------
                Total stockholders' equity           45,624,274      45,505,870
                                                   ------------    ------------
                                                   $ 50,542,831    $ 50,902,822
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           September 30, 1998 and 1997
                                    Unaudited

                                                       1998            1997
                                                       ----            ----

Net sales                                          $ 10,478,787    $  7,721,323

Costs of goods sold                                   6,473,591       4,853,726
                                                   ------------    ------------
        Gross profit                                  4,005,196       2,867,597
                                                   ------------    ------------

Operating expenses
        Marketing, including sales commissions          981,895         939,966
        Research and development                        575,105         188,768
        General and administrative                      753,534         641,305
                                                   ------------    ------------
              Total operating expenses                2,310,534       1,770,039
                                                   ------------    ------------

Operating income                                      1,694,662       1,097,558
                                                   ------------    ------------
Interest Expense                                         (9,620)        (24,586)
Other Income                                            349,562          61,627
                                                   ------------    ------------

Income before income taxes                            2,034,604       1,134,599

Income tax expense                                      712,000         375,000
                                                   ------------    ------------

Net income                                         $  1,322,604    $    759,599
                                                   ============    ============

Net income per common and common
   share equivalent:
        Basic                                      $       0.24    $       0.18
                                                   ============    ============
        Diluted                                    $       0.23    $       0.17
                                                   ============    ============

Shares used in computing net income per
   common and common share equivalent:
        Basic                                         5,525,347       4,173,153
                                                   ============    ============
        Diluted                                       5,679,694       4,511,651
                                                   ============    ============

Dividends per share                                $         --    $         --
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended:
                    September 30, 1998 and September 30, 1997
                                    Unaudited

                                                        1998           1997
                                                        ----           ----
Cash Flows from operating activities:
     Net income                                    $  1,322,604    $    759,599
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                  342,512         312,544
         Deferred income taxes                               --          94,943
     Changes in operating assets and
       liabilities:
           Receivables                                 (401,605)       (162,847)
           Inventories                                  727,718      (1,188,212)
           Prepaid expenses                             (35,709)        (81,151)
           Other Assets                                      --           1,160
           Accounts payable                            (708,087)        512,603
           Income taxes payable                         521,635        (212,228)
           Accrued expenses                            (154,469)        174,995
           Customer advance payments                   (137,473)         15,047
                                                   ------------    ------------

             Net cash provided by
               operating activities                   1,477,126         226,453
                                                   ------------    ------------

Cash flows from investing activities:
     Capital expenditures                              (424,919)       (377,608)
     Purchase of marketable debt securities            (458,877)             --
                                                   ------------    ------------
             Net cash used in investing
               activities                              (883,796)       (377,608)
                                                   ------------    ------------

Cash flows from financing activities:
     Principal payments on long-term debt                    --          (1,708)
     Proceeds from issuance of common stock              98,425         343,375
     Purchase of treasury stock                      (1,302,625)             --
                                                   ------------    ------------
             Net cash provided by (used in)
               financing activities                  (1,204,200)        341,667
                                                   ------------    ------------

             Net increase in cash
               and cash equivalents                    (610,870)        190,512

Cash and cash equivalents at beginning
   of period                                         11,248,925       3,807,004
                                                   ------------    ------------
Cash and cash equivalents at end
   of period                                       $ 10,638,055    $  3,997,516
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                    $        245    $      8,037
                                                   ============    ============
       Income taxes                                $    189,309    $    492,285
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 1998, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's fiscal 1998 Annual Report to Stockholders on Form 10-K. The result of operations for the three months ended September 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1999, or any future interim period.

The income tax rate of 35% utilized for interim financial statement purposes for the three months ended September 30, 1998 is based on estimates of income and utilization of tax credits for the entire year.

NOTE 1:   Inventories

          Inventories at September 30, 1998 and June 30, 1998 are summarized as follows:

                                                 Sept. 30              June 30
                                                 --------              -------

                Raw materials                   $ 3,768,722         $  4,412,925
                Work in process                   4,202,187            4,410,112
                Finished goods                    1,656,398            1,731,988
                                                -----------         ------------
                                                $ 9,627,307         $ 10,355,025
                                                ===========         ============

NOTE 2:   Property, Plant and Equipment

          Property, plant and equipment at September 30, 1998 and June 30, 1998 are summarized as follows:

                                                   Sept. 30            June 30
                                                   --------            -------

                Land and land improvements       $  1,362,050       $  1,362,050
                Buildings and improvements          5,254,515          5,242,499
                Machinery and equipment            26,145,059         25,732,156
                                                 ------------       ------------
                                                 $ 32,761,624       $ 32,336,705
                                                 ============       ============

NOTE 3:   Net Income Per Share

          Net income per share is computed based on the weighted average number of common shares and common stock options (using the treasury stock method) outstanding in accordance with the requirements of FASB Statement No. 128 "Earnings Per Share."

          The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended
                                                           ------------------
                                                        Sept. 30       Sept. 30
Numerator:                                                1998           1997
                                                          ----           ----

Net income available to
     common stockholders                               $1,322,604     $  759,599
                                                       ==========     ==========

Denominator:

Denominator for basic net income per share:
       Weighted average shares outstanding              5,525,347      4,173,153
                                                       ==========     ==========

Denominator for diluted net income per share:
       Weighted average shares outstanding              5,525,347      4,173,153
       Common stock options                               154,347        338,498
                                                       ----------     ----------
       Weighted average shares
         and conversions                                5,679,694      4,511,651
                                                       ==========     ==========

          Options to purchase 225,500 shares at market prices ranging from $4.125 to $19.875 were outstanding during the quarter but were not included in the computation of fully diluted earnings per share because the options are not yet exercisable.

NOTE 4:   Research and Development Costs

          Research and development costs are charged to expense as incurred. The Company receives fees under a technology development contract and such fees are recorded as a reduction of research and development costs as work is performed pursuant to the related contract and as defined milestones are attained. Net research and development expense for the three months ended September 30, 1998 and 1997 are summarized as follows:

                                                          1998           1997
                                                          ----           ----

          Gross research and development expenses       $604,362       $306,601

          Technology development contract fees           (29,257)      (117,833)
                                                        --------       --------
          Research and development expense              $575,105       $188,768
                                                        ========       ========

Item 2. Management's Discussion and Analysis of Financial and Results of Operations

Management's discussion and analysis reviews the Company's operating results for the three months ended September 30, 1998 and 1997 and its financial condition at September 30, 1998. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of September 30, 1998 and June 30, 1998 and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 1998 and 1997.

Operations for the first quarter of fiscal 1999 were highlighted by continuing escalation of commercial Wireless sales, a resurgence of Defense Electronics and Satellite Communications sales and a significant improvement in net income over the first quarter of fiscal 1998.

Net Sales for the first quarter ended September 30, 1998 were $10,479,000, up 36%, from net sales of $7,721,000 for the same quarter in the previous year. The Company recorded earnings of $1,323,000 for the first quarter of fiscal 1999, a 74% increase over earnings of $760,000 for the first quarter of fiscal 1998.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements as a percentage of net sales.

                                                     Three Months Ended
                                                     ------------------
                                                   Sept. 30       Sept. 30
                                                     1998           1997
                                                     ----           ----

Net sales                                           100.0%          100.0%
Cost of sales                                        61.8%           62.9%
                                                    -----           -----
     Gross profit                                    38.2%           37.1%
                                                    -----           -----

Operating expenses
     Marketing                                        9.3%           12.2%
     Research and development                         5.5%            2.4%
     General and administrative                       7.2%            8.3%
                                                    -----           -----
              Total operating expenses               22.0%           22.9%
                                                    -----           -----

Operating income                                     16.2%           14.2%

Other income (expense)                                3.2%            0.5%
                                                    -----           -----
Income before income taxes                           19.4%           14.7%
Income tax expense                                    6.8%            4.9%
                                                    -----           -----
     Net income                                      12.6%            9.8%
                                                    =====           =====

The following table summarizes the Company's net sales by various product lines for the periods indicated. Amounts are in thousands.

                                           Three Months Ended
                                           ------------------
                                         Sept. 30       Sept. 30
                                           1998           1997
                                           ----           ----

Wireless                                 $ 4,353         $3,599
Satellite Communications                   2,578          1,496
Defense Electronics                        3,548          2,626
                                         -------         ------

                                         $10,479         $7,721
                                         =======         ======

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

Net Sales. Net sales increased 36% to $10.5 million for the first three months of fiscal 1999 from $7.7 million for the first three months of the previous fiscal year. Sales of Wireless products, which consist of surface mount and custom components used in building wireless base station equipment, rose 21%, from $3.6 million for the three months ended September 30, 1997 to $4.4 million for the three months ended September 30, 1998. This increase reflects the continuing strong demand in the worldwide market for base station equipment. Sales of Satellite Communications products consist of custom multi-layer components such as butler matrices and beamforming networks for commercial and military communications. Satellite Communications sales rose 72%, to $2.6 million, in the first quarter of fiscal 1999, compared to $1.5 million in the first quarter of fiscal 1998. This increase was the result of a depressed level of shipments in this business area in the first quarter of the previous fiscal year. This lower level of shipments was a result of the Company having just completed the initial production run on the Iridium program and having experienced delays in shipments of approximately $900,000 of satellite products from the first quarter to the second quarter of fiscal 1998 for satellite programs for Harris Corp. and Hughes Space and Communications International, Inc. The Company expects Satellite Communications sales to approximate first quarter 1999 sales for the remaining three quarters of the current year.

Sales of Defense Electronics products consist of Digital Frequency Discriminators ("DFDs"), Digital RF Memories ("DRFMs"), ESM Receivers and Microwave Integrated Circuit Components ("MICs"). Defense Electronic sales increased 35% to $3.5 million for the three months ended September 30, 1998 from $2.6 million for the three months ended September 30, 1997. This increase was a result of the Company entering full production for DRFMs for foreign sales of the Airborne Self-Protection Jammer ("ASPJ") program which was just entering initial factory production in the first quarter of last fiscal year.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, fabrication costs, assembly costs and test costs. Gross profit increased 39.6% to $4.0 million for the three months ended September 30, 1998 from $2.9 million for the three months ended September 30, 1997. Gross margin was 38.2% of net sales for the three months ended September 30, 1998 compared to 37.1% of net sales for the three months ended September 30, 1997. The increase in gross margin was due to economies of scale achieved due to higher volume in all three business groups.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and travel expenses.

Marketing expenses increased 4.5% to $982,000 (9.3% of net sales) for the three months ended September 30, 1998 from $940,000 (12.2% of net sales) for the three months ended September 30, 1997. The increase resulted from expansion of the Company's outside sales force during the last half of the previous fiscal year to support the Company's expanding commercial markets.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Gross research and development costs are reduced by expense reimbursements received under a Technology Reinvestment Program through Raytheon, for the Advance Research Project Agency of the United States Government. Net research and development expenses increased 204.0% to $575,000 (5.5% of net sales) for the three months ended September 30, 1998, from $189,000 (2.4% of net sales) for the three months ended September 30, 1997. Research development expenses expanded to support the increased development of wireless infrastructure and Satellite Communications products.

General and Administrative. General and administrative expenses increased 17.6% to $754,000 (7.2% of net sales) for the three months ended September 30, 1998 compared to $641,000 (8.3% of net sales) for the three months ended September 30, 1997. General and administrative expense rose due to increased staffing levels, higher professional fees and increased compensation levels for existing personnel.

Interest Expense. Interest expense represents interest incurred on the Company's line of credit and any outstanding letters of credit. Interest expense decreased 60.8% to $10,000 (0.1% of net sales) for the three months ended September 30, 1998, from $25,000 (0.3% of net sales) for the three months ended September 30, 1997. This decrease was a result of the Company's repayment of its term loan in December 1997.

Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 465% to $350,000 (3.3% of net sales) for three months ended September 30, 1998, from $62,000 (0.3% of net sales) for the three months ended September 30, 1997, due to a higher level of investable cash balances in the current year resulting from the public offering completed by the Company in the second quarter of the previous fiscal year.

Income Taxes. Income tax expense for the three months ended September 30, 1998 was $712,000 (6.8% of net sales), an effective tax rate of 35%. This compares to $375,000 (4.9% of net sales) for the three months ended September 30, 1997, an effective tax rate of 33%. The rise in the effective tax rate from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 was the result of the utilization of the Company's remaining tax credits in fiscal 1998.

Liquidity and Capital Resources

The Company has financed its operations for the three months ended September 30, 1998 primarily from cash flow from operations. Net cash provided by operations for the three months ended September 30, 1998 and the three months ended September 30, 1997 were $1,477,000 and $227,000, respectively. The positive cash flow from operation in both the first three months of fiscal 1999 and 1998 was due primarily to the profit attained in both years. The relatively higher level of cash provided by operations in the first three months ended September 30, 1998, compared to the first three months of the prior fiscal year, resulted, primarily, from the higher level of income in the current first quarter and the decrease in inventory levels in the current first quarter compared to the increasing inventory levels in the first quarter of the prior year.

Net cash used in investing activities consists of funds which were used to purchase short-term marketable securities and capital equipment. Capital equipment expenditures in the three months ended September 30, 1998 and the three months ended September 30, 1997 were $425,000 and $378,000, respectively.

These capital investments consisted primarily of equipment needed to further automate production for the Company's new Wireless and Satellite Communications products, as well as test and production equipment for the production run of the ASPJ program in the Defense Group.

Cash used in financing activities amounted to $1,204,000 for the three months ended September 30, 1998 and consisted primarily of funds used to repurchase common stock of the Company. During the fourth quarter of fiscal 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company at prevailing market prices. Through September 30, 1998 the Company had repurchased 115,000 shares and expended $1,303,000. Cash provided by financing activities for the first quarter of the previous fiscal year was $342,000 and consisted primarily of cash generated by the exercise of stock options.

During the remainder of fiscal 1999, the Company's major cash requirements will be for additions to capital equipment. Capital equipment additions for the current year have been budgeted at $2,200,000 and through the first three months of fiscal 1999 approximately $425,000 has been expended, all of which was funded by cash generated from operations. Capital equipment additions for the remainder of fiscal 1999 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

During December, 1997 the Company renegotiated its credit facility with its bank, increasing the size of the facility and obtaining more favorable terms. The new credit facility is an unsecured $10,000,000 working capital revolving line of credit bearing interest at prime and maturing December 31, 2000.

The terms of the credit facility require maintenance of a minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the respective agreements. The Company was in compliance with all restrictions and covenants at September 30, 1998.

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

Item 6.             Exhibits and Reports on Form 8-K

Item 6(a)           Exhibits

Exhibit No. 27      Financial Data Schedule for the three month period
                    ended September 30, 1998.


Item 6(b)           Reports on Form 8K

The registrant was not required to file an 8-K during the current fiscal period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Anaren Microwave, Inc.
                                          (Registrant)

Date:  October 29, 1998                   /s/ Lawrence A. Sala
                                          --------------------------------------
                                          President & Chief Executive Officer

Date:  October 29, 1998                   /s/ Joseph E. Porcello
                                          --------------------------------------
                                          Vice President of Finance & Controller