Form 10-Q/A
period 1998-09-30
ANAREN MICROWAVE INC
filed 1999-01-26
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A

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


Year 2000 Status

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

Presently, the Company expects to install a major revision to its manufacturing software at the end of December, 1998, and begin testing for Year 2000 compliance at that time. Although no assurance can be given, the Company presently believes that with additional modifications to existing software and conversion to new software, the "year 2000 problem" will not pose significant operational problems for the Company's computer systems and that the cost of system modifications and conversions will not have a material impact on the Company's operating results.


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

                                          Anaren Microwave, Inc.
                                          (Registrant)

Date:  January 25, 1999                   /s/ Lawrence A. Sala
                                          --------------------------------------
                                          President & Chief Executive Officer

Date:  January 25, 1999                   /s/ Joseph E. Porcello
                                          --------------------------------------
                                          Vice President of Finance & Controller