Form 10-Q
period 1998-12-31
ANAREN MICROWAVE INC
filed 1999-02-11
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      The number of shares of Registrant's Common Stock outstanding on February 5, 1999 was 5,526,292.

                             ANAREN MICROWAVE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

      Item  1.    Financial Statements (Unaudited)

                  Consolidated Condensed Balance Sheets                     3
                  as of December 31, 1998 and June 30, 1998

                  Consolidated Condensed Statements of Earnings             4
                  for the Three Months ended December 31, 1998
                  and December 31, 1997

                  Consolidated Condensed Statements of Earnings             5
                  for the Six Months ended December 31, 1998
                  and December 31, 1997

                  Consolidated Condensed Statements of Cash Flows           6
                  for the six months ended December 31, 1998 and December 31, 1997

                  Notes to Consolidated Condensed Financial Statements      7

       Item 2.    Management's Discussion and Analysis                      9
                  of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

       Item 4.    Submission of matters to a                               16
                  vote of Security Holders

       Item 6.    Exhibits and Reports on Form 8-K                         17

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                       December 31, 1998 and June 30, 1998

                                                    Unaudited
                 Assets                           Dec. 31, 1998   June 30, 1998
                                                  -------------   -------------
Current assets:
  Cash and cash equivalents                        $ 10,727,056    $ 11,248,925
  Marketable debt securities                         16,544,879      13,842,397
  Receivables, less allowance of $13,000              7,583,455       7,277,584
  Inventories                                         8,930,006      10,355,025
  Prepaid expenses                                      198,877         138,649
  Deferred income taxes                                 110,148         108,801
                                                   ------------    ------------
              Total current assets                   44,094,421      42,971,381
                                                   ------------    ------------

Property, plant and equipment                        32,995,355      32,336,705
  Less accumulated depreciation and amortization    (25,143,478)    (24,446,433)
                                                   ------------    ------------
    Net property, plant and equipment                 7,851,877       7,890,272
                                                   ------------    ------------

Deferred income taxes                                   104,584          41,169
                                                   ------------    ------------
                                                   $ 52,050,882    $ 50,902,822
                                                   ============    ============
  Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                               $  1,377,991    $  2,221,397
    Income taxes payable                                200,714         317,260
    Accrued expenses                                  1,129,097       1,277,193
    Customer advance payments                           717,021         190,681
                                                   ------------    ------------
      Total current liabilities                       3,424,823       4,006,531

Postretirement benefit obligation                     1,246,421       1,246,421
Other liabilities                                       216,000         144,000
                                                   ------------    ------------
      Total liabilities                               4,887,244       5,396,952
                                                   ------------    ------------

Stockholders' equity:
  Common stock of $.01 par value.  Authorized
     25,000,000 shares; issued 6,518,166 shares
     at December 31, 1998 and 6,455,366 shares
     at June 30, 1998                                    65,182          64,554
  Additional paid-in capital                         36,984,848      36,611,751
  Retained earnings                                  13,594,591      10,841,642
                                                   ------------    ------------
                                                     50,644,621      47,517,947
  Less cost of 1,020,274 shares in treasury
    at December 31, 1998 and 892,274 shares
    at June 30, 1998                                  3,480,983       2,012,077
                                                   ------------    ------------
      Total stockholders' equity                     47,163,638      45,505,870
                                                   ------------    ------------
                                                   $ 52,050,882    $ 50,902,822
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings

                                                         (Unaudited)
                                                  For the Three Months Ended
                                                Dec. 31, 1998    Dec. 31, 1997
                                               --------------   ----------------
                                               (Current Year)   (Preceding Year)
                                               --------------   ----------------

Net sales                                       $ 11,056,604      $  9,361,780

Cost of sales                                      6,550,512         6,034,971
                                                ------------      ------------
  Gross profit                                     4,506,092         3,326,809
                                                ------------      ------------

Operating expenses
  Marketing                                        1,014,065           987,889
  Research and development                           784,628           268,115
  General and administrative                         810,610           737,254
                                                ------------      ------------
        Total operating expenses                   2,609,303         1,993,258
                                                ------------      ------------

Operating income                                   1,896,789         1,333,551
                                                ------------      ------------
Other income                                         314,176           166,287
Interest expense                                      (9,620)          (18,974)
                                                ------------      ------------

Income before income taxes                         2,201,345         1,480,864

Income tax expense                                   771,000           523,000
                                                ------------      ------------

Net income                                      $  1,430,345      $    957,864
                                                ============      ============

Net income per common and common
  share equivalent:
    Basic                                       $       0.26      $       0.20
                                                ============      ============
    Diluted                                     $       0.25      $       0.19
                                                ============      ============

Shares used in computing net income per
  common and common share equivalent:
    Basic                                          5,496,170         4,680,885
                                                ============      ============
    Diluted                                        5,725,872         4,970,595
                                                ============      ============

Dividends per share                             $       --        $       --
                                                ============      ============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings

                                                          (Unaudited)
                                                    For the Six Months Ended
                                                Dec. 31, 1998     Dec. 31, 1997
                                               --------------   ----------------
                                               (Current Year)   (Preceding Year)
                                               --------------   ----------------

Net sales                                       $ 21,535,391      $ 17,083,103

Cost of sales                                     13,024,103        10,888,697
                                                ------------      ------------
  Gross profit                                     8,511,288         6,194,406
                                                ------------      ------------

Operating expenses
  Marketing                                        1,995,960         1,927,855
  Research and development                         1,359,733           456,883
  General and administrative                       1,564,144         1,378,559
                                                ------------      ------------
    Total operating expenses                       4,919,837         3,763,297
                                                ------------      ------------

Operating income                                   3,591,451         2,431,109
                                                ------------      ------------
Other income                                         663,738           227,914
Interest expense                                     (19,240)          (43,560)
                                                ------------      ------------

Income before income taxes                         4,235,949         2,615,463

Income tax expense                                 1,483,000           898,000
                                                ------------      ------------

Net income                                      $  2,752,949      $  1,717,463
                                                ============      ============

Net income per common and common
  share equivalent:
    Basic                                       $       0.50      $       0.39
                                                ============      ============
    Diluted                                     $       0.48      $       0.36
                                                ============      ============

Shares used in computing net income per
  common and common share equivalent:
    Basic                                          5,510,759         4,427,019
                                                ============      ============
    Diluted                                        5,736,848         4,741,123
                                                ============      ============

Dividends per share                             $        --       $        --
                                                ============      ============

See accompanying notes to consolidated condensed financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended
                           December 31, 1998 and 1997

                                                              Unaudited
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                        $  2,752,949   $  1,717,463
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                      697,045        639,525
      Deferred income taxes                              (64,762)        94,943
  Amortization of intangibles                               --            2,320
  Changes in operating assets and liabilities:
       Receivables                                      (305,871)      (592,952)
       Inventories                                     1,425,019     (2,150,536)
       Prepaid expenses                                  (60,228)         2,909
       Accounts payable                                 (843,406)       582,120
       Income taxes payable                             (116,546)      (356,445)
       Accrued expenses                                 (148,096)       551,419
       Customer advance payments                         526,340        (99,339)
       Other liabilities                                  72,000           --
                                                    ------------   ------------
         Net cash provided by
           operating activities                        3,934,444        391,427
                                                    ------------   ------------

Cash flows from investing activities:
  Capital expenditures                                  (658,650)      (970,165)
  Purchase of marketable debt securities              (2,702,482)    (7,574,967)
                                                    ------------   ------------
         Net cash used in investing
           activities                                 (3,361,132)    (8,545,132)
                                                    ------------   ------------

Cash flows from financing activities:
  Principal payments on long-term debt                      --         (682,058)
  Purchase of treasury stock                          (1,468,906)           --
  Proceeds from issuance of common stock                 373,725     20,225,650
                                                    ------------   ------------
         Net cash provided by (used in)
           financing activities                       (1,095,181)    19,543,592
                                                    ------------   ------------

         Net increase (decrease) in cash
           and cash equivalents                         (521,869)    11,389,887

Cash and cash equivalents at
  beginning of period                                 11,248,925      3,807,004
                                                    ------------   ------------
Cash and cash equivalents at
  end of period                                     $ 10,727,056   $ 15,196,891
                                                    ============   ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash Paid During the Period For:
      Interest                                      $        490   $     54,494
                                                    ============   ============
      Income taxes                                  $  1,567,285   $  1,142,285
                                                    ============   ============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 1998, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's fiscal 1998 Annual Report to Stockholders on Form 10-K. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1999, or any future interim period.

The income tax rate of 35% utilized for interim financial statement purposes for the three months and six months ended December 31, 1998 is based on estimates of income and utilization of tax credits for the entire year.

NOTE 1:     Inventories

            Inventories at December 31, 1998 and June 30, 1998 are summarized as follows:

                                               Dec. 31            June 30
                                               -------            -------

               Raw materials                 $ 3,648,508        $ 4,212,925
               Work in process                 3,642,997          4,410,112
               Finished goods                  1,638,501          1,731,988
                                             -----------        -----------
                                             $ 8,930,006        $10,355,025
                                             ===========        ===========



NOTE 2:     Property, Plant and Equipment

            Property, plant and equipment at December 31, 1998 and June 30, 1998 are summarized as follows:

                                               Dec. 31            June 30
                                               -------            -------

               Land and land improvements    $ 1,362,050        $ 1,362,050
               Buildings and improvements      5,255,539          5,242,499
               Machinery and equipmen         26,377,766         25,732,156
                                             -----------      -------------
                                             $32,995,355        $32,336,705
                                             ===========        ===========

NOTE 3:     Net Income Per Share

            Net income per share is computed based on the weighted average number of common shares and common stock options (using the treasury stock method) outstanding in accordance with the requirements of FASB Statement No. 128 "Earnings Per Share."

            The following table sets forth the computation of basic and diluted earnings per share:

                                  Three Months Ended        Six Months Ended
                                 --------------------      -------------------
                                 Dec. 31      Dec. 31      Dec. 31     Dec. 31
Numerator:                        1998         1997         1998        1997
                                  ----         ----         ----        ----

Net income available to
  common stockholders          $1,430,345   $  957,864   $2,752,949   $1,717,463
                               ==========   ==========   ==========   ==========

Denominator:

Denominator for basic net
  income per common share:
    Weighted average
     shares outstanding         5,496,170    4,680,885    5,510,759    4,427,019
                               ==========   ==========   ==========   ==========

Denominator for diluted net
  income per common share:
  Weighted average shares
    outstanding                 5,496,170    4,680,885    5,510,759    4,427,019
  Common stock options            229,702      289,710      226,089      314,104
                               ----------   ----------   ----------   ----------
  Weighted average shares
    and conversions             5,725,872    4,970,595    5,736,848    4,741,123
                               ==========   ==========   ==========   ==========

NOTE 4:     Research and Development Costs

            Research and development costs are charged to expense as incurred. The Company receives fees under a technology development contract and such fees are recorded as a reduction of research and development costs as work is performed pursuant to the related contract and as defined milestones are attained. Net research and development expense for the six months ended December 31, 1998 and 1997 are summarized as follows: Dec. 31 Dec. 31 1998 1997

                                                Dec. 31          Dec. 31
                                                 1998             1997
                                                 ----             ----
            Gross research and
              development expenses            $1,410,080        $638,193

            Technology development
              contract fees                       50,347         181,310
                                              ----------        --------
              Research and development
                expense                       $1,359,733        $456,883
                                              ==========        ========

Item 2: Management's Discussion and Analysis of Financial and Results of Operations

Management's discussion and analysis reviews the Company's operating results for the three months and the six months ended December 31, 1998 and 1997, and its financial condition at December 31, 1998. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

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

The Company installed a major revision to its manufacturing software at the end of December, 1998 and began testing for Year 2000 compliance at that time. Although no assurance can be given, the Company presently believes that with additional modifications to existing software and conversion to new software, the "Year 2000 problem" will not pose significant operational problems for the Company's computer systems and that the cost of system modifications and conversions will not have a material impact on the Company's operating results.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of December 31, 1998 and June 30, 1998 and the consolidated results of operations and cash flows of the Company for the three months and the six months ended December 31, 1998 and 1997.

Operations for the second quarter and first six months of fiscal 1999 were highlighted by continuing escalation of commercial Wireless sales, a resurgence of both Defense Electronics and Satellite Communications shipments and a significant improvement in net income over the second quarter and first half of fiscal 1998.

Net Sales for the second quarter ended December 31, 1998 were $11,056,000, up 18% from net sales of $9,362,000 for the same period in fiscal 1998, while net sales for the first six months of fiscal 1999 were $21,535,000, up 26% over sales of $17,083,000 for the first six months in the previous year. The Company recorded earnings of $1,430,000 for the second quarter of fiscal 1999, compared to net earnings of $958,000 for the same quarter in fiscal 1998, while earnings for the first six months ended December 31, 1998 amounted to $2,753,000, an increase of 60% over earnings of $1,717,000 for the first half of fiscal 1998.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                      Three Months Ended    Six Months Ended
                                      ------------------    ----------------
                                       Dec. 31  Dec. 31     Dec 31    Dec. 31
                                        1998     1997        1998      1997
                                        ----     ----        ----      ----
Net sales                              100.0%   100.0%      100.0%    100.0%
Cost of sales                           59.2%    64.5%       60.5%     63.7%
                                       -----    -----       -----     -----
  Gross profit                          40.8%    35.5%       39.5%     36.3%
                                       -----    -----       -----     -----

Operating expenses
  Marketing                              9.2%    10.5%        9.3%     11.3%
  Research and development               7.1%     2.9%        6.3%      2.7%
  General and administrative             7.3%     7.9%        7.2%      8.1%
                                       -----    -----       -----     -----
    Total operating expenses            23.6%    21.3%       22.8%     22.1%
                                       -----    -----       -----     -----

Operating income                        17.2%    14.2%       16.7%     14.2%

Other income                             2.8%     1.8%        3.1%      1.3%
Interest expense                        (0.1%)   (0.2%)      (0.1%)    (0.2%)
                                        -----    -----       -----     -----
Income before income taxes              19.9%    15.8%       19.7%     15.3%
Income tax expense                       7.0%     5.6%        6.9%      5.3%
                                       -----    -----       -----     -----
  Net income                            12.9%    10.2%       12.8%     10.0%
                                       =====    =====       =====     =====

The following table summarizes the Company's net sales by various product lines for the periods indicated. Amounts are in thousands.

                                     Three Months Ended       Six Months Ended
                                     ------------------       ----------------
                                     Dec. 31     Dec. 31     Dec. 31     Dec. 31
                                      1998        1997        1998        1997
                                      ----        ----        ----        ----
Wireless                              $4,751     $ 4,013     $ 9,104     $ 7,612
Satellite Communications               2,660       2,317       5,238       3,813
Defense Electronics                    3,645       3,032       7,193       5,658
                                     -------     -------     -------     -------
                                     $11,056     $ 9,362     $21,535     $17,083
                                     =======     =======     =======     =======

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997.

Net Sales. Net sales increased $1.7 million, or 18%, to $11.1 million for the three months ended December 31, 1998, compared to $9.4 million for the second quarter of the previous year. This increase was led by an 18% rise in sales of Wireless products, a 20% increase in sales of defense products and a 15% rise in sales of satellite communications products. The increase in sales of Wireless products, which consist of catalog surface mount and custom components for use in building wireless base station equipment, reflects both the continuing strong demand by the major wireless basestation OEM's and the Company's success in achieving higher dollar content for its latest products within the basestation. Sales of Defense Electronics products, which consist of Digital Frequency Discriminators ("DFD's"), Digital RF Memories ("DRFM's") and Microwave Integrated Circuit Components ("MIC's"), rose 20% to $3.6 million for the three months ended December 31, 1998 compared to $3.0 million for the second quarter of the previous year. This increase continues to reflect full production levels for DRFM's and DFD's for foreign sales of the Airborne Self-Protection Jammer ("ASPJ") program and preproduction shipments on the next generation IDECM jammer program for the U.S. Navy.

Sales of Satellite Communications products, which consist of custom multi-layer components such as butler matrices and beamforming networks for commercial and military communication satellites, rose 15% to $2.7 million in the current second quarter of fiscal 1999, compared to $2.3 million in the second quarter of fiscal 1998. This increase was a result of the depressed levels of shipments in this group in the first half of fiscal 1998, resulting from the Company having just completed the production phase of the Iridium program at the end of fiscal 1997. The Company expects that the Satellite Communications group shipments will remain at current levels for the remainder of fiscal 1999.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs and test costs. Cost of sales rose 10.0% to $6.6 million (59.2% of net sales) for the second quarter ended December 31, 1998 from $6.0 million (64.5% of net sales) for the second quarter of fiscal 1997. Gross profit was 40.8% of net sales for the three months ended December 31, 1998 compared to 35.5% of net sales for the same period in fiscal 1998. The improvement in gross profit was due to improvements in yields for Wireless products, as well as continuing economies of scale due to higher production levels in all three business groups.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 2.6% to $1,014,000 (9.2% of net sales) for the three months ended December 31, 1998 from $988,000 (10.5% of net sales) for the three months ended December 31, 1997. The increase is a result of further development of the marketing organization to support the Company's expanding commercial markets.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Gross research and development costs are reduced by expense reimbursements received under a Technology Reinvestment Program through Raytheon, for the Advance Research Project Agency of the United States Government. Net research and development expenses increased 193% to $785,000 (7.1% of net sales) for the three months ended December 31, 1998 from $268,000 (2.9% of net sales) for the three months ended December 31, 1997. Research and development expenses expanded to support the increased development of wireless infrastructure and Satellite Communications products now being demanded by the current marketplace.

General and Administrative. General and administrative expenses increased 10% to $811,000 (7.3% of net sales) for the three months ended December 31, 1998 compared to $737,000 (7.9% of net sales) for the three months ended December 31, 1997. General and administrative expense increased due to increased staffing levels, higher professional fees and increased compensation levels for existing personnel.

Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 89.2% to $314,000 (2.8% of net sales) for the three months ended December 31, 1998 from $166,000 ( 1.8% of net sales) for the three months ended December 31, 1997, due to a higher level of investable cash balances in the current year as a result of the secondary public offering completed in November 1997.

Interest Expense. Interest expense represents commitment fees and interest paid on the Company's line of credit and letters of credit. Interest expense decreased 47.4% to $10,000 (0.09% of net sales) for the three months ended December 31, 1998 from $19,000 (0.2% of net sales) for the three months ended December 31,1997.

Income Taxes. Income tax expense for the three months ended December 31, 1998 was $771,000 (7.0% of sales) , an effective tax rate of approximately 35%, while income tax expense for the three months ended December 31, 1997 was $523,000 (5.6% of net sales), an effective tax rate of approximately 35%.

Six Months Ended December 31, 1998 Compared to Six Months Ended December 31,
1997

Net Sales. Net sales increased 26% to $21.5 million for the six months ended December 31, 1998 from $17.1 million for the first half of the previous year. This increase resulted from a 20% rise in sales of Wireless products, a 37% rise in shipments of Satellite Communications products and a 27% increase in sales of Defense Electronics products. Wireless product sales continue to rise due mainly to increasing and continuing demand from the major basestation OEM's. The increase in Satellite Communications shipments during the first half of fiscal 1999 resulted largely from a depressed level of shipments in this business area during the first half of fiscal 1998 due to the Company having just completed the initial production run of the Iridium program at the end of fiscal 1997. The Company expects that Satellite Communications shipments in the second half of fiscal 1999 will remain at current levels. Sales of Defense Electronics products rose 27% to $7.2 million in the current first six months as a result of the Company being in full production for DRFM's for foreign sales of the "ASPJ" program in fiscal 1999. This program was just entering initial factory production in the first half of fiscal 1998.

Gross Profit. Gross profit for the first six months of fiscal 1999 was $8.5 million (39.5% of net sales) up from $6.2 million (36.3% of net sales) for the first six months of fiscal 1998. This improvement is a result of the 26% increase in sales volume which resulted in significant economies of scale in the manufacturing operations and improvements in product yields in the Wireless group.

Marketing. Marketing expense increased 3.5% to 2.0 million (9.3% of net sales) for the first six months of fiscal 1999 from $1.9 million (11.3% of net sales) for the first six months of fiscal 1998. This increase is a result of the Company expanding its marketing organization to support the increasing order volume.

Research and Development. Research and development expense rose 198% to $1,360,000 (6.3% of net sales) in the first half of fiscal 1999 from $457,000 (2.7% of net sales) for the first half of fiscal 1998. Research and development expenditures are expanding to support further development of wireless infrastructure products and expanding satellite communications opportunities.

General and Administrative. General and administrative expenses increased 13.4% to $1.6 million (7.2% of net sales) for the six months ended December 31, 1998 from $1.4 million (8.1% of net sales) for the six months ended December 31, 1997. General and administrative expenses have increased due to the hiring of additional personnel and a rise in professional fees due to the growth of the Company.

Other income. Other income increased 191% to $664,000 (3.1% of net sales) for the first six months of fiscal 1999 from $228,000 (1.3% of net sales) for the first six months of fiscal 1998, due to the large increase in investable cash resulting from the secondary public offering completed by the Company during the second quarter of fiscal 1998.

Interest Expense. Interest expense fell 56.8% to $19,000 (0.1% of net sales) during the six months ended December 31, 1998 from $44,000 (0.3% of net sales) for the six months ended December 31, 1997, due to the payoff of the Company's term loan in December 1997.

Income Taxes. Income tax expense for the six months ended December 31, 1998 was $1,483,000 (6.9% of net sales), an effective tax rate of 35%. This compares to $898,000 (5.3% of net sales) for the six months ended December 31, 1997, an effective tax rate of 34.3%.

Liquidity and Capital Resources

During the second quarter ended December 31, 1997, the Company completed a secondary public offering of common stock. This offering resulted in the sale of 1,165,450 new shares and provided net proceeds to the Company after underwriters fees and offering expenses of $19,750,000.

Net cash provided by operations for the six months ended December 31, 1998 and the six months ended December 31, 1997 were $3,934,000 and $391,000, respectively. The positive flow from operations in both the first six months of fiscal 1999 and 1998 was due primarily to the profit attained in both periods. The relatively lower level of cash provided by operations in the first six months of fiscal 1998, compared to the first six months of fiscal 1999, resulted primarily from increases in inventory levels in the prior year to support the higher initial production levels.

Net cash used in investing activities consists of funds which were used to purchase short-term marketable securities and capital equipment. Capital equipment expenditures in the six months ended December 31, 1998 and the six months ended December 31, 1997 were $659,000 and $970,000 respectively. These capital investments consisted primarily of equipment needed to further automate production for the Company's new Wireless and Satellite Communications products, as well as test and production equipment for the production run of the ASPJ program in the Defense Group.

Cash used in financing activities amounted to $1,095,000 for the six months ended December 31, 1998 and consisted primarily of funds used to repurchase common stock of the Company. During the fourth quarter of fiscal 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock at prevailing market prices. Through December 31, 1998, the Company had repurchased 128,000 shares and expended $1,469,000. Cash provided by financing activities for the first half of the previous fiscal year was $19,544,000 and consisted primarily of cash generated by the secondary public offering of common stock.

During the remainder of fiscal 1999, the Company's major cash requirements will be for additions to capital equipment. Capital equipment additions for the current year have been budgeted at $2,200,000 and through the first six months of fiscal 1999 approximately $659,000 has been expended, all of which was funded by cash generated from operations. The Company anticipates that Capital equipment additions for the remainder of fiscal 1999 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

During December 1997, the Company renegotiated its credit facility with its bank, increasing the size of the facility and obtaining more favorable terms. The new credit facility is an unsecured

$10,000,000 working capital revolving line of credit bearing interest at prime and maturing December 31, 2000. The terms of the credit facility require maintenance of a minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the respective agreements. The Company was in compliance with all restrictions and covenants at December 31, 1998.

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

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this report includes comments by the Company's management about future performance. Because these statements are forward-looking statements pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statements. Among the principal factors that could cause actual results to differ materially are the following: general market conditions, including demand for the Company's products, manufacturing capacity and the ability to "ramp" to meet anticipated demand, fluctuations in yield, availability of third-party supplier parts at reasonable prices, availability of financial resources to fund anticipated growth, ability to maintain sole supplier positions with certain defense sectors, successful adaptation of existing Company technologies to produce new products that meet specific customer requirements, price pressures, the level of worldwide spending on military defense products, growth of wireless telephone and satellite communications systems, acceptance of new products, customer order cancellations or rescheduling and actual orders compared to annual blanket contracts from wireless customers.

Management believes the Company has the products, human resources, facilities, and financial resources to continue its growth, but future revenues, margins, and profits are all influenced by a number of risk factors, including but not limited to those discussed above.

Item 4.     Submission of Matters to a vote of Security Holders

            The Company's annual shareholders' meeting was held on November 19, 1998, at which time the election of Directors was conducted. The following named individuals were nominated and elected Directors of the Company until the next annual meeting and until their successors are elected and qualified.

                                       Votes         Votes
                                        for         withheld
                                       -----        --------
            Hugh A. Hair             5,286,565       15,189
            Carl W. Gerst, Jr.       5,286,629       15,125
            Abraham Manber           5,286,539       15,215
            Lawrence A. Sala         5,287,165       14,589
            Herbert I. Corkin        5,287,229       14,525
            Dale F. Eck              5,287,165       14,589
            David Wilemon            5,287,229       14,525

            The following proposals were approved at the Company's Annual
            Meeting:

                                                  Votes       Votes      Votes
                                                   For       Against   Abstained
                                                   ---       -------   ---------

            1.  Approval of amendment to        2,977,286    156,574     36,400
                the Company's Incentive
                Stock Option Plan.

            2.  Approval of amendment to        3,009,035    127,225     34,000
                the Company's Nonstatutory
                Stock Option Plan.

            3.  Approval of amendment to        5,186,920     72,673      28,100
                the Company's Certificate
                of Incorporation to authorize
                additional shares.

Item 6.                 Exhibits and Reports on Form 8-K

Item 6(a)               Exhibits

Exhibit No. 10.7        Anaren Microwave, Inc. Incentive Stock Option Plan, as
                        amended, incorporated herein by reference to Appendix A to the registrant's proxy statement for its 1998 annual shareholders' meeting, as filed with the Commission on September 25, 1998 (Commission File No. 0-6620).

Exhibit No. 10.9        Anaren Microwave, Inc. 1989 Non-statutory Stock Option
                        Plan, as amended, incorporated herein by reference to Appendix B to the registrant's proxy statement for its 1998 annual shareholders' meeting, as filed with the Commission on September 25, 1998 (Commission File No.
                        0-6620).

Exhibit No. 27          Financial Data Schedule for the six month period ended
                        December 31, 1998.

Item 6(b)               Reports on Form 8K

                        The registrant was not required to file an 8-K during the current fiscal period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Anaren Microwave, Inc.
                                       (Registrant)

Date:  February 8, 1999                S/Lawrence A. Sala
                                       --------------------------------------
                                       President & Chief Executive Officer

Date:  February 8, 1999                S/Joseph E. Porcello
                                       --------------------------------------
                                       Vice President of Finance & Controller