Form 10-Q
period 1999-03-31
ANAREN MICROWAVE INC
filed 1999-05-11
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)
X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

__       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to ________________________


                          Commission file number 0-6620
                                                 ------

                             ANAREN MICROWAVE, INC.
             (Exact name of Registrant as specified in its Charter)




                  New York                                16-0928561
                  --------                                ----------
         (State of incorporation)            (I.R.S Employer Identification No.)

         6635 Kirkville Road
         East Syracuse, New York                             13057
         -----------------------                             -----
         (Address of principal                             (Zip Code)
         executive offices)



Registrant's telephone number, including area code: 315-432-8909

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      The number of shares of Registrant's Common Stock outstanding on May 5, 1999 was 5,534,092.

                             ANAREN MICROWAVE, INC.

                                      INDEX

   PART I - FINANCIAL INFORMATION                                       Page No.
   ------------------------------                                       --------

       Item 1.    Financial Statements (Unaudited)

                  Consolidated Condensed Balance Sheets as of                 3
                  March 31, 1999 and June 30, 1998

                  Consolidated Condensed Statements of Earnings               4
                  for the Three Months ended March 31, 1999 and
                  March 31, 1998

                  Consolidated Condensed Statements of Earnings               5
                  for the Nine Months ended March 31, 1999 and
                  March 31, 1998

                  Consolidated Condensed Statements of Cash Flows -           6
                  for the Nine months ended March 31, 1999 and March 31, 1998

                  Notes to Consolidated Condensed Financial                   7
                  Statements


       Item 2.    Management's Discussion and Analysis                        9
                  of Financial Condition and Results of Operations



       PART II - OTHER INFORMATION
       ---------------------------


       Item 6.    Exhibits and Reports on Form 8-K                            16

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                        March 31, 1999 and June 30, 1998

                                                       Unaudited
                   Assets                          Mar. 31, 1999  June 30, 1998
                   ------                          -------------  -------------
Current assets:
    Cash and cash equivalents                       $ 11,361,448   $ 11,248,925
    Marketable debt securities                        18,597,237     13,842,397
    Receivables, less allowance of $13,000             7,085,301      7,277,584
    Inventories                                        8,920,813     10,355,025
    Prepaid expenses                                     199,661        138,649
    Deferred income taxes                                175,221        108,801
                                                    ------------   ------------
                Total current assets                  46,339,681     42,971,381

Property, plant and equipment                         33,418,697     32,336,705
    Less accumulated depreciation and amortization   (25,505,085)   (24,446,433)
                                                    ------------   ------------
                Net property, plant and equipment      7,913,612      7,890,272

Deferred income taxes                                    174,768         41,169
                                                    ------------   ------------

                                                    $ 54,428,061   $ 50,902,822
                                                    ============   ============
    Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                $  1,908,527   $  2,221,397
    Income taxes payable                                 179,517        317,260
    Accrued expenses                                   1,408,084      1,277,193
    Customer advance payments                            552,726        190,681
                                                    ------------   ------------
                Total current liabilities              4,048,854      4,006,531

Postretirement benefit obligation                      1,306,421      1,246,421
Other liabilities                                        252,000        144,000
                                                    ------------   ------------
                Total liabilities                      5,607,275      5,396,952
                                                    ------------   ------------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       25,000,000 shares; issued 6,547,166 shares
       at March 31, 1999 and 6,455,366 shares
       at June 30, 1998                                   65,472         64,554
    Additional paid-in capital                        37,073,196     36,611,751
    Retained earnings                                 15,163,101     10,841,642
                                                    ------------   ------------
                                                      52,301,769     47,517,947
    Less cost of 1,020,274 shares in treasury
      at March 31, 1999 and 892,274 shares
      at June 30, 1998                                 3,480,983      2,012,077
                                                    ------------   ------------
                Total stockholders' equity            48,820,786     45,505,870
                                                    ------------   ------------
                                                    $ 54,428,061   $ 50,902,822
                                                    ============   ============


See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings




                                                          (Unaudited)
                                                   For the Three Months Ended:
                                               Mar. 31, 1999       Mar. 31, 1998
                                              (Current Year)    (Preceding Year)
                                              --------------    ----------------

Net sales                                       $ 11,832,624       $  9,951,100

Cost of sales                                      7,156,615          6,291,273
                                                ------------       ------------
        Gross profit                               4,676,009          3,659,827
                                                ------------       ------------

Operating expenses
        Marketing                                  1,057,413          1,017,164
        Research and development                     722,278            368,042
        General and administrative                   826,848            748,984
                                                ------------       ------------
              Total operating expenses             2,606,539          2,134,190
                                                ------------       ------------

Operating income                                   2,069,470          1,525,637
                                                ------------       ------------
Other income                                         353,658            340,294
Interest expense                                      (9,618)           (13,642)
                                                ------------       ------------

Income before income taxes                         2,413,510          1,852,289

Income tax expense                                   845,000            681,000
                                                ------------       ------------

Net income                                      $  1,568,510       $  1,171,289
                                                ============       ============

Net income per common and common
  equivalent share:
        Basic                                   $       0.28       $       0.21
                                                ============       ============
        Diluted                                 $       0.27       $       0.20
                                                ============       ============


Shares used in computing net income per common
  and common equivalent share:
        Basic                                      5,528,745          5,540,056
                                                ============       ============
        Diluted                                    5,815,954          5,737,734
                                                ============       ============

Dividends per share                             $         --         $       --
                                                ============       ============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings




                                                         (Unaudited)
                                                   For the Nine Months Ended:
                                              Mar. 31, 1999       Mar. 31, 1998
                                              (Current Year)    (Preceding Year)
                                              --------------    ----------------

Net sales                                       $ 33,368,015      $ 27,034,203

Cost of sales                                     20,180,718        17,179,970
                                                ------------      ------------
        Gross profit                              13,187,297         9,854,233
                                                ------------      ------------

Operating expenses
        Marketing                                  3,053,373         2,945,019
        Research and development                   2,082,011           824,925
        General and administrative                 2,390,992         2,127,543
                                                ------------      ------------
              Total operating expenses             7,526,376         5,897,487
                                                ------------      ------------

Operating income                                   5,660,921         3,956,746
                                                ------------      ------------

Other income                                       1,017,396           568,208
Interest expense                                     (28,858)          (57,202)
                                                ------------      ------------

Income before income taxes                         6,649,459         4,467,752

Income tax expense                                 2,328,000         1,579,000
                                                ------------      ------------

Net income                                      $  4,321,459      $  2,888,752
                                                ============      ============

Net income per common and common
  equivalent share:
        Basic                                   $       0.78      $       0.60
                                                ============      ============
        Diluted                                 $       0.75      $       0.57
                                                ============      ============


Shares used in computing net income per common
  and common equivalent share:
        Basic                                      5,516,667         4,792,615
                                                ============      ============
        Diluted                                    5,763,129         5,067,910
                                                ============      ============

Dividends per share                             $         --      $         --
                                                ============      ============

See accompanying notes to consolidated condensed financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               Nine Months Ended:
                             March 31, 1999 and 1998

                                                                                   Unaudited
                                                                                   ---------
                                                                              1999            1998
                                                                              ----            ----
Cash flows from operating activities:
     Net income                                                          $  4,321,459    $  2,888,752
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization of
           plant and equipment                                              1,058,652         980,545
         Deferred income taxes                                               (200,019)        467,546
         Amortization of intangibles                                               --          13,919
         Changes in operating assets and liabilities:
           Receivables                                                        192,283         253,039
           Inventories                                                      1,434,212      (2,363,428)
           Prepaid expenses                                                   (61,012)        (52,666)
           Accounts payable                                                  (312,870)        275,602
           Accrued expenses                                                   130,891         429,133
           Income taxes payable                                              (137,743)       (404,263)
           Customer advance payments                                          362,045        (568,236)
           Postretirement benefit obligation                                   60,000              --
           Other liabilities                                                  108,000              --
                                                                         ------------    ------------
             Net cash provided by
               operating activities                                         6,955,898       1,919,943
                                                                         ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                                  (1,081,992)     (1,534,686)
     Purchase of marketable debt securities                                (4,754,840)    (15,602,199)
                                                                         ------------    ------------
             Net cash used in investing activities                         (5,836,832)    (17,136,885)
                                                                         ------------    ------------

Cash flows from financing activities:
     Principal payments on long-term debt                                          --        (682,058)
     Purchase of treasury stock                                            (1,468,906)             --
     Proceeds from issuance of common stock                                   462,363      20,777,172
                                                                         ------------    ------------
             Net cash provided by (used in)
               financing activities                                        (1,006,543)     20,095,114
                                                                         ------------    ------------

             Net increase in cash
               and cash equivalents                                           112,523       4,878,172

Cash and cash equivalents at beginning of period                           11,248,925       3,807,004
                                                                         ------------    ------------
Cash and cash equivalents at end of period                               $ 11,361,448    $  8,685,176
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                                          $     28,858    $     68,436
                                                                         ============    ============
       Income taxes                                                      $  2,665,762    $  1,515,625
                                                                         ============    ============

See accompanying notes to consolidated condensed financial statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 1998, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's fiscal 1998 Annual Report to Stockholders. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1999, or any future interim period.

The income tax rates of 35% utilized for interim financial statement purposes for the three months and nine months ended March 31, 1999 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1:     Inventories
            -----------

            Inventories at March 31, 1999 and June 30, 1998 are summarized as follows:

                                              Mar. 31                    June 30
                                              -------                    -------

                    Raw materials           $  3,356,182            $  4,212,925
                    Work in process            3,692,415               4,410,112
                    Finished goods             1,872,216               1,731,988
                                            ------------            ------------
                                            $  8,920,813            $ 10,355,025
                                            ============            ============

NOTE 2:     Property, Plant and Equipment
            -----------------------------

            Property, plant and equipment at March 31, 1999 and June 30, 1998 are summarized as follows:

                                                    Mar. 31             June 30
                                                    -------             -------

                    Land and land improvements   $ 1,362,050         $ 1,362,050
                    Buildings and improvements     5,255,539           5,242,499
                    Machinery and equipment       26,801,108          25,732,156
                                                 -----------         -----------
                                                 $33,418,697         $32,336,705
                                                 ===========         ===========

NOTE 3:     Net Income Per Share
            --------------------

            Net income per share is computed based on the weighted average number of common shares and common stock options (using the treasury stock method) outstanding in accordance with the requirements of SFAS Statement No. 128 "Earnings Per Share."

            The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended              Nine Months Ended
                                                -----------------------   -----------------------------
                                                Mar. 31         Mar. 31      Mar. 31        Mar. 31
Numerator:                                        1999           1998         1999          1998
---------                                         ----           ----         ----          ----
Net income available to
     common stockholders                        $1,568,510   $1,171,289   $4,321,459   $2,888,752
                                                ==========   ==========   ==========   ==========

Denominator:
------------

Denominator for basic net income per share:
       Weighted average shares outstanding       5,528,745    5,540,056    5,516,667    4,792,615
                                                ==========   ==========   ==========   ==========

Denominator for diluted net income per share:
       Weighted average shares outstanding       5,528,745    5,540,056    5,516,667    4,792,615
       Common stock options                        287,209      197,678      246,462      275,295
                                                ----------   ----------   ----------   ----------
       Weighted average shares
         and conversions                         5,815,954    5,737,734    5,763,129    5,067,910
                                                ==========   ==========   ==========   ==========

NOTE 4:     Research and Development Costs
            ------------------------------

            Research and development costs are charged to expense as incurred. The Company receives fees under a technology development contract and such fees are recorded as a reduction of research and development costs as work is performed pursuant to the related contract and as defined milestones are attained. Net research and development expense for the nine months ended March 31, 1999 and 1998 are summarized as follows:

                                                  Mar.31, 1999     Mar. 31  1998
                                                  ------------     -------  ----

Gross research and development expenses            $2,150,845        $1,055,310

Technology development contract fees                   68,834           230,385
Research and development expense                   ----------        ----------
                                                   $2,082,011        $  824,925
                                                   ==========        ==========

Item 2: Management's Discussion and Analysis of Financial and Results of Operations

Management's discussion and analysis reviews the Company's operating results for the three and nine months ended March 31, 1999 and 1998 and its financial condition at March 31, 1999. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statement at the end of this discussion.

Overview
--------

The consolidated condensed financial statements present the financial condition of the Company as of March 31, 1999 and June 30, 1998 and the consolidated results of operations and cash flows of the Company for the three and nine months ended March 31, 1999 and 1998.

During the quarter ended March 31, 1999, the Satellite Communications and Defense Electronics business groups were combined to more efficiently utilize engineering and manufacturing resources. Increased commonality in the types of products and manufacturing processes required by the groups, coupled with a marked increase in new orders and development activity in the satellite segment were the basis for the change. The new combined entity, the "Space and Defense Group" will continue to focus on both the Defense Electronics and Satellite Communications markets.

Operations for the third quarter and first nine months of fiscal 1999 were highlighted by continuing escalation of commercial Wireless sales, a resurgence of both defense electronics and satellite communications shipments within the Space and Defense group, and a significant improvement in net income over the third quarter and the first nine months of fiscal 1998.

Net Sales for the third quarter ended March 31, 1999 were $11,833,000, up 19% from net sales of $9,951,000 for the same period in fiscal 1998, while net sales for the first nine months of fiscal 1999 were $33,368,000 up 23.4% over sales of $27,034,000 for the first nine months in the previous year. The Company recorded net earnings of $1,569,000 for the third quarter in fiscal 1999, compared to net earnings of $1,171,000 for the same quarter in fiscal 1998, while earnings for the first nine months ended March 31, 1999 amounted to $4,321,000, an increase of 50% over earnings of $2,889,000 for the first nine months of fiscal 1998.

Results of Operations
---------------------

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                           Three Months Ended  Nine Months Ended
                                           ------------------  ----------------
                                           Mar. 31   Mar. 31   Mar. 31  Mar. 31
                                             1999      1998      1999      1998
                                             ----      ----      ----      ----
Net sales                                   100.0%    100.0%    100.0%    100.0%
Cost of sales                                60.5      63.2      60.5      63.6
                                            -----     -----     -----     -----
     Gross profit                            39.5      36.8      39.5      36.4
                                            -----     -----     -----     -----

Operating expenses
     Marketing                                8.9      10.2       9.2      10.9
     Research and development                 6.1       3.7       6.2       3.0
     General and administrative               7.0       7.6       7.2       7.9
                                            -----     -----     -----     -----
              Total operating expenses       22.0      21.5      22.6      21.8
                                            -----     -----     -----     -----

Operating income                             17.5      15.3      17.0      14.6

Other income                                  3.0       3.4       3.0       2.1
Interest expense                             (0.1)     (0.1)     (0.1)     (0.2)
                                            -----     -----     -----     -----
Income before income taxes                   20.4      18.6      19.9      16.5
Income tax expense                            7.1       6.8       7.0       5.8
                                            -----     -----     -----     -----
     Net income                              13.3%     11.8%     12.9%     10.7%
                                            =====     =====     =====     =====

The following table summarizes the Company's net sales by various product lines for the periods indicated. Amounts are in thousands.

                                  Three Months Ended         Nine Months Ended
                                  --------------------      -------------------
                                   Mar. 31      Mar. 31     Mar. 31      Mar. 31
                                     1999         1998        1999        1998
                                     ----         ----        ----        ----
Wireless                          $ 5,419      $ 4,408      $14,523      $12,020
Space and Defense                   6,414        5,543       18,845       15,014
                                  -------      -------      -------      -------

                                  $11,833      $ 9,951      $33,368      $27,034
                                  =======      =======      =======      =======

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.
--------------------------------------------------------------------------------

Net Sales. Net sales increased $1.8 million, or 19%, to $11.8 million for the three months ended March 31, 1999, compared to $10.0 million for the third quarter of the previous year. This increase was led by a 23% rise in the sales of Wireless products and a 16% increase in the sales of Space and Defense group products.

The increase in sales of Wireless products, which consist of catalog surface mount and custom components for use in building wireless basestation equipment, reflects both the continuing strong demand by the major wireless basestation OEM's and the Company's success in achieving higher dollar content for its latest products within the basestation infrastructure.

Sales of Space and Defense products (formerly Satellite Communications and Defense Electronics products) consists of custom multi-layer components such as butler matrices and beamforming networks for commercial and military communication satellites, Digital Frequency Discriminators ("DFDs") Digital RF memories ("DRFMs") and Microwave Integrated Circuit Components ("MICs"). Sales in this product area rose $871,000 or 16% for the three months ended March 31, 1999 compared to the third quarter of the previous year. This increase continues to reflect full production levels for DRFMs and DFDs for foreign sales of the Airborne Self-Protection Jammer ("ASPJ") program as well as continued production on numerous small commercial satellite programs. Shipments in this product area are expected to remain at current levels for the remainder of fiscal 1999.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs and test costs. Cost of sales rose 13.8% to $7.2 million (60.5% of net sales) for the third quarter ended March 31, 1999 from $6.3 million (63.2% of net sales) for the third quarter of fiscal 1998. Gross profit was 39.5% of net sales for the three months ended March 31, 1999 compared to 36.8% of net sales for the same period in fiscal 1998. The improvement in gross profit was due to improvements in yields for Wireless products, as well as continuing economies of scale due to higher production levels in both business groups.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 4.0% to $1,057,000 (8.9% of net sales) for the three months ended March 31, 1999 from $1,017,000 (10.2% of net sales) for the three months ended March 31, 1998. The increase is a result of further development of the marketing organization to support the Company's expanding commercial markets.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Gross research and development costs are reduced by expense reimbursements received under a Technology Reinvestment Program through Raytheon, for the Advance Research Project Agency of the United States Government. Net research and development expenses increased 96% to $722,278 (6.1% of net sales) for the three months ended March 31, 1999 from $368,042 (3.7% of net sales) for the three months ended March 31, 1998. Research and development expenses expanded to support the increased development of the Wireless infrastructure and Space and Defense products now being demanded by the current marketplace.

General and Administrative. General and administrative expenses increased 10% to $827,000 (7.0% of net sales) for the three months ended March 31, 1999 compared to $749,000 (7.6% of net sales) for the three months ended March 31, 1998. General and administrative expense increased due to increased staffing levels, higher professional fees and increased compensation levels for existing personnel.

Other income. Other income is primarily interest income received on invested cash balances. Other income increased 3.9% to $354,000 (3.0% of net sales) for the three months ended March 31, 1999 from $340,000 (3.4% of net sales) for the three months ended March 31, 1998, due to a higher level of investable cash balances in the current year as a result of the sizable increase in cash flow from operations for the first nine months of fiscal 1999.

Interest Expense. Interest expense represents commitment fees and interest paid on the Company's line of credit and letters of credit. Interest expense decreased 29% to $10,000 (0.1%
of net sales) for the three months ended March 31, 1999 from $14,000 (0.1% of net sales) for the three months ended March 31, 1998.

Income Taxes. Income tax expense for the three months ended March 31, 1999 was $845,000 (7.1% of sales), an effective tax rate of approximately 35%, while income tax expense for the three months ended March 31, 1998 was $681,000 (6.8% of net sales), an effective tax rate of approximately 35%.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998.
------------------------------------------------------------------------------

Net Sales. Net sales increased 23% to $33.4 million for the nine months ended March 31, 1999 from $27.0 million for the first nine months of the previous year. This increase resulted from a 21% rise in sales of Wireless products and a 25% increase in shipments of Space and Defense products. Wireless product sales continue to increase due mainly to rising and continuing demand by the major basestation OEM's for both the Company's surface mount and custom components. Space and Defense product sales rose 25% to $18.8 million in the current first nine months as a result of the Company being in full production for DRFMs for foreign sales of the ASPJ program in fiscal 1999. This program was just entering initial factory production in the first half of the previous fiscal year. Additionally, space and defense shipments have been bolstered by billings on a number of small component contracts for Hughes Space and Communications and initial NRE sales for ACeS II for Lockheed Martin.

Gross Profit. Gross profit for the first nine months of fiscal 1999 was $13.2 million (39.5% of net sales) up from $9.9 million (36.4% of net sales) for the first nine months of fiscal 1998. This improvement is a result of the 19% increase in sales volume which resulted in significant economies of scale in the manufacturing operations and improvements in product yields in the Wireless group.

Marketing. Marketing expense increased 3.7% to $3.1 million (9.2% of net sales) for the first nine months of fiscal 1999 from $2.9 million (10.9% of net sales) for the first nine months of fiscal 1998. This increase is a result of the Company expanding its marketing organization to support the increasing order volume.

Research and Development. Research and development expense rose 152% to $2,082,000 (6.2% of net sales) in the first nine months of fiscal 1999 from $825,000 (3.0% of net sales) for the first nine months of fiscal 1998. Research and development expenditures are expanding to support further development of wireless infrastructure products and expanding satellite communication switch matrices opportunities.

General and Administrative. General and administrative expenses increased 12.4% to $2.4 million (7.2% of net sales) for the nine months ended March 31, 1999 from $2.1 million (7.9% of net sales) for the nine months ended March 31, 1998. General and administrative expenses have increased due to the hiring of additional personnel and a rise in professional fees due to the growth of the Company.

Other income. Other income increased 80% to $1,017,000 (3.0% of net sales) for the first nine months of fiscal 1999 from $568,000 (2.1% of net sales) for the first nine months of fiscal 1998 due to the large increase in investable cash resulting from the large positive operating cash flow in the first nine months of the current year.

Interest Expense. Interest expense fell 49.6% to $29,000 (0.1% of net sales) during the nine months ended March 31, 1999 from $57,000 (0.2% of net sales) for the nine months ended March 31, 1998, due to the payoff of the Company's term loan in December 1997.

Income Taxes. Income tax expense for the nine months ended March 31, 1999 was $2.3 million (7.0% of net sales), an effective tax rate of 35%. This compares to $1.6 million (5.8% of net sales) for the nine months ended March 31, 1998, an effective tax rate of 35.3%.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations for the nine months ended March 31, 1999 and the nine months ended March 31, 1998 were $7.0 million and $1.9 million, respectively. The positive flow from operations in both the first nine months of fiscal 1999 and 1998 was due primarily to the profit attained in both periods. The relatively lower level of cash provided by operations in the first nine months of fiscal 1998, compared to the first nine months of fiscal 1999, resulted primarily from increases in inventory levels in the prior year to support the higher initial production levels.

Net cash used in investing activities consists of funds which were used to purchase short-term marketable securities and capital equipment. Capital equipment expenditures in the nine months ended March 31, 1999 and the nine months ended March 31, 1998 were $1.1 million and $1.5 million, respectively. These capital investments consisted primarily of equipment needed to further automate production for the Company's new Wireless and Space products, as well as test and manufacturing equipment for the production run of the ASPJ program in the Defense group.

Cash used in financing activities amounted to $1.0 million for the nine months ended March 31, 1999 and consisted primarily of funds used to repurchase common stock of the Company. During the fourth quarter of fiscal 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock at prevailing market prices. Through March 31, 1999, the Company had repurchased 128,000 shares and expended $1,469,000. Cash provided by financing activities for the first half of the previous fiscal year was $20.1 million and consisted primarily of cash generated by the secondary public offering of common stock.

During the remainder of fiscal 1999, the Company's major cash requirements will be for additions to capital equipment. Capital equipment additions for the current year have been budgeted at $2.2 million and through the first nine months of fiscal 1999 approximately $1.1 million has been expended, all of which was funded by cash generated from operations. The Company anticipates that capital equipment additions for the remainder of fiscal 1999 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

During December 1997, the Company renegotiated its credit facility with its bank, increasing the size of the facility and obtaining more favorable terms. The new credit facility is an unsecured $10,000,000 working capital revolving line of credit bearing interest at prime and maturing December 31, 2001. The terms of the credit facility require maintenance of a minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the respective agreements. The Company was in compliance with all restrictions and covenants at March 31, 1999.

The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations and funds available under its credit facilities.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

Year 2000 Status
----------------

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

The Company installed a major revision to its manufacturing software at the end of December, 1998 and has thoroughly tested the system for compliance with only minor problems encountered to date. This system includes all the Company's operating software from order entry through production planning and inventory control (MRP) and including all financial (accounts payable, invoicing, receivable, purchasing and general ledger) systems.

Presently, the Company is in the process of reviewing its PC based systems and network for compliance problems and has determined the applicable software upgrades that are required. We are now awaiting PC and network operating system upgrades from Microsoft which are certified Y2K compatible. Additionally, the Company's Y2K committee has performed a room by room evaluation of all equipment in the Company's facility and has determined which equipment requires a software upgrade to be compliant, and has completed a survey of all critical Company vendors for compliance status. Required software upgrades have been ordered and, where deemed necessary, additional vendor resources are being evaluated for future use.

Although no assurances can be given, the Company presently believes that with additional modifications to existing software and conversion to new software, the "Year 2000 problem" will not pose significant operational problems for the Company's computer systems and that the cost of system modifications and conversions will not have a material impact on the Company's operating results.

Forward-Looking Cautionary Statement
------------------------------------

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

Item 6.                  Exhibits and Reports on Form 8-K

Item 6(a)                Exhibits
                         --------

Exhibit No. 27           Financial Data Schedule for the nine month period ended
                         March 31, 1999.

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

                                       Anaren Microwave, Inc.
                                       (Registrant)

Date:  May 5, 1999                     /S/Lawrence A. Sala
                                       -----------------------------------
                                       President & Chief Executive Officer


Date:  May 5, 1999                     /S/Joseph E. Porcello
                                       --------------------------------------
                                       Vice President of Finance & Controller