Form 10-K
period 1999-06-30
ANAREN MICROWAVE INC
filed 1999-09-27
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 (Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 21, 1999 was approximately $144,750,000.

     The number of shares of Registrant's Common Stock outstanding on September 21, 1999 was 5,545,092.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for use in connection with its 1999 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

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

         Anaren designs, develops, manufactures and sells complex microwave signal distribution networks and components for the wireless communications, satellite communications and defense electronics markets. The Company utilizes its advanced, proprietary "Multi-Layer Stripline" technology to deliver compact, light-weight, cost effective and highly integrated microwave products into the rapidly expanding markets for cellular/Personal Communications Systems ("PCS") base stations, microcells and new generations of communications satellites. Anaren's customer base includes leading global systems suppliers for these markets, including Motorola, Inc. ("Motorola"), Nortel, Inc. ("Nortel"), Lucent Technologies Inc. ("Lucent"), Ericsson, Inc. ("Ericsson"), Lockheed Martin Corporation ("Lockheed Martin"), Loral Space & Communications Ltd. ("Loral Space & Communications") and Hughes Space & Communications International, Inc. ("Hughes"). The Company is also a leading provider of electronic counter measure subsystems which primarily protect fighter aircraft. The Company has leveraged over 30 years of microwave expertise to rapidly develop and implement leading commercial microwave products, with commercial sales growing from $982,000 in fiscal 1995 to over $30 million, representing 66% of total Company net sales, in fiscal 1999.

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

         Space and Defense

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

         Demand for commercial satellites is determined by several factors including: growth in demand for new satellite-based applications such as mobile telephone services, business networking, direct-to-home television and related voice, video and data systems; development of new satellite-based communications architectures to provide basic telephone and television services in developing regions of the world; and replenishment of orbiting satellite constellations nearing the end of their useful lives. During the next decade continuing launch activity for commercial satellites is expected. There are at least five large-scale telecommunications projects (Iridium, Global Star, ICO, Spaceway and Teledesic) in various stages of development and implementation that are contributing to the demand for commercial satellites. Launch cost and capacity, which are directly related to satellite size and weight, are significant factors in the viability of these proposed systems. As a result, current commercial satellite designs are being driven to incorporate lighter weight, smaller and more highly integrated subsystems and components.

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

TECHNOLOGY

         Traditional stripline technology, which the Company has historically utilized in its Defense products, consists of circuit runs etched on dielectric sheets that are sandwiched in a precision machined aluminum case. The case provides grounding on the top and bottom, and also provides a structure on the edge for mounting connectors. Integration is achieved through connecting multiple stripline components via numerous cables.

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

         Further Expansion into Commercial Markets. The Company has over 30 years experience in microwave technology used in designing and manufacturing complex microwave subsystems for the defense market. During the past five years, the Company has successfully expanded into the commercial satellite and wireless communications markets as demonstrated by its revenue growth from commercial applications to 66% of net sales in fiscal 1999 from 5% in fiscal 1995.

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

INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

         The Company operates in two industry segments: The design and manufacture of high volume custom and off-the-shelf surface mount components for use in wireless basestation infrastructure construction ("Wireless"); and the design and manufacture of complex custom signal processing devices for the satellite communications and defense electronics counter-measure subsystems for military aircraft ("Space and Defense"). The Company is managed on the basis of these two industry segments and sells its product worldwide through a network of sales representatives, distributors and an internal sales force, all of which service both segments. The Company has one manufacturing plant, in East Syracuse, New York, where all its products are produced.

         Information required by Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, is provided for each of the operating segments as determined by the "management approach" for each of the last three years in Note 12 of Notes to the Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

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

         In addition to providing custom integrated system level signal distribution solutions to wireless OEMs, the Company has developed and markets a line of standard surface mount microwave signal splitting and combining components, trade named Xinger(R), that are used in terrestrial wireless communications base station amplifiers. The Company originally developed these products in response to customers' needs for economical, high power signal splitting and combining components that could be utilized in an automated production environment. The Company is currently the market leader in this product area, supplying industry leading OEMs such as Ericsson, Motorola, Nortel and Lucent, as well as leading power amplifier manufacturers such as Powerwave Technologies, Inc. and Spectrian Corporation.

         Space and Defense

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

CUSTOMERS

         During the fiscal year ended June 30, 1999, approximately 13% of the Company's sales were attributable to contracts with prime contractors to numerous offices and agencies of the United States government. The Company had two customers who received shipments in excess of 10% of consolidated net sales. Approximately 18% resulted from shipments to Motorola, Inc. under several contracts in the

Wireless group and approximately 12% resulted from shipments to ITT Aerospace under one contract in the Space and Defense group. No one other contract and no other customer accounted for more than 10% of consolidated net sales.

         During fiscal year 1999, sales to foreign customers, most of which were prime contractors to foreign governments, accounted for approximately 20% of the Company's consolidated net sales and included shipments to twenty-seven countries. All the Company's contracts with foreign customers are payable in U.S. dollars. See note 12 of notes to the consolidated financial statements for the sales to foreign customers for each of the last three fiscal years.

         Wireless Communications. The Company sells its custom wireless products to major wireless infrastructure OEMs including Motorola, Nortel, Lucent and Ericsson. In addition, the Company sells its standard line of Xinger(R) components to leading OEMs and a broad range of other wireless equipment manufacturers.

         Space and Defense. The Company currently sells satellite communications subsystems to the world's leading satellite manufacturers, including Lockheed Martin, Hughes, Loral Space & Communications and TRW. The Company's subsystems are found on low Earth orbit satellite communications networks like Motorola's Iridium program, as well as regional geostationary Earth orbit communications satellites for Lockheed Martin. The Company is now actively involved in developing products for a number of major, near-term commercial satellite programs.

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

SALES AND MARKETING

         The Company markets its products worldwide to OEMs in commercial markets and prime contractors in defense markets primarily through a sales force of 18 people generally organized by geographic territory and market segment. In addition, the Company has contracts with one major distributor and with 17 manufacturers' representatives in the United States and 24 international representatives which are located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industry shows in the commercial wireless communications and defense markets.

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

BACKLOG

         The Company's total backlog of orders was $24.6 million and $27.6 million at June 30, 1999 and 1998, respectively. The Company's Wireless products accounted for approximately 14% and 10% of backlog at June 30, 1999 and 1998, respectively. Space and Defense products comprised approximately 90% and 86% of backlog at June 30, 1999 and 1998, respectively.

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

         The Company's net sales for fiscal 1999 included approximately $1.4 million paid by customers for the design and development of products within the Space and Defense group to meet their specific requirements. In any given year, the amount of customer funding for design and development can vary widely depending upon the status of particular contracts. The Company typically is not restricted in its use of technologies developed through customer funding.

         Research and development costs are charged to expense as incurred. The Company receives fees under a technology development contract and such fees are recorded as a reduction of research and development costs as work is performed pursuant to the related contract and as defined milestones are attained. In fiscal 1999, 1998 and 1997 Company funded research and development expenses were $2,835,000, $1,380,000 and $540,000, respectively, net of recognized product development fees of $100,000, $335,000 and $339,000, respectively, under the contract.

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

         The raw materials utilized in the Company's various product areas are readily accessible and common to both business segments. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. The Company has two vendors from which it makes approximately 14% and 11% of its total raw materials purchases, respectively, but the Company believes that alternate sources of supply are readily available for these and all other products purchases.

         The Company utilizes skilled permanent and contract personnel in the manufacture of its products. Quality assurance checks are performed on manufacturing processes, purchased items, work-in-process and finished products. Due to the complexity of the Company's products, final tests are performed on some products by highly skilled engineers and technicians.

COMPETITION

         The microwave component and subsystems industry is highly competitive and the Company competes against many companies, both foreign and domestic, many of which are larger, have greater financial resources and are better known. As a supplier to prime contractors and OEMs, the Company also experiences significant competition from the in-house capabilities of its actual and prospective customers in both of its market segments. Other competitors include Electromagnetic Sciences, Inc. (Space) S.T. Microwave, Inc. (defense), the M/A-Com division of AMP, Inc., Mini Circuits Inc. and Filtronic Comtek, Inc.

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

INTELLECTUAL PROPERTY

         While the Company holds several patents, the Company relies primarily on a combination of trade secret, copyright and trademark laws and employee and third-party nondisclosure agreements to protect its intellectual property, as well as limiting access to and distribution of proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from independently developing such technology. Furthermore, there can be no assurance that, in the future, third parties will assert infringement claims against the Company or with respect to its products for which the Company has indemnified certain of its customers. Asserting the Company's rights or defending against third party claims could involve substantial costs and diversion of resources, thus materially and adversely affecting the Company's business, financial condition and results of operations. In the event a third party were successful in a claim that one of the Company's products infringed its proprietary rights, the Company may have to pay substantial royalties or damages, remove that product from the marketplace or expand substantial amounts in order to modify the product so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of June 30, 1999, the Company employed 290 persons full time. Of these employees, 83 comprise the engineering staff, 163 constitute manufacturing personnel, 21 occupy sales and marketing positions, and 23 are in management and support functions. In addition, the Company utilizes approximately 17 temporary personnel in various positions throughout its organization.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Company's executive officers, their ages and their positions as of June 30, 1999. Each executive officer is elected for a term of one year at the organizational meeting of the board of directors following the annual shareholders meeting.

         Name                     Age                     Position

Lawrence A. Sala                  36         President, Chief Executive Officer,
                                             Director

Hugh A. Hair                      64         Chairman of the Board

Carl W. Gerst, Jr.                62         Vice Chairman, Chief
                                             Technical Officer, Treasurer

Gert R. Thygesen                  44         Vice President Operations

Joseph E. Porcello                47         Vice President Finance

Stanley S. Slingerland            52         Vice President Human Resources

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

         The Company leases a 20,000 square foot facility in Frimley, England which previously housed the administrative, marketing, and manufacturing operations of Anaren Microwave, Ltd. prior to the Company's divestiture of its electronic warfare simulator manufacturing operation in March 1996. Annual rental cost of this facility is approximately $397,000 and the Company is presently subletting the facility at the full lease rental value. The existing lease term on this facility extends until 2014, however, and there can be no assurance that the Company will be able to sublet the facility during the remaining unexpired term of the lease to an extent that is sufficient to offset its rental cost in whole or in part.

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

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

         The Company's common stock is traded on the NASDAQ National Market under the symbol "ANEN".

         The following table sets forth the range of quarterly high and low sales prices on the NASDAQ National Market for the Company's common stock for the quarters indicated. Quotations represent prices between dealers and do not include retail mark-ups, mark- downs or commissions.

                      Fiscal 1998                                            Fiscal 1999
                         Quarter                                                Quarter
             1st       2nd         3rd       4th                    1st       2nd      3rd        4th
High       28-1/4     35-3/4     25-3/4     23-3/4                15-3/8     21-1/2     28       26-3/8

Low        13         13-1/2     13-3/8     14-3/8                 9-7/8     11         20-1/2   17-1/4



           The Company has approximately 492 security holders of record at September 21, 1999.

           The Company has never paid a cash dividend on its common stock and the Company's Board of Directors has not set a policy with regard to the payment of dividends.

 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 1999, and with respect to the balance sheets at June 30, 1998 and 1999, are derived from the consolidated financial statements that have been audited by KPMG LLP, independent auditors which are included elsewhere in this Form 10-K and are qualified by reference to such consolidated financial statements. The statement of operations data for the years ended July 1, 1995 and June 30, 1996 and the balance sheet data at July 1, 1995, June 30, 1996 and June 30, 1997 are derived from audited consolidated financial statements not included in this Form 10-K. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                       Years Ended
                                                ------------------------------------------------------------
                                                June 30,     June 30,     June 30,     June 30,      July 1,
                                                 1999         1998         1997         1996           1995
                                                 ----         ----         ----         ----           ----
Statement of Operations Data:                              (In thousands, except per share data)
Net sales ...................................   $45,739       $37,449      $24,227      $17,082      $17,996
Cost of sales ...............................    27,711        23,571       16,243       11,147       13,081
Provision for losses on contracts ...........        --            --           --           --          300
                                                -------       -------      -------      -------      -------
Gross profit ................................    18,028        13,878        7,984        5,935        4,615
                                                -------       -------      -------      -------      -------
Operating expenses:
     Marketing ..............................     4,177         3,998        3,170        2,970        3,028
     Research and development ...............     2,835         1,380          540        1,185          939
     General and administrative .............     3,220         2,873        2,239        2,075        2,041
     Restructuring ..........................       ---           ---          ---          810          360
                                                -------       -------      -------      -------      -------
         Total operating expenses ...........    10,232         8,251        5,949        7,040        6,368
                                                -------       -------      -------      -------      -------
Operating income (loss) .....................     7,796         5,627        2,035       (1,105)      (1,753)
                                                -------       -------      -------      -------      -------
Other income (expense):
Interest expense ............................       (38)          (82)         (94)        (123)        (213)
 Other, primarily interest income ...........     1,396           922          114          148          164
                                                -------       -------      -------      -------      -------
         Total other income (expense) .......     1,358           840           20           25         (49)
                                                -------       -------      -------      -------      -------
Income (loss) before income taxes ...........     9,154         6,467        2,055       (1,080)      (1,802)
Income taxes ................................     2,204         2,330           --           --         (330)
                                                -------       -------      -------      -------      -------
Net income (loss) ...........................   $ 6,950       $ 4,137      $ 2,055      $(1,080)     $(1,472)
                                                =======       =======      =======      =======      =======
Net income (loss) per common and
  common equivalent share:
     Basic ..................................   $  1.26       $   .83      $   .50      $  (.27)     $  (.36)
                                                =======       =======      =======      =======      =======
     Diluted ................................   $  1.20       $   .79      $   .47      $  (.27)     $  (.36)
                                                =======       =======      =======      =======      =======
Shares used in computing net income (loss)
per common and common equivalent share:
     Basic ..................................     5,522         4,984        4,106        4,057        4,047
     Diluted ................................     5,770         5,237        4,332        4,057        4,047

                                                June 30,     June 30,     June 30,     June 30,      July 1,
                                                 1999         1998         1997         1996           1995
                                                 ----         ----         ----         ----           ----
Balance Sheet Data:                                                        (In thousands)
Cash and cash equivalents ...................    13,482       $11,249      $ 3,807      $ 1,740      $ 2,140
Working capital .............................    39,053        38,965       15,042       12,914       13,258
Total assets ................................    58,467        50,903       25,973       21,794       23,365
Long-term debt, less current installments           ---           ---          453          680        1,052
Stockholders' equity ........................    51,845        45,506       20,327       18,195       18,824


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

         Organizationally, the Company operates predominately in the Wireless Communications, and Space and Defense markets. The Company's two reportable segments have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products, delivery channel, and other factors.

         During the third quarter of fiscal 1999, the Company combined its Satellite Communications and Defense Electronics business groups into one new group called Space and Defense. These two groups were combined to more efficiently utilize the engineering, manufacturing and marketing resources allocated to the separate groups. Increased commonality in the types of products and manufacturing processes required by the groups, coupled with a marked increase in new orders and development activity in the satellite area were the basis for the change. The new combined entity, the Space and Defense group, will continue to focus on both the defense electronics and space communications markets.

         The Company recognized a tax benefit of $1,012,088 during the fourth quarter of fiscal 1999 in connection with the dissolution of the Company's European subsidiary. The disposition of the net assets of the subsidiary and a corresponding restructuring charge were recognized for financial reporting purposes in 1996. In the fourth quarter of fiscal 1999, all of the criteria necessary to support a deduction for the tax investment in the subsidiary were met and the tax benefit was recorded.

         The Company recognizes sales at the time products are shipped to its customers. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

         The Company believes that it develops a significant amount of intellectual capital through funded research and development. Customer-funded design and development in fiscal 1999 represented approximately $1.4 million in sales compared to $1.2 million in fiscal 1998 and $6.2 million in fiscal 1997.

         Operations for fiscal 1999 were highlighted by continuing escalation of commercial Wireless sales, a resurgence of Defense product sales and a significant improvement in operating margins and net income over fiscal 1998.

         Net sales for the year ended June 30, 1999 were $45.7 million, up 22% from net sales of $37.4 million for fiscal 1998. Operating income for fiscal 1999 was $7.8 million, or 17.0% of sales, compared to $5.6 million and 15.0% of net sales in the prior year. Net income was $6.9 million and $1.20 per share
 (diluted) for fiscal 1999, up significantly from net income of $4.1 million and $.79 per share (diluted) for fiscal 1998.

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

         Although no assurances can be given, the Company presently believes that with additional modifications to existing software and conversion to new software, the "Year 2000 problem" will not pose significant operational problems for the Company's computer systems. The Company intends to continue to review information systems for any possible problems, as well as monitor its key suppliers and customers for any impact that the Year 2000 may have on their information systems which could impact the Company.

         The company does not believe that there will be significant issues or costs associated with its products related to Year 2000 compliance; however, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 date functions or that there do not exist heretofore undetected aspects of the Company's manufacturing process which could be impacted by the Year 2000. Although the Company is not currently aware of any material operational issues or costs associated with preparing its products, manufacturing processes or internal information systems for the Year 2000, there can be no assurance that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its products, manufacturing processes or internal information systems, which are comprised predominantly of third party software and hardware. The Company does not currently anticipate that the Year 2000 programming issue will have a material impact on its business, financial condition or results of operations.

         Should the Company not be completely successful in mitigating internal and external Year 2000 risks, the result could be a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, manufacture products, and invoices or engage in similar normal business activities at the Company or its vendors and suppliers. The Compay believes that under a worse case scenario, it could continue the majority of its normal business activities on a manual basis. The Company does not currently have a contingency plan with respect to potential Year 2000 failures of its suppliers or customers.

Results of Operations

         The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                   Years Ended June 30,
                                                   --------------------
                                                 1999       1998       1997
                                                 ----       ----       ----
Net sales ...................................   100.0%       100.0%     100.0%
Cost of sales ...............................    60.6         62.9       67.1
                                              -------      -------    -------
Gross profit ................................    39.4         37.1       32.9
                                              -------      -------    -------

Operating expenses:
     Marketing ..............................     9.1         10.7       13.1
     Research and development ...............     6.2          3.7        2.2
      General and administrative ............     7.1          7.7        9.2
                                              -------      -------    -------
          Total operating expenses ..........    22.4         22.1       24.5
                                              -------      -------    -------
 Operating income ...........................    17.0         15.0        8.4
                                              -------      -------    -------

Other income (expense):
     Interest expense .......................    (0.1)        (0.2)      (0.4)
      Other, primarily interest income ......     3.1          2.4        0.5
                                              -------      -------    -------
         Total other income .................     3.0          2.2        0.1
                                              -------      -------    -------
Income before income taxes ..................    20.0         17.2        8.5
Income taxes ................................     4.8          6.2        0.0
                                              -------      -------    -------
Net income ..................................    15.2%        11.0%       8.5%
                                              =======      =======    =======


         The following table sets forth the Company's net sales by industry segment for the periods indicated:

                                           Years Ended June 30,
                                           --------------------
                                         1999       1998       1997
                                         ----       ----       ----
                                                (In thousands)

Wireless ..........................   $21,450      $16,580    $ 7,645

Space & Defense ...................    24,289       20,869     16,582
                                      -------      -------    -------
                                      $45,739      $37,449    $24,227
                                      =======      =======    =======

Fiscal 1999 Compared to Fiscal 1998

Net Sales. Net sales increased 22% to $45.7 million for the year ended June 30, 1999 from $37.4 million for the year ended June 30, 1998. This increase was led by a 29% rise in shipments of wireless products and a 16% increase in sales of Space and Defense products. The increase in sales of wireless products, which consist of catalog surface mount components and custom sub-assemblies for use in building wireless base station equipment, reflects the rising worldwide demand by the major OEM's for both the Company's surface mount products which are used in base station amplifier manufacture and custom subassemblies which are used to process cellular phone signals within the base station. Wireless sales were further augmented by the first shipments of custom integrated backplane assemblies which significantly increase the Company's dollar content per base station from the $800-$1200 range to the $2,000 - $3,000 range due to the higher level of complexity and functionality of the assemblies.

Sales of Space and Defense products consist of custom multi-layer components such as butler matrices and beamforming networks for commercial and military satellits, as well as, Digital Frequency Discriminators ("DFD's"), Digital RF Memories ("DRFM's"), and Microwave Integrated Components ("MIC's"). Shipments in this product area rose 16% in fiscal 1999 due principally to the Company being in full production for DFD's and DRFM's for foreign and domestic sales of the Airborne Self-Protection Jammer for all of fiscal 1999. The ASPJ program was just entering initial factory production in the first half of the previous fiscal year. Additionally, Space and Defense sales have been bolstered by shipments on a number of small satellite component contracts for Hughes Space and Communications and the initial non-recurring engineering sales for the ACeS II satellite program being built for Lockheed Martin.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs and test costs. Cost of sales rose 17.5% to $27.7 million (60.6% of net sales) for the year ended June 30, 1999 from $23.6 million (62.9% of net sales) for fiscal 1998. Gross profit was 39.4% of net sales for the year ended June 30, 1999 compared to 37.1% of net sales for the same period in fiscal 1998. The improvement in gross profit was due to improvements in yields for Wireless products, as well as continuing economies of scale due to higher production volume in both business groups.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 4.4% to $4.2 million (9.1% of net sales) for the year ended June 30, 1999 from $4.0 million (10.7% of net sales) for the year ended June 30, 1998. The increase is a result of higher advertising expenses related to increased sales volume and further development of the sales organization instituted in fiscal 1998 to support the Company's expanding commercial markets.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Gross research and development costs are reduced by expense reimbursements received under a Technology Reinvestment Program through Raytheon, for the Advance Research Project Agency of the United States Government. Net research and development expenses increased 105% to $2.8 million (6.2% of net sales) for the year ended June 30, 1999 from $1.4 million (3.7% of net sales) for the year ended June 30, 1998. Research and development expenses expanded to support the increased development demands of wireless infrastructure and satellite communications markets.

General and Administrative. General and administrative expenses increased 12.1% to $3.2 million (7.1% of net sales) for the year ended June 30, 1999 compared to $2.9 million (7.7% of net sales) for the year ended June 30, 1998. General and administrative expense increased due to higher professional fees resulting from corporate growth and increased compensation levels for existing personnel.

Interest Expense. Interest expense represents commitment fees and interest paid on the Company's line of credit and letter of credit. Interest expense decreased 52% to $39,000 (0.1% of net sales) for the year ended June 30, 1999 from $82,000 (0.2% of net sales) for the year ended June 30, 1998 due to the payoff of the Company's outstanding loan balance in December 1997.

Other income. Other income is primarily interest income received on invested cash balances. Other income increased to $1,396,000 (3.1% of net sales) for the year ended June 30, 1999 from $922,000 (2.4% of net sales) for the year ended June 30, 1998, due to a higher level of investable cash balances in the current year as a result of the large increase in operating cash flow.

Income Taxes. Income tax expense for the year ended June 30, 1999 was $2.2 million (4.8% of net sales) an effective tax rate of 31.7% compared to an effective tax rate of 36% for fiscal 1998. The decline in the effective tax rate in fiscal 1999 was due to the Company recognizing a tax benefit of approximately $1.0 million during the fourth quarter of the current year in connection with the dissolution of the Company's European subsidiary. The disposition of the net assets of the subsidiary and a corresponding restructuring charge were recognized for financial reporting purposes in 1996. In the fourth quarter of fiscal 1999, all of the criteria necessary to support a deduction for the tax investment were met and the tax benefit was recorded.

Fiscal Year 1998 Compared to Fiscal Year 1997

Net sales. Net sales increased 55% to $37.4 million for the year ended June 30, 1998 up from $24.2 million for the year ended June 30, 1997. This increase was driven by a 117% rise in shipments of Wireless products and a 26% increase in sales of Space and Defense products. The increase in sales of Wireless products was due to continuing strong demand by the major wireless base station OEM's for the Company's custom products and off-the-shelf surface mount components. Sales of Space and Defense products in fiscal 1998 consisted of initial shipments of beamformers to Loral Space & Communications, Ltd., as well as continued shipments to Lockheed Martin on the ACeS program and a program for Hughes. Sales of Defense oriented products rose $4.2 million for the year ended June 30, 1998 as a result of shipments of DRFMs for foreign sales of the Airborne Self Protection Jammer ("ASPJ") system, which first entered full production in the second quarter of fiscal 1998.

Gross Profit. Cost of sales rose 45.1% to $23.6 million (62.9% of net sales) for the year ended June 30, 1998 from $16.2 million (67.1% of net sales) for fiscal 1997. Gross profit was 37.1% of net sales for the year ended June 30, 1998 compared to 32.9% of net sales for the same period in fiscal 1997. The improvement in gross profit was due to continuing economies of scale in the Wireless and Space and Defense groups resulting from the higher sales volume.

Marketing. Marketing expenses increased 26.1% to $4.0 million (10.7% of net sales) for the year ended June 30, 1998 from $3.2 million (13.1% of net sales) for the year ended June 30, 1997. The increase was a result of higher commission and advertising expenses related to increased sales volume and further development of the marketing organization to support the Company's expanding commercial markets.

Research and Development. Net research and development expenses increased 156% to $1.4 million (3.7% of net sales) for the year ended June 30, 1998 from $.5 million (2.2% of net sales) for the year ended June 30, 1997. Research and development expenses expanded to support the increased development of wireless infrastructure and satellite communications products.

General and Administrative. General and administrative expenses increased 28.4% to $2.9 million (7.7% of net sales) for the year ended June 30, 1998 compared to $2.2 million (9.2% of net sales) for the year ended June 30, 1997. General and administrative expenses increased due to the hiring of additional employees and increased staffing levels, as well as higher professional fees and increased compensation levels for existing personnel.

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

Liquidity and Capital Resources

During the second quarter ended December 31, 1997 the Company completed a secondary public offering of common stock. This offering resulted in the sale of 1,165,450 new shares and provided net proceeds to the Company after underwriters fees and offering expenses of $19,750,000

Net cash provided by operations for the year ended June 30, 1999 and the year ended June 30, 1998 were $11.5 million and $3.4 million, respectively. The positive cash flow from operations in both fiscal 1999 and 1998 was due primarily to the profit attained in both years. The additional $4.6 million in operating cash flow in excess of earnings in fiscal 1999 was the result of significant reductions in both accounts receivable ($944,000) and inventory ($1,970,000) during the year compared to the increases in both balances in fiscal 1998. At June 30, 1999, day sales outstanding had fallen to 46 days compared to 62 days at June 30, 1998.

Net cash used in investing activities during fiscal 1999 and 1998 consisted of funds used to purchase investments and capital equipment. Capital equipment additions in fiscal 1999 and fiscal 1998 were $2.1 million and $2.3 million, respectively. These capital investments consisted primarily of equipment needed to further automate production for the Company's new Wireless and Satellite Communications products, as well as test and production equipment for the current production run of the ASPJ program.

Cash used in financing activities amounted to $1.0 million for the year ended June 30, 1999 and consisted primarily of funds used to repurchase common stock of the Company, net of funds received for the exercise of stock options. During the fourth quarter of fiscal 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock at prevailing market prices. During fiscal 1999, the Company repurchased 128,000 shares and expended $1,469,000. Cash provided by financing activities for the previous fiscal year was $20.1 million and consisted primarily of cash generated by the secondary public offering of common stock and the exercise of stock options.

During fiscal 2000, the Company's major cash requirements will be for additions to capital equipment, which have been budgeted at $2.6 million. These additions are expected to be funded by cash generated from operations, as projected operating cash flows should be more than adequate to meet these financing needs.

During December, 1997 and 1998 the Company renegotiated its credit facility with its bank, increasing the size of the facility and obtaining more favorable terms. The new credit facility is an unsecured $10,000,000 working capital revolving line of credit bearing interest at prime and maturing December 31, 2001. There was no balance outstanding under this credit facility at both June 30, 1999 and June 30, 1998. The terms of the credit facility require maintenance of a minimum tangible net worth, a minimum ratio of cash flows to maturities, and leverage ratio as defined in the respective agreements. The Company was in compliance with all restrictions and covenants at June 30, 1999.

The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations and funds available under its credit facilities.

Management believes the Company has the products, human resources, facilities, and financial resources to continue its growth, but future revenues, margins and profits are all influenced by a number of risk factors, including but not limited to those referenced above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules called for by this item are submitted under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" which information is incorporated herein by reference.

         The unaudited supplementary financial information required by this item is contained in note 5 to the consolidated financial statements which have been submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

           Information required by this item, other than executive officers which appears in Part I hereof, is contained in the Registrant's proxy statement to be filed with respect to the 1999 Annual Meeting of Shareholders and is incorporated by reference herein.

ITEM 11.   EXECUTIVE COMPENSATION

           Information required by this item is contained in the Registrant's proxy statement to be filed with respect to the 1999 Annual Meeting of Shareholders and is incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information required by this item is contained in the Registrant's proxy statement to be filed with respect to the 1999 Annual Meeting of Shareholders and is incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information required by this item is contained in the Registrant's proxy statement to be filed with respect to the 1999 Annual Meeting of Shareholders and is incorporated by reference herein.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page

(a)      1. and 2.   Financial Statements and Schedules:

                     Reference is made to the List of Financial
                     Statements hereinafter contained ................   23

         3.          Exhibits:

                     Reference is made to the List of Schedules
                     hereinafter contained ...........................   23

(b)      Current Reports on Form 8-K:

         No Current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended June 30, 1999.

(c)      Exhibits:

         Reference is made to the List of Exhibits hereinafter
           contained .................................................  48

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Anaren Microwave, Inc.

                               S/Lawrence A. Sala
                                 -----------------
                               President & Chief Executive Officer

                              S/Joseph E. Porcello
                                ------------------
                              Vice President of Finance/Controller

Date:  ____________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

S/Hugh A. Hair                S/Abraham Manber              S/Carl W. Gerst, Jr.
--------------                ----------------              --------------------
Director                      Director                      Director

S/Dale F. Eck                 S/Herbert I. Corkin           S/David Wilemon
-------------                 -------------------           ---------------
Director                      Director                      Director

S/Matthew S. Robison
---------------------
Director

Date:  September 21, 1999

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                   Index To Consolidated Financial Statements

                                                                            Page

Independent Auditors' Report                                                 24

Consolidated Balance Sheets as of June 30, 1999 and 1998                     25

Consolidated Statements of Operations for the Years ended
  June 30, 1999, 1998, and 1997                                              26

Consolidated Statements of Stockholders' Equity for the Years ended
  June 30, 1999, 1998, and 1997                                              27

Consolidated Statements of Cash Flows for the Years ended
June 30, 1999, 1998 and 1997                                                 28

Notes to Consolidated Financial Statements                                   29

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren Microwave, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                                              /s/ KPMG LLP
                                                              ------------
                                                                  KPMG LLP


Syracuse, New York
August 2, 1999

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 1999 and 1998


                                  Assets                           1999          1998
                                                               -----------    ----------
Current assets:
    Cash and cash equivalents                                  $13,481,576    11,248,925
    Marketable debt securities (note 2)                         15,005,129    13,842,397
    Receivables, less allowance for bad debts of
       $13,000 in 1999 and 1998                                  6,333,096     7,277,584
    Inventories (note 3)                                         8,384,922    10,355,025
    Refundable income taxes                                        461,846            --
    Prepaid expenses                                               224,358       138,649
    Deferred income taxes (note 11)                                116,688       108,801
                                                               -----------   -----------

              Total current assets                              44,007,615    42,971,381

Marketable debt securities (note 2)                              4,976,275            --
Property, plant and equipment, net (note 4)                      8,603,784     7,890,272
Deferred income taxes (note 11)                                    304,060        41,169
Patent (note 1)                                                    574,965            --
                                                               -----------   -----------

                                                               $58,466,699    50,902,822
                                                               ===========   ===========

                   Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                             2,360,226     2,221,397
    Accrued expenses (note 5)                                    1,773,762     1,277,193
    Income taxes payable                                           472,190       317,260
    Customer advance payments                                      348,454       190,681
                                                               -----------   -----------

              Total current liabilities                          4,954,632     4,006,531

Postretirement benefit obligation (note 10)                      1,278,569     1,246,421
Deferred compensation (note 9)                                     388,000       144,000
                                                               -----------   -----------

              Total liabilities                                  6,621,201     5,396,952
                                                               -----------   -----------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       25,000,000 shares; issued 6,554,366 and 6,455,366
       in 1999 and 1998, respectively                               65,544        64,554
    Additional paid-in capital                                  37,469,470    36,611,751
    Retained earnings                                           17,791,467    10,841,642
                                                               -----------   -----------

                                                                55,326,481    47,517,947
    Less cost of 1,020,274 and 892,274 treasury
       shares in 1999 and 1998, respectively                     3,480,983     2,012,077
                                                               -----------   -----------

              Total stockholders' equity                        51,845,498    45,505,870
                                                               -----------   -----------

Commitments and concentrations (notes 12, 13, and 14)
                                                               $58,466,699    50,902,822
                                                               ===========   ===========

See accompanying notes to consolidated financial statements

                                   ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                                   Consolidated Statements of Operations

                                   Years ended June 30, 1999, 1998, and 1997


                                                                                   1999            1998            1997
                                                                              ------------    ------------    ------------
Net sales                                                                     $ 45,738,992      37,449,449      24,226,792

Cost of sales                                                                   27,710,807      23,571,334      16,242,884
                                                                              ------------    ------------    ------------

            Gross profit                                                        18,028,185      13,878,115       7,983,908
                                                                              ------------    ------------    ------------

Operating expenses:
    Marketing                                                                    4,176,762       3,998,407       3,170,373
    Research and development                                                     2,834,697       1,380,218         540,189
    General and administrative                                                   3,220,238       2,873,154       2,237,876
                                                                              ------------    ------------    ------------

            Total operating expenses                                            10,231,697       8,251,779       5,948,438
                                                                              ------------    ------------    ------------

            Operating income                                                     7,796,488       5,626,336       2,035,470
                                                                              ------------    ------------    ------------

Other income (expense):
    Interest expense                                                               (38,537)        (81,914)        (94,086)
    Other, primarily interest income                                             1,395,874         922,196         113,718
                                                                              ------------    ------------    ------------

            Total other income                                                   1,357,337         840,282          19,632
                                                                              ------------    ------------    ------------

Income before income taxes                                                       9,153,825       6,466,618       2,055,102

Income tax expense (note 11)                                                     2,204,000       2,330,000              --
                                                                              ------------    ------------    ------------

            Net income                                                        $  6,949,825       4,136,618       2,055,102
                                                                              ============    ============    ============

Net income per common and common equivalent share:
            Basic                                                             $       1.26             .83             .50
                                                                              ============    ============    ============

            Diluted                                                           $       1.20             .79             .47
                                                                              ============    ============    ============

Shares used in computing net income per common and common equivalent share:
            Basic                                                                5,522,056       4,984,307       4,106,245
                                                                              ============    ============    ============

            Diluted                                                              5,769,699       5,237,157       4,331,662
                                                                              ============    ============    ============

See accompanying notes to consolidated financial statements.

                                                      ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                                                  Consolidated Statements of Stockholders' Equity

                                                     Years ended June 30, 1999, 1998, and 1997


                                           Common Stock        Additional                        Treasury Stock            Total
                                        -------------------     Paid-in        Retained       ----------------------   Stockholders'
                                         Shares      Amount     Capital        Earnings       Shares        Amount         Equity
                                        ---------   -------    ----------      ---------      -------    -----------     ----------
Balance at June 30, 1996                4,992,116   $49,921    15,507,088      4,649,922      892,274    $(2,012,077)    18,194,854

  Net income                                   --        --            --      2,055,102           --             --      2,055,102

  Stock options exercised (note 8)         20,000       200        77,174             --           --             --         77,374
                                        ---------   -------    ----------      ---------      -------    -----------     ----------
Balance at June 30, 1997                5,012,116    50,121    15,584,262      6,705,024      892,274     (2,012,077)    20,327,330

  Net income                                   --        --            --      4,136,618           --             --      4,136,618

  Stock options exercised (note 8)        277,800     2,778     1,050,694             --           --             --      1,053,472

  Sale of common stock (note 7)         1,165,450    11,655    19,738,795             --           --             --     19,750,450

  Tax benefit from exercise
    of stock options (note 11)                 --        --       238,000             --           --             --        238,000
                                        ---------   -------    ----------      ---------      -------    -----------     ----------
Balance at June 30, 1998                6,455,366    64,554    36,611,751     10,841,642      892,274     (2,012,077)    45,505,870

  Net income                                   --        --            --      6,949,825           --             --      6,949,825

  Purchase of treasury stock                   --        --            --             --      128,000     (1,468,906)    (1,468,906)

  Stock options exercised (note 8)         99,000       990       515,529             --           --             --        516,519

  Stock options granted in connection
    with acquisition of patent
    (notes 1 and 8)                            --        --       249,965             --           --             --        249,965

  Tax benefit from exercise
    of stock options (note 11)                 --        --        92,225             --           --             --         92,225
                                        ---------   -------    ----------      ---------      -------    -----------     ----------
Balance at June 30, 1999                6,554,366   $65,544    37,469,470     17,791,467    1,020,274    $(3,480,983)    51,845,498
                                        =========   =======    ==========     ==========    =========    ===========     ==========

See accompanying notes to consolidated financial statements.

                             ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                              Consolidated Statements of Cash Flows

                              Years ended June 30, 1999, 1998, and 1997


                                                       1999           1998              1997
                                                   ------------    ------------    ------------
Cash flows from operating activities:
    Net income                                     $  6,949,825       4,136,618       2,055,102
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                1,432,808       1,335,561       1,239,864
         Deferred income taxes                         (270,778)        317,576        (467,546)
         Deferred compensation                          244,000         144,000              --
         Changes in operating assets and
            liabilities:
               Receivables                              944,488        (560,478)     (1,549,110)
               Refundable income taxes                 (461,846)             --         320,945
               Inventories                            1,970,103      (2,619,018)       (525,687)
               Prepaid expenses                         (85,709)         58,503          58,571
               Other assets                            (325,000)         13,919          29,874
               Accounts payable                         138,829         720,534         837,015
               Income taxes payable                     247,155          61,707         493,553
               Accrued expenses                         496,569         557,777         247,751
               Customer advance payments                157,773        (812,858)        753,539
               Postretirement benefit obligation         32,148          65,145          43,061
                                                   ------------    ------------    ------------

                  Net cash provided by
                     operating activities            11,470,365       3,418,986       3,536,932
                                                   ------------    ------------    ------------

Cash flows from investing activities:
    Capital expenditures                             (2,146,320)     (2,256,532)     (1,154,295)
    Net purchases of marketable debt securities      (6,139,007)    (13,842,397)             --
                                                   ------------    ------------    ------------

                  Net cash used in investing
                     activities                      (8,285,327)    (16,098,929)     (1,154,295)
                                                   ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from long-term debt                             --              --         906,667
    Principal payments on long-term debt                     --        (682,058)     (1,299,243)
    Stock options exercised                             516,519       1,053,472          77,374
    Purchase of treasury stock                       (1,468,906)             --              --
    Proceeds from sale of common stock, net
       (note 7)                                            --        19,750,450              --
                                                   ------------    ------------    ------------

                  Net cash provided by (used
                     in) financing activities          (952,387)     20,121,864        (315,202)
                                                   ------------    ------------    ------------

                  Net increase in cash and
                     cash equivalents                 2,232,651       7,441,921       2,067,435

Cash and cash equivalents at beginning of year       11,248,925       3,807,004       1,739,569
                                                   ------------    ------------    ------------

Cash and cash equivalents at end of year           $ 13,481,576      11,248,925       3,807,004
                                                   ============    ============    ============

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997


(1)    Summary of Significant Accounting Policies

       (a)    Principles of Consolidation

              The consolidated financial statements include the accounts of Anaren Microwave, Inc. and its wholly-owned subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

       (b)    Operations

              The Company is engaged in the design, development and manufacture of microwave signal processing devices which receive and analyze radar signals and other microwave transmissions. Its primary products include devices and systems used in the wireless communications market, and the space and defense electronics market.

       (c)    Sales Recognition

              The Company recognizes sales at the time products are shipped to its customers. Revenues and estimated profits on fixed-price contracts are recognized under the percentage of completion method of accounting on the units-of-delivery basis. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

       (d)    Cash Equivalents

              Cash  equivalents of $13,396,334  and $11,160,395 at June 30, 1999 and 1998, respectively, consist of certificates of deposit and money market instruments having maturities of three months or less. Cash equivalents are stated at cost which approximates fair value.

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


                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997



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

       (h)    Patent

              During fiscal 1999, the Company purchased a patent for $325,000 and 50,000 stock options. The stock options were valued at $249,965 as discussed in note 8. The patent is being amortized on a straight-line basis over its remaining contractual life of 8 years.

       (i)    Net Income Per Share

              Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option plans described in note 8. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

              The weighted average number of common shares outstanding for the basic income per share calculation was 5,522,056, 4,984,307 and 4,106,245 for 1999, 1998, and 1997, respectively. For diluted earnings per share purposes, these balances increased by 247,643, 252,850, and 225,417 shares for 1999, 1998, and 1997, respectively, due to the effect of common equivalent shares which were issuable under the Company's stock option plans.

       (j)    Pension and Postretirement Plans

              On July 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits (Statement 132). Statement 132 revises employers' disclosures about pension and other postretirement benefit plans; it does not change the method of accounting for such plans.


                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997



       (k)    Research and Development Costs

              Research and development costs are charged to expense as incurred. The Company receives fees under a technology development contract and such fees are recorded as a reduction of research and development costs as work is performed pursuant to the related contract and as defined milestones are attained. In fiscal 1999, 1998, and 1997, the Company recognized product development fees of $100,013, $335,390, and $338,939, respectively, under the contract, which were netted with research and development costs.

       (l)    Income Taxes

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

       (m)    Financial Instruments

              The Company's financial instruments, which include cash and cash equivalents, receivables, and accounts payable, are stated at cost which approximates fair value at June 30, 1999 and 1998. The Company's marketable debt securities are stated at amortized cost, and their fair values, as determined by quoted market prices, are presented in note 2.

       (n)    Stock-based Compensation

              The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and has provided pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method has been applied in measuring compensation expense.

       (o)    Segment Information

              Effective June 30, 1999, the Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. The information for fiscal 1998 and 1997 has been restated in accordance with the requirements of the new standard.


                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997



       (p)    Use of Estimates

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


(2)    Marketable Debt Securities

       Marketable debt securities classified as held-to-maturity are summarized as follows:

                                                                        June 30, 1999
                                                                        -------------
                                                                   Gross               Gross
                                            Amortized           Unrealized           Unrealized              Fair
                                              Cost                 Gains               Losses                Value
                                        -------------           ----------           ----------           ----------
          U.S. Government and
              agency obligations        $     151,319                   --                1,131              150,188
          Corporate bonds                   9,301,129                   --               43,851            9,257,278
          Medium and short-term
              notes                         1,784,263                   --                8,637            1,775,626
          Euro Dollar bonds                 7,944,693                  375               30,048            7,915,020
          Taxable auction securities          800,000                   --                   --              800,000
                                        -------------           ----------           ----------           ----------

                     Total              $  19,981,404                  375               83,667           19,898,112
                                        =============           ==========           ==========           ==========

                                                                        June 30, 1998
                                                                        -------------
                                                                   Gross               Gross
                                            Amortized           Unrealized           Unrealized              Fair
                                              Cost                 Gains               Losses                Value
                                        -------------           ----------           ----------           ----------
          U.S. Government and
              agency obligations        $      80,300                  175                   --               80,475
          Corporate bonds                   2,751,034                  457                4,768            2,746,723
          Medium and short-term
              notes                           953,348                   --                1,518              951,830
          Euro Dollar bonds                 8,557,715                  809                8,335            8,550,189
          Taxable auction securities        1,500,000                   --                   --            1,500,000
                                        -------------           ----------           ----------           ----------

                     Total              $  13,842,397                1,441               14,621           13,829,217
                                        =============           ==========           ==========           ==========

       Marketable debt securities are classified as either current or long-term assets in the accompanying consolidated balance sheets based upon their maturity dates. Marketable debt securities with maturity dates of greater than one year were $4,976,275 and zero as of June 30, 1999 and 1998, respectively.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997



(3)    Inventories

       Inventories at June 30 are summarized as follows:

                                                   1999                  1998
                                               -----------           -----------

Component parts                                $ 3,688,704             4,212,925
Work-in-process                                  3,241,935             4,410,112
Finished goods                                   1,454,283             1,731,988
                                               -----------           -----------

                                               $ 8,384,922            10,355,025
                                               ===========           ===========


(4)    Property, Plant and Equipment

       Components of property, plant and equipment at June 30 consist of the following:

                                                       1999             1998
                                                   -----------       -----------

Land and land improvements                         $ 1,362,050         1,362,050
Buildings                                            5,266,135         5,242,499
Machinery and equipment                             27,854,840        25,732,156
                                                   -----------       -----------

                                                    34,483,025        32,336,705
Less accumulated depreciation
    and amortization                                25,879,241        24,446,433
                                                   -----------       -----------

                                                   $ 8,603,784         7,890,272
                                                   ===========       ===========


(5)    Accrued Expenses

       Accrued expenses at June 30 are summarized as follows:

                                                   1999                  1998
                                                ----------            ----------

Compensation                                    $1,096,420               859,032
Commissions                                        400,447               293,434
Other                                              276,895               124,727
                                                ----------            ----------

                                                $1,773,762             1,277,193
                                                ==========            ==========


                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997


(6)    Long-term Debt

       The Company has a $10,000,000 unsecured working capital revolving line of credit bearing interest at prime (7.5% at June 30, 1999) through December 31, 2001. The terms of the revolving line of credit require maintenance of a minimum tangible net worth, ratio of cash flow to current maturities, and leverage ratio, as defined in the respective agreement. There were no borrowings against the line of credit in fiscal 1999 and 1998.

       Cash payments for interest were $38,537, $93,148 and $92,358 during fiscal 1999, 1998, and 1997, respectively.

(7)    Common Stock Offering

       During the second quarter of fiscal 1998, the Company sold an additional 1,165,450 shares of its common stock in a public offering for $19,750,450, net of issuance costs. A portion of the proceeds was used to pay bank debt and other general corporate purposes.

(8)    Stock Option Plans

       Under the Company's Incentive Stock Option Plan (1996 ISO), 400,000 shares of common stock were reserved for the granting of options to eligible employees. Options are granted at a price not less than fair market value of shares at the date of grant, become exercisable 20%
       twelve months from the date of grant and 20% per year thereafter, and must be exercised within ten years of the date of grant. During fiscal 1999, an additional 500,000 shares of common stock were reserved for the granting of options.

       The Company also has a Non-Statutory Stock Option Plan (NSO) which allows for the granting of options to Board members and nonemployees. Under the Plan, 100,000 shares of common stock were reserved for the granting of options at prices to be determined by the Board (options granted to Board members may not be less than the fair market value on the date of grant). Options become exercisable immediately and must be exercised within five years of the date of grant. During fiscal 1999, an additional 150,000 shares of common stock were reserved for the granting of options.

       As discussed in note 1, during fiscal 1999, the Company granted 50,000 stock options as partial consideration for a patent. The stock options were valued at $249,965 using the Black-Scholes model as of June 30, 1999 (the date of grant), are exercisable in one year, and must be exercised within five years of the date of grant.


                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997


       Information for the three years ended June 30, 1999 with respect to these plans are as follows:

                                                                                                            Weighted
                                                Shares                                                      Average
                             -----------------------------------------------                                Exercise
                               ISO             NSO           Other            Total       Option Price       Price
                             -------         ------         ------          -------       --------------    --------
       Outstanding at
         June 30, 1996       627,870             --             --          627,870       $ 1.38 to 7.50       4.25
             Issued           95,000         10,000             --          105,000         6.50 to 8.25       6.95
             Exercised       (20,000)            --             --          (20,000)        1.38 to 7.50       2.97
             Expired         (31,870)            --             --          (31,870)        6.88               6.88
                             -------         ------         ------          -------

       Outstanding at
         June 30, 1997       671,000         10,000             --          681,000         1.38 to 8.25       4.58
             Issued           74,500         14,000             --           88,500       15.00 to 21.13      19.72
             Exercised      (277,800)            --             --         (277,800)        1.38 to 7.50       3.79
                             -------         ------         ------          -------
       Outstanding at
         June 30, 1998       467,700         24,000             --          491,700        1.38 to 21.13       7.75
             Issued          154,000         20,000         50,000          224,000       11.13 to 25.08      18.06
             Exercised       (99,000)            --             --          (99,000)       1.38 to 19.88       5.22
             Expired         (12,000)            --             --          (12,000)                5.88       5.88
                             -------         ------         ------          -------

       Outstanding at
         June 30, 1999       510,700         44,000         50,000          604,700        1.38 to 25.08      12.02
                             =======         ======         ======          =======

       Shares exercisable
         at June 30, 1999    356,700         44,000             --          400,700        1.38 to 21.13       8.98
                             =======         ======         ======          =======

       Shares available for
         grant at June 30,
         1999                431,300         80,000             --          511,300
                             =======         ======         ======          =======


       The following table summarizes significant ranges of outstanding and exercisable options at June 30, 1999:

                                    Options Outstanding                                    Options Exercisable
                              ------------------------------------------------      ------------------------------
                                                   Weighted
                                                    average           Weighted                            Weighted
          Range of                                 remaining           average                             average
          exercise                                 life in            exercise                            exercise
           prices                Shares              years              price            Shares             price
    ----------------          -----------          ---------          --------           -------          --------

    $   1.38 to 4.12               51,000            1.25               1.38              51,000             1.38
        4.13 to 6.49              100,000            5.83               4.13             100,000             4.13
        6.50 to 8.25              142,400            6.64               7.12             142,400             7.12
       8.26 to 13.88               12,000            9.25              11.77                  --               --
      13.89 to 19.88              231,300            8.70              18.14              96,300            19.47
      19.89 to 25.08               68,000            9.87              21.09              11,000            20.56
                              --------------                                        ---------------

                                  604,700                                                400,700
                              ==============                                        ===============




                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997


       The per share weighted average fair value of stock options granted during fiscal years 1999, 1998, and 1997 was $9.60, $12.86, and $4.71, respectively. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following weighted average assumptions for the respective fiscal year:

                                               1999           1998         1997
                                               ----           ----         ----

Expected life                                     5              5            5
Interest rate                                  4.82%          5.81%        6.08%
Volatility                                       69%            75%          78%
Dividend yield                                    0%             0%           0%

       Stock-based compensation costs would have reduced pretax income by $773,810, $393,662, and $166,106 in fiscal 1999, 1998, and 1997
       ($735,791,  $374,718, and $161,678 after tax and $.13, $.08, and $.04 per share in fiscal 1999, 1998, and 1997, respectively) if the fair values of options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for fiscal 1999, 1998, and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

(9)    Employee Benefit Plans

       The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under this plan generally are based on the employee's years of service and compensation. The following table presents the changes in the defined benefit pension plan and the fair value of the Plan's assets for the years ended June 30, 1999, 1998, and 1997:

                                          1999            1998           1997
                                      -------------    ---------      ---------
Change in benefit obligation:
    Benefit obligation at
       beginning of year              $ 5,565,886      4,628,285      4,286,150
    Service cost                          198,406        144,518        140,609
    Interest cost                         374,331        351,138        316,779
    Actuarial loss (gain)                  96,912        571,487        (16,783)
    Benefits paid                        (147,884)      (129,542)       (98,470)
                                      -----------      ---------      ---------

    Benefit obligation at end
       of year                        $ 6,087,651      5,565,886      4,628,285
                                      ===========      =========      =========


                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997


                                       1999           1998            1997
                                   -----------    -----------      ---------
Change in plan assets:
    Fair value of plan assets at
       beginning of year           $ 5,594,504      4,970,705      4,400,776
    Actual return on plan assets       128,367        690,506        549,333
    Employer contributions              51,782         62,835        119,066
    Benefits paid                     (147,884)      (129,542)       (98,470)
                                   -----------    -----------    -----------

    Fair value of plan assets at
       end of year                 $ 5,626,769      5,594,504      4,970,705
                                   ===========    ===========    ===========

Funded status                         (460,882)        28,618        342,420
Unrecognized net (gain)/loss           234,227       (203,778)      (501,657)
Unrecognized net assets
    existing at initial
    application                         37,861         47,327         56,793
Unrecognized prior service
    cost                                97,155        115,394        133,633
                                   -----------    -----------    -----------

Prepaid (accrued) pension cost     $   (91,639)       (12,439)        31,189
                                   ===========    ===========    ===========

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997


Components of net periodic pension cost for the years ended June 30 are as follows:

                                            1999           1998          1997
                                         ---------       -------       -------

Service cost                             $ 198,406       144,518       140,609
Interest cost                              374,331       351,138       316,779
Actual return on plan assets              (128,367)     (690,506)     (549,333)
Amortization of prior service cost          18,239        18,239        18,239
Deferral of gain                          (341,093)      273,608       195,949
Amortization of net asset at
    transition                               9,466         9,466         9,466
                                         ---------     ---------     ---------

    Net periodic pension cost            $ 130,982       106,463       131,709
                                         =========     =========     =========

Weighted-average assumptions:
    Discount rate                             6.70%         6.70%         7.50%
    Rate of increase in
       compensation levels,
       applicable to Salaried Plan
       only                                    4.0           4.0           5.0
    Expected return on plan assets             8.5           8.0           8.0


       Plan assets consist principally of equity securities, and U.S. government and corporate obligations.

       The Company maintains a voluntary contributory salary savings plan to which participants may contribute up to 15% of their total compensation. During fiscal 1997, the Company contributed an amount equal to 50% of the participants' contribution up to a maximum of 3% of the participants' compensation. In fiscal 1998, the Company increased its matching contribution to an amount equal to 50% of the participants' contribution up to a maximum of 5% of the participants' compensation. During fiscal 1999, 1998, and 1997, the Company contributed $256,590, $173,369 and
       $129,115, respectively, to this plan.

       During fiscal 1998, the Company instituted a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $207,000 and $231,000 in fiscal 1999 and 1998, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the Plan at any time.


                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997


       During fiscal 1998, the Company implemented a deferred compensation plan for one employee. Under the plan, the Company will pay a certain sum annually for fifteen years upon the employee's retirement or in the event of their death, to the employee's beneficiary. Deferred compensation expense in fiscal 1999 and 1998 was $244,000 and $144,000, respectively.

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

       The following table presents the changes in the postretirement benefit obligation and the funded status of the Plan at June 30, 1999, 1998, and 1997:

                                          1999            1998           1997
                                      -----------      ---------      ----------
Benefit obligation at beginning
    of year                           $ 1,316,452      1,191,632      1,129,920
Service cost                               24,192         27,664         32,784
Interest cost                              88,202         89,372         84,744
Plan participants' contributions           30,444         22,865         21,067
Actuarial loss/(gain)                      14,690         59,675         (2,868)
Benefits paid                            (110,690)       (74,756)       (74,015)
                                      -----------    -----------    -----------

Benefit obligation at end of year     $ 1,363,290      1,316,452      1,191,632
                                      ===========    ===========    ===========

Fair value of plan assets             $        --             --             --
                                      ===========    ===========    ===========

Funded status                          (1,363,290)    (1,316,452)    (1,191,632)
Unrecognized actuarial (gain) loss         84,721         70,031         10,356
                                      -----------    -----------    -----------

Accrued postretirement benefit cost   $(1,278,569)    (1,246,421)    (1,181,276)
                                      ===========    ===========    ===========


                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997



       Net  periodic   postretirement   benefit  cost   includes  the  following
components:

                                                1999          1998         1997
                                              --------      -------       ------

Service cost                                  $ 24,192       27,664       32,784
Interest cost                                   88,202       89,372       84,744
                                              --------      -------      -------

Net periodic postretirement benefit
    cost                                      $112,394      117,036      117,528
                                              ========      =======      =======

       The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.7% in 1999, 6.7% in 1998, and 7.5% in 1997. For measurement purposes, the annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed to be 5%, 5% and 8.5% for 1999, 1998, and 1997, respectively; the rate is assumed to remain at 5% thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                    1% increase    1% decrease
                                                    -----------    -----------

Effect on total of service and interest
    cost components                                  $ 92,860        83,777

Effect on postretirement benefit obligation           107,394        28,160


                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997


(11)   Income Taxes

       Income tax expense (benefit) consists of:

                              Current         Deferred        Total
                            -----------    -----------    -----------
Year ended June 30, 1999:
    U.S. Federal            $ 1,806,767       (256,613)     1,550,154
    State                       668,011        (14,165)       653,846
                            -----------    -----------    -----------

                            $ 2,474,778       (270,778)     2,204,000
                            ===========    ===========    ===========

Year ended June 30, 1998:
    U.S. Federal            $ 1,831,327         21,547      1,852,874
    State                       181,097        296,029        477,126
                            -----------    -----------    -----------

                            $ 2,012,424        317,576      2,330,000
                            ===========    ===========    ===========

Year ended June 30, 1997:
    U.S. Federal            $   450,262       (738,824)      (288,562)
    State                        17,284        271,278        288,562
                            -----------    -----------    -----------

                            $   467,546       (467,546)            --
                            ===========    ===========    ===========

A reconciliation of the expected consolidated income tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes, to income tax expense, is as follows:

                                 1999          1998           1997
                             -----------    -----------    -----------
Expected consolidated
    income tax expense       $ 3,112,301      2,198,650        698,735
Tax benefit related to
    liquidation of foreign
    subsidiary                (1,012,088)            --             --
State income taxes, net of
    Federal income tax
    benefit                      431,538        314,903        190,451
Change in valuation
    allowance                   (233,044)      (350,060)    (1,060,599)
Other, net                       (94,707)       166,507        171,413
                             -----------    -----------    -----------

                             $ 2,204,000      2,330,000             --
                             ===========    ===========    ===========


                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997


       The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998 are presented below:

                                                    1999           1998
                                                -----------    -----------

Deferred tax assets:
    Inventories                                 $    56,662         65,411
    Deferred compensation                           151,320         58,500
    Retirement benefits                              48,566         31,930
    Postretirement benefits                         509,700        485,692
    Nondeductible reserves                           11,460         11,460
    State investment tax credit carryforwards       683,715        665,840
                                                -----------    -----------

               Total deferred tax assets          1,461,423      1,318,833
               Less valuation allowance                  --        233,044
                                                -----------    -----------
               Net deferred tax asset             1,461,423      1,085,789
                                                -----------    -----------

Deferred tax liabilities:
    Plant and equipment, principally due to
       differences in depreciation               (1,040,675)      (935,819)
                                                -----------    -----------

               Net deferred taxes               $   420,748        149,970
                                                ===========    ===========

Presented as:
    Current deferred tax asset                      116,688        108,801
    Long-term deferred tax asset                    304,060         41,169
                                                -----------    -----------

                                                $   420,748        149,970
                                                ===========    ===========


                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997


       The valuation allowance for deferred tax assets as of June 30, 1999 and 1998 was $0 and $233,044, respectively. The net change in the total valuation allowance for the years ended June 30, 1999 and 1998 was a decrease of $233,044 and $350,060, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 1999. The deferred tax asset valuation allowance is principally related to the recoverability of the Company's state investment tax credit carryforwards at June 30, 1998.

       The Company recognized a tax benefit of $1,012,088 during the fourth quarter of fiscal 1999 in connection with the dissolution of the Company's European subsidiary. The disposition of the net assets of the subsidiary and a corresponding restructuring charge were recognized for financial reporting purposes in 1996. In the fourth quarter of fiscal 1999, all of the criteria necessary to support a deduction for the tax investment in the subsidiary were met and the tax benefit was recorded.

       At June 30, 1999, the Company has investment tax credit carryforwards for state income tax purposes of $683,715 which are available to reduce future state income taxes, if any, through 2014.

       The tax benefit associated with the exercise of stock options and disqualifying dispositions by employees reduced taxes payable by $92,225 and $238,000 in fiscal 1999 and 1998, respectively. Such benefits are reflected as additional paid-in capital.

       Cash payments for income taxes were $2,689,469 in fiscal 1999 and $1,950,717 in fiscal 1998.

(12)   Segment and Related Information

       Segments

       Organizationally, the Company operates predominately in the wireless communications, and space and defense electronics markets. The Company's two reportable segments have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products, delivery channel, and other factors.

       The wireless segment designs, manufactures and markets commercial products used mainly by the wireless communications market. Products produced in this business segment include highly integrated microwave signal distribution components and subsystems, as well as a product line of standard surface mount microwave signal splitting and combining components, trade name Xinger, that are used in terrestrial wireless communications base station amplifiers.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997


       The space and defense segment of the business, designs, manufactures and markets specialized products for those Companies in the radar and satellite communications market. Products produced in this business segment include passive beamforming networks for communications satellite multi-beam antennas, digital frequency discriminators and other radar type discriminators, as well as a wide range of standard component products for defense electronics, such as mixers, couplers, power dividers and correlators.

       The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

                                                                  Space &          Corporate and
                                            Wireless              Defense           Unallocated         Consolidated
                                        -------------          -----------         -------------        ------------
       Net sales:
          1999                          $  21,450,113           24,288,879                   --           45,738,992
          1998                             16,580,092           20,869,357                   --           37,449,449
          1997                              7,644,672           16,582,120                   --           24,226,792

       Operating income:
          1999                              3,266,508            4,529,980                   --            7,796,488
          1998                              2,961,156            2,665,180                   --            5,626,336
          1997                                202,100            1,833,370                   --            2,035,470

       Identifiable assets*:
          1999                              5,355,217            8,792,434           44,319,048           58,466,699
          1998                              4,575,307           11,582,816           34,744,699           50,902,822
          1997                              2,841,944           11,479,187           11,651,412           25,972,543

       Depreciation and amortization**:
          1999                                612,836              819,972                   --            1,432,808
          1998                                517,162              818,399                   --            1,335,561
          1997                                350,572              889,292                   --            1,239,864

          * Segment assets primarily include trade accounts receivable and inventories. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents; marketable debt securities other receivables; prepaid expenses; deferred income taxes; refundable income taxes; property, plant and equipment; and patent.

         ** Depreciation expense is allocated departmentally based on an estimate of capital equipment employed by each department.
             Depreciation expense is then further allocated within the department as it relates to the specific business segment impacted by the consumption of the capital resources utilized. Due to the similarity of the property, plant and equipment utilized, the Company does not specifically identify these assets by individual business segment for internal reporting purposes.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997


       Geographic Information

       Geographic net sales by geographic region are as follows:

                                               Other Foreign      Consolidated
            United States        Canada          Countries          Net Sales
            -------------       ---------      -------------      ------------

1999       $ 36,468,513         4,590,991         4,679,488         45,738,992
1998         29,837,123         3,252,605         4,359,721         37,449,449
1997         19,525,698         1,102,859         3,598,235         24,226,792

       Customers

       In 1999, sales to two customers (approximately $6,400,000, relating to the wireless business segment, and $5,200,000, relating to the space and defense electronics segment) exceeded 10% of consolidated net sales. In 1998, sales to one customer (approximately $6,800,000, relating to the wireless business segment) exceeded 10% of consolidated net sales. In 1997, sales to two customers (approximately $3,400,000, relating to the space and defense electronics segment, and $2,700,000, relating to the wireless segment) exceeded 10% of consolidated net sales.


(13)   Commitments

       The Company is obligated under an operating lease for a building. Future minimum payments under the noncancelable operating lease for the next five years and thereafter are summarized as follows:

      Year ending June 30,
             2000                                   $  396,861
             2001                                      396,861
             2002                                      396,861
             2003                                      396,861
             2004                                      396,861
             Thereafter                              3,836,324
                                                    ----------

                                                     5,820,629
      Less amounts representing
          sublease income                              942,546
                                                    ----------
                                                    $4,878,083
                                                    ==========

       Rent expense for the years ended June 30, 1999, 1998, and 1997 was $396,861, $392,051, and $384,835, respectively. Rent expense for fiscal 1999, 1998, and 1997 was offset by sublease income of $347,254, $242,435, and $125,667, respectively.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997


       As discussed in note 1(j), the Company is currently engaged under a technology development contract. Under this contract, the Company was committed to provide research and development services through September 1998. Technology development fees and related costs under the contract are anticipated to aggregate approximately $288,000 in fiscal 2000.

(14)   Concentrations

       The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks peculiar to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. Sales to the Government accounted for approximately 13%, 18% and 16% of consolidated net sales in fiscal 1999, 1998, and 1997, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it continues to reduce its dependence on sales to the Government through development of its commercial electronic business.


                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1999, 1998, and 1997



(15)   Quarterly Financial Data (Unaudited)

       The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 1999 and 1998, respectively:

                                                         1999 Quarter Ended
                                                         ------------------
                                        Sept. 30      Dec. 31     March 31      June 30
                                     ------------   ----------   ----------   ----------
Net sales                            $ 10,478,787   11,056,604   11,832,624   12,370,977
                                     ============   ==========   ==========   ==========

Cost of sales                        $  6,473,591    6,550,512    7,156,615    7,530,089
                                     ============   ==========   ==========   ==========

Net income                           $  1,322,604    1,430,345    1,568,510    2,628,366
                                     ============   ==========   ==========   ==========

Net income per common and
  common equivalent share:

       Basic                         $        .24          .26          .28          .47
                                     ============   ==========   ==========   ==========

       Diluted                       $        .23          .25          .27          .45
                                     ============   ==========   ==========   ==========

                                                          1998 Quarter Ended
                                                          ------------------
                                         Dec. 31      March 31    June 30      Sept. 30
                                     ------------   ----------   ----------   ----------

Net sales                            $  7,721,323    9,361,780    9,951,100   10,415,246
                                     ============   ==========   ==========   ==========

Cost of sales                        $  4,853,726    6,034,971    6,291,273    6,391,364
                                     ============   ==========   ==========   ==========

Net income                           $    759,599      957,864    1,171,289    1,247,866
                                     ============   ==========   ==========   ==========

Net income per common and
  common equivalent share:

       Basic                         $        .17          .20          .21          .22
                                     ============   ==========   ==========   ==========

       Diluted                       $        .17          .19          .20          .22
                                     ============   ==========   ==========   ==========

       Earnings per share amounts for each quarter are required to be computed independently. As a result, their sum does not necessarily equal the total year earnings per share amounts.

                          INDEX TO EXHIBITS (1)

Exhibit No.             Description


               3.1      Certificate   of   Incorporation   of   Registrant   and
                        amendments thereof.

                        (i) Restated Certificate of Incorporation is incorporated by reference to Exhibit 3(a) to Registrant's Registration Statement on Form S-1 (No. 2-42704).

                        (ii) Amendment, filed December 19, 1980, is incorporated by reference to Exhibit 4.1(ii) to Registrant's Registration Statement of Form S-2 (No. 2-86025).

                        (iii) Amendment, filed March 18, 1985 is incorporated by reference to the identically numbered exhibit to the Registrant's Annual Reporton Form 10-K (Commission File No. 0-6620) for the year ended June 30, 1987.

                        (iv) Amendment, filed December 14, 1987, is incorporated by reference to Exhibit 4(a) (iv) to the Registrant's Registration Statement on Form S-8 (33-19618).

                        (v)     Amendment, filed April 8, 1999

a              3.2      Registrant's By-Laws, as amended.

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

l              10.5     Consulting  Agreement  dated  as of the  March  1,  1997
                        between the Company and Dale F.Eck.

a              10.6     Registrant's Pension Plan and Trust. (2)

j              10.7     Anaren Microwave,  Inc.  Incentive Stock Option Plan, as
                        amended, incorporated herein by reference to Appendix A to the registrant's proxy statement for its 1998 annual shareholders' meeting, as filed with the Commission on September 25, 1998 (Commission File No. 0-6620).

e              10.9     Anaren Microwave,  Inc. 1989 Non-statutory  Stock Option
                        Plan, as amended, incorporated herein by reference to Appendix B to the registrant's proxy statement for its 1998 annual shareholders' meeting, as filed with the Commission on September 25, 1998 (Commission File No.
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

g              21       Subsidiaries of Registrant.

               23       Consent of KPMG LLP.

               27 Financial Data Schedule for the twelve month period ended June 30, 1999, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

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

j Incorporated herein by reference to exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-03193).

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

               (1) The Company's quarterly and annual reports are filed with the
                   Securities and Exchange Commission under file no. 0-6620.

               (2) Management contract or compensatory plan arrangement.