Form 10-Q
period 1999-09-30
ANAREN MICROWAVE INC
filed 1999-11-05
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-        SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended September 30, 1999

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

                                       N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The number of shares of Registrant's Common Stock outstanding on October 29, 1999 was 5,556,292.

                             ANAREN MICROWAVE, INC.

                                      INDEX

   PART I - FINANCIAL INFORMATION                                       Page No.
   ------------------------------                                       --------

       Item 1.    Financial Statements (Unaudited)

                  Consolidated Condensed Balance Sheets as of              3
                  September 30, 1999 and June 30, 1999

                  Consolidated Condensed Statements of Earnings            4
                  for the Three Months ended September 30, 1999 and
                  1998

                  Consolidated Condensed Statements of Cash Flows          5
                  for the Three months ended September 30, 1999 and
                  1998

                  Notes to Consolidated Condensed Financial                6
                  Statements


       Item 2.    Management's Discussion and Analysis                     9
                  of Financial Condition and Results of Operations



       PART II - OTHER INFORMATION
       ---------------------------

       Item 6.    Exhibits and Reports on Form 8-K                         15





                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                      September 30, 1999 and June 30, 1999

                                                                Unaudited
                   Assets                                    SEPT. 30, 1999          June 30, 1999
                   ------                                 -----------------       -----------------

   Current assets:
       Cash and cash equivalents                          $       6,123,803       $      13,481,576
       Marketable debt securities                                23,579,767              15,005,129
       Receivables, less allowance of $13,000                     7,948,287               6,333,096
       Inventories                                                8,535,777               8,384,922
       Refundable income taxes                                          ---                 461,846
       Prepaid expenses                                             303,657                 224,358
       Deferred income taxes                                        117,707                 116,688
                                                          -----------------       -----------------
                   Total current assets                          46,608,998              44,007,615
                                                          -----------------       -----------------
   Property, plant and equipment                                 35,081,787              34,483,025
       Less accumulated depreciation and amortization           (26,272,409)            (25,879,241)
                                                          ------------------      ------------------
                   Net property, plant and equipment              8,809,378               8,603,784
                                                          -----------------       -----------------
   Marketable debt securities                                     4,486,067               4,976,275
   Deferred income taxes, long term                                 315,119                 304,060
   Patent                                                           556,997                 574,965
                                                          -----------------       -----------------

                                                           $     60,776,559       $      58,466,699
                                                          =================       =================
       Liabilities and Stockholders' Equity
       ------------------------------------
   Current liabilities:
       Accounts payable                                    $      2,330,332       $       2,360,226
       Income taxes payable                                         936,164                 472,190
       Accrued expenses                                           1,238,286               1,773,762
       Customer advance payments                                    810,420                 348,454
                                                          -----------------       -----------------
                   Total current liabilities                      5,315,202               4,954,632

   Postretirement benefit obligation                              1,306,924               1,278,569
   Deferred compensation                                            433,000                 388,000
                                                          -----------------       -----------------
                   Total liabilities                              7,055,126               6,621,201
                                                          -----------------       -----------------
   Stockholders' equity:
       Common stock of $.01 par value.  Authorized
          25,000,000 shares; issued 6,575,966 shares
          at September 30, 1999 and 6,554,366 shares
          at June 30, 1999                                           65,760                  65,544
       Additional paid-in capital                                37,596,454              37,469,470
       Retained Earnings                                         19,540,202              17,791,467
                                                          -----------------       -----------------
                                                                 57,202,416              55,326,481
       Less cost of 1,020,274 shares in treasury
         at September 30, 1999 and June 30, 1999                  3,480,983               3,480,983
                                                          -----------------       -----------------
                   Total stockholders' equity                    53,721,433              51,845,498
                                                          -----------------       -----------------
                                                          $      60,776,559       $      58,466,699
                                                          =================       =================


See accompanying notes to consolidated condensed financial statements.


                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           September 30, 1999 and 1998
                                    Unaudited




                                                                                   1999              1998
                                                                                   ----              ----


Net sales                                                                      $12,464,363      $ 10,478,787

Cost of sales                                                                    7,513,058         6,473,591
                                                                            --------------       -----------
        Gross profit                                                             4,951,305         4,005,196
                                                                            --------------       -----------

Operating expenses
        Marketing                                                                1,121,685           981,895
        Research and development                                                   702,238           575,105
        General and administrative                                                 863,875           753,534
                                                                            --------------       -----------
              Total operating expenses                                           2,687,798         2,310,534
                                                                            --------------       -----------

Operating income                                                                 2,263,507         1,694,662
                                                                            --------------       -----------
Other income                                                                       436,603           349,562
Interest expense                                                                    (9,375)           (9,620)
                                                                            ---------------      ------------

Income before income taxes                                                       2,690,735         2,034,604

Income tax expense                                                                 942,000           712,000
                                                                            --------------       -----------

Net income                                                                  $    1,748,735       $ 1,322,604
                                                                            ==============       ===========

Net income per common and common
 share equivalent:
        Basic                                                               $         0.32       $      0.24
                                                                            ==============       ===========
        Diluted                                                             $         0.30       $      0.23
                                                                            ==============       ===========


Shares used in computing net income per common
  and common share equivalent:
        Basic                                                                    5,540,959         5,525,347
                                                                           ===============       ===========
        Diluted                                                                  5,833,587         5,679,694
                                                                           ===============       ===========

Dividends per share                                                                $   ---          $  ---
                                                                                   =======          ======


See accompanying notes to consolidated condensed financial statements.



                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended
                           September 30, 1999 and 1998
                                    Unaudited
                                    ---------
                                                                          1999                 1998
                                                                          ----                 ----

Cash flows from operating activities:
     Net income                                                       $1,748,735         $  1,322,604
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                   411,136              342,512
         Deferred income taxes                                           (12,078)                 ---
         Changes in operating assets and liabilities:
           Receivables                                                (1,615,191)            (401,605)
           Inventories                                                  (150,855)             727,718
           Prepaid expenses                                              (79,299)             (35,709)
           Refundable income taxes                                       461,846                  ---
           Accounts payable                                              (29,894)             708,087
           Accrued expenses                                             (490,476)            (154,469)
           Income taxes payable                                          487,030              521,635
           Customer advance payments                                     461,966             (137,473)
           Postretirement benefit obligation                              28,355                  ---
                                                                  --------------        -------------
             Net cash provided by
               operating activities                                    1,221,275            1,477,126
                                                                  --------------        -------------

Cash flows from investing activities:
     Capital expenditures                                               (598,762)            (424,919)
     Purchase of marketable debt securities                           (8,084,430)            (458,877)
                                                                      -----------            ---------
             Net cash used in investing activities                    (8,683,192)            (883,796)
                                                                      ----------       ---------------

Cash flows from financing activities:
     Purchase of treasury stock                                              ---           (1,302,625)
     Proceeds from issuance of common stock                              104,144               98,425
                                                                  --------------        -------------
             Net cash provided by (used in)
               financing activities                                      104,144           (1,204,200)
                                                                  --------------        -------------

             Net decrease in cash
               and cash equivalents                                   (7,357,773)            (610,870)

Cash and cash equivalents at beginning of period                      13,481,576           11,248,925
                                                                 ---------------       --------------
Cash and cash equivalents at end of period                           $ 6,123,803          $10,638,055
                                                                     ===========          ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                                      $     9,375       $          245
                                                                     ===========       ==============
       Income taxes                                                   $   28,258       $      189,309
                                                                      ==========       ==============


See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 1999, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's fiscal 1999 Annual Report to Stockholders on Form 10-K. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2000, or any future interim period.

The income tax rates of 35% utilized for interim financial statement purposes for the three months ended September 30, 1999 is based on estimates of income and utilization of tax credits for the entire year.

NOTE 1:    Inventories
           -----------

           Inventories at September 30, 1999 and June 30, 1999 are summarized as follows:

                                                Sept. 30             June 30
                                                --------             -------

                   Raw materials              $ 3,370,836        $  3,688,704
                   Work in process              3,695,238           3,241,935
                   Finished goods               1,469,703           1,454,283
                                           --------------      --------------
                                             $  8,535,777         $ 8,384,922
                                             ============         ===========



NOTE 2:    Property, Plant and Equipment
           -----------------------------

           Property, plant and equipment at September 30, 1999 and June 30, 1999 are summarized as follows:

                                                   Sept. 30             June 30
                                                   --------             -------

                   Land and land improvements   $  1,362,050        $ 1,362,050
                   Buildings and improvements      5,462,854          5,266,135
                   Machinery and equipment        28,256,883         27,854,840
                                                 -----------        -----------
                                                 $35,081,787        $34,483,025
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

           The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended
                                                        ------------------
                                                     Sept. 30        Sept. 30
Numerator:                                             1999           1998
---------                                              ----           ----

Net income available to
     common stockholders                             $1,748,735    $1,322,604
                                                     ==========    ==========

Denominator:
-----------

Denominator for basic net income
   per share:
       Weighted average shares outstanding            5,540,959     5,525,347
                                                      =========     =========

Denominator for diluted net income
   per share:
       Weighted average shares outstanding            5,540,959     5,525,347
       Common stock options                             292,628       154,347
                                                        -------     ---------
       Weighted average shares
         and conversions                              5,833,587     5,679,694
                                                      =========     =========




NOTE 4:  Segment and Related Information
         -------------------------------

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

The space and defense segment of the business, designs, manufacturers and markets specialized products for those Companies in the radar and satellite communications market. Products produced in this business segment include passive beamforming networks for communications satellite multi-beam antennas, digital frequency discriminators and other radar type discriminators, as well as a wide range of standard component products for defense electronics, such as mixers, couplers, power dividers and correlators.

The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.


                                                                Space &      Corporate and
                                             Wireless           Defense       Unallocated      Consolidated
                                            ----------          --------      -----------      ------------
Net sales:
    Three months ended
       September 30, 1999                    $6,703,875        $5,760,488    $       ---        $12,464,363
       September 30, 1998                     4,352,855         6,125,932            ---         10,478,787

Operating income:
     Three months ended
       September 30, 1999                     1,312,841           950,666            ---          2,263,507
       September 30, 1998                       260,896         1,433,766            ---          1,694,662

Identifiable assets:*
     Three months ended
       September 30, 1999                     6,674,573         9,035,308     45,066,678         60,776,559
       September 30, 1998                     4,642,969        12,054,689     33,845,173         50,542,831

Depreciation and Amortization:**
     Three months ended
       September 30, 1999                       208,137           202,999            ---            411,136
       September 30, 1998                       137,970           204,542            ---            342,512

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

Management's Discussion and Analysis of Financial and Results of Operations
---------------------------------------------------------------------------

Management's discussion and analysis reviews the Company's operating results for the three months ended September 30, 1999 and 1998 and its financial condition at September 30, 1999. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statement at the end of this discussion.

Overview
--------

The consolidated condensed financial statements present the financial condition of the Company as of September 30, 1999 and June 30, 1999 and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 1999 and 1998.

Operations for the first quarter of fiscal 2000 were highlighted by continuing escalation of commercial Wireless sales and a significant improvement in net income over the first quarter of fiscal 1999.

Net Sales for the first quarter ended September 30, 1999 were $12,464,000, up 19% from net sales of $10,479,000 for the same quarter in the previous year. The Company recorded earnings of $1,749,000 for the first quarter of fiscal 2000, a 32% increase over earnings of $1,323,000 for the first quarter of fiscal 1999.

Results of Operations
---------------------

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                      Three Months Ended
                                                      ------------------
                                                   Sept. 30       Sept. 30
                                                     1999            1998
                                                     ----            ----
Net sales                                           100.0%          100.0%
Cost of sales                                        60.3            61.8
                                                   ------         -------
     Gross profit                                    39.7            38.2
                                                   ------         -------

Operating expenses
     Marketing                                        9.0             9.3
     Research and development                         5.6             5.5
     General and administrative                       6.9             7.2
                                                   ------         -------
              Total operating expenses               21.5            22.0
                                                   ------         -------

Operating income                                     18.2            16.2

Other income                                          3.5             3.3
Interest expense                                     (0.1)           (0.1)
                                                   -------           -----
Income before income taxes                           21.6            19.4
Income tax expense                                    7.6             6.8
                                                   ------         --------
     Net income                                      14.0%           12.6%
                                                   =======        ========

The following table summarizes the Company's net sales by various product lines for the periods indicated. Amounts are in thousands.

                                                       Three Months Ended
                                                       ------------------
                                                     Sept. 30       Sept. 30
                                                       1999           1998
                                                       ----           ----
Wireless                                             $ 6,704        $4,353
Space and Defense                                      5,760         6,126
                                                     -------      --------

                                                     $12,464       $10,479
                                                     =======      ========

Three Months Ended September 30, 1999 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1998.
---------

Net Sales. Net sales increased $2.0 million or 19% to $12.5 million for the three months ended September 30, 1999, compared to $10.5 million for the first quarter of the previous fiscal year. This increase was led by a 54% rise in the sales of Wireless products which easily offset a 6% decline in shipments of Space and Defense group products.

The increase in sales of Wireless products, which consist of catalog surface mount and custom components for use in building Wireless basestation equipment, continues to reflect both the ongoing strong demand by the major basestation OEM's, as well as the Company success in achieving higher dollar content per basestation for its latest digital backplane products. These backplane products have in, some cases, increased the Company average dollar content from $1,000 - $1,500 per basestation to $2,000 - $3,000 per basestation.

Sales of Space and Defense products (formerly Satellite Communications and Defense Electronics products) consists of custom multi-layer components such as butler matrices and beamforming networks for commercial and military communication satellites, Digital Frequency Discriminators ("DFDs") Digital RF memories ("DRFMs") and Microwave Integrated Circuit Components ("MICs").

Sales in this business group fell 6%, or $366,000 for the three months ended September 30, 1999 compared to the first quarter of the previous year. This fall off in sales for the Space and Defense group is due to the delay in satellite contract awards in the prior fiscal year and was anticipated by the Company. Sales in this business area are expected to remain at or below first quarter levels for the remainder of fiscal 2000.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, fabrication costs, assembly costs and test costs. Gross profit increased 24% to $5.0 million for the three months ended September 30, 1999 from $4.0 million for the three months ended September 30, 1998. Gross margin was 39.7% of net sales for the three months ended September 30, 1999 compared to 38.2% of net sales for the three months ended September 30, 1998. The increase in gross margin in the current year was a result of the 54% rise in sales of Wireless products which allowed for significant economies of scale versus the first quarter of last fiscal year.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and travel expenses. Marketing expenses increased 14.3% to $1,122,000 (9.0% of net sales) for the three months ended September 30, 1999, from $982,000 (9.3% of net sales) for the three months ended September 30, 1998. The increase resulted from expansion of the Company's outside sales force during the previous fiscal year, as well as higher advertising expenditures due to the introduction of new surface mount products during the first quarter of fiscal 2000.

Research and Development. Research and development expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Gross research and development costs are reduced by expense reimbursements received under a Technology Reinvestment Program through Raytheon, for the Advance Research Project Agency of the United States Government. Net research and development expenses increased 22% to $702,000 (5.6% of net sales) for the three months ended September 30, 1999 from $575,000 (5.5% of net sales) for the three months ended September 30, 1998. Research development expenses expanded to support the increased development of wireless infrastructure and Satellite Communications products.

General and Administrative. General and administrative expenses increased 14.7% to $864,000 (6.9% of net sales) for the three months ended September 30, 1999 compared to $575,000 (7.2% of net sales) for the three months ended September 30, 1998. General and administrative expenses rose due to increased staffing levels and higher professional fees.

Interest Expenses. Interest expense represents interest incurred on the Company's line of credit and any outstanding letters of credit. Interest expense of $9,000 (0.1% of net sales) for the three months ended September 30, 1999 from $10,000 (0.1% of net sales) for the three months ended September 30, 1998.

There were no balances outstanding under the Company's line of credit during the first quarter of fiscal 2000 and fiscal 1999.

Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 25% to $437,000 (3.5% of net sales) for three months ended September 30, 1999, from $350,000 (3.3% of net sales) for the three months ended September 30, 1998, due to a higher level of investable cash balances in the current year resulting from the positive cash flow experienced during the past fiscal year.

Income Taxes. Income tax expense for the three months ended September 30, 1999 was $942,000 (7.6% of net sales), an effective tax rate of 35%. This compares to $712,000 (6.8% of net sales) for the three months ended September 30, 1998, also an effective tax rate of 35%.

Liquidity and Capital Resources

The Company has financed its operations for the three months ended September 30, 1999 primarily from cash flow from operations. Net cash provided by operations for the three months ended September 30, 1999 and the three months ended September 30, 1998 were $1,221,000 and $1,477,000, respectively. The positive cash flow from operation in both the first three months of fiscal 2000 and 1999 was due primarily to the profit attained in both years. The relatively higher level of cash provided by operations in the first three months ended September 30, 1998 (last year) compared to the first three months of the current fiscal year, resulted, primarily, from the decrease in inventory levels in the prior year first quarter compared to the increasing inventory levels in the first quarter of fiscal 2000.

Net cash used in investing activities consists of funds which were used to purchase short-term marketable securities and capital equipment. Capital equipment expenditures in the three months ended September 30, 1999 and the three months ended September 30, 1998 were $599,000 and

$425,000 respectively. These capital investments consist primarily of equipment to further expand Wireless production capacity.

Cash provided by financing activities for the three months ended September 30, 1999 amounted to $104,000 and consisted of cash generated by the exercise of stock options. In the first quarter of the previous fiscal year, cash used in financing activities amounted to $1,204,000 and consisted, primarily of funds used to repurchase common stock. During the three months ended September 30, 1998 the Company repurchase 115,000 shares at a total cost of $1303,000.

During the remainder of fiscal 2000, the Company's major cash requirements will be for additions to capital equipment. Capital equipment additions and building renovations for the current year have been budgeted at $4,000,000 and through the first three months of fiscal 1999 approximately $599,000 has been expended, all of which was funded by cash generated from operations. Capital equipment additions for the remainder of fiscal 2000 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

During December, 1997 the Company renegotiated its credit facility with its bank, increasing the size of the facility and obtaining more favorable terms. The new credit facility is an unsecured $10,000,000 working capital revolving line of credit bearing interest at prime and maturing December 31, 2001.

The terms of the credit facility require maintenance of a minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the respective agreements. The Company was in compliance with all restrictions and covenants at September 30, 1999.

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

Presently, the Company is in the process of reviewing its PC based systems and network for compliance problems and has determined the applicable software upgrades that are required. We are now installing PC and network operating system upgrades from Microsoft which are certified Y2K compatible. Additionally, the Company's Y2K committee has performed a room by room evaluation of all equipment in the Company's facility and has determined which equipment requires a software upgrade to be compliant, and has completed a survey of all critical Company vendors for compliance status. Required software upgrades have been ordered and installed, where deemed necessary, additional vendor resources are being evaluated for future use.

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

Should the Company not be completely successful in mitigating internal and external Year 2000 risks, the result could be a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, manufacture products, and invoices or engage in similar normal business activities at the Company or its vendors and suppliers. The Company believes that under a worse case scenario, it could continue the majority of its normal business activities on a manual basis. The Company does not currently have a contingency plan with respect to potential Year 2000 failures of its suppliers or customers.

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

Item 6.             Exhibits and Reports on Form 8-K

Item 6(a)           Exhibits
                    --------

Exhibit No. 27      Financial Data Schedule for the three month period ended
                    September 30, 1999.


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

                                    Anaren Microwave, Inc.
                                    ----------------------
                                    (Registrant)




Date:  October 29, 1999             S/Lawrence A. Sala
                                    --------------------------------------
                                    President & Chief Executive Officer



Date:  October 29, 1999             S/Joseph E. Porcello
                                    --------------------------------------
                                    Vice President of Finance