Form 10-Q
period 1999-12-31
ANAREN MICROWAVE INC
filed 2000-02-11
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1999
                               -----------------
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission file number 0-6620
                                                 ------

                             ANAREN MICROWAVE, INC.
             (Exact name of Registrant as specified in its Charter)

        New York                                      16-0928561
        --------                                      ----------
 (State of incorporation)                  (I.R.S Employer Identification No.)

 6635 Kirkville Road                       13057
                                           -----
 East Syracuse, New York                   (Zip Code)
 -----------------------
 (Address of principal
 executive offices)

Registrant's telephone number, including area code: 315-432-8909

                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      The number of shares of Registrant's Common Stock outstanding on February 5, 2000 was 5,638,392.

                             ANAREN MICROWAVE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

   Item 1.    Financial Statements

              Consolidated Condensed Balance Sheets as of                 3
              December 31, 1999 and June 30, 1999

              Consolidated Condensed Statements of Earnings               4
              for the Three Months ended December 31, 1999 and
              1998

              Consolidated Condensed Statements of Earnings               5
              for the Six Months ended December 31, 1999 and 1998

              Consolidated Condensed Statements of Cash Flows             6
              for the Six months ended December 31, 1999 and 1998

              Notes to Consolidated Condensed Financial                   7
              Statements

   Item 2.    Management's Discussion and Analysis                       10
              of Financial Condition and Results of Operations


   PART II - OTHER INFORMATION
   ---------------------------

   Item 4.    Submission of matters to a                                  16
              vote of Security Holders

   Item 6.    Exhibits and Reports on Form 8-K                            17

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                       December 31, 1999 and June 30, 1999

                                                                  Unaudited
                   Assets                                      Dec. 31, 1999           June 30, 1999
                   ------                                      -------------           -------------
   Current assets:
       Cash and cash equivalents                               $  6,068,059            $ 13,481,576
       Marketable debt securities                                22,884,392              15,005,129
       Receivables, less allowance of $13,000                     8,623,550               6,333,096
       Inventories                                                8,400,869               8,384,922
       Refundable income taxes                                           --                 461,846
       Prepaid expenses                                             478,071                 224,358
       Deferred income taxes                                        140,913                 116,688
                                                               ------------            ------------
                   Total current assets                          46,595,854              44,007,615
                                                               ------------            ------------

   Property, plant and equipment                                 36,506,103              34,483,025
       Less accumulated depreciation and amortization           (26,687,087)            (25,879,241)
                                                               ------------            ------------
                   Net property, plant and equipment              9,819,016               8,603,784
                                                               ------------            ------------

   Marketable debt securities                                     5,280,801               4,976,275
   Deferred income taxes, long term                                 334,393                 304,060
   Patent                                                           539,030                 574,965
                                                               ------------            ------------

                                                               $ 62,569,094            $ 58,466,699
                                                               ============            ============
       Liabilities and Stockholders' Equity
       ------------------------------------
   Current liabilities:

       Accounts payable                                        $  2,481,117            $  2,360,226
       Income taxes payable                                         121,738                 472,190
       Accrued expenses                                           1,592,924               1,773,762
       Customer advance payments                                    179,997                 348,454
                                                               ------------            ------------
                   Total current liabilities                      4,375,776               4,954,632

   Postretirement benefit obligation                              1,306,924               1,278,569
   Deferred compensation                                            488,000                 388,000
                                                               ------------            ------------
                   Total liabilities                              6,170,700               6,621,201
                                                               ------------            ------------

   Stockholders' equity:

       Common stock of $.01 par value.  Authorized
          25,000,000 shares; issued 6,624,666 shares
          at December 31, 1999 and 6,554,366 shares
          at June 30, 1999                                           66,247                  65,544
       Additional paid-in capital                                39,200,427              37,469,470
       Unearned compensation                                       (851,428)                     --
       Retained earnings                                         21,464,131              17,791,467
                                                               ------------            ------------
                                                                 59,879,377              55,326,481
       Less cost of 1,020,274 shares in treasury
         at December 31, 1999 and June 30, 1999                   3,480,983               3,480,983
                                                               ------------            ------------
                   Total stockholders' equity                    56,398,394              51,845,498
                                                               ------------            ------------
                                                               $ 62,569,094            $ 58,466,699
                                                               ============            ============

     See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           December 31, 1999 and 1998
                                    Unaudited

                                                               Dec. 31, 1999         Dec. 31, 1998
                                                               -------------         -------------
                                                               (Current Year)       (Preceding Year)

Net sales                                                      $ 13,270,876          $ 11,056,604

Cost of sales                                                     7,930,472             6,550,512
                                                               ------------          ------------
        Gross profit                                              5,340,404             4,506,092
                                                               ------------          ------------

Operating expenses:
        Marketing                                                 1,158,617             1,014,065
        Research and development                                    787,494               784,628
        General and administrative                                  925,527               810,610
                                                               ------------          ------------
              Total operating expenses                            2,871,638             2,609,303
                                                               ------------          ------------

Operating income                                                  2,468,766             1,896,789
                                                               ------------          ------------
Other income                                                        501,817               314,176
Interest expense                                                    (10,654)               (9,620)
                                                               ------------          ------------

Income before income taxes                                        2,959,929             2,201,345

Income tax expense                                                1,036,000               771,000
                                                               ------------          ------------

Net income                                                     $  1,923,929          $  1,430,345
                                                               ============          ============

Net income per common and common
  share equivalent:

        Basic                                                  $       0.35          $       0.26
                                                               ============          ============
        Diluted                                                $       0.32          $       0.25
                                                               ============          ============

Shares used in computing net income per common and common share equivalent:

        Basic                                                     5,566,383             5,496,170
                                                               ============          ============
        Diluted                                                   5,943,677             5,725,872
                                                               ============          ============

Dividends per share                                            $         --          $         --
                                                               ============          ============

     See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                  Consolidated Condensed Statements of Earnings
                                Six Months Ended
                           December 31, 1999 and 1998
                                    Unaudited

                                                             Dec. 31, 1999               Dec. 31, 1998
                                                             -------------               -------------
                                                            (Current Year)              (Preceding Year)

Net sales                                                    $ 25,735,239                $ 21,535,391

Cost of sales                                                  15,443,530                  13,024,103
                                                             ------------                ------------
        Gross profit                                           10,291,709                   8,511,288
                                                             ------------                ------------

Operating expenses:
        Marketing                                               2,280,302                   1,995,960
        Research and development                                1,489,732                   1,359,733
        General and administrative                              1,789,402                   1,564,144
                                                             ------------                ------------
              Total operating expenses                          5,559,436                   4,919,837
                                                             ------------                ------------

Operating income                                                4,732,273                   3,591,451
                                                             ------------                ------------
Other income                                                      938,420                     663,738
Interest expense                                                  (20,029)                    (19,240)
                                                             ------------                ------------

Income before income taxes                                      5,650,664                   4,235,949
Income tax expense                                              1,978,000                   1,483,000
                                                             ------------                ------------

Net income                                                   $  3,672,664                $  2,752,949
                                                             ============                ============

Net income per common and common
  share equivalent:

        Basic                                                $       0.66                $       0.50
                                                             ============                ============
        Diluted                                              $       0.62                $       0.48
                                                             ============                ============

Shares used in computing net income per common and common share equivalent:

        Basic                                                   5,553,671                   5,510,759
                                                             ============                ============
        Diluted                                                 5,888,632                   5,736,848
                                                             ============                ============

Dividends per share                                          $         --                $         --
                                                             ============                ============

     See accompanying notes to consolidated condensed financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows

                                Six Months Ended
                           December 31, 1999 and 1998
                                    Unaudited

                                                             1999            1998
                                                             ----            ----
Cash flows from operating activities:
     Net income                                         $  3,672,664    $  2,752,949
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                       807,846         697,045
         Deferred income taxes                               (54,558)        (64,762)
         Amortization of intangibles                          35,935              --
         Amortization of unearned compensation                42,572              --
         Changes in operating assets and liabilities:
           Receivables                                    (2,290,454)       (305,871)
           Refundable income taxes                           461,846              --
           Inventories                                       (15,947)      1,425,019
           Prepaid expenses                                 (253,713)        (60,228)
           Accounts payable                                  120,891        (843,406)
           Accrued expenses                                 (180,838)       (148,096)
           Income taxes payable                               95,511        (116,546)
           Customer advance payments                        (168,457)        526,340
           Deferred Compensation                             100,000          72,000
           Postretirement benefit obligations                 28,355              --
                                                        ------------    ------------

             Net cash provided by
               operating activities                        2,401,653       3,934,444
                                                        ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                 (2,023,078)       (658,650)
     Net purchase of marketable debt securities           (8,183,789)     (2,702,482)
                                                        ------------    ------------
             Net cash used in investing activities       (10,206,867)     (3,361,132)
                                                        ------------    ------------

Cash flows from financing activities:
     Purchase of treasury stock                                   --      (1,468,906)
     Proceeds from issuance of common stock                  391,697         373,725
                                                        ------------    ------------
             Net cash provided by (used in)
               financing activities                          391,697      (1,095,181)
                                                        ------------    ------------
             Net decrease in cash and
               cash equivalents                           (7,413,517)       (521,869)

Cash and cash equivalents at beginning of period          13,481,576      11,248,925
                                                        ------------    ------------
Cash and cash equivalents at end of period              $  6,068,059    $ 10,727,056
                                                        ============    ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

     Cash Paid During the Period For:
       Interest                                         $     20,029    $        490
                                                        ============    ============
       Income taxes                                     $  1,470,000    $  1,567,285
                                                        ============    ============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 1999, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's fiscal 1999 Annual Report to Stockholders on Form 10-K. The results of operations for the three months and six months ended December 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2000, or any future interim period.

The income tax rates of 35% utilized for interim financial statement purposes for the three and six months ended December 31, 1999 is based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Inventories

      Inventories at December 31, 1999 and June 30, 1999 are summarized as follows:

                                                   Dec. 31              June 30
                                                   -------              -------

               Raw materials                     $3,961,108           $3,688,704
               Work in process                    2,796,668            3,241,935
               Finished goods                     1,643,093            1,454,283
                                                 ----------           ----------
                                                 $8,400,869           $8,384,922
                                                 ==========           ==========


NOTE 2: Property, Plant and Equipment

      Property, plant and equipment at December 31, 1999 and June 30, 1999 are summarized as follows:

                                                    Dec. 31            June 30
                                                    -------            -------

               Land and land improvements         $ 1,362,050        $ 1,362,050
               Buildings and improvements           5,821,587          5,266,135
               Machinery and equipment             29,322,466         27,854,840
                                                  -----------        -----------
                                                  $36,506,103        $34,483,025
                                                  ===========        ===========

NOTE 3: Net Income Per Share

      Net income per share is computed based on the weighted average number of common shares and common stock options (using the treasury stock method) outstanding in accordance with the requirements of FASB Statement No. 128 "Earnings Per Share."

      The following table sets forth the computation of basic and fully diluted earnings per share:

                                                    Three Months Ended         Six Months Ended
                                                  ---------------------      --------------------
                                                  Dec. 31       Dec. 31      Dec. 31      Dec. 31
Numerator:                                          1999         1998         1999         1998
---------                                           ----         ----         ----         ----
Net income available to
     common stockholders                         $1,923,929   $1,430,345   $3,672,664   $2,752,949
                                                 ==========   ==========   ==========   ==========

Denominator:
------------

Denominator for basic net income
  per share:
    Weighted average shares outstanding           5,566,383    5,496,170    5,553,671    5,510,759
                                                 ==========   ==========   ==========   ==========

Denominator for diluted net income per share:

       Weighted average shares outstanding        5,566,383    5,496,170    5,510,759    5,510,759
       Common stock options                         377,294      229,702      334,961      226,089
                                                 ----------   ----------   ----------   ----------
       Weighted average shares and conversions    5,943,677    5,725,872    5,888,632    5,736,846
                                                 ==========   ==========   ==========   ==========


NOTE 4: Restricted Stock Issue

      During the second quarter ended December 31, 1999, the Company issued 24,000 of restricted common stock under a deferred compensation program approved by the board of directors. These shares have been included in the share count calculation for diluted earnings per share for both the six months and three months ended December 31, 1999 as required by FASB Statement No. 128 "Earnings per Share."

NOTE 5: Segment Information

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

                                                      Space &    Corporate and
                                       Wireless       Defense     Unallocated    Consolidated
                                       --------       -------     -----------    ------------
Net sales:
     Three months ended
       December 31, 1999             $ 7,547,392   $ 5,723,484   $        --     $13,270,876
       December 31, 1998               4,750,852     6,305,752            --      11,056,604

     Six months ended
       December 31, 1999             $14,251,267   $11,483,972   $        --     $25,735,239
       December 31, 1998               9,103,707    12,431,684            --      21,535,391

Operating income:
     Three months ended
       December 31, 1999               1,688,759       780,007            --       2,468,766
       December 31, 1998                 542,955     1,353,834            --       1,896,789

     Six months ended
       December 31, 1999               3,001,600     1,730,673            --       4,732,273
       December 31, 1998                 803,851     2,787,600            --       3,591,451

Identifiable assets:*
     Six months ended
       December 31, 1999               9,087,045     7,199,291    46,282,758      62,569,094
       June 30, 1999                   5,355,217     8,792,434    44,319,048      58,466,699

Depreciation and Amortization:**
     Three months ended
       December 31, 1999                 209,242       223,403            --         432,645
       December 31, 1998                 142,846       211,686            --         354,532

     Six months ended
       December 31, 1999                 417,379       426,402            --         843,781
       December 31, 1998                 280,817       416,228            --         697,045

* Segment assets primarily include trade accounts receivable and inventories The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents; marketable debt securities other receivables; prepaid expenses; deferred income taxes; refundable income taxes; property, plant and equipment; and patent.

** Depreciation and amortization expense is allocated departmentally based on an estimate of capital equipment employed by each department. Depreciation expense is then further allocated within the department as it relates to the specific business segment impacted by the consumption of the capital resources utilized. Due to the similarity of the property, plant and equipment utilized, the Company does not specifically identify these assets by individual business segment for internal reporting purposes.

Item 2: Management's Discussion and Analysis of Financial and Results of Operations

Management's discussion and analysis reviews the Company's operating results for the three months and the six months ended December 31, 1999, and its financial condition at December 31, 1999. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of December 31, 1999 and June 30, 1999 and the consolidated results of operations and cash flows of the Company for the three months and the six months ended December 31, 1999 and 1998.

Operations for the second quarter and first six months of fiscal 1999 were highlighted by continuing escalation of commercial Wireless sales and a significant improvement in net income over the second quarter and first half of fiscal 1999.

Net sales for the second quarter ended December 31, 1999 were $13,271,000, up 20% from net sales of $11,056,000 for the same period in fiscal 1999, while net sales for the first six months of fiscal 2000 were $25,735,000, up 19.5% over sales of $21,535,000 for the first six months in the previous year. The Company recorded earnings of $1,924,000 for the second quarter of fiscal 2000, compared to net earnings of $1,430,000 for the same quarter in fiscal 1998, while earnings for the first six months ended December 31, 1999 amounted to $3,673,000, an increase of 33% over earnings of $2,753,000 for the first half of fiscal 1999.

Results of Operations
---------------------

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                        Three Months Ended    Six Months Ended
                                        ------------------    -----------------
                                        Dec. 31   Dec. 31     Dec. 31   Dec. 31
                                          1999      1998       1999      1998
                                          ----      ----       ----      ----

Net sales                                100.0%    100.0%      100.0%    100.0%
Cost of sales                             59.8      59.2        60.0      60.5
                                         -----     -----       -----     -----
     Gross profit                         40.2      40.8        40.0      39.5
                                         -----     -----       -----     -----

Operating expenses:
     Marketing                             8.7%      9.2%        8.8%      9.3%
     Research and development              5.9%      7.1%        5.8%      6.3%
     General and administrative            7.0%      7.3%        7.0%      7.2%
                                         -----     -----       -----     -----
         Total operating expenses         21.6%     23.6%       21.6%     22.8%
                                         -----     -----       -----     -----

Operating income                          18.6%     17.2%       18.4%     16.7%

Other income                               3.8%      2.8%        3.7%      3.1%
Interest expense                          (0.1%)    (0.1%)      (0.1%)    (0.1%)
                                         -----     -----       -----     -----
Income before income taxes                22.3%     19.9%       22.0%     19.7%
Income tax expense                         7.8%      7.0%        7.7%      6.9%
                                         -----     -----       -----     -----
     Net income                           14.5%     12.9%       14.3%     12.8%
                                         =====     =====       =====     =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                   Three Months Ended         Six Months Ended
                                  --------------------      --------------------
                                  Dec. 31      Dec. 31      Dec. 31      Dec. 31
                                   1999          1998        1999         1998
                                   ----          ----        ----         ----

Wireless                          $ 7,547      $ 4,751      $14,251      $ 9,104
Space and Defense                   5,724        6,305       11,484       12,431
                                  -------      -------      -------      -------
                                  $13,271      $11,056      $25,735      $21,535
                                  =======      =======      =======      =======

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998.

Net Sales. Net sales increased $2.2 million, or 20% to $13.3 million for the three months ended December 31, 1999, compared to $11.1 million for the second quarter of the previous year. This increase was led by a 59% rise in the sales of Wireless products which more than offset a 9% decrease in sales of Space and Defense group products.

The increase in sales of Wireless products, which consist of catalog surface mount and custom components for use in building Wireless basestation equipment, continues to reflect both the ongoing strong demand by the major basestation OEM's, as well as the Company's success in achieving higher dollar content per basestation for its latest digital backplane products. Both shipments of custom basestation backplanes to OEM's and shipments of Xingera surface mount products to amplifier manufacturers rose significantly in the second quarter in response to this demand.

Sales of Space and Defense products consists of custom multi-layer components such as butler matrices and beamforming networks for commercial and military communication satellites, Digital Frequency Discriminators ("DFDs") Digital RF Memories ("DRFMs") and Microwave Integrated Circuit Components ("MICs").

Sales of Space and Defense products fell 9% or $580,000 for the three months ended December 31, 1999 compared to the second quarter of the previous year. This drop in sales in this product group was a result of the Company completing the last shipments under the Airborne Self-Protection Jammer (ASPJ) program in the early part of the quarter. This program had provided between $1.5 and $2.0 million in revenue per quarter over the last two fiscal years.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs and test costs. Cost of sales rose 21% to $7.9 million (59.8%) of net sales) for the second quarter ended December 31, 1999. Gross profit was 40.2% of net sales for the three months ended December 31, 1999 compared to 40.8% of net sales for the same period in fiscal 1999. The improvement in gross profit was due to improvement in yields for Wireless products, as well as continuing economies of scale due to higher production levels in the Wireless group.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 14% to $1,158,000 (8.7%) for the three months ended December 31, 1999 from $1,014,000 (9.2% of net sales) for the three months ended December 31, 1998.

The increase is a result of further development of the marketing organization to support the Company's expanding commercial markets.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Gross research and development costs are reduced by expense reimbursements received under a Technology Reinvestment Program through Raytheon, for the Advance Research Project Agency of the United States Government. Net research and development expenses increased $2,000 to $787,000 (5.9% of net sales) for the three months ended December 31, 1999 from $785,000 (7.1% of net sales) for the three months ended December 31, 1998. Research and development expenses expanded to support the increased development of Wireless infrastructure and Satellite Communications products now being demanded by the current marketplace.

General and Administrative. General and administrative expenses increased 14% to $926,000 (7.0% of net sales) for the three months ended December 31, 1999 compared to $811,000 (7.3% of net sales) for the three months ended December 31, 1998. General and administrative expense increased due to increased staffing levels, higher professional fees and increased compensation levels for existing personnel.

Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 60% to $502,000 (3.8% of net sales) for the three months ended December 31, 1999 from $314,000 (3.8% of net sales) for the three months ended December 31, 1998, due to a higher level of investable cash balances in the current year.

Interest Expense. Interest expense represents interest incurred on the Company's line of credit and any outstanding letters of credit. Interest expense was $11,000 (0.1% of net sales) for the three months ended December 31, 1999 up $1,000 from $10,000 (0.1% of net sales) for the three months ended December 31, 1998.

Income Taxes. Income tax expense for the three months ended December 31, 1999 was $1,036,000 (7.8% of sales), an effective tax rate of approximately 35%, while income tax expenses for the three months ended December 31, 1998 was $771,000 (7.0% of net sales), an effective tax rate of approximately 35%.

Six Months Ended December 31, 1999 Compared to Six Months Ended December 31,
1998

Net Sales. Net sales increase 20.0% to $25.7 million for the six months ended December 31, 1999, from $21.5 million for the first half of the previous year. This increase resulted from a 57% rise in sales of Wireless products, which more than offset an 8% drop in shipments of Space and Defense products. Wireless product sales continue to rise due to high demand for custom Wireless basestation products from all the major OEM's as well as escalating demand for the Company's Xingera brand of surface mount components used by Wireless amplifier manufacturers.

Sales in the Space and Defense group fell 8%, or $947,000, for the six months ended December 31, 1999 compared to the first half of the previous year. This fall off in sales for the Space and Defense group is due to delays in satellite contract awards in the prior fiscal year and the completion of the "ASPJ" program contract in the second quarter, both of which events were anticipated by the Company. Sales in this business area are expected to remain at or below second quarter levels for the remainder of fiscal 2000.

Gross Profit. Gross profit for the first six months of fiscal 2000 was $10.3 million (40.0% of net sales) up from $8.5 million (39.5% of net sales) for the first six months of fiscal 1999. This improvement is a result of the increase in sales volume which resulted in significant economies of scale in the manufacturing operations and improvements in product yields in the Wireless group.

Marketing. Marketing expense increased 14% to $2.3 million (8.8% of net sales) for the first six months of fiscal 1999 from $2.0 million (9.3% of net sales) for the first six months of fiscal 1999. This increase is a result of the Company expanding its marketing and sales organization to support the increasing order volume.

Research and Development. Research and development expense rose 10.0% to $1,490,000 (5.8% of net sales) in the first half of fiscal 2000 from $1,360,000 (6.3% of net sales) for the first half of fiscal 1999. Research and development expenditures are expanding to support further development of Wireless infrastructure products and expanding satellite communications opportunities.

General and Administrative. General and administrative expenses increased 14.0% to $1.8 million (7.0% of net sales) for the six months ended December 31, 1999 from $1.6 million (7.2% of net sales) for the six months ended December 31, 1998. General and administrative expenses have increased due to the hiring of additional personnel and a rise in professional fees due to the growth of the Company.

Other income. Other income increased 41% to $938,000 (3.7% of net sales) for the first six months of fiscal 2000 from $664,000 (3.1% of net sales) for the first six months of fiscal 1999 due to a significant increase in investable cash balances in the current year compared to the prior year.

Interest Expense. Interest expense for the first half of fiscal 2000 was $20,000 (0.1% of net sales) compared to $19,000 (0.1% of net sales) for the first half of fiscal 1999.

Income Taxes. Income tax expense for the six months ended December 31, 1999 was $1,978,000 (7.7% of net sales), an effective tax rate of 35%. This compares to $1,483,000 (6.9% of net sales) for the six months ended December 31, 1998, an effective tax rate of 35.0%.

Liquidity and Capital Resources

The Company has financed its operations for the six months ended December 31, 1999 primarily from cash flow from operations. Net cash provided by operations for the six months ended December 31, 1999 and the six months ended December 31, 1998 were $2,402,000 and $3,934,000, respectively. The positive cash flow from operation in both the first six months of fiscal 2000 and 1999 was due primarily to the profit attained in both years. The relatively higher level of cash provided by operations in the first six months ended December 31, 1998 (last year) compared to the first six months of the current fiscal year, resulted primarily from the decrease in inventory levels in the prior year first quarter compared to the increasing receivable levels in the first half of fiscal 2000.

Net cash used in investing activities consists of funds which were used to purchase short-term marketable securities and capital equipment. Capital equipment expenditures in the six months ended December 31, 1999 and the six months ended December 31, 1998 were $2,023,000 and $659,000, respectively. These capital investments consist primarily of equipment to further expand Wireless production capacity.

Cash provided by financing activities for the six months ended December 31, 1999 amounted to $392,000 and consisted of cash generated by the exercise of stock options. In the first half of the previous fiscal year, cash used in financing activities amounted to $1,095,000 and consisted primarily of funds used to repurchase common stock. During the six months ended December 31, 1998 the Company repurchased 128,000 shares at a total cost of $1,469,000.

During the remainder of fiscal 2000, the Company's major cash requirements will be for additions to capital equipment. Capital equipment additions and building renovations for the current year have been budgeted at $4.0 to 4.5 million and through the first six months of fiscal 1999 approximately $2,023,000 has been expended, all of which was funded by cash generated from operations. Capital equipment additions for the remainder of fiscal 2000 will continue to be funded through cash generated by operations as projected operating cash flows are expected to be more than adequate to meet these financing needs.

During December, 1999 the Company renegotiated its credit facility with its bank obtaining more favorable terms. The new credit facility is an unsecured $10,000,000 working capital revolving line of credit bearing interest at prime and maturing December 31, 2003.

The terms of the credit facility require maintenance of a minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the respective agreements. The Company was in compliance with all restrictions and covenants at December 31, 1999.

The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations and funds available under its credit facilities.

Year 2000 Status

The Company has conducted a full review of its program and systems that could be affected by the "year 2000 problem." The "year 2000 problem" is the result of computer programs being written using two digits instead of four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 instead of the year 2000, resulting in system failures or miscalculations. The Company has undertaken projects to update and replace all known non-compliant internal information systems and processes to ensure that the year 2000 situation will not have an adverse impact on the internal information systems and processes to ensure that the year 2000 situation will not have an adverse impact on the internal operations of the Company.

As of the date of this filing, the Company has not incurred any significant business interruptions a as a result of the year 2000 situation. However, while no such occurrence has developed as of the date of this filing, year 2000 problems may surface throughout calendar year 2000. Therefore, there is no assurance that the Company will not be negatively impacted by the year 2000 situation in the future. The Company will continue to monitor this situation and expeditiously remediate any issues that may arise.

Based on the Company's readiness efforts, the Company currently does not reasonably foresee any material year 2000 issues, and therefore the costs associated with potential year 2000 issues that may arise during calendar year 2000 are not expected to have a material adverse effect on either the financial condition or results of operations of the Company. However, there is no guarantee that the Company will not incur significant business interruptions due to the year 2000 situation, whether due to the Company's own year 2000 problems or that of its customers or suppliers.

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this second quarter report includes comments by the Company's management about future performance. Because these statements are forward-looking statements pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statement. Among the principal factors that could cause actual results to differ materially are the following: general market conditions, including demand for the Company's products, manufacturing capacity and the ability to "ramp" to meet anticipated demand, fluctuations in yield, availability of third-party supplier parts at reasonable prices, availability of financial resources to fund anticipated growth, ability to maintain sole supplier positions with certain defense sectors, successful adaptation of existing Company technologies to produce new products that meet specific customer requirements, price pressures, the level of worldwide spending on military defense products, growth of wireless telephone and satellite communications systems, acceptance of new products, customer order cancellations or rescheduling and actual orders compared to annual blanket contracts from wireless customers.

Management believes the Company has the products, human resources, facilities, and financial resources to continue its growth, but future revenues, margins, and profits are all influenced by a number of risk factors, including but not limited to those discussed above.

Item 4. Submission of Matters to a vote of Security Holders

The Company's annual shareholders' meeting was held on November 2, 1999, at which time the election of Directors was conducted. The following names individuals were nominated and elected Directors of the Company until the next annual meeting and until their successors are elected and qualified.

                                      Votes                    Votes
                                      -----                    -----
                                       for                    withheld
                                       ---                    --------

Hugh A. Hair                         5,026,008                 240,348
Carl W. Gerst, Jr.                   5,026,008                 240,348
Abraham Manber                       5,025,983                 240,373
Lawrence A. Sala                     5,026,008                 240,348
Herbert I. Corkin                    5,026,008                 240,348
Dale F. Eck                          5,025,983                 240,373
David Wilemon                        5,025,983                 240,373
Brian Kelly                          5,025,983                 240,373
Matthew Robison                      5,025,983                 240,373

The following proposals were approved at the Company's Annual Meeting:

                                     Votes        Votes        Votes
                                     -----        -----        -----
                                      For        Against     Abstained
                                      ---        -------     ---------

1. Amendments to the Company's      2,788,155   1,309,832      7,757
   Certificate of Incorporation
   providing for a classified
   Board of Directors.

Item 6.         Exhibits and Reports on Form 8-K

Item 6(a)       Exhibits

Exhibit No. 27  Financial Data Schedule for the six month period ended December
                31, 1999.

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

                                         Anaren Microwave, Inc.
                                         ----------------------
                                         (Registrant)

Date:  February 8, 2000                  S/Lawrence A. Sala
                                         -----------------------------------
                                         President & Chief Executive Officer

Date:  February 8, 2000                  S/Joseph E. Porcello
                                         -----------------------------------
                                         Vice President of Finance