Form 10-Q
period 2000-03-31
ANAREN MICROWAVE INC
filed 2000-05-11
CIK 6314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission file number 0-6620
                                                 ------

                             ANAREN MICROWAVE, INC.
             (Exact name of Registrant as specified in its Charter)

                  New York                             16-0928561
                  --------                             ----------
         (State of incorporation)            (I.R.S Employer Identification No.)

         6635 Kirkville Road
         East Syracuse, New York             13057
         -----------------------             ----------
         (Address of principal               (Zip Code)
         executive offices)

Registrant's telephone number, including area code:  315-432-8909

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

      The number of shares of Registrant's Common Stock outstanding on May 7, 2000 was 7,281,305.

                             ANAREN MICROWAVE, INC.

                                      INDEX

   PART I - FINANCIAL INFORMATION                                       Page No.
   ------------------------------                                       --------

     Item 1.    Financial Statements

                Consolidated Condensed Balance Sheets as of               3
                March 31, 2000 and June 30, 1999

                Consolidated Condensed Statements of Earnings             4
                for the Three Months Ended March 31, 2000 and 1999

                Consolidated Condensed Statements of Earnings             5
                for the Nine Months Ended March 31, 2000
                and 1999

                Consolidated Condensed Statements of Cash Flows           6
                for the Nine Months Ended March 31, 2000 and
                1999

                Notes to Consolidated Condensed Financial                 7
                Statements

     Item 2.    Management's Discussion and Analysis                     10
                of Financial Condition and Results of Operations

     Item 3.    Quantitative and Qualitative disclosures about
                Market Risk
                                                                         17
     PART II - OTHER INFORMATION
     ---------------------------

     Item 2.    Changes in Securities and Use of Proceeds                18

     Item 6.    Exhibits and Reports on Form 8-K                         18

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                        March 31, 2000 and June 30, 1999

                                                                          Unaudited
                   Assets                                              March 31, 2000          June 30, 1999
                   ------                                              --------------          -------------
Current assets:
    Cash and cash equivalents                                          $ 101,862,349           $  13,481,576
    Marketable debt securities                                            15,850,697              15,005,129
    Receivables, less allowance of $13,000                                11,536,624               6,333,096
    Inventories                                                           10,308,807               8,384,922
    Refundable income taxes                                                1,128,474                 461,846
    Prepaid expenses                                                         530,911                 224,358
    Deferred income taxes                                                    155,150                 116,688
                                                                       -------------           -------------
                Total current assets                                     141,373,012              44,007,615
                                                                       -------------           -------------

Property, plant and equipment, net                                        11,685,771               8,603,784
                                                                       -------------           -------------

Marketable debt securities                                                 5,310,836               4,976,275
Goodwill, net of amortization
  of $43,449 in 2000                                                       7,777,455                      --
Deferred income taxes                                                        690,377                 304,060
Other assets                                                                 989,301                 574,965
                                                                       -------------           -------------
                                                                       $ 167,826,752           $  58,466,699
                                                                       =============           =============
    Liabilities and Stockholders' Equity
    ------------------------------------
Current liabilities:
    Accounts payable                                                   $   3,577,859           $   2,360,226
    Income taxes payable                                                     226,926                 472,190
    Accrued expenses                                                       2,718,598               1,773,762
    Customer advance payments                                                986,473                 348,454
    Other liabilities                                                        161,407                      --
                                                                       -------------           -------------
                Total current liabilities                                  7,671,263               4,954,632

Postretirement benefit obligation                                          1,306,924               1,278,569
Deferred compensation                                                        533,000                 388,000
Deferred income taxes                                                         35,424                      --
Other                                                                        826,957                      --
                                                                       -------------           -------------
                Total liabilities                                         10,373,568               6,621,201
                                                                       -------------           -------------
Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       25,000,000 shares; issued 8,060,183 shares
       at March 31, 2000 and 6,554,366 shares
       at June 30, 1999                                                       80,602                  65,544
    Additional paid-in capital                                           137,960,573              37,469,470
    Unearned compensation                                                   (787,570)                     --
    Retained earnings                                                     23,680,562              17,791,467
                                                                       -------------           -------------
                                                                         160,934,167              55,326,481
    Less cost of 1,020,274 shares in treasury
      at March 31, 2000 and June 30, 1999                                  3,480,983               3,480,983
                                                                       -------------           -------------
                Total stockholders' equity                               157,453,184              51,845,498
                                                                       -------------           -------------
                                                                       $ 167,826,752           $  58,466,699
                                                                       =============           =============

     See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                             March 31, 2000 and 1999
                                    Unaudited

                                                                           Mar. 31, 2000         Mar. 31, 1999
                                                                           -------------         -------------
Net sales                                                                  $ 15,618,931          $ 11,832,624

Cost of sales                                                                 8,985,214             7,156,615
                                                                           ------------          ------------
        Gross profit                                                          6,633,717             4,676,009
                                                                           ------------          ------------
Operating expenses:
        Marketing                                                             1,332,322             1,057,413
        Research and development                                              1,110,815               722,278
        General and administrative                                            1,115,755               826,848
                                                                           ------------          ------------
              Total operating expenses                                        3,558,892             2,606,539
                                                                           ------------          ------------

Operating income                                                              3,074,825             2,069,470

Other income                                                                    434,390               353,658
Interest expense                                                                (21,155)               (9,618)
                                                                           ------------          ------------

Income before income taxes                                                    3,488,060             2,413,510

Income tax expense                                                            1,271,629               845,000
                                                                           ------------          ------------

Net income                                                                 $  2,216,431          $  1,568,510
                                                                           ============          ============
Net income per common and common
  equivalent share:
        Basic                                                              $       0.39          $       0.28
                                                                           ============          ============
        Diluted                                                            $       0.36          $       0.27
                                                                           ============          ============
Shares used in computing net income per common
  and common equivalent share:
        Basic                                                                 5,640,463             5,528,745
                                                                           ============          ============
        Diluted                                                               6,164,004             5,815,954
                                                                           ============          ============
Dividends per share                                                        $         --          $         --
                                                                           ============          ============

     See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                Nine Months Ended
                             March 31, 2000 and 1999
                                    Unaudited

                                                                          Mar. 31, 2000          March 31, 1999
                                                                          --------------        ----------------
Net sales                                                                  $ 41,354,170           $ 33,368,015

Cost of sales                                                                24,428,744             20,180,718
                                                                           ------------           ------------
        Gross profit                                                         16,925,426             13,187,297
                                                                           ------------           ------------
Operating expenses:
        Marketing                                                             3,612,624              3,053,373
        Research and development                                              2,600,547              2,082,011
        General and administrative                                            2,905,157              2,390,992
                                                                           ------------           ------------
              Total operating expenses                                        9,118,328              7,526,376

Operating income                                                              7,807,098              5,660,921

Other income                                                                  1,372,810              1,017,396
Interest expense                                                                (41,184)               (28,858)
                                                                           ------------           ------------

Income before income taxes                                                    9,138,724              6,649,459

Income tax expense                                                            3,249,629              2,328,000
                                                                           ------------           ------------

Net income                                                                 $  5,889,095           $  4,321,459
                                                                           ============           ============
Net income per common and common
  equivalent share:
        Basic                                                              $       1.05           $       0.78
                                                                           ============           ============
        Diluted                                                            $       0.98           $       0.75
                                                                           ============           ============
Shares used in computing net income per common
  and common equivalent share:
        Basic                                                                 5,582,391              5,516,667
                                                                           ============           ============
        Diluted                                                               5,980,212              5,763,129
                                                                           ============           ============

Dividends per share                                                        $         --           $         --
                                                                           ============           ============

     See accompanying notes to consolidated condensed financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Nine Months Ended
                             March 31, 2000 and 1999
                                    Unaudited

                                                                        2000             1999
                                                                        ----             ----
Cash flows from operating activities:
     Net income                                                   $   5,889,095     $   4,321,459
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization of plant and equipment         1,268,751         1,058,652
         Amortization of intangibles                                     97,352                --
         Amortization of unearned compensation                          106,430                --
         Deferred income taxes                                          (57,921)         (200,019)
         Changes in operating assets and liabilities, net
          of acquisition of RF Power Components, Inc.:
           Receivables                                               (3,682,776)          192,283
           Refundable income taxes                                     (494,105)               --
           Inventories                                                 (450,762)        1,434,212
           Prepaid expenses                                            (271,587)          (61,012)
           Accounts payable                                             (73,709)         (312,870)
           Accrued expenses                                             721,186           130,891
           Income taxes payable                                       1,536,455          (137,743)
           Customer advance payments                                    638,019           362,045
           Deferred compensation                                        145,000           108,000
           Postretirement benefit obligations                            28,355            60,000
           Other assets and liabilities                                (159,398)               --
                                                                  -------------     -------------
             Net cash provided by
               operating activities                                   5,240,385         6,955,898
                                                                  -------------     -------------
Cash flows from investing activities:
     Capital expenditures                                            (3,872,139)       (1,081,992)
     Purchase of marketable debt securities                          (1,180,129)       (4,754,840)
     Purchase of RF Power Components, Inc., net of cash acquired     (7,510,093)               --
                                                                  -------------     -------------
             Net cash used in investing activities                  (12,562,361)       (5,836,832)
                                                                  -------------     -------------
Cash flows from financing activities:
     Payments on line of credit                                        (383,026)               --
     Purchase of treasury stock                                              --        (1,468,906)
     Proceeds from common stock offering                             94,844,915                --
     Proceeds from exercise of stock options                          1,240,860           462,363
                                                                  -------------     -------------
             Net cash provided by (used in)
               financing activities                                  95,702,749        (1,006,543)
                                                                  -------------     -------------
             Net increase in cash
               and cash equivalents                                  88,380,773           112,523

Cash and cash equivalents at beginning of period                     13,481,576        11,248,925
                                                                  -------------     -------------
Cash and cash equivalents at end of period                        $ 101,862,349     $  11,361,448
                                                                  =============     =============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                                   $      41,184     $      28,858
                                                                  =============     =============
       Income taxes                                               $   2,260,000     $   2,665,762
                                                                  =============     =============

     See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 1999, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three months and nine months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2000, or any future interim period.

NOTE 1:    Acquisition of RF Power Components, Inc.
           ----------------------------------------

On February 29, 2000, the Company acquired all of the outstanding stock of RF Power Components, Inc. RF Power Components, Inc. is based in Long Island, New York, and is primarily engaged in the manufacture of electronic products, including power resistors, attenuators and couplers. The transaction is being accounted for using the purchase method of accounting for a business combination and, accordingly, the results of operations of RF Power Components, Inc. have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price was $7,749,294 in cash including direct acquisition costs, and 23,517 shares of Anaren's common stock with an aggregate value of $1,744,667. The purchase price was allocated to the net assets acquired and liabilities assumed based upon estimated fair market values with the excess consideration over such fair values recorded as goodwill which is being amortized on a straight-line basis over 15 years. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed follows:

            Cash                                             $   239,201
            Accounts receivable                                1,520,752
            Inventories                                        1,473,123
            Prepaid expenses                                      34,966
            Refundable income taxes                              172,523
            Plant and equipment                                  478,599
            Deposits and other assets                            369,193
            Deferred income taxes                                331,434
            Accounts payable                                  (1,291,342)
            Accrued expenses                                    (300,687)
            Debt                                                (383,026)
            Other liabilities                                   (971,679)
            Goodwill                                           7,820,904
                                                             -----------
                                                             $ 9,493,961
                                                             ===========

The following unaudited pro forma financial information presents the combined results of operations of the Company and RF Power Components, Inc., as if the acquisition had taken place as of July 1, 1998. The pro forma information includes certain adjustments, including the amortization of goodwill, reduction of interest income, and certain other adjustments, together with related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and RF Power Components, Inc. constituted a single entity during such periods.


                         Three Months Ended March 31        Nine Months Ended March 31
                         ---------------------------        --------------------------
                           2000               1999          2000             1999
                           ----               ----          ----             ----
Net sales              $17,209,312        $13,522,886    $48,507,688      $38,438,800
Net income               2,026,596          1,458,573      5,398,226        3,995,751
Earnings per share:
    Basic                     0.36               0.26           0.96             0.71
    Diluted                   0.33               0.25           0.90             0.68

NOTE 2:    Inventories
           -----------

           Inventories at March 31, 2000 and June 30, 1999 are summarized as follows:

                                                  Mar. 31              June 30
                                                  -------              -------

              Raw materials                    $ 5,157,370           $ 3,688,704
              Work in process                    2,892,380             3,241,935
              Finished goods                     2,259,057             1,454,283
                                               -----------           -----------
                                               $10,308,807           $ 8,384,922
                                               ===========           ===========

NOTE 3:    Property, Plant and Equipment
           -----------------------------

           Property, plant and equipment at March 31, 2000 and June 30, 1999 are summarized as follows:

                                                  Mar. 31             June 30
                                                  -------             -------

              Land and land improvements      $ 1,362,050          $  1,362,050
              Buildings and improvements         6,402,309            5,266,135
              Machinery and equipment           31,069,404           27,854,840
                                              ------------         ------------
                                                38,833,763           34,483,025
              Less accumulated
               depreciation and
                amortization                   (27,147,992)         (25,879,241)
                                              ------------         ------------
                                              $ 11,685,771         $  8,603,784
                                              ============         ============

NOTE 4:    Net Income Per Share
           --------------------

           Net income per share is computed based on the weighted average number of common shares and common stock options (using the treasury stock method) outstanding in accordance with the requirements of Financial Accounting Standards Board Statement No. 128 "Earnings Per Share."

           The following table sets forth the computation of basic and fully diluted earnings per share:

                                                          Three Months Ended               Nine Months Ended
                                                       -----------------------          ----------------------
                                                       Mar. 31         Mar. 31          Mar. 31        Mar. 31
Numerator:                                               2000            1999             2000           1999
---------                                                ----            ----             ----           ----
Net income available to
     common stockholders                              $2,216,431     $1,568,510       $5,889,095     $4,321,459
                                                      ==========     ==========       ==========     ==========
Denominator:
------------

Denominator for basic net income per common
  and common share equivalent:
       Weighted average shares outstanding             5,640,463      5,528,745        5,582,391      5,516,667
                                                      ==========     ==========       ==========     ==========
Denominator for diluted net income per common
  and common share equivalent:
       Weighted average shares outstanding             5,640,463      5,528,745        5,582,391      5,516,667
       Common stock options                              523,541        287,209          397,821        246,462
                                                      ----------     ----------       ----------     ----------
       Weighted average shares and conversions         6,164,004      5,815,954        5,980,212      5,763,129
                                                      ==========     ==========       ==========     ==========

NOTE 5:    Restricted Stock Issue
           ----------------------

      During the second quarter ended December 31, 1999, the Company issued 24,000 of restricted common stock under a deferred compensation program approved by the board of directors. These shares have been included in the share count calculation for diluted earnings per share for both the nine months and three months ended March 31, 2000 as required by FASB Statement No. 128 "Earnings per Share."

NOTE 6:    Segment Information
           -------------------

      The Company operates predominately in the wireless communications, satellite communications and space and defense electronics markets. The Company's two reporting segments are the wireless group and the space and defense group, and have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products, and delivery channel, and are consistent with the way the Company organizes and evaluates financial information internally for making operating decisions and assessing performance.

The wireless segment designs, manufactures and markets commercial products used mainly by the wireless communications market. Products produced in this business segment include highly integrated microwave signal distribution components and subsystems, as well as a product line of standard surface mount microwave signal splitting and combining components, trade name Xinger, that are used in terrestrial wireless communications base station amplifiers. The operations of RF Power Components, Inc. are reported with the wireless segments.

The space and defense segment of the business designs, manufacturers and markets specialized products for those companies in the radar and satellite communications market. Products produced in this business segment include passive beamforming networks for communications satellite multi-beam antennas, digital frequency discriminators and other radar type discriminators, as well as a wide range of standard component products for defense electronics, such as mixers, couplers, power dividers and correlators.

The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

                                                             Space &         Corporate and
                                             Wireless        Defense          Unallocated       Consolidated
                                             --------        -------          -----------       ------------
Net sales:
     Three months ended
       March 31, 2000                      $ 10,208,470    $  5,410,461     $         --        $ 15,618,931
       March 31, 1999                         5,415,537       6,417,087               --          11,832,624
     Nine months ended
       March 31, 2000                      $ 24,459,737    $ 16,894,433     $         --        $ 41,354,170
       March 31, 1999                        14,519,245      18,848,770               --          33,368,015

Operating income:
     Three months ended
       March 31, 2000                         1,785,854       1,288,971               --           3,074,825
       March 31, 1999                           872,981       1,196,489               --           2,069,470
     Nine months ended
       March 31, 2000                         4,800,402       3,006,696               --           7,807,098
       March 31, 1999                         1,676,832       3,984,089               --           5,660,921

Identifiable assets:*
     Nine months ended
       March 31, 2000                        21,469,709       7,681,537      138,675,506         167,826,752
       June 30, 1999                          5,355,217       8,792,434       44,319,048          58,466,699

Depreciation and Amortization:**
     Three months ended
       March 31, 2000                           339,265         183,058               --             522,323
       March 31, 1999                           150,573         211,034               --             361,607
     Nine months ended
       March 31, 2000                           756,643         609,460               --           1,366,103
       March 31, 1999                           431,389         627,263               --           1,058,652

* Segment assets primarily include trade accounts receivable, goodwill and inventories. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents; marketable debt securities; other receivables; prepaid expenses; deferred income taxes; refundable income taxes; property, plant and equipment; and patent.

** Depreciation and amortization expense is allocated departmentally based on an estimate of capital equipment employed by each department. Depreciation expense is then further allocated within the department as it relates to the specific business segment impacted by the consumption of the capital resources utilized. Due to the similarity of the property, plant and equipment utilized, the Company does not specifically identify these assets by individual business segment for internal reporting purposes. Amortization of goodwill recorded in acquisition transactions is allocated to the segments based on the sales segment classification of the acquired company.

NOTE 7:    Income Taxes
           ------------

      The income tax rates of 36.5% and 35.5% utilized for interim financial statement purposes for the three and nine months ended March 31, 2000 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 8:    Common Stock Offering
           ---------------------

      During the third quarter of fiscal 2000, the Company sold an additional 1,323,000 shares of its common stock in a public offering for $94,844,915, net of issuance costs. In April 2000, the underwriters exercised their option to purchase an additional 240,000 shares, resulting in additional proceeds to the Company of $17,305,200, net of issuance costs.

NOTE 9:    Stock Split
           -----------

On February 19, 2000, the Company's board of directors authorized a 3 for 2 stock split in the form of a stock dividend to shareholders of record on May 12, 2000. Share and per share amounts have not been restated to reflect the split which will occur subsequent to the filing of this Quarterly report on form 10Q.

Item 2:    Management's Discussion and Analysis of Financial and
           Results of Operations

Management's discussion and analysis set forth below reviews our operating results for the three months and the nine months ended March 31, 2000, and our financial condition at March 31, 2000. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of March 31, 2000 and June 30, 1999 and the consolidated results of operations and cash flows of the Company for the three months and the nine months ended March 31, 2000 and 1999.

On February 29, 2000, we acquired all of the outstanding capital stock of RF Power Components, Inc. RF Power Components, Inc. based in Long Island, New York, had approximately 90 employees as of February 29, 2000, and is primarily engaged in the manufacture of electronic products, including power resistors, attenuators and couplers. The purchase price for RF Power Components, Inc. was $7,749,294 in cash including direct acquisition costs, and 23,517 shares of our common stock with an aggregate value of 1,744,667. We accounted for this acquisition using the purchase method of accounting.

In March, we successfully completed a follow on offering in which 1,563,000 new shares of our common stock were sold by the Company, including the over-allotment option exercise by the underwriters in April, 2000. The offering price was $76 per share resulting in approximately $112 million in net proceeds for the Company, of which $95.0 million was received in March 2000 and $17.0 million in April 2000. We plan to use these net proceeds for general corporate purposes, and may also use a portion of the net proceeds to acquire complimentary products, technologies, or business.

Operations for the third quarter and the first nine months of fiscal 2000 were highlighted by continuing escalation of wireless sales and a significant improvement in net income over the same periods in fiscal 1999.

In February 2000, the Board of Directors authorized a three for two stock split, to be effected in the form of a stock dividend payable to shareholders of record on May 12, 2000.

Net sales for the third quarter ended March 31, 2000 were $15,619,000, up 32% from net sales of $11,833,000 for the same period in fiscal 1999, while net sales for the first nine months of fiscal 2000 were $41,354,000, up 24% over sales of $33,368,000 for the first nine months in the previous year. We recorded net earnings of $2,216,000 for the third quarter of fiscal 2000, compared to net earnings of $1,569,000 for the same quarter in fiscal 1999, while net earnings for the first nine months ended March 31, 2000 amounted to $5,889,000, an increase of 36% over net earnings of $4,321,000 for the first nine months of fiscal 1999.

Results of Operations
---------------------

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                      Three Months Ended             Nine Months Ended
                                                    ----------------------        ----------------------
                                                    Mar. 31        Mar. 31        Mar. 31        Mar. 31
                                                     2000           1999           2000            1999
                                                     ----           ----           ----            ----
Net sales                                           100.0%          100.0%        100.0%          100.0%
Cost of sales                                        57.5%           60.5%         59.1%           60.5%
                                                    -----           -----         ------         ------
     Gross profit                                    42.5%           39.5%         40.9%           39.5%
                                                    -----           -----         ------         ------
Operating expenses:
     Marketing                                        8.6%            8.9%           8.7%           9.2%
     Research and development                         7.1%            6.1%           6.3%           6.2%
     General and administrative                       7.1%            7.0%           7.0%           7.2%
                                                    -----           -----         ------         ------
              Total operating expenses               22.8%           22.0%          22.0%          22.6%
                                                    -----           -----         ------         ------

Operating income                                     19.7%           17.5%          18.9%          16.9%

Other income                                          2.7%           3.0%            3.3%           3.0%
Interest expense                                     (0.1%)          (0.1%)         (0.1%)         (0.1%)
                                                    -----           -----         ------         ------
Income before income taxes                           22.3%           20.4%          22.1%          19.8%
Income tax expense                                    8.1%            7.1%            7.9%          7.0%
                                                    -----           -----         ------         ------
     Net income                                      14.2%           13.3%          14.2%          12.9%
                                                    =====           =====         ======         ======

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                   Three Months Ended        Nine Months Ended
                                   -------------------      -------------------
                                   Mar. 31     Mar. 31       Mar. 31    Mar. 31
                                    2000         1999         2000        1999
                                    ----         ----         ----        ----
Wireless                          $10,209      $ 5,416      $24,460     $14,519
Space and Defense                   5,410        6,417       16,894      18,849
                                  -------      -------      -------     -------
                                  $15,619      $11,833      $41,354     $33,368
                                  =======      =======      =======     =======

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

Net Sales. Net sales increased $3.8 million, or 32% to $15.6 million for the three months ended March 31, 2000, compared to $11.8 million for the third quarter of the previous year. This increase was led by an 88% increase in the wireless sales which more than offset a 16% drop in sales of space and defense products.

The increase in sales of Wireless products, which consist of catalog surface mount and custom components use in building wireless basestation equipment, continues to reflect both the ongoing strong demand by the major basestation OEM's, as well as the Company's success in achieving higher dollar content per basestation for its latest digital backplane products. Both shipments of custom basestation backplanes to original equipment manufacturers or "OEMS" and shipments of Xinger(TM) surface mount products to amplifier manufacturers rose significantly in the third quarter in response to this demand. The increase in wireless sales also reflects the inclusion of March 2000 sales of RF Power Components Inc., which we acquired on February 29, 2000, and which accounted for approximately $1.2 million of the quarterly sales increase.

Sales of space and defense products consist of custom multi-layer components and assemblies for communications satellites and defense radar countermeasure subsystems for the military. Sales in the space and defense Group fell $1.0 million, or 16%, for the three months ended March 31, 2000 compared to the third quarter of the prior fiscal year. This decline resulted from both delays in satellite contract awards in the prior fiscal year and the completion of the Airborne Self Protection Jammer program contract in the second quarter of fiscal 2000, both of which events we anticipated. Quarterly sales in this business area are expected to remain at current levels through the first quarter of fiscal 2001.

Gross Profit. Gross profit for the third quarter of fiscal 2000 was $6.6 million (42.5% of net sales), up from $4.7 million (39.5% of net sales) for the third quarter of fiscal 1999. This improvement was a result of the increase in sales volume which resulted in significant economies of scale in the manufacturing operations. Gross profit was further enhanced by an increase in higher margin engineering design sales in the space and defense group in the current quarter compared to the third quarter of fiscal 1999. This improvement offset a 4% decline in wireless gross margins due to a product mix shift toward custom basestation parts which have a higher material content and lower margins than surface mount Xingera(TM) products. Additionally, the decline in production of Space and Defense products in the third quarter resulted in a shift of fixed manufacturing overhead to the wireless group further decreasing their third quarter margins. We expect Wireless margins to rebound in the fourth quarter 2000 and first half of fiscal year 2001 as space and defense production increases next fiscal year. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs and test costs.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 26% to $1.3 million (8.6% of net sales) for the third quarter of fiscal 2000 from $1.1 million (8.9% of net sales) for the third quarter of fiscal 1999. This increase was a result of the continuing expansion of our marketing and sales organization to support increased order volume and the inclusion of March 2000 marketing expense by our new acquisition, RF Power Components, Inc.

Research and Development. Research and development expenses consist of materials and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses increased 54% to $1.1 million (7.1% of net sales) in the third quarter of fiscal 2000 from $0.7 million (6.1% of net sales) for the third quarter of fiscal 1999. Research and development expenditures are expanding to support further development of wireless infrastructure products and satellite communications opportunities. The acquisition of RF Power Components, Inc. did not have a material impact on our research and development expense in the third quarter of fiscal 2000.

General and Administrative. General and administrative expenses increased 35% to $1.1 million (7.1% of net sales) for the third quarter of fiscal 2000 from $0.8 million (7.0% of net sales) for the third quarter of fiscal 1999. General and administrative expenses have increased due to the hiring of additional personnel, a rise in professional fees due to our growth, and the inclusion of one month, general and administrative expense of RF Power Components, Inc.

Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 23% to $434,000 (2.7% of net sales) for the third quarter of fiscal 2000 from $354,000 (3.0% of net sales) for the third quarter of fiscal 1999 due to a significant increase in cash balances in the current year compared to the prior year.

Interest Expense. Interest expense represents commitment fees and interest paid on our line of credit. Interest expense for the third quarter of fiscal 2000 was $21,000 (0.1% of net sales) compared to $10,000 (0.1% of net sales) for the third quarter of fiscal 1999. The doubling of interest expense was caused by the addition of one month, (March) interest expense on obligations of RF Power Components, Inc.

Income Taxes. Income tax expense for the third quarter of fiscal 2000 was $1.3 million (8.1% of net sales), representing an effective tax rate of 36.5%. This compared to $845,000 million (7.1% of net sales) for the third quarter of fiscal 1999, representing an effective tax rate of 35%.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

Net Sales. Net sales increased 24% to $41.4 million for the first nine months of fiscal 2000, from $33.3 million for the first nine months of the previous fiscal year. This increase resulted from a 68% rise in sales of wireless products, which more than offset a 10% drop in shipments of Space and Defense products. Wireless product sales continue to rise due to high demand for custom wireless base station products from our OEM customers as well as escalating demand for our Xingera(TM) brand of surface mount components used by wireless amplifier manufacturers. Wireless sales were also increased by the inclsion of one month's sales of RF Power Components, Inc.

Sales in the space and defense group fell 10%, or $2.0 million, for the first nine months of fiscal 2000 compared to the first nine months of the previous year. This decline in sales for the space and defense group was due to delays in satellite contract awards in the prior fiscal year and the completion of the Airborne Self Protection Jammer program, or the ASPJ program, contract in the second quarter of fiscal 2000, both of which events we anticipated. Quarterly sales in this business area are expected to remain at or below third quarter levels through the first quarter of fiscal 2001.

Gross Profit. Gross profit for the first nine months of fiscal 2000 was $16.9 million (40.9% of net sales), up from $13.2 million (39.5% of net sales) for the first nine months of fiscal 1999. This improvement was a result of the increase in sales volume which resulted in significant economies of scale in the manufacturing operations and improvements in product yields in the wireless group, and an increase in high margin space engineering design work in the current third quarter of fiscal 2000.

Marketing. Marketing expenses increased 18% to $3.6 million (8.7% of net sales) for the first nine months of fiscal 2000 from $3.1 million (9.2% of net sales) for the first nine months of fiscal 1999. This increase was a result of the expansion of our marketing and sales organization to support increased order volume, and the inclusion of one month's (March) marketing expense for RF Power Components, Inc.

Research and Development. Research and development expenses increased 25% to $2.6 million (6.3% of net sales) in the first nine months of fiscal 2000 from $2.1 million (6.2% of net sales) for the first nine months of fiscal 1999. Research and development expenditures are expanding to support further development of wireless infrastructure products and satellite communications opportunities.

General and Administrative. General and administrative expenses increased 21% to $2.9 million (7.0% of net sales) for the first nine months of fiscal 2000 from $2.4 million (7.2% of net sales) for the first nine months of fiscal 1999. General and administrative expenses have increased due to the hiring of additional personnel, a rise in professional fees due to our growth and the inclusion of one month's (March) general and administrative expense for RF Power Components, Inc.

Other income. Other income increased 35% to $1.4 million (3.3% of net sales) for the first nine months of fiscal 2000 from $1.0 million (3.0% of net sales) for the first nine months of fiscal 1999 due to a significant increase in cash balances in the current fiscal year compared to the prior fiscal year.

Interest Expense. Interest expense for the first nine months of fiscal 2000 was $41,000 (0.1% of net sales) compared to $29,000 (0.1% of net sales) for the first half of fiscal 1999. This increase resulted from the inclusions of one month's interest (March) on the obligations of RF Power Components, Inc.

Income Taxes. Income tax expense for the first nine months of fiscal 2000 was $3.2 million (7.9% of net sales) representing an effective tax rate of 35.5%. This compared to $2.3 million (7.0% of net sales) for the first nine months of fiscal 1999, representing an effective tax rate of 35%.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended March 31, 2000 and the nine months ended March 31, 1999 were $5.2 million and $7.0 million, respectively. The positive cash flows from operations in both the first nine months of fiscal 2000 and 1999 was due primarily to the profit attained in both periods. The relatively lower level of cash provided by operations in the first nine months of fiscal 2000, compared to the first nine months of fiscal 1999, resulted primarily from increases in accounts receivable levels in the current year resulting from the higher shipment levels.

Net cash used in investing activities consists of funds which were used to purchase short-term marketable securities, capital equipment and, in February 2000, the acquisition of RF Power Components, Inc. Capital equipment purchases in the nine months ended March 31, 2000 and the nine months ended March 31, 1999 were $3.9 million and $1.1 million, respectively. These capital investments in fiscal 2000 consist primarily of equipment and building renovations to expand our wireless production capacity.

Cash provided by financing activities amounted to $95.7 million for the nine months ended March 31, 2000 and consisted primarily of $94.9 million in net proceeds resulting from the completion of a follow on stock offering in March. We sold 1,323,000 shares (not including 240,000 shares which were sold upon exercise of the underwriters' over allotment option which closed in April 2000) at an offering price of $76.00 per share before fees and expenses. Cash used in financing activities for the first nine months of fiscal 1999 amounted to $1.0 million and consisted of funds used to repurchase our common stock net of funds received for the exercise of stock options. During the fourth quarter of fiscal 1998, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock at prevailing market prices. During fiscal 1999 we repurchased 128,000 shares and expended $1.5 million.

During the remainder of fiscal 2000 our main cash requirement will be for additions to capital equipment and remaining building renovations. These capital items have been budgeted at $4.5 million and to date approximately $3.9 million has been expended.

We have a credit facility providing an unsecured $10 million working capital revolving line of credit bearing interest at prime and maturing December 31, 2003. The terms of the credit facility require maintenance of a minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the applicable loan agreement. We believe that we were in compliance wth all restrictions and covenants at March 31, 2000. At March 31, 2000, $0 was outstanding under the credit facility.

We believe that our cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations and funds available under our credit facilities and our net proceeds from this offering.

Year 2000 Status

We have conducted a full review of its programs and systems that could be affected by the "year 2000 problem." The "year 2000 problem" is the result of computer programs being written using two digits instead of four to define the applicable year. Programs with this problem may recognize a date using "00" as the year 1900 instead of the year 2000, resulting in system failures or miscalculations. The Company has undertaken projects to update and replace all known non-compliant internal information systems and processes to ensure that the year 2000 situation will not have an adverse impact on the internal operations of the Company.

As of the date of this filing, we have not incurred any significant business interruptions as a result of the year 2000 problem. However, while no such occurrence has developed as of the date of this filing, year 2000 problems may surface throughout calendar year 2000. Therefore, there is no assurance that the Company will not be negatively impacted by the year 2000 situation in the future. We will continue to monitor this situation and expeditiously remediate any issues that may arise.

Based on our readiness efforts, and our experience to date we currently do not reasonably foresee any material year 2000 issues, and therefore the costs associated with potential year 2000 issues that may arise during calendar year 2000 are not expected to have a material adverse effect on either our financial condition or results of operations. However, there is no guarantee that we will not incur significant business interruptions due to the year 2000 problem, whether due to our own year 2000 problems or that of our customers or suppliers.

Recent Accounting Pronouncements

On June 30, 1998, the financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
133), which establishes accounting and reporting standards for derivative instruments and hedging activities.

The statement requires recognition of all derivatives at fair value in the financial statements, FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. We have reviewed SFAS No. 133 and believe that, upon implementation, the standard will not have a significant effect on our financial statements.

Forward-Looking Cautionary Statement
------------------------------------

In an effort to provide investors a balanced view of our current condition and future growth opportunities, this second Quarterly report on Form 10-Q includes statements about future performance. Because these statements are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statement. Among the principal factors that could cause actual results to differ materially are the following: general market conditions, including demand for our products, manufacturing capacity and the ability to "ramp" to meet anticipated demand, fluctuations in yield, availability of third-party supplier parts at reasonable prices, availability of financial resources to fund anticipated growth, ability to maintain sole supplier positions with certain defense sectors, successful adaptation of our existing technologies to produce new products that meet specific customer requirements, price pressures, the level of worldwide spending on military defense products, growth of wireless telephone and satellite communications systems, acceptance of new products, customer order cancellations or rescheduling and actual orders compared to annual blanket contracts from wireless customers.

Management believes that we have the products, human resources, facilities, and financial resources to continue its growth, but future revenues, margins, and profits are all influenced by a number of risk factors, including but not limited to those discussed above.

Item 3. Quantitative and qualitative disclosure about market risk

Disclosures About Market Risk

The following discusses our possible exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of actors, including those discussed in "Risk Factors."

* Forward-Looking Cautionary Statement

As of March 31, 2000, we had cash, cash equivalents and marketable debt securities of $123.0 million, of which approxmately $21.2 million consisted of highly liquid investments in marketable debt securities. These investments at the date of purchase normally have maturities between one and 18 months and are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rate of 10% from March 31, 2000 rates would cause the market price of these securities to decline by an insignificant amount. Due to the relatively short maturities of the securities and our ability to hold those investments to maturity, an immediate increase in interest rates is expected to have a significant effect on our financial condition or result of operations. Over time however, declines in interest rates will reduce our interest income.

We do not own any material equity investments. Therefore, we do not currently have any direct equity price risk.

All of our sales to foreign customers are denominated in United States dollars and, accordingly, we are not currently exposed to foreign currency exchange risk.

Item 2.           Changes in Securities and Use of Proceeds

(c)               In connection with our aquisition of RF Power Components, Inc.
                  on February 29, 2000, we issued an aggregate of 23,517 shares of our common stock to the former shareholders of RF Power Components, Inc. These shares constitute a part of the purchase price for all the outstanding capital stock of RF Power Components, Inc. We relied on Section 4(2) of the Securities Act of 1933, amended, and the related safe harbor rules and regulations promulgated by the Securities and Exchange Commission, as well as written representations provided by the former shareholders of RF Power Components, Inc. concerning certain factual matters.

Item 6.           Exhibits and Reports on Form 8-K

Item 6(a)         Exhibits

Exhibit Number    Description of Exhibit
--------------    ----------------------

3.1               Certificate of Incorporation(1)

3.2               Restated By-Laws, as amended on February 1, 2000(2)

27                Financial Data Schedule

Item 6(b)         Reports on Form 8K
                  ------------------

                  We filed a current report on Form 8-K on March 15, 2000 related to our acquisition of all the outstanding capital stock of RF Power Components, Inc. on February 29, 2000.

----------

(1) (A) Restated Certificate of Incorporation of the Company, filed on August 11, 1967, is incorporated herein by reference to Exhibit 3(a) to Company's Registration Statement on Form S-1 (Registration No. 2-42704), (B) Amendment, filed December 19, 1980, is incorporated herein by reference to
      Exhibit 4.1(ii) to Company's Registration Statement on Form S-2 Registration (Registration No. 2-86025); (C) Amendment, filed March 18, 1985, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1987; (D) Amendment, filed December 14, 1987, is incorporated herein by reference to Exhibit 4(a)(iv) to the Company's Registration Statement on Form S-8 (Registration No. 33-19618); (E) Amendment, filed April 8, 1999, is incorporated herein by reference to
      Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1999; and (F) Amendment, filed February 8, 2000, is incorporated herein by reference to Exhihbit
      4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed on March 2, 2000.

(2) Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460)

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

                                           Anaren Microwave, Inc.
                                           ----------------------
                                           (Registrant)

Date: May 11, 2000                         /s/ Lawrence A. Sala
                                           -----------------------------------
                                           President & Chief Executive Officer

Date: May 11, 2000                         /s/ Joseph E. Porcello
                                           -------------------------
                                           Vice President of Finance