Form 10-K
period 2000-06-30
ANAREN MICROWAVE INC
filed 2000-09-28
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2000

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

                          Commission file number 0-6620

                             ANAREN MICROWAVE, INC.
             (Exact name of Registrant as specified in its Charter)

            New York                                     16-0928561
   (State of incorporation)                  (I.R.S Employer Identification No.)

6635 Kirkville Road, East Syracuse, New York               13057
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: 315-432-8909

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Securities Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of

Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on September 17, 2000, as reported on the Nasdaq National Market, was approximately $1,278,684,000.

      The number of shares of Registrant's Common Stock outstanding on September 17, 2000 was 11,027,660.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for use in connection with its 2000 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

Forward-Looking Cautionary Statement

      In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by the Company's management about future performance. Because these statements are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: loss of one or more of a limited number of original equipment manufacturers ("OEMs") as customers; the inability to attract and retain qualified engineers and other key employees to maintain and grow the Company's business; the unavailability of component parts and services from a limited number of suppliers; changes in customer order patterns; cancellations of existing contracts or orders; difficulties in successfully integrating the businesses of RF Power Components, Inc. ("RF Power"), and Ocean Microwave Corporation ("Ocean Microwave"); inability to effectively manage possible future growth; failure to successfully execute the manufacturing ramp; potential interruption of operations resulting from the relocation of Anaren Power Products, Inc. (the subsidiary of the Company through which the former business of Ocean Microwave is conducted) ("APPI") to a larger manufacturing location in New Jersey; the failure of wireless customers' annual procurement forecasts to result in future sales; and litigation involving antitrust, intellectual property, product warranty, and other issues.

General

      Anaren Microwave, Inc. (the "Company" or "Anaren") was incorporated in New York in 1967 as Micronetics, Inc., a name that was changed to Anaren Microwave, Inc. during 1967. The Company's executive offices are located at 6635 Kirkville Road, East Syracuse, New York 13057. The telephone number of the Company at that location is (315) 432-8909. The Company's common stock is listed on the Nasdaq National Market under the symbol "ANEN." Unless the context otherwise provides, the "Company" or "Anaren" refers to Anaren Microwave, Inc. and its subsidiaries.

      On February 29, 2000, the Company acquired all of the outstanding capital stock of RF Power. RF Power, based in Bohemia, New York, is primarily engaged in the manufacture of electronic products, including power resistors, attenuators and couplers.

      On July 31, 2000, the Company acquired substantially all of the assets of Ocean Microwave, a company based in Neptune, New Jersey and primarily engaged in the design and manufacture of isolator and circulator components. The acquired business of

Ocean Microwave is conducted through APPI, a newly formed Delaware subsidiary of the Company.

Overview

      The Company is a leading provider of highly integrated microwave components, assemblies and subsystems for the rapidly expanding wireless communications, satellite communications and defense electronics markets. Anaren uses its proprietary Multi-Layer Stripline technology to produce compact, light weight, cost-effective products for use in wireless, satellite and defense electronics systems. The Company's distinctive microwave modeling capabilities and integration technology allow it to replace numerous discrete components with compact integrated assemblies that consistently deliver optimal signal performance. The Company sells its integrated assemblies, which range from simple splitting and combining networks to complete microwave backplanes, and its high end subsystems to leading communications equipment manufacturers in the mobile and fixed broadband wireless markets and the satellite communications market. The technology utilized by the Company supports a wide range of digital and analog wireless communications protocols, systems and standards including:

      -     Code Division Multiple Access ("CDMA")
      -     Global System for Mobile communications ("GSM")
      -     Local Multipoint Distribution System ("LMDS")
      -     Multi-channel, Multipoint Distribution System ("MMDS")
      -     Personal Communications System ("PCS")
      -     Third Generation wireless ("3G")
      -     Time Division Multiple Access ("TDMA")

      Through its focused research and development efforts, Anaren has designed and continues to design components and subsystems that enable high speed wireless access to the Internet and other broadband wireless applications. In addition, the Company is developing and producing a diverse set of products and technologies to support the latest generation of wireless communications systems, including 3G, MMDS and LMDS. 3G is the first internationally agreed upon standard for a packet-switched data network for mobile and fixed wireless communications applications. The Company's customer base includes leading global OEMs that serve the wireless, satellite and defense electronics markets, including:

      -     Ericsson
      -     Lucent Technologies
      -     Motorola
      -     Nortel Networks
      -     Powerwave Technologies
      -     Hughes
      -     ITT Aerospace/Communications
      -     Lockheed Martin
      -     Loral Space & Communications

      -     Northrop Grumman
      -     Raytheon

Industry Background

      Worldwide demand for integrated voice, data and video communications services is growing rapidly. The volume of high-speed data traffic across global communications networks has grown dramatically as the public Internet and private business intranets have become essential for daily communications and electronic commerce. The number of persons using the Internet to buy and sell goods and services is expected to grow rapidly. Servicing the increasing demand for higher bandwidth content and applications requires cost-effective and high-speed connections, which are often unavailable or inadequate over existing wire-based networks. For many users, wireless communications provide an advantageous access solution for high-speed Internet and multimedia services. This is underscored by the increasing number of wireless subscribers worldwide.

A Wireless Network

      A typical mobile or fixed wireless communications system comprises a geographic region containing a number of cells, each of which contains one or more base stations, which are linked in a network to form a service provider's coverage area. Each base station houses the equipment that receives incoming telephone calls from the switching offices of the local wire-based telephone company and broadcasts calls to the wireless users within the cell. A base station can process a fixed number of radio channels through the use of multiple transceivers, power amplifiers and tunable filters, along with an antenna to transmit and receive signals to and from the wireless user.

Mobile Wireless Communications

      The demand for mobile communications has grown significantly during the past decade and has been fueled by a number of factors including:

      -     decreasing prices for wireless handsets and airtime;

      -     more favorable global communications regulatory environment;

      -     increasing competition among service providers; and

      -     greater availability of services and frequency spectrum.

      Additionally, many developing countries are installing wireless networks as an alternative to installing, expanding or upgrading traditional wire-based networks.

      Service providers are striving to keep up with the demand for mobile wireless services by increasing the capacity of their existing base stations and by adding more base stations to increase the number of frequency channels in their networks. Cellular service providers are upgrading their legacy analog networks to digital networks, such as CDMA, TDMA, GSM and 3G, which allow more calls per frequency channel and provide improved quality and increased security. In addition, PCS service providers, which operate at a much higher frequency than cellular service providers, are expanding the coverage of their networks. PCS networks generally require a significantly larger number of base stations than traditional cellular-based networks.

Fixed Broadband Wireless Communications

      Fixed broadband wireless solutions provide meaningful advantages over wire-based alternatives, such as digital subscriber lines, cable and fiber optics. These advantages include significantly lower initial capital costs for network equipment, reduced installation costs and more rapid deployment. In addition, wireless solutions are particularly advantageous in areas where: a wired infrastructure may be difficult to install or upgrade, minimal or no communications infrastructure exists or geographically dispersed customers render the installation of a wired infrastructure impractical or uneconomical.

      Emerging fixed broadband wireless data transmissions systems have the potential to further expand the market for wireless communications by allowing service providers to increase revenue-generating traffic on their networks. These systems include 3G, MMDS and LMDS. Broadband wireless technology is being deployed by both incumbent and emerging service providers. The established carriers are expected to use broadband wireless technology to reach customers whom they previously could not serve, fill coverage gaps in their existing networks and deploy value-added services, such as streaming video, multimedia conferencing and high-speed Internet access, in a cost-effective manner.

Satellite Communications

      Satellite communications currently serve several business and consumer markets. Current satellite services include direct to home television, direct to home Internet access, business to business data transmission, regional and worldwide telephone services and worldwide paging. Several new services are being planned to offer high-speed Internet access, videoconferencing, large scale data transmission and other multimedia applications. These new services will have significantly greater information content and will therefore require the allocation of significantly more bandwidth than many current applications. These large bandwidth allocations are not available at the operating frequencies of current satellite systems. To address this problem, regulatory agencies around the world have allocated additional frequency spectrum for two-way transmission. The proposed systems to deliver these broadband services are significantly more complex and will therefore require design advances in on-board signal processing, on-board re-configuration of multi-beam antennas, power handling and low-cost user equipment.

      As demand for Internet access and other data-driven applications expands rapidly, and as both commercial and residential consumers are increasingly seeking efficient and effective means of access, satellite service providers are entering the broadband wireless market. Some of the advantages of satellite communications for this market are: global access to an existing satellite infrastructure, the ability to cover large geographic areas, scalable deployment and the ability to quickly reallocate capacity. There are several large-scale satellite communications projects in various stages of development and implementation that are attempting to meet this demand.

Defense Electronics

      Recently, there has been a shift in defense spending away from the development of new platforms and into technologies that improve the performance and survivability of existing platforms. As a result, funding for advanced radar systems, advanced jamming systems and smart munitions has continued. These technologies enable the detection, identification, deception and elimination of missile systems, a current focus of military planners.

The Anaren Solution

      The Company's technology addresses the increasing demands of the wireless market for high quality products manufactured in volume with continuous improvements in performance and cost. The Company also provides the satellite market with enabling technologies that increase network capacity and flexibility, allowing for increased revenue generation. The Company's proprietary Multi-Layer Stripline technology allows the Company to provide compact, light weight, cost-effective, and highly integrated microwave components, assemblies and subsystems. The Company's solution includes:

      Broad Array of Standard and Customized Products. The Company offers a broad array of standard and custom microwave products to the mobile and fixed wireless, satellite communications and defense electronics markets. The technologies underlying the Company's product portfolio allow the Company to address the new wireless data communications products being developed by its existing and potential customers with limited incremental investment. As the OEMs in the wireless communications industry have been reducing the number of their suppliers, the Company believes that its expanding product portfolio has helped the Company become a strategic supplier to many of these OEMs.

      Advanced Microwave Design and Manufacturing Capabilities. The engineering and design staff of 91 engineers as of June 30, 2000 works with customers of the Company to develop system level solutions. Anaren's engineers collaborate with customers to develop products that provide state-of-the-art performance and that can be manufactured in significant volume with excellent quality and reliability. The Company has consistently met the stringent requirements of the wireless and satellite communications markets due to the Company's strengths in advanced packaging and interconnecting of radio, microwave and extremely high frequency signals, and the Company's ability to produce small, light weight, cost-effective and efficient microwave components and assemblies.

      Rapid Product Development. Anaren's integrated design and manufacturing facilities allow it to produce custom solutions from concept to product delivery in a matter of days. With its Multi-Layer Stripline technology, design libraries, manufacturing experience and investment in automation, the Company can facilitate a rapid transition from development to production, thereby offering its customers a complete turnkey solution and allowing them to bring their products to market faster.

      Strong Customer Relationships. The Company believes that it has become an integral part of its key customers' operations by working closely with them through the entire development and production process. The Company assigns a project engineer to each customer to ensure a high level of responsiveness and customer service. The project engineer and a design team assist customers from the conceptual, system level design stages through the development and manufacturing process. By maintaining close contact with the customers' design engineering, manufacturing, purchasing and project management personnel, the Company can better understand their needs, rapidly develop customer-specific solutions and more effectively design the Company's solutions into the customers' systems and networks. The Company believes that the strength of its customer support and depth of its customer relationships provide the Company a competitive advantage.

Strategy

      The Company's strategy is to continue to use its proprietary Multi-Layer Stripline technology, extensive microwave design libraries and turnkey design, development and manufacturing capabilities to further expand its penetration in the wireless and satellite communications markets. Key components of the Company's strategy include the following:

      Pursue New Wireless Markets. The Company has successfully penetrated the mobile wireless market and intends to use its market position to pursue other wireless markets, including the 3G and fixed broadband wireless markets. The Company also intends to offer additional products and technologies to address existing and developing wireless markets.

      Increase Component Integration and Value Added Content. The Company plans to continue to increase the value of its products in wireless and satellite communications systems. The Company intends to expand its component offerings to enable the Company to increase the number of its products in each base station. In addition, with its Multi-Layer Stripline manufacturing technology, the Company intends to continue to increase the functionality of its products, thereby enabling its customers to continue to reduce the size and cost of their platforms, while the Company increases its content value. As an example, the Company believes that the dollar value of its average product content per base station has more than doubled between fiscal 1997 and fiscal 2000. The Company is currently selling its integrated solutions to five of the largest base station manufacturers for the wireless markets.

      Strengthen and Expand Customer Relationships. Today, a limited number of large systems manufacturers drives the wireless and satellite communications markets. The Company has developed, and plans to continue to expand, customer relationships with many of these manufacturers, including Ericsson, Lucent, Motorola, Nokia and Nortel Networks for wireless communications and Hughes, Lockheed Martin, Loral Space & Communications and TRW for satellite communications. The Company intends to further strengthen its customer relationships by offering complete outsourcing solutions, from research and development through product design and production, thereby increasing the customers' reliance on the Company.

      Enhance Technology Leadership in Wireless Communications. The Company intends to use its technological leadership in the mobile wireless and satellite markets to extend its competitive advantage. Anaren plans to pursue further technological advances through continued investment in research and development. The Company will seek to advance its leadership in wireless technology by developing next generation products for the mobile and fixed broadband wireless markets. In addition, the Company will build upon its relationships with key wireless OEMs in order to develop state-of-the-art wireless products.

      Expand Its Business through Strategic Acquisitions. The Company intends to make opportunistic acquisitions of companies, product lines and technologies that complement its business. By expanding its product offerings, the Company expects to better serve the needs of its OEM customers. The Company intends to use its existing customer relationships and distribution channels to sell these additional products.

Technology

      Traditional stripline technology consists of circuit runs etched on dielectric sheets, or thin teflon layers, which are then sandwiched in a precision machined aluminum case. The case provides grounding on the top and bottom, and also provides a structure on the edge for mounting connectors. Integration is achieved through connecting multiple stripline components via numerous cables.

      Multi-Layer Stripline technology is a technique of processing stripline circuits, in which multiple layers of etched stripline circuits are laminated together in a manner that is similar to printed circuit board ("PCB") manufacturing, but with superior microwave characteristics. Similar to traditional PCB manufacturing, holes are used to interconnect layers. The Company's proprietary techniques enable it to implement multi-layer connections that perform optimally at microwave frequencies. Unlike traditional PCB manufacturing, simply connecting the appropriate points on the multi-layer board does not ensure adequate performance. In order to achieve optimal microwave performance on a consistent basis, material and process variations must be tightly controlled and the circuit design must take into consideration variations in the manufacturing process. The Company's microwave design engineering staff has developed proprietary modeling techniques and component design libraries that allow for consistent and efficient design and production of complex microwave products.

      Anaren's microwave antenna beamforming technology, coupled with the Multi-Layer Stripline manufacturing process, produces light weight, cost-effective beamforming assemblies for communication satellites. These beamforming assemblies provide multibeam coverage where the size and direction of beams is fixed. Additionally, the Company is utilizing its Multi-Layer Stripline technology and microwave design experience to develop cost-effective solutions for wireless high data rate transmission applications, such as Internet access and multimedia communications. In conjunction with Raytheon Company, the Company developed a next generation Multi-Layer Stripline technology to address applications at extremely high frequencies. In addition, the Company has developed high density microwave switch matrices by incorporating active microwave switches into the passive Multi-Layer Stripline technology. The Company recently completed a production subsystem for a communications satellite program. These switch matrices are a key element in providing the flexibility that system designers desire.

Products

Wireless Communications

      The Company provides microwave components, assemblies and subsystems to leading wireless infrastructure equipment manufacturers. The Company believes that its products are used in most wireless base stations. Traditionally, all of the signal distribution, or combining and splitting, within a base station has been accomplished with discrete signal distribution components and coaxial cables. Through the use of its Multi-Layer Stripline technology, the Company provides microwave components, assemblies and subsystems that eliminate the need for discrete components and interconnecting cables. These integrated assemblies, which range from simple splitting and combining networks to complete microwave backplanes, distribute microwave signals throughout the base stations, from reception at the antenna, to multiple radios, to multiple amplifiers, and back to the antenna for transmission.

      The Company has developed its product offerings to enable customers to reduce the size and cost, while enhancing the performance, of their equipment. The Company continually invests capital and resources to enhance existing products as well as develop new products to address the latest market demands. The Company has developed and continues to market a full line of standard products, as well as custom products, to wireless OEMs. A brief description of the Company's major product categories is as follows:

      Xinger(R) Surface Mount Components. The Company's Xinger(R) line of products are off-the-shelf surface mount microwave components which provide passive microwave signal distribution functions. They were originally developed to provide a low-cost signal distribution component, which could be placed on standard PCBs with automated production equipment. The primary application of these products is in radio frequency, or RF, power amplifiers, but they are also found in low-noise amplifiers and radios. The Company believes it is currently the market leader in this product area, supplying industry leading OEMs such as Ericsson, Lucent, Motorola and Nokia, as well as leading power amplifier manufacturers such as Powerwave Technologies and Spectrian. The Company is investing to expand this product line, as well as expand its addressable market. In addition, the Company has one patent, and has filed two other patent applications, to protect both the construction and product design.

      AdrenaLine Power Splitting and Combining Networks. The Company developed the AdrenaLine product line to provide a low-cost, high-performance network to combine individual power modules. These products enable the Company's customers to produce smaller, lower cost, more efficient power amplifiers. The Company has teamed with Motorola's Semiconductor Product Sector in developing and marketing AdrenaLine as an effective means of integrating power transistors. AdrenaLine supports all major wireless standards and frequencies, including the unique power demands of the new 3G standard.

      Custom Splitting and Combining Products. In addition to its standard products, the Company offers a wide range of custom splitting solutions. These custom solutions are typically used to distribute signals to and from radio transceivers and power amplifiers. The Company's custom products offer consistent performance and can be designed in unique configurations, allowing base station designers an opportunity to greatly reduce space, complexity and cost while enhancing performance.

      Custom RF Backplane Assemblies. The Company's RF backplanes provide efficient connections of microwave signals between subsystems in wireless base stations. RF backplanes are similar to the motherboard in a personal computer, which efficiently connects signals between multiple subsystems. These assemblies range from RF-only to fully integrated RF, direct current power, and signal routing solutions. They are typically used in conjunction with radio transceivers and RF power amplifiers.

      Hybrid Matrix Assemblies. The Company's hybrid matrix assemblies allow customers to effectively reduce the number of amplifiers in their base stations. Base station amplifier systems are designed to handle peak usage, when maximum calls are made over a network. Due to the sector coverage of typical base stations, some amplifiers are heavily used while others are not. The Company's matrices allow the spreading of high usage volume over all base station amplifiers, permitting a reduction in the total number of amplifiers needed.

Space and Defense

      The Company is a leading supplier of passive beamforming networks for use in multi-beam antennas critical to the success of communications satellites. The Company's Multi-Layer Stripline technology enables the Company to provide customers with highly complex beamforming networks that maintain high performance, while reducing size and weight. Each of these products is specifically designed for a particular satellite program, and each design determines the number, size and quality of beams that are produced from the satellite's antenna. Multi-Layer Stripline technology can be used at extremely high microwave frequencies, making it well positioned to support the customers' requirements for the next generation of satellite programs.

      The Company is also a leading supplier of electronic subsystems and passive feed networks to the defense electronics market. The electronic subsystems sold by the Company utilize several technologies including Multi-Layer Stripline, application specific integrated circuits and signal processing technologies.

      A brief description of the Company's major product categories is as follows:

      Passive Beamformers. These passive beamformers determine the number, size and quality of beams that are produced from an antenna array. These products are essential to allowing satellite communications providers the most efficient use of their allocated spectrum.

      Switch Matrices. Switch matrices route RF signals from a single location to one or multiple end user locations. These products allow satellite operators to allocate satellite capacity as required, thereby increasing utilization and revenue generation.

      Radar Feed Networks. Radar feeds are power dividers that distribute RF energy to the antenna elements of the radar. The power dividers are arranged to provide two or three inputs and several thousand outputs.

      Defense Radar Countermeasure Subsystems. Defense radar countermeasure subsystems digitally measure, locate and counter enemy radar systems.

Customers

      During the fiscal year ended June 30, 2000, approximately 64% of the Company's sales were to customers in the wireless markets and 36% of its sales were to customers in the space and defense markets. The Company had two customers who each accounted for more than 10% of net sales. Approximately 17% of net sales were to Motorola through the Company's wireless group and approximately 12% of net sales were to Lockheed Martin through the Company's space and defense group.

      Wireless Communications. The Company sells its standard line of Xinger(R) components to leading OEMs and a broad range of other wireless equipment manufacturers. In addition, the Company sells its custom wireless products to major wireless infrastructure OEMs. In general, customers have purchased the Company's products directly from the Company or through distributors, sales representatives or contract manufacturers. The following is a list of the Company's customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2000:

      -     Avnet

      -     BFI Optilas
      -     Ericsson
      -     Lucent Technologies
      -     Motorola
      -     Nortel Networks
      -     Powerwave Technologies
      -     Spectrian

      Space and Defense. The Company currently sells satellite communications subsystems to many of the world's leading satellite manufacturers. Subsystems produced by the Company are found on communications satellites. The Company is actively involved in developing products for major satellite programs. The Company also sells defense electronics products to prime contractors serving the United States and foreign governments. The following is a list of the customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2000:

      -     Hughes
      -     ITT Aerospace/Communications
      -     Lockheed Martin
      -     Loral Space & Communications
      -     Northrop Grumman

Sales and Marketing

      The Company markets its products worldwide to OEMs in wireless and satellite markets and prime contractors in defense markets primarily through a sales force of 16 people as of June 30, 2000. The sales force is generally organized by geographic territory and market segment. In addition, as of June 30, 2000, the Company had contracts with one major distributor, Avnet, and with 17 manufacturers' representatives in the United States and 14 international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications, attends major industry shows and maintains a website on the Internet. Recently, the Company has invested significantly in its Internet website which contains an electronic version of its entire catalog. In addition, the website enables users to download important device parameter files. These files contain the performance information for the catalog parts in a format which is compatible with commonly used computer aided design/computer aided modeling, or CAD/CAM equipment. The Company also provides mechanical drawings and applications notes for proper use of the parts. This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.

      After identifying key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and its manufacturers' representatives. To promote widespread acceptance of the Company's products and provide customers with support for their wireless communications needs, the sales and engineering teams work closely with the customers to develop solutions tailored for their wireless requirements. The Company believes that its customer engineering support team, comprised with 91 design and engineering professionals as of June 30, 2000, is a key competitive advantage.

      The Company uses distributors for its standard products, most notably the Xinger(R) line of surface mount components. In the United States, Canada, Asia and most of Europe, the Company has exclusive agreements with Avnet, which operates under the name of BFI Optilas in Europe. The Scandinavian countries are handled by Setron, a subsidiary of Elektronikgruppen. Distribution has become an important part of the sales efforts by providing the Company with a larger sales force to promote its catalog offerings. The Company is also seeing a trend on the part of its customers to consolidate their material handling activities, including purchasing, warehousing, and fulfillment. The result is that many OEMs are outsourcing all or part of these activities to large distribution firms like Avnet.

Backlog

      The Company's backlog of orders for the wireless group was $11.4 million and $3.5 million as of June 30, 2000 and 1999, respectively. Backlog for the wireless group primarily represents firm orders for surface mount products and signed purchase orders for custom components due to ship within the next four to six weeks. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Typically, large OEMs including Ericsson, Lucent, Motorola, Nokia and Nortel, who use the Company's surface mount and custom products, negotiate set prices for estimated annual volumes. The Company receives weekly orders one week prior to shipment. The Company does not recognize backlog until it has received a firm order.

      As part of the Company's close working relationships with major wireless communications customers, the customers expect the Company to respond quickly to changes in the volume and delivery schedule of their orders and, if necessary, to inventory products at the facilities of the Company for just-in-time delivery. Therefore, although contracts with these customers typically specify aggregate dollar volumes of products to be purchased over an extended time period, these contracts also provide for delivery flexibility, on short notice. In addition, these customers may cancel or defer orders without significant penalty.

      Backlog of orders for the space and defense group was $38.2 million and $21.1 million as of June 30, 2000 and 1999, respectively. During fiscal year 2001, the Company expects to ship between $23 million and $24 million of its backlog existing at June 30, 2000. All of the orders included in the space and defense group backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

Research and Development

      The Company's research and development efforts are focused on the design, development and engineering of both products and manufacturing processes. The Company intends to focus its future research and development efforts on next generation products and technologies. The current development efforts of the Company include:

      - advanced Multi-Layer Stripline manufacturing processes for use in low-cost, light weight satellite and wireless applications;

      -     products for use in mobile and fixed wireless applications;

      - advanced manufacturing technology to produce microwave stripline structures for broadband millimeter wave, or extremely high frequency, communications satellite applications;

      - advanced low temperature co-fired ceramic for use in low-cost, light weight satellite and wireless applications; and

      -     broadband wireless technologies for high-speed Internet access.

      These activities include customer-funded design and development, as well as efforts funded directly by the Company. Research and development expenses funded by the Company were $3.8 million in fiscal 2000, $2.8 million in fiscal 1999 and $1.4 million in fiscal 1998. Research and development costs are charged to expense as incurred.

      In addition, the Company's net sales included approximately $5.1 million for fiscal year 2000, approximately $1.4 million for fiscal 1999 and approximately $1.9 million in fiscal 1998 attributable to payments by customers for the design and development of products within the space and defense group to meet their specific requirements. In any given year, the amount of customer funding for design and development can vary widely depending upon the status of particular contracts. The Company is typically not restricted in the use of technologies developed through customer funding for other applications.

Manufacturing

      The Company continues to invest in the advancement of its proprietary Multi-Layer Stripline manufacturing processes and in the automation of the manufacturing processes of products for the wireless group. Automation is critical in meeting the customers' demands for lower prices, high quality and on-time delivery. The Company is also investing to enhance its responsiveness to increased production demands from the Company's wireless customers, as well as the need to accommodate unpredictable surges in production rates that are common in this market.

      In July 1999, the Company began a major renovation and upgrade to its manufacturing facility, located at the headquarters in East Syracuse, New York, to increase current capacity and improve response time to its customers. Toward this end, the Company has continued to invest in automated design and manufacturing equipment to reduce production times. The Company also reorganized its manufacturing and engineering facility in East Syracuse to allocate more space and provide for a better workflow for the wireless group. Additionally, the Company has created specialized work areas and manufacturing cells required by its space and defense group to meet the demanding specifications of the Company's space customers. These renovations are expected to provide the Company with the necessary manufacturing capability and capacity to meet anticipated customer delivery demands over the next 18 to 24 months. The Company's East Syracuse facility became ISO 9001 certified on July 19, 1999.

      The Company manufactures its products from standard components, as well as from items which are manufactured by vendors to its specifications. A majority of the Company's commercial and defense electronics assemblies and subsystem products contain proprietary Multi-Layer Stripline technology which is designed and tested by engineers and technicians employed by the Company and is manufactured primarily at the Company's East Syracuse facility.

      The raw materials utilized in the various product areas are generally accessible and common to both of the Company's business segments. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. During fiscal year 2000, the Company purchased approximately 12% and 11% of its total raw materials from two vendors, but the Company believes that alternate sources of supply are generally available for these and all other raw materials.

Competition

      The microwave component and subsystems industry is highly competitive. The Company competes against many companies, both foreign and domestic, many of which are larger and have greater financial and other resources. Direct competitors of the Company in the wireless market include KDI, M/A-com, a division of Tyco International, Merrimac Industries and Mini-Circuits. As a direct supplier to OEMs, the Company also faces significant competition from the in-house capabilities of its customers. Recently, however, in the wireless market many of the OEMs are outsourcing more design and production work, thereby freeing up their internal resources for other use. Thus, internal customer competition exists predominantly in the Company's satellite business.

      The principal competitive factors in both the foreign and domestic markets are technical performance, reliability, ability to produce in volume, on-time delivery and price. Based on these factors, the Company believes that it competes favorably in its markets. The Company feels that it is particularly strong in the areas of technical performance and on-time delivery in the wireless marketplace.

Government Regulation

      The Company's products are incorporated into wireless communications systems that are subject to regulation domestically by the Federal Communications Commission and internationally by other government agencies. In addition, because of its participation in the defense industry, the Company is subject to audit from time to time for compliance with government regulations by various governmental agencies. The Company is also subject to a variety of local, state and federal government regulations relating to environmental laws, as they relate to toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it operates its business in material compliance with applicable laws and regulations. However, any failure to comply with existing or future laws or regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property

      The Company's success depends to a significant degree upon the preservation and protection of its product and manufacturing process designs and other proprietary technology. To protect its proprietary technology, the Company generally limits access to its technology, treats portions of such technology as trade secrets, and obtains confidentiality or non-disclosure agreements from persons with access to the technology. The Company's agreements with its employees prohibit them from disclosing any confidential information, technology developments and business practices, and from disclosing any confidential information entrusted to the Company by other parties. Consultants engaged by the Company who have access to confidential information generally sign an agreement requiring them to keep confidential and not disclose any non-public confidential information. The Company also relies on protections available under trade secret, copyright and trademark law. The Company has recently filed four United States patent applications regarding new wireless products. The Company plans to pursue intellectual property protection in foreign countries, primarily in the form of international patents, in instances where the technology covered is considered important enough to justify the added expense.

Employees

      As of June 30, 2000, the Company employed 406 full-time people. Of these employees, 91 were members of the engineering staff, 263 were in manufacturing, 21 were in sales and marketing positions, and 31 were in management and support functions. None of these employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be excellent.

Item 2. Properties

      The principal facility of the Company is a 105,000 square foot building, which the Company owns, located on a 30 acre parcel in East Syracuse, New York. The building currently houses a substantial portion of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering activities.

      The Company leases a 20,000 square foot building in Frimley, England. Annual rental cost of this facility is approximately $430,000 and the Company is currently subletting the building. During the fiscal year ended June 30, 2000, payments to the Company under this sublease were at more than 90% of the full lease value. The existing lease term on this building runs to 2014. There is no assurance that the Company will be able to continuously sublet the building during the remaining lease term so as to offset its rental cost in whole or in part.

      The Company also leases a 15,700 square foot facility in Bohemia, New York, which houses the production, engineering and administrative functions of RF Power, pursuant to a lease that expires in June, 2003. Annual rent for this facility is approximately $127,000 until July 1, 2001 and approximately $132,000 thereafter. The Company is currently undertaking renovations at this facility to accommodate a newly purchased, automated assembly line.

      In connection with its acquisition of the business of Ocean Microwave, the Company agreed to reimburse Ocean Microwave for rental expenses attributable to the 15,200 square foot building in Neptune, New Jersey leased by Ocean Microwave. The Company has been informed by Ocean Microwave that the underlying lease, which expired on May 31, 2000, has been continued on a month-to-month basis pursuant to a written addendum agreement. The production, engineering and administrative operations of APPI are located in this building. Annual rent for this facility is approximately $454,000. The Company anticipates that the operations of APPI will be relocated to a larger manufacturing location in New Jersey during the fourth quarter of calendar 2000.

      Management considers the foregoing facilities adequate for the current and anticipated short-term future requirements of the Company and expects that suitable additional space will be available to the Company, as needed, at reasonable commercial terms.

Item 3. Legal Proceedings

      There are no material pending legal proceedings against the Company or any of its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended June 30, 2000, there were no matters submitted to a vote of security holders.

Item 4A.  Executive Officers of the Registrant

      Executive officers of the Company, their respective ages as of June 30, 2000, and their positions held with the Company are as follows:

Name                       Age                 Position
----                       ---                 --------

Lawrence A. Sala ........  37    President, Chief Executive Officer and Director
Carl W. Gerst, Jr .......  63    Chief Technical Officer, Treasurer, Vice
                                   Chairman and Director
Gert R. Thygesen ........  45    Vice President, Operations
Joseph E. Porcello ......  48    Vice President, Finance
Stanley S. Slingerland ..  52    Vice President, Human Resources
Mark P. Burdick .........  42    Vice President and General Manager, Wireless
Timothy P. Ross .........  41    Vice President and General Manager, Space and
                                   Defense Group Group
Thomas J. Passaro, Jr....  39    Vice President and President of RF Power

      Lawrence A. Sala joined the Company in 1984. He has been President since May 1995 and has served as Chief Executive Officer since September 1997. Mr. Sala became a member of the Board of Directors of the Company in 1995. He holds a bachelor's degree in computer engineering, a master's degree in electrical engineering and a master's degree in business administration, all from Syracuse University.

      Carl W. Gerst, Jr. has been a member of the Board of Directors of the Company since 1968. Mr. Gerst has served as Chief Technical Officer and Vice Chairman of the Board since May 1995 and as Treasurer since May 1992. Mr. Gerst previously served as Executive Vice President of the Company from its founding until May 1995. He holds a bachelor's degree from Youngstown University and a master's degree in business administration from Syracuse University.

      Gert R. Thygesen joined the Company in 1981 and has served as Vice President, Operations since April 1995. He previously served as Operations Manager of the Company from 1992 until 1995 and as Program Manager, Digital RF Memories & Advanced Systems, from 1988 to 1992. Mr. Thygesen holds a bachelor of science degree and a master's degree in electrical engineering from Aalborg University Center, Denmark.

      Joseph E. Porcello joined the Company in 1977 and has served as Vice President, Finance, since May 1995. He previously served as the Company's Controller from 1981 to 1999. Mr. Porcello holds a bachelor's degree from the State University of New York at Buffalo and is a certified public accountant.

      Stanley S. Slingerland joined the Company in 1980 and has served as Vice President, Human Resources since November 1996. He previously served as Human Resource Manager of the Company until 1996. Mr. Slingerland holds a bachelor's degree from Hope College.

      Mark P. Burdick has been with the Company since 1978 and has served as Vice President and General Manager, Wireless Group since November 1999. He served as Business Unit Manager -- Commercial Products of the Company from 1994 to 1999 and as Group Manager for Defense Radar Countermeasure Subsystems from 1991 to 1994. Mr. Burdick holds a bachelor of science in electrical engineering from the Rochester Institute of Technology.

      Thomas J. Passaro, Jr., joined the Company in February 2000 in connection with the acquisition of RF Power. He serves as a Vice President of the Company and as President of RF Power. Mr. Passaro, a co-founder of RF Power, served as its President from June 1998 to February 2000 and as its Vice President from 1988 to June 1998.

      Timothy P. Ross has been with the Company since 1982 and has served as Vice President and General Manager, Space and Defense Group, of the Company since November 1999. He served as Business Unit Manager -- Satellite Communications of the Company from 1995 to 1999 and as a Program Manager from 1988 to 1995. Mr. Ross holds an associate's degree in engineering science and a bachelor of science in electrical engineering from Clarkson University.

      Each executive officer is elected annually by the Board of Directors of the Company and serves at the pleasure of the Board.

                                     PART II

Item 5. Market For the Company's Common Stock and Related Stockholder Matters

      The common stock of the Company is quoted on The Nasdaq National Market under the symbol "ANEN." The following table sets forth the range of quarterly high and low sales prices reported on The Nasdaq National Market for the Company's common stock for the quarters indicated. Quotations represent prices between dealers and do not include retail mark-ups, mark- downs or commissions. Prices set forth below have been adjusted to reflect a three-for-two stock split effectuated in the form of a stock dividend paid on June 12, 2000.

                        Fiscal 2000                                                 Fiscal 1999
                        -----------                                                 -----------
                          Quarter                                                     Quarter
                          -------                                                     -------
              1st        2nd         3rd         4th               1st          2nd         3rd        4th
High          21.417     37.167      77.833      139.000           10.333       14.333      18.667     17.583

                        Fiscal 2000                                                 Fiscal 1999
                        -----------                                                 -----------
                          Quarter                                                     Quarter
                          -------                                                     -------
              1st        2nd         3rd         4th               1st          2nd         3rd        4th
Low           13.667     17.667      29.000       52.250            6.583        7.333      13.667     11.500

      The Company had approximately 412 holders of record of its common stock at September 17, 2000.

      The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support the development of its business and does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs. Although there are no direct restrictions on payments of cash dividends under the Company's bank credit facility, the Company is required to maintain certain level of tangible net worth. This requirement may restrict the ability of the Company to pay cash dividends in the future.

Item 6. Selected Consolidated Financial Data

      The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 2000, and with respect to the balance sheets at June 30, 1999 and 2000, are derived from the consolidated financial statements that have been audited by KPMG LLP, independent auditors, which are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such consolidated financial statements. The statement of operations data for the years ended June 30, 1996 and June 30, 1997, and the balance sheet data at June 30, 1996, June 30, 1997 and June 30, 1998, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                                Years Ended
                                                        June 30,     June 30,     June 30,     June 30,    June 30,
                                                          2000         1999         1998         1997        1996

                                                                 (In thousands, except per share data)
Statement of Operations Data:
Net sales                                               $ 60,172     $ 45,739     $ 37,449     $ 24,227    $ 17,082
Cost of sales                                             35,074       27,711       23,571       16,243      11,147
                                                        --------     --------     --------     --------    --------

Gross profit                                              25,098       18,028       13,878        7,984       5,935
                                                        --------     --------     --------     --------    --------
Operating Expenses:
         Marketing                                         5,434        4,177        3,998        3,170       2,970
         Research and development                          3,816        2,835        1,380          540       1,185
         General and administrative                        4,394        3,220        2,873        2,239       2,075
         Restructuring                                        --           --           --           --         810
                                                        --------     --------     --------     --------    --------

                                                                                Years Ended
                                                        June 30,     June 30,     June 30,     June 30,    June 30,
                                                          2000         1999         1998         1997        1996

                                                                 (In thousands, except per share data)
         Total Operating Expenses                         13,644       10,232        8,251        5,949       7,040
                                                        --------     --------     --------     --------    --------
Operating income (loss)                                   11,454        7,796        5,627        2,035      (1,105)
                                                        --------     --------     --------     --------    --------
Other income (expenses):

            Interest expenses                                (66)         (38)         (82)         (94)       (123)
            Other, primarily interest income               3,316        1,396          922          114         148
                                                        --------     --------     --------     --------    --------
            Total other income                             3,250        1,358          840           20          25
                                                        --------     --------     --------     --------    --------
Income (loss) before income taxes                         14,704        9,154        6,467        2,055      (1,080)
Income taxes                                               5,063        2,204        2,330          ---         ---
                                                        --------     --------     --------     --------    --------
Net income (loss)                                       $  9,641     $  6,950     $  4,137     $  2,055    $ (1,080)
                                                        ========     ========     ========     ========    ========

Net income (loss) per common and common
equivalent share:
         Basic                                          $   1.07     $    .84     $    .55     $    .33    $   (.18)
                                                        ========     ========     ========     ========    ========
         Diluted                                        $   1.00     $    .80     $    .53     $    .31    $   (.18)
                                                        ========     ========     ========     ========    ========

Shares used in computing net income (loss) per common and common equivalent share:

         Basic                                             8,989        8,283        7,476        6,159       6,086
         Diluted                                           9,650        8,655        7,856        6,498       6,086


Balance Sheet Data:                                                          (In thousands)

Cash and cash equivalents                               $  6,179     $ 13,482     $ 11,249     $  3,807    $  1,740
Working capital                                          106,271       39,053       38,965       15,042      12,914
Total assets                                             189,696       58,467       50,903       25,973      21,793
Long-term debt, less current installments                     --           --           --          453         680
Stockholders' equity                                     179,572       51,845       45,506       20,327      18,195

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. The following discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties. The Company's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Annual Report on Form 10-K.

Overview

      The Company designs, develops, and markets integrated microwave components, assemblies, and subsystems for the wireless communications, satellite communications, and defense electronics markets. The Company uses its proprietary Multi-Layer Stripline technology to generate compact, lightweight, and cost-effective products for use in these markets. The Company offers its integrated assemblies and high-end subsystems to leading wireless communications equipment manufacturers such as Ericsson, Motorola, Lucent Technologies, and Nortel Networks and to satellite communications companies such as Hughes, Lockheed Martin, and Loral Space and Communications Company.

      The Company operates predominantly in the wireless communications, satellite communications, and defense electronics markets. The two reporting segments of the Company are the wireless group and the space and defense group. These groups have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products, and delivery channel, and are consistent with the way the Company organizes and evaluates financial information internally for making operating decisions and assessing performance.

      Before the third quarter of fiscal 1999, the Company's satellite communications and defense electronics business groups operated as separate reporting segments. During the third quarter of fiscal 1999, these two groups were combined to more efficiently utilize the engineering, manufacturing, and marketing resources allocated to the separate groups. Increased commonality in the types of products and manufacturing processes required by the groups, coupled with a significant increase in new orders and development activity in the satellite area, was the basis for the change. The new combined group, the space and defense group, will continue to focus on both the satellite communications and defense electronics markets.

      The Company recognizes sales at the time products are shipped to its customers or, in the case of customer-funded engineering sales, upon achievement of design milestones. Revenues and estimated profits on fixed-price contracts are recognized under the percentage of completion method of accounting on the units-of-delivery basis. Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are determined.

      In April, the Company successfully completed a follow-on offering in which 2,344,500 new shares of the Company's common stock (adjusted to reflect a three-for-two stock split effectuated in the form of a stock dividend paid on June 12, 2000) were sold by the Company, including the over-allotment option exercised by the underwriters. The offering price was $50.67 per share (on a post-split basis), resulting in approximately $112.2 million in net proceeds for the Company, of which approximately $95 million was received in March 2000 and approximately $17 million in April 2000. The Company plans to use these net proceeds for general corporate purposes and may also use a portion of the net proceeds to acquire additional complementary products, technologies, or businesses.

      On February 29, 2000, the Company acquired all of the outstanding capital stock of RF Power. RF Power, based in Bohemia, New York, had approximately 90 employees as of February 29, 2000, and is primarily engaged in the manufacture of electronic products, including power resistors, attenuators, and couplers. The purchase price for RF Power was $7,749,294 in cash, including direct acquisition costs, and 35,276 shares (on a post-split basis) of the Company's common stock with an aggregate value of $1,744,667. The Company accounted for this acquisition using the purchase method of accounting for business combinations.

      On July 31, 2000, the Company acquired substantially all the net assets of Ocean Microwave. Ocean Microwave is based in Neptune, New Jersey, and is primarily engaged in the design and manufacture of isolator and circulator components. The acquired business of Ocean Microwave will be conducted from the Company's newly formed subsidiary, APPI. The purchase price, subject to adjustment, consisted of cash of $18.4 million. The acquisition will be accounted for under the purchase method of accounting for business combinations.

Results of Operations

      The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                       Years Ended June 30,
                                                       --------------------
                                                   2000        1999        1998
                                                   ----        ----        ----

Net sales ..................................      100.0%      100.0%      100.0%
Cost of Sales ..............................       58.3        60.6        62.9
                                                  -----       -----       -----
Gross profit ...............................       41.7        39.4        37.1
                                                  -----       -----       -----
Operating expenses:
     Marketing .............................        9.0         9.1        10.7
     Research and development ..............        6.3         6.2         3.7
     General and administrative ............        7.3         7.1         7.7
                                                  -----       -----       -----
     Total operating expenses ..............       22.6        22.4        22.1
                                                  -----       -----       -----
 Operating income ..........................       19.1        17.0        15.0
                                                  -----       -----       -----
Other income (expense):
     Interest expense ......................       (0.1)       (0.1)       (0.2)
     Other, primarily interest income ......        5.5         3.1         2.4
                                                  -----       -----       -----

                                                       Years Ended June 30,
                                                       --------------------
                                                   2000        1999        1998
                                                   ----        ----        ----

     Total other income ....................        5.4         3.0         2.2
                                                  -----       -----       -----
Income before income taxes .................       24.5        20.0        17.2
Income taxes ...............................        8.5         4.8         6.2
                                                  -----       -----       -----
Net income .................................       16.0%       15.2%       11.0%
                                                  =====       =====       =====

      The following table sets forth the Company's net sales by business group for the periods indicated:

                                                   Years Ended June 30,
                                                   --------------------
                                          2000             1999             1998
                                          ----             ----             ----
                                                     (In thousands)

Wireless                                 $38,807         $21,450         $16,580

Space & Defense                           21,365          24,289          20,869
                                         -------         -------         -------
Total Net Sales                          $60,172         $45,739         $37,449
                                         =======         =======         =======

Fiscal 2000 Compared to Fiscal 1999

      Net Sales. Net sales increased 32% to $60.2 million for fiscal 2000. The increase was led by an 81% rise in wireless sales, which more than offset a 12% decline in sales of space and defense products.

      The increase in sales of wireless products, which consist of catalog surface mount and custom integrated assemblies used in building wireless base station equipment, continues to reflect both the ongoing strong demand by the major base station OEMs, as well as the Company's success in achieving higher dollar content per base station for its latest microwave backplane products. Both shipments of custom backplanes to OEMs and shipments of Xinger(R) surface mount products to amplifier manufacturers rose significantly in fiscal 2000 in response to this demand. The increase in wireless sales also reflects the inclusion of four months' sales of RF Power.

      Sales of space and defense products consist of custom multilayer components and assemblies for communications satellites and defense radar countermeasure subsystems for the military. Sales in the Space and Defense Group fell $2.9 million, or 12%, for the year ended June 30, 2000, compared to the prior fiscal year. This decline resulted from both delays in satellite contract awards in the prior fiscal year and the completion of the Airborne Self Protection Jammer ("ASPJ") program contract in the second quarter of fiscal 2000, both of which were events the Company anticipated. Sales in this business area are expected to rebound in the second half of fiscal 2001.

      Gross Profit. Gross profit for fiscal 2000 was $25.1 million (41.7% of net sales), up $7.1 million from $18.0 million (39.4% of net sales) for fiscal 1999. This improvement resulted from the increase in sales volume in the wireless group, which resulted in significant economies of scale in the manufacturing operation. These economies were further enhanced by investment in new automated equipment within the wireless group, which helped to further increase production yields and manufacturing efficiency. Gross profit was also improved by an increase in higher margin engineering design sales in the space and defense group. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, and test costs.

      Marketing. Marketing expenses consist mainly of employee-related expenses, commissions paid to sales representatives, trade-show expenses, advertising expenses, and related travel expenses. Marketing expenses increased 30.0% to $5.4 million (9.0% of net sales) for fiscal 2000 from $4.2 million (9.1% of net sales) for fiscal 1999. This increase was a result of the continuing expansion of the marketing and sales organization to support increased order volume and the inclusion of four months' marketing expense by the Company's new acquisition, RF Power. Marketing expenses were further increased in the fourth quarter of fiscal 2000 as advertising expenses rose due to a special program to inform customers of the Company's new acquisition and products.

      Research and Development. Research and development expenses consist of materials and salaries and related overhead costs of employees engaged in ongoing research, design, and development activities associated with new products and technology. The research and development expenses increased 35% to $3.8 million (6.3% of net sales) in fiscal 2000 from $2.8 million (6.2% of net sales) for fiscal 1999. Research and development expenditures are expanding to support further development of wireless infrastructure products and satellite communications opportunities. The acquisition of RF Power did not have a material impact on the Company's research and development expenses in fiscal 2000.

      General and Administrative. General and administrative expenses increased 36% to $4.4 million (7.3% of net sales) for fiscal 2000 from $3.2 million (7.0% of net sales) for fiscal 1999. General and administrative expenses have increased primarily due to the hiring of additional personnel, a rise in professional fees due to growth of the Company, amortization of goodwill, and the inclusion of four months' general and administrative expense for RF Power.

      Interest Expense. Interest expense represents commitment fees and interest on other liabilities. Interest expense for fiscal 2000 was $66,000 (0.1% of net sales) compared to $39,000 (0.1% of net sales) for fiscal 1999. The increase in interest expense was predominantly caused by the addition of interest expense on obligations of RF Power.

      Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 138% to $3.3 million (5.5% of net sales) for fiscal 2000 from $1.4 million (3.1% of net sales) for fiscal 1999. This rise was primarily due to a significant increase in invested cash balances in fiscal 2000 compared to the prior year resulting from the $112.2 million net proceeds raised through the follow-on stock offering in April 2000.

      Income Taxes. Income tax expense for fiscal 2000 was $5.1 million (8.4% of net sales) representing an effective tax rate of 34.4%. This compares to $2.2 million (4.8% of net sales) in fiscal 1999, representing an effective tax rate of 24.1%, compared to a normal effective tax rate of 37% to 38%. The lower effective tax rate in fiscal 1999 resulted from a one-time tax benefit recorded for the write-off of the investment in the Company's dissolved European subsidiary. The lower effective tax rate in fiscal 2000 resulted in part from a significant increase in tax-exempt income on investments made by the Company.

Fiscal 1999 Compared to Fiscal 1998

      Net Sales. Net sales increased 22% to $45.7 million for fiscal 1999 from $37.4 million for fiscal 1998. This increase resulted primarily from a 29% increase in shipments of wireless products and a 16% increase in sales of space and defense products. The increase in sales of wireless products reflected the increased worldwide demand by major OEM customers for both the Company's surface mount components and custom subsystems. Wireless sales were further augmented by the first shipments of custom-integrated backplane assemblies, which increased the Company's dollar content per base station due to the higher level of complexity and functionality of these assemblies.

      Shipments of space and defense products rose 16% in fiscal 1999 due principally to the Company being in full production for defense radar countermeasure subsystems for foreign and domestic sales for the ASPJ program for all of fiscal 1999. The ASPJ program was just entering initial factory production in the first half of fiscal 1998. Additionally, space and defense sales were bolstered by shipments on a number of small satellite component contracts for Hughes and the initial customer-funded engineering sales for a satellite subsystem being built for Lockheed Martin.

      Gross Profit. Gross profit was 39.4% of net sales for fiscal 1999 compared to 37.1% of net sales for fiscal 1998. The improvement in gross profit was due to improvements in yields for wireless products, as well as continuing economies of scale due to higher production volume in both business groups.

      Marketing. Marketing expenses increased 4% to $4.2 million (9.1% of net sales) for fiscal 1999 from $4.0 million (10.7% of net sales) for fiscal 1998. The increase was a result of higher advertising expenses related to increased sales volume and further development of the sales organization instituted in fiscal 1998 to support the Company's expanding wireless markets.

      Research and Development. Research and development expenses increased 105% to $2.8 million (6.2% of net sales) for fiscal 1999 from $1.4 million (3.7% of net sales) for fiscal 1998. Research and development expenses expanded to support the increased development demands of the wireless infrastructure and satellite communications markets.

      General and Administrative. General and administrative expenses increased 12% to $3.2 million (7.1% of net sales) for fiscal 1999 compared to $2.9 million (7.7% of net sales) for fiscal 1998. General and administrative expenses increased primarily due to higher professional fees resulting from corporate growth and increased compensation levels for existing personnel.

      Interest Expense. Interest expense decreased 54% to $38,000 (0.1% of net sales) for fiscal 1999 from $82,000 (0.2% of net sales) for fiscal 1998 due to the December 1997 payoff of the Company's outstanding loan balance.

      Other Income. Other income increased to $1.4 million (3.1% of net sales) for fiscal 1999 from $922,000 (2.4% of net sales) for fiscal 1998, due to a higher level of invested cash balances in fiscal 1999 resulting primarily from a large increase in operating cash flow.

      Income Taxes. Income tax expense for fiscal 1999 was $2.2 million (4.8% of net sales), representing an effective tax rate of 24.1% compared to an effective tax rate of 36.0% for fiscal 1998. The decline in the effective tax rate in fiscal 1999 was due to the recognition of a tax benefit of approximately $1.0 million during the fourth quarter fiscal 1999 in connection with the dissolution of the European subsidiary of the Company. The disposition of the net assets of the subsidiary and a corresponding restructuring charge were recognized for financial reporting purposes in 1996. In the fourth quarter of fiscal 1999, all of the criteria necessary to support a deduction for the tax investment were met and the tax benefit was recorded.

Liquidity and Capital Resources

      Net cash provided by operations for the years ended June 30, 2000 and 1999 were $6.8 million and $11.5 million, respectively. The positive cash flow from operations in both fiscal 2000 and 1999 was due primarily to the profit attained in both years. The relatively lower level of cash provided by operations in fiscal 2000, compared to fiscal 1999, resulted primarily from increases in accounts receivable and inventory levels in fiscal 2000 due to the higher shipment levels.

      Net cash used in investing activities consists of funds that were used to purchase short-term marketable securities and capital equipment and, in February 2000, for the acquisition of RF Power. Capital equipment purchases in fiscal 2000 and fiscal 1999 were $6.0 million and $2.1 million, respectively. The capital investments in fiscal 2000 consisted primarily of equipment and building renovations to expand the wireless production capacity. Additionally, the Company utilized $7.5 million in cash as partial consideration in acquiring RF Power.

      Cash provided by financing activities amounted to $113.3 million for the year ended June 30, 2000, and consisted primarily of $112.2 million in net proceeds resulting from the completion of a follow-on stock offering in April. The Company sold 2,344,500 shares (including 360,000 shares which were sold upon exercise of the underwriters' over-allotment option which closed in April 2000) at an offering price of $50.67 per share before fees and expenses. Cash used in financing activities for fiscal 1999 amounted to $950,000 and consisted of funds used to repurchase the Company's common stock, net of funds received for the exercise of stock options. During the fourth quarter of fiscal 1998, the Board of Directors authorized the repurchase of up to 750,000 shares of the Company's common stock at prevailing market prices. During fiscal 1999, the Company repurchased 192,000 shares and expended $1.5 million. The number of shares and the per share price set forth in this paragraph have been adjusted to give effect to a 3-for-2 stock split effectuated in the form of a stock dividend paid on June 12, 2000.

      The Company has a credit facility providing an unsecured $10 million working capital revolving line of credit bearing interest at prime and maturing December 31, 2003. The terms of the credit facility require maintenance of a minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the applicable loan agreement. The Company believes that it was in compliance with all restrictions and covenants at June 30, 2000. At June 30, 2000, $0 was outstanding under the credit facility. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations, and funds available under the credit facility.

Year 2000 Status

      The Company conducted a full review of its program and systems that could be affected by the "Year 2000 problem" ("Y2K"). The Company undertook projects to update and replace all known noncompliant internal information systems and processes to ensure that the Y2K situation would not have an adverse impact on the Company's internal operations.

      As of the date of this Annual Report on Form 10-K, the Company has not incurred any significant business interruptions as a result of the Y2K problem. However, while the Company has not become aware of any such occurrence, Y2K problems may surface throughout calendar year 2000. Therefore, there is no assurance that the Company will not be negatively impacted by the Y2K situation in the future. The Company will continue to monitor this situation and expeditiously address any issues that may arise.

      Based on its readiness efforts, the Company currently does not reasonably foresee any material year 2000 issues, and therefore the costs associated with potential year 2000 issues that may arise during calendar year 2000 are not expected to have a material adverse effect on either the financial condition or results of operations of the Company.

However, there is no guarantee that the Company will not incur significant business interruptions due to the Y2K situation, whether due to the Company's own Y2K problems or those of customers or suppliers of the Company.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
133), which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company has reviewed SFAS No. 133 and believes that, upon implementation in fiscal 2001, the standard will not have a significant effect on its financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, will require implementation by the Company in the fourth quarter of fiscal 2001. The Company has reviewed SAB 101 and believes that the Bulletin will not have a significant effect on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The following discusses the Company's possible exposure to market risk related to changes in interest rates, equity prices, and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties.

      As of June 30, 2000, the Company had cash, cash equivalents, and marketable debt securities of $140.0 million, of which approximately $133.8 million consisted of highly liquid investments in marketable debt securities. These investments at the date of purchase normally have maturities between one and 18 months and are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rate of 10% from June 30, 2000, rates would cause the market price of these securities to fluctuate by an insignificant amount. Due to the relatively short maturities of the securities and the Company's ability to hold these investments to maturity, an immediate increase in interest rates would not have a significant effect on the financial condition or results of operations of the Company. Over time, however, declines in interest rates will reduce the Company's interest income.

      The Company does not currently own any material equity investments. Therefore, the Company does not currently have any direct equity price risk. All of the Company's sales to foreign customers are denominated in United States dollars, and, accordingly, the Company is not currently exposed to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

      The financial statements and financial statement schedules called for by this Item are provided under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K," which information is incorporated herein by reference.

      The unaudited supplementary financial information required by this Item is contained in note 19 to the consolidated financial statements of the Company which have been submitted as a separate section of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

      Information required by this Item concerning directors of the Company is contained in the Company's proxy statement filed with respect to the 2000 Annual Meeting of Shareholders and is incorporated by reference herein. The information regarding executive officers of the Company required by this Item is included in
Item 4A hereof.

Item 11. Executive Compensation

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2000 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2000 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2000 Annual Meeting of Shareholders and is incorporated by reference herein.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K



(a)   1. and 2.   Financial Statements and Schedules:

                  Reference is made to the Index of Financial Statements hereinafter contained

      3.          Exhibits:

                  Reference is made to the list of Exhibits hereinafter contained

(b)   Current Reports on Form 8-K:

      No Current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended June 30, 2000.

(c)   Exhibits:

      Index to Exhibits

      Exhibit No.                       Description
      -----------                       -----------

      3.1   Certificate of Incorporation (1)

      3.2   Restated By-Laws, as amended on February 1, 2000 (2)

      4.1   Specimen Certificate of Common Stock (3)

      10.1 Employment Agreement, dated as of July 1, 1997, between the Company and Lawrence A. Sala (4)

      10.2 Consulting Agreement, dated as of March 1, 1997, between the Company and Dale F. Eck (5)

      10.3  Pension Plan and Trust (6)

      10.4  Anaren Microwave, Inc. Incentive Stock Option Plan, as amended (7)

      10.5 Anaren Microwave, Inc. 1989 Non-statutory Stock Option Plan, as amended (8)

      10.6 Employment Agreement, dated as of October 7, 1997, between the Company and Hugh A. Hair (9)


      10.7 Credit Facility Agreement, dated as of December 23, 1997, between the Company and Manufacturers and Traders Trust Company, together with the Revolving Credit Note dated December 23, 1997 executed by the Company in favor of Manufacturers and Traders Trust Company (10)

      10.8  Anaren Microwave, Inc. Incentive Stock Option Plan for Key Employees
            (11)

      10.9  Anaren Microwave, Inc. Stock Option Plan (12)

      10.10 Employment Agreement, dated as of February 29, 2000, between the Company and Thomas J. Passaro, Jr.

      21    Subsidiaries of the Company.

      23    Consent of KPMG LLP.

      27 Financial Data Schedule for the twelve month period ended June 30, 2000, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

----------

(1) (A) Restated Certificate of Incorporation of the Company, filed on August 11, 1967, is incorporated herein by reference to Exhibit 3(a) to Company's Registration Statement on Form S-1 (Registration No. 2-42704); (B) Amendment, filed on December 19, 1980, is incorporated herein by reference to Exhibit 4.1(ii) to the Company's Registration Statement of Form S-2 (Registration No. 2-86025); (C) Amendment, filed on March 18, 1985, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1987; (D) Amendment, filed on December 14, 1987, is incorporated herein by reference to Exhibit 4(a)(iv) to the Company's Registration Statement on Form S-8 (Registration No. 33-19618); (E) Amendment, filed on April 8, 1999, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1999; and (F) Amendment, filed on February 8, 2000, is incorporated herein reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.

(2) Incorporated herein reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.

(3) Incorporated herein reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.

(4) Incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1997.

(5) Incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1997.

(6) Incorporated herein by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 (Registration No. 33-19618).

(7) Incorporated herein by reference to Appendix A to the Company's definitive proxy statement for its 1998 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 25, 1998.

(8) Incorporated herein by reference to Appendix B to the Company's definitive proxy statement for its 1998 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 25, 1998.

(9) Incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-6620) for the three months ended September 30, 1997.

(10) Incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 1997.

(11) Incorporated herein by reference to Appendix A to the Company's definitive proxy statement for its 2000 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 18, 2000.

(12) Incorporated herein by reference to Appendix B to the Company's definitive proxy statement for its 2000 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 18, 2000.

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Anaren Microwave, Inc.

                                                     /s/ Lawrence A. Sala
                                                     --------------------------
                                                     Name: Lawrence A. Sala
                                                     Title: President and Chief
                                                              Executive Officer

Date: September 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                          Title                                       Date
         ---------                          -----                                       ----
/s/ Lawrence A. Sala                President, Chief Executive Officer          September 28, 2000
----------------------                and Director
Lawrence A. Sala                    (principal executive officer)

/s/ Joseph E. Porcello              Vice President of Finance                   September 28, 2000
----------------------                (principal financial and accounting
Joseph E. Porcello                    officer)

/s/ Hugh A. Hair                    Chairman of the Board                       September 28, 2000
----------------------
Hugh A. Hair

/s/ Carl W. Gerst, Jr.              Vice Chairman of the Board                  September 28, 2000
----------------------
Carl W. Gerst, Jr.

/s/ Herbert I. Corkin               Director                                    September 28, 2000
----------------------
Herbert I. Corkin

/s/ Dale F. Eck                     Director                                    September 28, 2000
----------------------
Dale F. Eck

/s/ Brian P. Kelly                  Director                                    September 28, 2000
----------------------
Brian P. Kelly

/s/ Matthew S. Robison              Director                                    September 28, 2000
----------------------
Matthew S. Robison

/s/ David Wilemon                   Director                                    September 28, 2000
----------------------
David Wilemon

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                           Page

Independent Auditors' Report                                                 1

Consolidated Balance Sheets as of June 30, 2000 and 1999                     2

Consolidated Statements of Operations for the years ended
    June 30, 2000, 1999 and 1998                                             3

Consolidated Statements of Stockholders' Equity for the years ended
    June 30, 2000, 1999 and 1998                                             4

Consolidated Statements of Cash Flows for the years ended
    June 30, 2000, 1999 and 1998                                             5

Notes to Consolidated Financial Statements                                   6

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren Microwave, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                       /s/ KPMG LLP

July 28, 2000
Syracuse, New York

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 2000 and 1999

                                    Assets                                        2000            1999
                                                                              ------------     ----------
Current assets:
  Cash and cash equivalents                                                   $  6,179,202     13,481,576
  Marketable debt securities (note 3)                                           79,926,644     15,005,129
  Receivables, less allowance for bad debts of $55,000 and
     $13,000 in 2000 and 1999, respectively                                     10,992,693      5,749,729
  Inventories (note 4)                                                          12,385,125      8,384,922
  Accrued interest receivable                                                    2,121,050        583,367
  Refundable income taxes                                                          690,729        461,846
  Prepaid expenses                                                                 658,792        224,358
  Deferred income taxes (note 15)                                                  301,220        116,688
  Other current assets                                                             506,621             --
                                                                              ------------     ----------

             Total current assets                                              113,762,076     44,007,615

Marketable debt securities (note 3)                                             53,874,918      4,976,275
Property, plant and equipment, net (note 5)                                     13,336,593      8,603,784
Goodwill, net of accumulated amortization of $173,796 (note 2)                   7,647,108             --
Deferred income taxes (note 15)                                                    571,862        304,060
Patent, net of accumulated amortization of $71,871 (note 1)                        503,094        574,965
                                                                              ------------     ----------

                                                                              $189,695,651     58,466,699
                                                                              ============     ==========

                   Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                               3,830,807      2,360,226
  Accrued expenses (note 6)                                                      2,244,241      1,773,762
  Income taxes payable                                                             623,431        472,190
  Customer advance payments                                                        601,957        348,454
  Other current liabilities (note 7)                                               190,814             --
                                                                              ------------     ----------

             Total current liabilities                                           7,491,250      4,954,632

Postretirement benefit obligation (note 14)                                      1,324,978      1,278,569
Other liabilities (note 7)                                                       1,307,788        388,000
                                                                              ------------     ----------

             Total liabilities                                                  10,124,016      6,621,201
                                                                              ------------     ----------

Commitments and concentrations (notes 16, 17, and 18)

Stockholders' equity:
  Common stock of $.01 par value.  Authorized 25,000,000 shares;
     issued 12,482,181 and 9,831,549 in 2000 and 1999, respectively                124,822         98,316
  Additional paid-in capital                                                   156,221,989     37,436,698
  Unearned compensation                                                           (723,712)            --
  Retained earnings                                                             27,429,519     17,791,467
                                                                              ------------     ----------

                                                                               183,052,618     55,326,481

  Less cost of 1,530,411 treasury shares                                         3,480,983      3,480,983
                                                                              ------------     ----------

             Total stockholders' equity                                        179,571,635     51,845,498
                                                                              ------------     ----------

                                                                              $189,695,651     58,466,699
                                                                              ============     ==========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended June 30, 2000, 1999 and 1998

                                                            2000            1999            1998
                                                        -----------      ----------      ----------
Net sales                                               $60,171,836      45,738,992      37,449,449

Cost of sales                                            35,074,116      27,710,807      23,571,334
                                                        -----------      ----------      ----------

         Gross profit                                    25,097,720      18,028,185      13,878,115
                                                        -----------      ----------      ----------

Operating expenses:
  Marketing                                               5,433,627       4,176,762       3,998,407
  Research and development                                3,815,862       2,834,697       1,380,218
  General and administrative                              4,394,099       3,220,238       2,873,154
                                                        -----------      ----------      ----------

         Total operating expenses                        13,643,588      10,231,697       8,251,779
                                                        -----------      ----------      ----------

         Operating income                                11,454,132       7,796,488       5,626,336
                                                        -----------      ----------      ----------

Other income (expense):
  Interest expense                                          (65,999)        (38,537)        (81,914)
  Other, primarily interest income                        3,315,666       1,395,874         922,196
                                                        -----------      ----------      ----------

         Total other income                               3,249,667       1,357,337         840,282
                                                        -----------      ----------      ----------

Income before income taxes                               14,703,799       9,153,825       6,466,618

Income tax expense (note 15)                              5,063,000       2,204,000       2,330,000
                                                        -----------      ----------      ----------

         Net income                                     $ 9,640,799       6,949,825       4,136,618
                                                        ===========      ==========      ==========

Net income per common and common
  equivalent share:
         Basic                                          $      1.07             .84             .55
                                                        ===========      ==========      ==========

         Diluted                                        $      1.00             .80             .53
                                                        ===========      ==========      ==========

Shares used in computing net income per
  common and common equivalent share:
         Basic                                            8,988,891       8,283,084       7,476,460
                                                        ===========      ==========      ==========

         Diluted                                          9,649,730       8,654,549       7,855,736
                                                        ===========      ==========      ==========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years ended June 30, 2000, 1999 and 1998

                                                  Common stock          Additional
                                             ---------------------       paid-in         Unearned
                                               Shares      Amount        capital       compensation
                                             ---------    --------     -----------     ------------
Balance at June 30, 1997                     7,518,174    $ 75,182      15,559,201             --

  Net income                                        --          --              --             --
  Stock options exercised (note 11)            416,700       4,167       1,049,305             --
  Sale of common stock (note 9)              1,748,175      17,482      19,732,968             --
  Tax benefit from exercise
    of stock options (note 15)                      --          --         238,000             --
                                            ----------    --------     -----------       --------

Balance at June 30, 1998                     9,683,049      96,831      36,579,474             --

  Net income                                        --          --              --             --
  Purchase of treasury stock                        --          --              --             --
  Stock options exercised (note 11)            148,500       1,485         515,034             --
  Stock options granted in connection
    with acquisition of patent
    (notes 1 and 11)                                --          --         249,965             --
  Tax benefit from exercise
    of stock options (note 15)                      --          --          92,225             --
                                            ----------    --------     -----------       --------

Balance at June 30, 1999                     9,831,549      98,316      37,436,698             --

  Net income                                        --          --              --             --
  Stock options exercised (note 11)            234,900       2,349       1,462,278             --
  Tax benefit from exercise
    of stock options (note 15)                      --          --       2,513,788             --
  Issuance of restricted stock (note 12)        36,000         360         893,640       (894,000)
  Amortization of unearned
    compensation                                    --          --              --        170,288
  Issuance of stock in connection
    with acquisition (note 2)                   35,276         352       1,744,315             --
  Sale of common stock (note 9)              2,344,500      23,445     112,171,270             --
  Dividends to stockholders (note 10)              (44)         --              --             --
                                            ----------    --------     -----------       --------

Balance at June 30, 2000                    12,482,181    $124,822     156,221,989       (723,712)
                                            ==========    ========     ===========       ========


                                                               Treasury stock              Total
                                            Retained      -------------------------    stockholders'
                                            earnings        Shares        Amount          equity
                                           ---------      ---------    -----------    -------------
Balance at June 30, 1997                   6,705,024      1,338,411    $(2,012,077)     20,327,330

  Net income                               4,136,618             --             --       4,136,618
  Stock options exercised (note 11)               --             --             --       1,053,472
  Sale of common stock (note 9)                   --             --             --      19,750,450
  Tax benefit from exercise
    of stock options (note 15)                    --             --             --         238,000
                                          ----------      ---------    -----------     -----------

Balance at June 30, 1998                  10,841,642      1,338,411     (2,012,077)     45,505,870

  Net income                               6,949,825             --             --       6,949,825
  Purchase of treasury stock                      --        192,000     (1,468,906)     (1,468,906)
  Stock options exercised (note 11)               --             --             --         516,519
  Stock options granted in connection
    with acquisition of patent
    (notes 1 and 11)                              --             --             --         249,965
  Tax benefit from exercise
    of stock options (note 15)                    --             --             --          92,225
                                          ----------      ---------    -----------     -----------

Balance at June 30, 1999                  17,791,467      1,530,411     (3,480,983)     51,845,498

  Net income                               9,640,799             --             --       9,640,799
  Stock options exercised (note 11)               --             --             --       1,464,627
  Tax benefit from exercise
    of stock options (note 15)                    --             --             --       2,513,788
  Issuance of restricted stock (note 12)          --             --             --              --
  Amortization of unearned
    compensation                                  --             --             --         170,288
  Issuance of stock in connection
    with acquisition (note 2)                     --             --             --       1,744,667
  Sale of common stock (note 9)                   --             --             --     112,194,715
  Dividends to stockholders (note 10)         (2,747)            --             --          (2,747)
                                          ----------      ---------    -----------     -----------

Balance at June 30, 2000                  27,429,519      1,530,411    $(3,480,983)    179,571,635
                                          ==========      =========    ===========     ===========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 2000, 1999 and 1998

                                                                       2000              1999            1998
                                                                   ------------       ---------       ----------
Cash flows from operating activities:
  Net income                                                       $  9,640,799       6,949,825       4,136,618
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization of plant and equipment          1,768,234       1,432,808       1,335,561
        Amortization of intangibles                                     245,667              --              --
        Deferred income taxes                                          (120,900)       (270,778)        317,576
        Unearned compensation                                           170,288              --              --
        Tax benefit from exercise of stock options                    2,513,788          92,225         238,000
        Changes in operating assets and liabilities:
          Receivables                                                (3,722,212)        944,488        (560,478)
          Refundable income taxes                                       (56,360)       (461,846)             --
          Inventories                                                (2,527,080)      1,970,103      (2,619,018)
          Accrued interest receivable                                (1,537,683)             --              --
          Prepaid expenses                                             (399,468)        (85,709)         58,503
          Other assets                                                 (137,428)       (325,000)         13,919
          Accounts payable                                              179,239         138,829         720,534
          Income taxes payable                                          151,241         154,930        (176,293)
          Accrued expenses                                              169,792         496,569         557,777
          Customer advance payments                                     253,503         157,773        (812,858)
          Postretirement benefit obligation                              46,409          32,148          65,145
          Other liabilities                                             138,923         244,000         144,000
                                                                   ------------      ----------     -----------

                Net cash provided by operating activities             6,776,752      11,470,365       3,418,986
                                                                   ------------      ----------     -----------

Cash flows from investing activities:
  Capital expenditures                                               (6,022,444)     (2,146,320)     (2,256,532)
  Net purchases of marketable debt securities                      (113,820,158)     (6,139,007)    (13,842,397)
  Purchase of RF Power Components, Inc., net of
     cash acquired                                                   (7,510,093)             --              --
                                                                   ------------      ----------     -----------

                Net cash used in investing activities              (127,352,695)     (8,285,327)    (16,098,929)
                                                                   ------------      ----------     -----------

Cash flows from financing activities:
  Payments on line of credit                                           (383,026)             --              --
  Stock options exercised                                             1,464,627         516,519       1,053,472
  Proceeds from sale of common stock, net (note 9)                  112,194,715              --      19,750,450
  Purchase of treasury stock                                                 --      (1,468,906)             --
  Dividends to stockholders (note 10)                                    (2,747)             --              --
  Principal payments on long-term debt                                       --              --        (682,058)
                                                                   ------------      ----------     -----------

                Net cash provided by (used in)
                   financing activities                             113,273,569        (952,387)     20,121,864
                                                                   ------------      ----------     -----------

                Net increase (decrease) in cash and
                   cash equivalents                                  (7,302,374)      2,232,651       7,441,921

Cash and cash equivalents at beginning of year                       13,481,576      11,248,925       3,807,004
                                                                   ------------      ----------     -----------

Cash and cash equivalents at end of year                           $  6,179,202      13,481,576      11,248,925
                                                                   ============      ==========     ===========

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

(1)   Summary of Significant Accounting Policies

      (a)  Principles of Consolidation

           The consolidated financial statements include the accounts of Anaren Microwave, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)  Operations

           The Company is engaged in the design, development and manufacture of microwave components, assemblies and subsytems which receive and analyze radar signals and other microwave transmissions. Its primary products include devices and systems used in the wireless communications, satellite communications and defense electronics markets.

      (c)  Sales Recognition

           The Company generally recognizes sales at the time products are shipped to customers. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. A small percentage of sales are derived from long-term fixed-price contracts for the sale of large space and defense electronics products. Sales and estimated profits under long-term contracts are recognized using the percentage of completion method of accounting on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.

      (d)  Cash Equivalents

           Cash equivalents of $6,145,080 and $13,396,334 at June 30, 2000 and 1999, respectively, consist of certificates of deposit and money market instruments having maturities of three months or less. Cash equivalents are stated at cost which approximates fair value.

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


                                       6                             (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

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

      (h)  Goodwill

           Goodwill arising from the acquisition described in note 2 is amortized on a straight-line basis over 15 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

      (i)  Patent

           During fiscal 1999, the Company purchased a patent for $325,000 and 75,000 stock options. The stock options were valued at $249,965 as discussed in note 11. The patent is being amortized on a straight-line basis over its remaining life of 8 years.


                                       7                             (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

      (j)  Net Income Per Share

           Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans described in notes 11 and 12. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

           The weighted average number of common shares outstanding for the basic income per share calculation was 8,988,891, 8,283,084 and 7,476,460 for 2000, 1999 and 1998, respectively. For diluted earnings per share purposes, these balances increased by 660,839, 371,465 and 379,276 shares for 2000, 1999 and 1998, respectively, due to the effect of common equivalent shares which were issuable under the Company's stock option and restricted stock plans.

      (k)  Research and Development Costs

           Research and development costs are charged to expense as incurred. The Company receives fees under a technology development contract and such fees are recorded as a reduction of research and development costs as work is performed pursuant to the related contract and as defined milestones are attained. In fiscal 1999 and 1998, the Company recognized product development fees of $100,013 and $335,390, respectively, under the contract, which were netted with research and development costs. There were no product development fees recognized in fiscal 2000.

      (l)  Income Taxes

           The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates.

      (m)  Financial Instruments

           The Company's financial instruments, which include cash and cash equivalents, receivables, and accounts payable, are stated at cost which approximates fair value at June 30, 2000 and 1999. The Company's marketable debt securities are stated at amortized cost, and their fair values, as determined by quoted market prices, are presented in note 3.

      (n)  Stock-based Compensation

           The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and has provided pro forma disclosures of the effect on net income and net income per share as if the fair value-based method had been applied in measuring compensation expense.


                                       8                             (Continued)

                  ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                       June 30, 2000, 1999 and 1998

      (o)  Segment Information

           Effective June 30, 1999, the Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. The information for fiscal 1998 has been restated in accordance with the requirements of the new standard.

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

      (q)  Recent Pronouncements

           In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities
           - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, defers implementation of Statement No. 133 until fiscal years beginning after June 15, 2000. The Company has reviewed Statement No. 133 and believes that, upon implementation in fiscal 2001, the standard will not have a significant effect on its financial statements.

           In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101) which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, will require implementation by the Company in the fourth quarter of fiscal 2001. The Company has reviewed SAB 101 and believes that the Bulletin will not have a significant effect on its financial statements.

      (r)  Reclassifications

           Certain 1999 amounts have been reclassified to conform with the 2000 presentation.


                                       9                             (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

(2)   Acquisition of RF Power Components, Inc.

      On February 29, 2000, the Company acquired all of the outstanding stock of RF Power Components, Inc. RF Power Components, Inc. is based in Bohemia, New York, and is primarily engaged in the manufacture of electronic products, including power resistors, attenuators and couplers. The transaction is being accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations  of RF  Power  Components,  Inc.  have  been  included  in the
      Company's consolidated financial statements since the date of acquisition. The purchase price was $7,749,294 in cash, including direct acquisition costs, and 35,276 shares of the Company's common stock with an aggregate value of $1,744,667. The purchase price was allocated to the net assets acquired and liabilities assumed based upon estimated fair market values with the excess consideration over such fair values recorded as goodwill which is being amortized on a straight-line basis over 15 years. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed follows:

         Cash                                              $   239,201
         Accounts receivable                                 1,520,752
         Inventories                                         1,473,123
         Prepaid expenses                                       34,966
         Refundable income taxes                               172,523
         Plant and equipment                                   478,599
         Deposits and other assets                             369,193
         Deferred income taxes                                 331,434
         Accounts payable                                   (1,291,342)
         Accrued expenses                                     (300,687)
         Line of credit indebtedness                          (383,026)
         Other liabilities                                    (971,679)
         Goodwill                                            7,820,904
                                                           -----------
                                                           $ 9,493,961
                                                           ===========


                                       10                            (Continued)

                    ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998



      The following unaudited pro forma financial information presents the combined results of operations of the Company and RF Power Components, Inc., as if the acquisition had taken place as of July 1, 1997. The pro forma information includes certain adjustments, including the amortization of goodwill, reduction of interest income, and certain other adjustments, together with related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and RF Power Components, Inc. constituted a single entity during such periods.

                                       2000            1999           1998
                                   -----------     -----------     ----------
                                                   (Unaudited)

        Net sales                  $67,325,354     52,500,038      45,587,817
        Net income                   9,687,880      5,585,816       4,141,355
        Earnings per share:
            Basic                         1.07            .66             .54
            Diluted                       1.00            .63             .52

(3)   Marketable Debt Securities

      Marketable debt securities classified as held-to-maturity are summarized as follows:

                                                                   June 30, 2000
                                      ------------------------------------------------------------------------
                                                               Gross              Gross
                                        Amortized           unrealized          unrealized             Fair
                                           cost                gains              losses               value
                                      -------------         ----------          ----------          ----------
        Municipal bonds                $ 70,602,586           91,992                   --           70,694,578
        Corporate bonds                  28,975,149               --              113,457           28,861,692
        Medium and short-term notes      15,355,649               --               77,795           15,277,854
        Euro Dollar bonds                17,368,178               --               63,023           17,305,155
        Taxable auction securities        1,500,000               --                   --            1,500,000
                                       ------------           ------              -------          -----------

                   Total               $133,801,562           91,992              254,275          133,639,279
                                       ============           ======              =======          ===========


                                                                  June 30, 1999
                                        -----------------------------------------------------------------
                                                             Gross            Gross
                                         Amortized        unrealized        unrealized             Fair
                                            cost             gains            losses              value
                                        -----------       ----------        ----------         ----------
        U.S. Government and
            agency obligations          $   151,319            --              1,131              150,188
        Corporate bonds                   9,301,129            --             43,851            9,257,278
        Medium and short-term notes       1,784,263            --              8,637            1,775,626
        Euro Dollar bonds                 7,944,693           375             30,048            7,915,020
        Taxable auction securities          800,000            --                 --              800,000
                                        -----------           ---             ------           ----------

                     Total              $19,981,404           375             83,667           19,898,112
                                        ===========           ===             ======           ==========

       Marketable debt securities are classified as either current or long-term assets in the accompanying consolidated balance sheets based upon their maturity dates.


                                       11                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

(4)   Inventories

      Inventories at June 30 are summarized as follows:

                                                   2000            1999
                                               -----------      ---------

          Component parts                      $ 6,538,207      3,688,704
          Work-in-process                        3,757,139      3,241,935
          Finished goods                         2,089,779      1,454,283
                                               -----------      ---------
                                               $12,385,125      8,384,922
                                               ===========      =========


(5)   Property, Plant and Equipment

      Components of property, plant and equipment at June 30 consist of the following:

                                                                    2000             1999
                                                                -----------      ----------
          Land and land improvements                            $ 1,362,050       1,362,050
          Buildings                                               6,986,155       5,266,135
          Machinery and equipment                                32,635,865      27,854,840
                                                                -----------      ----------

                                                                 40,984,070      34,483,025
          Less accumulated depreciation and amortization         27,647,477      25,879,241
                                                                -----------      ----------

                                                                $13,336,593       8,603,784
                                                                ===========      ==========

(6)   Accrued Expenses

      Accrued expenses at June 30 consist of the following:

                                                                   2000             1999
                                                                ----------       ---------
          Compensation                                          $1,272,376       1,096,420
          Commissions                                              510,855         400,447
          Accrued pension cost                                     211,844          91,639
          Other                                                    249,166         185,256
                                                                ----------       ---------

                                                                $2,244,241       1,773,762
                                                                ==========       =========


                                       12                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

(7)   Other Liabilities

      Other liabilities as of June 30 consist of the following:

                                                        2000           1999
                                                    ----------      ---------
          Postemployment liability                  $  920,602             --
          Deferred compensation                        578,000        388,000
                                                    ----------      ---------

                                                     1,498,602        388,000
          Less current portion                         190,814             --
                                                    ----------      ---------
                                                    $1,307,788        388,000
                                                    ==========      =========

      In connection with the acquisition of RF Power Components, Inc. as discussed in note 2, the Company assumed a contractual post-employment liability for a former RF Power Components, Inc. employee. The contract requires monthly principal and interest payments ranging from $5,000 to $17,925 through July 2007.

      During fiscal 1998, the Company implemented a deferred compensation plan for one employee. Under the plan, the Company will pay a certain sum annually for fifteen years upon the employee's retirement or, in the event of death, to the employee's beneficiary. Deferred compensation expense in fiscal 2000, 1999 and 1998 was $190,000, $244,000 and $144,000,
      respectively.

      The aggregate future minimum principal payments under the post-employment liability and deferred compensation plan for the next five years are as follows: 2001 - $190,814; 2002 - $200,921; 2003 - $198,756; 2004 -
      $209,559; and 2005 - $213,314.

(8)   Long-term Debt

      The Company has a $10,000,000 unsecured working capital revolving line of credit bearing interest at prime (9.5% at June 30, 2000) through December 31, 2003. The terms of the revolving line of credit require maintenance of a minimum tangible net worth, ratio of cash flow to current maturities, and leverage ratio, as defined. There were no borrowings against the line of credit in fiscal 2000 and 1999.

      Cash payments for interest relating to the line of credit were $38,779, $38,537 and $93,148 during fiscal 2000, 1999 and 1998, respectively.


                                       13                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

(9)   Common Stock Offering

      During the second quarter of fiscal 1998, the Company sold an additional 1,748,175 shares of its common stock in a public offering for $19,750,450, net of issuance costs.

      During the third and fourth quarters of fiscal 2000, the Company completed the sale of an additional 2,344,500 shares of its common stock in a public offering for $112,194,715, net of issuance costs.

(10)  Stock Split

      On February 19, 2000, the Company's board of directors authorized a 3 for 2 stock split in the form of a stock dividend paid on June 12, 2000 to shareholders of record on May 12, 2000. All share and per share data in these consolidated financial statements and footnotes have been retroactively restated as if the stock split had occurred as of the earliest period presented. The issuance of cash in lieu of fractional shares has been reflected as a cash dividend and charged to retained earnings during fiscal 2000.

(11)  Stock Option Plans

      Under the Company's Incentive Stock Option Plan (ISO), 600,000 shares of common stock were reserved for the granting of options to eligible employees. Options are granted at a price not less than fair market value of shares at the date of grant, become exercisable 20% twelve months from the date of grant and 20% per year thereafter, and must be exercised within ten years of the date of grant. During fiscal 1999, an additional 750,000 shares of common stock were reserved for the granting of options.

      The Company also has a Non-Statutory Stock Option Plan (NSO) which allows for the granting of options to Board members and nonemployees. Under the Plan, 150,000 shares of common stock were reserved for the granting of options at prices to be determined by the Board (options granted to Board members may not be less than the fair market value on the date of grant). Options become exercisable immediately and must be exercised within five years of the date of grant. During fiscal 1999, an additional 225,000 shares of common stock were reserved for the granting of options.

      As discussed in note 1, during fiscal 1999 the Company granted 75,000 stock options as partial consideration for a patent. The stock options were valued at $249,965 using the Black-Scholes model as of June 30, 1999 (the date of grant), become exercisable one year from the date of grant, and must be exercised within five years of the date of grant.


                                       14                            (Continued)

                    ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 2000, 1999 and 1998

      Information for the three years ended June 30, 2000 with respect to these plans are as follows:

                                                                                                       Weighted
                                             Shares                                                     average
                    --------------------------------------------------------                           exercise
                       ISO              NSO           Other          Total           Option price        price
                    ---------         ------         ------        ---------        --------------     --------
Outstanding at
  June 30, 1997     1,006,500         15,000             --        1,021,500          .92 to 5.50         3.05
      Issued          111,750         21,000             --          132,750        10.00 to 14.09       13.15
      Exercised      (416,700)            --             --         (416,700)         .92 to 5.00         2.53
                    ---------         ------         ------        ---------

Outstanding at
  June 30, 1998       701,550         36,000             --          737,550          .92 to 14.09        5.17
      Issued          231,000         30,000         75,000          336,000         7.42 to 16.72       12.04
      Exercised      (148,500)            --             --         (148,500)         .92 to 13.25        3.48
      Expired         (18,000)            --             --          (18,000)            3.92             3.92
                    ---------         ------         ------        ---------

Outstanding at
  June 30, 1999       766,050         66,000         75,000          907,050       $  .92 to 16.72        8.01
      Issued          340,250         56,250             --          396,500        15.29 to 108.00      28.58
      Exercised      (186,150)       (48,750)            --         (234,900)         .92 to 17.33        6.18
      Canceled        (32,100)            --             --          (32,100)        4.33 to 14.08        8.76
                    ---------         ------         ------        ---------

Outstanding at
  June 30, 2000       888,050         73,500         75,000        1,036,550       $  .92 to 108.00      16.27
                    =========         ======         ======        =========


Shares exercisable
  at June 30, 2000    251,250         73,500         75,000          399,750
                    =========         ======         ======        =========

Shares available for
  grant at June 30,
  2000                310,600        138,750             --          449,350
                    =========        =======         ======        =========

      The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2000:


                                Options outstanding                                    Options exercisable
      -----------------------------------------------------------------------       --------------------------
                                                   Weighted
                                                    average          Weighted                         Weighted
          Range of                                 remaining          average                          average
          exercise                                 life in           exercise                         exercise
           prices                 Shares             years             price         Shares             price
      ----------------          ---------          ---------         --------       -------           --------
      $  .92 to 4.33              120,000            4.02               2.47        115,500             2.39
        4.34 to 9.25              145,950            6.23               4.95         74,850             4.68
        9.26 to 13.25             295,050            7.71              12.02         80,700            12.35
       13.26 to 16.72             103,350            4.74              14.16         87,450            13.92
       16.73 to 26.83             313,950            8.68              24.82         41,250            24.83
       26.84 to 108.00             58,250            9.67              52.79             --               --
                                ---------                                           -------

                                1,036,550                                           399,750
                                =========                                           =======


                                       15                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

      The per share weighted average fair value of stock options granted during fiscal years 2000, 1999 and 1998 was $28.73, $6.40 and $8.57, respectively. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective fiscal year:

                                          2000         1999        1998
                                          -----       ------      -----

         Expected option life             5            5           5
         Risk-free interest rate          6.00%        4.82%       5.81%
         Expected volatility             69.00%       69.00%      75.00%
         Expected dividend yield          0.00%        0.00%       0.00%

      Stock-based compensation costs would have reduced pretax income by $3,034,635, $773,810 and $393,662 in fiscal 2000, 1999 and 1998, respectively  ($2,884,865,  $735,791 and $374,718 after tax and $.30, $.09 and $.05 per share in fiscal 2000, 1999 and 1998, respectively) if the fair values of options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for fiscal 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

(12)  Restricted Stock Program

      In November 1999, the Company authorized the issuance of 37,500 shares of restricted stock under a Restricted Stock Program. In November 1999, the Company issued 36,000 shares of restricted stock and recognized $894,000 in unearned compensation on the date of issuance. The shares of restricted stock vest over a period of 42 months. For the year ended June 30, 2000, the Company recognized $170,288 in compensation expense.


                                       16                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

(13)  Employee Benefit Plans

      The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits under this plan generally are based on the employee's years of service and compensation. The following table presents the changes in the defined benefit pension plan and the fair value of the Plan's assets for the years ended June 30:

                                                       2000                   1999                  1998
                                                    ----------             ---------             ---------
      Change in benefit obligation:
          Benefit obligation at
             beginning of year                      $6,087,651             5,565,886             4,628,285
          Service cost                                 198,174               198,406               144,518
          Interest cost                                403,830               374,331               351,138
          Actuarial loss (gain)                       (627,080)               96,912               571,487
          Benefits paid                               (153,960)             (147,884)             (129,542)
                                                    ----------             ---------             ---------

          Benefit obligation at end
             of year                                $5,908,615             6,087,651             5,565,886
                                                    ==========             =========             =========

      Change in plan assets:
          Fair value of plan assets at
             beginning of year                       5,626,769             5,594,504             4,970,705
          Actual return on plan assets                 241,093               128,367               690,506
          Employer contributions                        38,318                51,782                62,835
          Benefits paid                               (161,186)             (147,884)             (129,542)
                                                    ----------             ---------             ---------

          Fair value of plan assets at
             end of year                            $5,744,994             5,626,769             5,594,504
                                                    ==========             =========             =========

      Funded status                                   (163,621)             (460,882)               28,618
      Unrecognized net loss (gain)                    (155,534)              234,227              (203,778)
      Unrecognized net assets
          existing at initial application               28,395                37,861                47,327
      Unrecognized prior service cost                   78,916                97,155               115,394
                                                    ----------             ---------             ---------

      Accrued pension cost (note 6)                 $ (211,844)              (91,639)              (12,439)
                                                    ==========             =========             =========


                                       17                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

      Components of net periodic pension cost for the years ended June 30 are as follows:

                                                           2000                  1999                  1998
                                                        ---------              --------              --------
         Service cost                                   $ 198,174               198,406               144,518
         Interest cost                                    403,830               374,331               351,138
         Actual return on plan assets                    (241,093)             (128,367)             (690,506)
         Amortization of prior service cost                18,239                18,239                18,239
         Deferral of gain                                (230,093)             (341,093)              273,608
         Amortization of net asset at
             transition                                     9,466                 9,466                 9,466
                                                        ---------              --------              --------

             Net periodic pension cost                  $ 158,523               130,982               106,463
                                                        =========              ========              ========

         Weighted-average assumptions:
             Discount rate                                   7.5%                  6.7%                  6.7%
             Rate of increase in compensation
                levels, applicable to Salaried
                Plan only                                    4.0                   4.0                   4.0
             Expected return on plan assets                  8.5                   8.5                   8.0

      Plan assets consist principally of equity securities, and U.S. government and corporate obligations.

      The Company maintains a voluntary contributory salary savings plan to which participants may contribute up to 15% of their total compensation. During fiscal 1997, the Company contributed an amount equal to 50% of the participants' contribution up to a maximum of 3% of the participants' compensation. In fiscal 1998, the Company increased its matching contribution to an amount equal to 50% of the participants' contribution up to a maximum of 5% of the participants' compensation. During fiscal 2000, 1999 and 1998, the Company contributed $249,324, $256,590 and
      $173,369, respectively, to this plan.

      During fiscal 1998, the Company instituted a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $299,000 and $207,000 in fiscal 2000 and 1999, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the Plan at any time.


                                       18                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

      RF Power Components, Inc. maintains a profit sharing and 401(k) plan covering all employees who have completed 1,000 hours of service and who are not covered under collective bargaining agreements. The plan allows participants to make pretax contributions and the Company to make discretionary matching contributions based on a percentage of the participants' contributions. The profit sharing portion of the plan is discretionary and non-contributory. The Company provided for profit sharing contributions of $32,000 during fiscal 2000.

(14)  Postretirement Benefits

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

      The following table presents the changes in the postretirement benefit obligation and the funded status of the Plan at June 30:

                                                          2000              1999              1998
                                                      -----------        ----------        ----------
         Benefit obligation at beginning
             of year                                  $ 1,363,290         1,316,452         1,191,632
         Service cost                                      28,845            24,192            27,664
         Interest cost                                     87,539            88,202            89,372
         Plan participants' contributions                  32,601            30,444            22,865
         Actuarial loss (gain)                           (196,098)           14,690            59,675
         Benefits paid                                   (102,576)         (110,690)          (74,756)
                                                      -----------        ----------        ----------

         Benefit obligation at end of year            $ 1,213,601         1,363,290         1,316,452
                                                      ===========        ==========        ==========

         Fair value of plan assets                    $        --                --                --
                                                      ===========        ==========        ==========

         Funded status                                 (1,213,601)       (1,363,290)       (1,316,452)
         Unrecognized actuarial loss (gain)              (111,377)           84,721            70,031
                                                      -----------        ----------        ----------

         Accrued postretirement benefit cost          $(1,324,978)       (1,278,569)       (1,246,421)
                                                      ===========        ==========        ==========


                                       19                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

      Net  periodic   postretirement   benefit  cost   includes  the   following
      components:

                                                2000         1999       1998
                                              --------     -------     -------
         Service cost                         $ 28,845      24,192      27,664
         Interest cost                          87,539      88,202      89,372
                                              --------     -------     -------

         Net periodic postretirement
             benefit cost                     $116,384     112,394     117,036
                                              ========     =======     =======

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%, 6.7% and 6.7% in fiscal 2000, 1999 and 1998, respectively. For measurement purposes, the annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed to be 5.0% for 2000, 1999 and 1998; the rate is assumed to remain at 5.0% thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                          1% increase      1% decrease
                                                          -----------      -----------
         Effect on total of service and interest
             cost components                               $ 91,485           83,764

         Effect on postretirement benefit obligation        105,180          208,123


                                       20                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

(15)  Income Taxes

      Income tax expense (benefit) consists of:

                                         Current      Deferred      Total
                                       ----------    ---------    ---------

        Year ended June 30, 2000:
          U.S. Federal                 $5,053,669    (180,715)    4,872,954
          State                           130,231      59,815       190,046
                                       ----------    --------     ---------

                                       $5,183,900    (120,900)    5,063,000
                                       ==========    ========     =========

        Year ended June 30, 1999:
          U.S. Federal                 $1,806,767    (256,613)    1,550,154
          State                           668,011     (14,165)      653,846
                                       ----------    --------     ---------

                                       $2,474,778    (270,778)    2,204,000
                                       ==========    ========     =========

        Year ended June 30, 1998:
          U.S. Federal                 $1,831,327      21,547     1,852,874
          State                           181,097     296,029       477,126
                                       ----------    --------     ---------

                                       $2,012,424     317,576     2,330,000
                                       ==========    ========     =========

      A reconciliation of the expected consolidated income tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes, to income tax expense, is as follows:

                                              2000         1999         1998
                                           ----------    ---------    ---------
        Expected consolidated
          income tax expense               $4,999,292    3,112,301    2,198,650
        State income taxes, net of
          Federal income tax benefit          125,430      431,538      314,903
        Municipal interest income            (265,708)          --           --
        Tax benefit related to
          liquidation of foreign
          subsidiary                               --   (1,012,088)          --
        Change in valuation allowance              --     (233,044)    (350,060)
        Other, net                            203,986      (94,707)     166,507
                                           ----------   ----------    ---------

                                           $5,063,000    2,204,000    2,330,000
                                           ==========   ==========    =========


                                       21                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999 are presented below:

                                                                2000             1999
                                                            -----------       ----------
         Deferred tax assets:
             Inventories                                    $   202,487           56,662
             Deferred compensation                              213,860          151,320
             Postemployment liability                           340,623             --
             Retirement benefits                                 78,382           48,566
             Postretirement benefits                            490,242          509,700
             Restricted stock                                    55,131             --
             Nondeductible reserves                              20,350           11,460
             State investment tax credit carryforwards          633,709          683,715
             Other                                               63,310             --
                                                            -----------       ----------

                        Total deferred tax assets             2,098,094        1,461,423
                                                            -----------       ----------

         Deferred tax liabilities:
             Plant and equipment, principally due to
                differences in depreciation                  (1,225,012)      (1,040,675)
                                                            -----------       ----------

                        Net deferred taxes                  $   873,082          420,748
                                                            ===========       ==========

         Presented as:
             Current deferred tax asset                         301,220          116,688
             Long-term deferred tax asset                       571,862          304,060
                                                            -----------       ----------

                                                            $   873,082          420,748
                                                            ===========       ==========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.


                                       22                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

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

      At June 30, 2000, the Company has investment tax credit carryforwards for state income tax purposes of $691,994 which are available to reduce future state income taxes, if any, through 2015.

      The tax benefit associated with the exercise of stock options and disqualifying dispositions by employees reduced taxes payable by $2,513,788, $92,225 and $238,000 in fiscal 2000, 1999 and 1998, respectively. Such benefits are reflected as additional paid-in capital.

      Cash payments for income taxes (net of refunds received) were $2,575,231, $2,689,469 and $1,950,717 in fiscal 2000, 1999 and 1998, respectively.

(16)  Segment and Related Information

      Segments

      The Company operates predominately in the wireless communications, satellite communications and defense electronics markets. The Company's two reporting segments are the wireless group and the space and defense group. The Company's two reportable segments have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products and delivery channel and are consistent with the way the Company organizes and evaluates financial information internally for making operating decisions and assessing performance.

      The wireless segment designs, manufactures and markets commercial products used mainly by the wireless communications market. Products produced in this business segment include highly integrated microwave components, assemblies and subsystems, as well as a product line of standard surface mount microwave signal splitting and combining components, trade name Xinger, that are used in wireless communications base station amplifiers.

      The space and defense segment of the business designs, manufactures and markets specialized products for companies in the radar and satellite communications market. Products produced in this business segment include passive beamforming networks for communications satellite multi-beam antennas, digital frequency discriminators and other radar-type discriminators, as well as a wide range of standard component products for defense electronics, such as mixers, couplers, power dividers and correlators.


                                       23                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

      The following table reflects the results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

                                                            Space &      Corporate and
                                            Wireless        defense       unallocated      Consolidated
                                          -----------     ----------     -------------     ------------
       Net sales:
          2000                            $38,806,936     21,364,900               --        60,171,836
          1999                             21,450,113     24,288,879               --        45,738,992
          1998                             16,580,092     20,869,357               --        37,449,449

       Operating income:
          2000                              8,372,808      3,081,324               --        11,454,132
          1999                              3,266,508      4,529,980               --         7,796,488
          1998                              2,961,156      2,665,180               --         5,626,336

       Identifiable assets*:
          2000                             24,841,192      6,741,828      158,112,631       189,695,651
          1999                              5,355,217      8,792,434       44,319,048        58,466,699
          1998                              4,575,307     11,582,816       34,744,699        50,902,822

       Depreciation and amortization**:
          2000                              1,189,728        824,173               --         2,013,901
          1999                                612,836        819,972               --         1,432,808
          1998                                517,162        818,399               --         1,335,561

          * Segment assets primarily include receivables, inventories, goodwill and patent. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable debt securities, other receivables, prepaid expenses, deferred income taxes, refundable income taxes, and property, plant and equipment.

         ** Depreciation expense is allocated departmentally based on an estimate of capital equipment employed by each department.
             Depreciation expense is then further allocated within the department as it relates to the specific business segment impacted by the consumption of the capital resources utilized. Due to the similarity of the property, plant and equipment utilized, the Company does not specifically identify these assets by individual business segment for internal reporting purposes. Amortization of goodwill arising from business combinations, and patent amortization, is allocated to the segments based on the sales segment classification of the acquired or applicable operation.


                                       24                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

      Geographic Information

      Net sales by geographic region are as follows:

                                                  Other foreign    Consolidated
                 United States       Canada         countries        net sales
                 -------------     ---------      -------------    ------------

        2000      $45,251,267      5,471,193        9,449,376       60,171,836
        1999       36,468,513      4,590,991        4,679,488       45,738,992
        1998       29,837,123      3,252,605        4,359,721       37,449,449

      Customers

      In 2000, sales to two customers (approximately $10,300,000, relating to the wireless segment, and $7,000,000, relating to the space and defense electronics segment) exceeded 10% of consolidated net sales. In 1999, sales to two customers (approximately $8,375,000, relating to the wireless segment, and $5,250,000, relating to the space and defense electronics segment) exceeded 10% of consolidated net sales. In 1998, sales to one customer (approximately $6,800,000, relating to the wireless segment) exceeded 10% of consolidated net sales.

(17)  Commitments

      The Company is obligated under operating leases for two buildings. Future minimum payments under the noncancelable operating leases for the next five years and thereafter are summarized as follows:

             Year ending June 30,
                    2001                                           $  517,974
                    2002                                              522,842
                    2003                                              527,905
                    2004                                              396,276
                    2005                                              396,276
                    Thereafter                                      3,434,396
                                                                   ----------

                                                                    5,795,669
             Less amounts representing sublease income              1,099,818
                                                                   ----------

                                                                   $4,695,851
                                                                   ==========

      Rent expense for the years ended June 30, 2000, 1999 and 1998 was $427,890, $396,861 and $392,051, respectively. Rent expense for fiscal 2000, 1999 and 1998 was offset by sublease income of $329,698, $347,254 and $242,435, respectively.


                                       25                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

(18)  Concentrations

      The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks peculiar to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. Sales to the Government accounted for approximately 13%, 13% and 18% of consolidated net sales in fiscal 2000, 1999 and 1998, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it continues to reduce its dependence on sales to the Government through development of its commercial electronics business.

(19)  Quarterly Financial Data (Unaudited)

      The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2000 and 1999:

                                                              2000 quarter ended
                                         -----------------------------------------------------------
                                           Sept. 30         Dec. 31        March 31        June 30
                                         -----------      ----------      ----------      ----------
        Net sales                        $12,464,363      13,270,876      15,618,931      18,817,666
                                         ===========      ==========      ==========      ==========

        Cost of sales                    $ 7,513,058       7,930,472       8,985,214      10,645,372
                                         ===========      ==========      ==========      ==========

        Net income                       $ 1,748,735       1,923,929       2,216,431       3,751,704
                                         ===========      ==========      ==========      ==========

        Net income per common and
           common equivalent share:
              Basic                      $       .21             .23             .26             .35
                                         ===========      ==========      ==========      ==========

              Diluted                    $       .20             .21             .24             .32
                                         ===========      ==========      ==========      ==========

                                                              1999 quarter ended
                                         -----------------------------------------------------------
                                           Sept. 30         Dec. 31        March 31        June 30
                                         -----------      ----------      ----------      ----------

        Net sales                        $10,478,787      11,056,604      11,832,624      12,370,977
                                         ===========      ==========      ==========      ==========

        Cost of sales                    $ 6,473,591       6,550,512       7,156,615       7,530,089
                                         ===========      ==========      ==========      ==========

        Net income                       $ 1,322,604       1,430,345       1,568,510       2,628,366
                                         ===========      ==========      ==========      ==========

        Net income per common and
           common equivalent share:
              Basic                      $       .16             .17             .19             .31
                                         ===========      ==========      ==========      ==========

              Diluted                    $       .15             .17             .18             .30
                                         ===========      ==========      ==========      ==========

      Income per share amounts for each quarter are required to be computed independently. As a result, their sum does not necessarily equal the total year income per share amounts.


                                       26                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999 and 1998

(20)  Subsequent Event (Unaudited)

      On July 31, 2000, the Company acquired substantially all the net assets of Ocean Microwave Corporation (Ocean). Ocean is based in Neptune, New Jersey and is primarily engaged in the design and manufacture of isolator and circulator components. The acquired Ocean business will be conducted from the Company's newly formed subsidiary, Anaren Power Products, Inc. The purchase price, subject to adjustment, consisted of cash of $18.4 million. The acquisition will be accounted for under the purchase method of accounting for business combinations.