Form 10-Q
period 2000-09-30
ANAREN MICROWAVE INC
filed 2000-11-13
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

      The number of shares of Registrant's Common Stock outstanding on November 3, 2000 was 11,049,410.

                             ANAREN MICROWAVE, INC.

                                      INDEX

   PART I - FINANCIAL INFORMATION                                      Page No.
   ------------------------------                                      --------

   Item 1.    Financial Statements

              Consolidated Condensed Balance Sheets as of                 3
              September 30, 2000(unaudited) and June 30, 2000

              Consolidated Condensed Statements of Earnings               4
              for the Three Months ended September 30,
              2000 and 1999(unaudited)

              Consolidated Condensed Statements of Cash Flows             5
              for the Three Months Ended September 30,
              2000 and 1999 (unaudited)

              Notes to Consolidated Condensed Financial                   6
              Statements


   Item 2.    Management's Discussion and Analysis                        11
              of Financial Condition and Results of Operations


   Item 3.    Quantitative and Qualitative Disclosures About Market Risk  16

   PART II - OTHER INFORMATION
   ---------------------------

   Item 4.    Exhibits and Reports on Form 8-K                            17

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      September 30, 2000 and June 30, 2000
                                    Unaudited

                                                      Unaudited
                   Assets                          Sept. 30, 2000    June 30, 2000
                   ------                          --------------    -------------
Current assets:
    Cash and cash equivalents                        $   8,304,735    $   6,179,202
    Marketable debt securities                          69,927,093       79,926,644
    Receivables, less allowance of $55,000              12,187,828       10,992,693
    Inventories (note 2)                                15,588,314       12,385,125
    Accrued interest receivable                          1,970,457        2,121,050
    Other current assets                                 2,599,129        2,157,362
                                                     -------------    -------------
                Total current assets                   110,577,556      113,762,076
                                                     -------------    -------------

Marketable debt securities                              46,359,572       53,874,918
Property, plant and equipment, net (note 3)             15,635,815       13,336,593
Goodwill, net of accumulated amortization
    of $491,369 at September 30, 2000
    and $173,796 at June 30, 2000                       24,179,820        7,647,108
Deferred income taxes, long term                           628,897          571,862
Patent, net of accumulated amortization
    of $89,838 at September 30, 2000
    and $71,871 at June 30, 2000                           485,127          503,094
                                                     -------------    -------------

                                                     $ 197,866,787    $ 189,695,651
                                                     =============    =============
    Liabilities and Stockholders' Equity
    ------------------------------------
Current liabilities:
    Accounts payable                                 $   5,162,038    $   3,830,807
    Accrued expenses (note 4)                            2,875,373        2,244,241
    Income taxes payable                                   409,309          623,431
    Customer advance payments                               31,957          601,957
    Other current liabilities (note 5)                     192,318          190,814
                                                     -------------    -------------
                Total current liabilities                8,670,995        7,491,250
Postretirement benefit obligation                        1,325,365        1,324,978
Other liabilities                                        1,283,726        1,307,788
                                                     -------------    -------------
                Total liabilities                       11,280,086       10,124,016
                                                     -------------    -------------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       25,000,000 shares; issued 12,562,059 shares
       at September 30, 2000 and 12,482,181 shares
       at June 30, 2000                                    125,621          124,822
    Additional paid-in capital                         159,433,866      156,221,989
    Unearned compensation                                 (902,408)        (723,712)
    Retained earnings                                   31,410,605       27,429,519
                                                     -------------    -------------
                                                       190,067,684      183,052,618
    Less cost of 1,530,411 treasury shares               3,480,983        3,480,983
                                                     -------------    -------------
                Total stockholders' equity             186,586,701      179,571,635
                                                     -------------    -------------
                                                     $ 197,866,787    $ 189,695,651
                                                     =============    =============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           September 30, 2000 and 1999
                                    Unaudited

                                                                           Sept. 30, 2000  Sept. 30, 1999
                                                                           --------------  --------------
Net sales                                                                     $ 22,223,974    $ 12,464,363

Cost of sales                                                                   13,397,703       7,513,058
                                                                              ------------    ------------
        Gross profit                                                             8,826,271       4,951,305
                                                                              ------------    ------------

Operating expenses:
        Marketing                                                                1,574,422       1,121,685
        Research and development                                                 1,118,526         702,238
        General and administrative                                               1,857,138         863,875
                                                                              ------------    ------------
              Total operating expenses                                           4,550,086       2,687,798
                                                                              ------------    ------------

Operating income                                                                 4,276,185       2,263,507
                                                                              ------------    ------------

Other income                                                                     1,868,668         436,603
Interest expense                                                                   (40,767)         (9,375)
                                                                              ------------    ------------

Income before income taxes                                                       6,104,086       2,690,735

Income tax expense                                                               2,123,000         942,000
                                                                              ------------    ------------

Net income                                                                    $  3,981,086    $  1,748,735
                                                                              ============    ============

Net income per common and common share equivalent:
        Basic                                                                 $        .36    $       0.21
                                                                              ============    ============
        Diluted                                                               $        .34    $       0.20
                                                                              ============    ============

Shares used in computing net income per common and common share equivalent:
        Basic                                                                   10,964,069       8,311,439
                                                                              ============    ============
        Diluted                                                                 11,813,144       8,750,381
                                                                              ============    ============
Dividends per share                                                           $         --    $         --
                                                                              ============    ============

See accompanying notes to consolidated condensed financial statements

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended
                           September 30, 2000 and 1999
                                    Unaudited

                                                              2000            1999
                                                              ----            ----
Cash flows from Operating Activities
Net income                                               $ 3,981,086     $ 1,748,735
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                       567,937         411,136
         Amortization of intangibles                         335,540              --
         Deferred income taxes                               (87,030)        (12,078)
         Unearned compensation                                74,404              --
         Tax benefit from exercise of stock options        2,173,882              --
         Changes in operating assets and liabilities,
           net of acquisition:
           Receivables                                       358,191      (1,615,191)
           Inventories                                      (959,461)       (150,855)
           Accrued interest receivable                       150,593              --
           Other current assets                             (369,287)        382,547
           Accounts payable                               (1,200,153)        (29,894)
           Accrued expenses                                  446,743        (490,476)
           Income taxes payable                             (214,122)        487,030
           Customer advance payments                        (570,000)        461,966
           Other liabilities                                 (22,558)             --
           Postretirement benefit obligation                     387          28,355
                                                         -----------    ------------
             Net cash provided by operating activities     4,666,152       1,221,275
                                                         -----------    ------------
Cash flows from investing activities:
     Capital expenditures                                 (2,597,769)       (598,762)
     Net sale (purchase) of marketable debt securities    17,514,897      (8,084,430)
     Purchase of Ocean Microwave, Inc. assets            (17,835,577)             --
                                                         -----------    ------------

             Net cash used in investing activities        (2,918,449)     (8,683,192)
                                                         -----------    ------------
Cash flows from financing activities:
     Payment on notes payable                               (407,864)             --
     Stock options exercised                                 785,694         104,144
                                                         -----------    ------------
             Net cash provided by
               financing activities                          377,830         104,144
                                                         -----------    ------------
             Net increase (decrease) in cash
               and cash equivalents                        2,125,533      (7,357,773)

Cash and cash equivalents at beginning of period           6,179,202      13,481,576
                                                         -----------    ------------
Cash and cash equivalents at end of period               $ 8,304,735    $  6,123,803
                                                         ===========    ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                          $    39,383    $      9,375
                                                         ===========    ============
       Income taxes                                      $   500,000    $     28,258
                                                         ===========    ============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 2000, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2001, or any future interim period.

The income tax rate of 35% utilized for interim financial statement purposes for the three months ended September 30, 2000 and 1999 is based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Acquisitions

RF Power Components, Inc.

On February 29, 2000, the Company acquired all of the outstanding stock of RF Power Components, Inc. ("RF Power"). RF Power is based in Bohemia, New York, and is primarily engaged in the manufacture of electronic products, including power resistors, attenuators and couplers. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of RF Power have been included in the Company's consolidated financial statements since the date of acquisition.

Ocean Microwave Corporation

On July 31, 2000, the Company acquired substantially all the net assets of Ocean Microwave Corporation ("Ocean"). Ocean is based in Neptune, New Jersey, and is primarily engaged in the design and manufacture of isolator and circulator components. The acquired Ocean business is conducted from the Company's newly formed subsidiary, Anaren Power Products, Inc. ("APPI"). The transaction is being accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of APPI have been included in the Company's consolidated financial statements since the date of acquisition.

The purchase price, subject to adjustment, was $17,835,577, including direct acquisition costs, which was allocated to the net assets acquired and liabilities assumed based upon estimated fair market values with the excess consideration over such fair values recorded as goodwill to be amortized on a straight-line basis over 15 years. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, subject to an independent appraisal are as follows:

             Accounts receivable                       $ 1,553,326
             Inventories                                 2,243,728
             Plant and equipment                           269,390
             Other assets                                   42,485
             Accounts payable and accrued expenses      (2,715,773)
             Notes payable                                (407,864)
             Goodwill                                   16,850,285
                                                       -----------
                                                       $17,835,577
                                                       ===========

The following unaudited pro forma financial information presents the combined results of operations of the Company, RF Power, and Ocean as if the acquisitions had taken place as of July 1, 1999. The pro forma information includes certain adjustments, including the amortization of goodwill, reduction of interest income, and certain other adjustments, together with the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, RF Power, and Ocean constituted a single entity during such periods.

                                                 Three Months Ended September 30
                                                 -------------------------------
                                                    2000                1999
                                                    ----                ----
           Net sales                             $23,163,222        $17,350,362
           Net income                              3,701,435          1,684,521

           Earnings per share:
                 Basic                                 .34               .20
                 Diluted                               .31               .19


NOTE 2: Inventories

           Inventories at September 30, 2000 and June 30, 2000 are summarized as follows:
                                                   Sept. 30           June 30
                                                   --------           -------

           Component parts                     $  8,630,517        $  6,538,207
           Work in process                        4,584,462           3,757,139
           Finished goods                         2,373,335           2,089,779
                                               ------------        ------------
                                               $ 15,588,314        $ 12,385,125
                                               ============        ============


NOTE 3: Property, Plant and Equipment

           Property, plant and equipment at September 30, 2000 and June 30, 2000 are summarized as follows:

                                                   Sept. 30            June 30
                                                   --------            -------

           Land and land improvements          $  1,362,050        $  1,362,050
           Buildings and improvements             7,626,794           6,986,155
           Machinery and equipment               35,694,582          32,635,865
                                               ------------        ------------
                                               $ 44,683,426        $ 40,984,070
                                               ------------        ------------

           Less accumulated depreciation
            and amortization                     29,047,611          27,647,477
                                               ------------        ------------

                                               $ 15,635,815        $ 13,336,593
                                               ============        ============

NOTE 4: Accrued Expenses

           Accrued expenses at September 30, 2000 and June 30, 2000 consist of the following:

                                                   Sept. 30             June 30
                                                   --------             -------
           Compensation                         $   811,963         $ 1,272,376
           Commissions                              738,774             510,855
           Other                                  1,324,636             461,010
                                                -----------        ------------

                                                $ 2,875,373        $  2,244,241
                                                ===========        ============

NOTE 5: Other Liabilities

           Other liabilities at September 30, 2000 and June 30, 2000 consist of the following:

                                                   Sept. 30             June 30
                                                   --------             -------
           Postemployment liability             $   904,187          $  920,602
           Deferred compensation                    571,857             578,000
                                                -----------          ----------
                                                  1,476,044           1,498,602
           Less current portion                     192,318             190,814
                                                -----------          ----------
                                                $ 1,283,726          $1,307,788
                                                ===========          ==========

NOTE 6: Restricted Stock Issue

           During the first quarter ended September 30, 2000, the Company issued 3,488 shares of restricted common stock under a restricted stock grant agreement for one employee. These shares have been included in the share count calculation for diluted earnings per share for the three months ended September 30, 2000 as required by FASB Statement No. 128 "Earnings per Share."

NOTE 7: Net Income Per Share

           Net income per share is computed based on the weighted average number of common shares and common stock options (using the treasury stock method) outstanding in accordance with the requirements of FASB Statement No. 128 "Earnings Per Share."

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                                  Three Months Ended
                                                                 --------------------
                                                              Sept. 30          Sept. 30
           Numerator:                                           2000              1999
                                                                ----              ----
           Net income available to
                  Common stockholders                        $ 3,981,086       $1,748,735
                                                             ===========       ==========

           Denominator:

           Denominator for basic net income per share:
                    Weighted average shares outstanding       10,964,069        8,311,439
                                                              ==========       ==========

           Denominator for diluted net income
                 Per share:
                    Weighted average shares outstanding       10,964,069        8,311,439
                    Common stock options
                      and restricted stock                       849,075          438,942
                                                              ----------       ----------
                    Weighted average shares and conversions   11,813,144        8,750,381
                                                              ==========       ==========

NOTE 8:  Segment Information

The Company operates predominately in the wireless communications, satellite communications and space and defense electronics markets. The Company's two reportable segments are the wireless group and the space and defense group, and have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products, delivery channel, and are consistent with the way the Company organizes and evaluates financial information internally for making operating decisions and assessing performance.

The wireless segment designs, manufactures and markets commercial products used mainly by the wireless communications market. Products produced in this business segment include highly integrated microwave signal distribution components and subsystems, as well as a product line of standard surface mount microwave signal splitting and combining components, trade name Xingera, that are used in terrestrial wireless communications base-station amplifiers.

The space and defense segment of the business designs, manufactures and markets specialized products for those companies in the radar and satellite communications markets. Products produced in this business segment include passive beamforming networks for communications satellite multi-beam antennas, digital frequency discriminators and other radar type discriminators, as well as a wide range of standard component products for defense electronics, such as mixers, couplers, power dividers and correlators.

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.


                                                     Space &     Corporate and
                                     Wireless        Defense      Unallocated    Consolidated
                                     --------        -------      -----------    ------------
Net sales:
     Three months ended
       September 30, 2000          $16,795,724     $ 5,428,250            ---    $22,223,974
       September 30, 1999            6,703,875       5,760,488            ---     12,464,363

Operating income:
     Three months ended
       September 30, 2000            3,036,294       1,239,891            ---      4,276,185
       September 30, 1999            1,312,841         950,666            ---      2,263,507

Identifiable assets:*
       September 30, 2000           44,738,749       7,702,340    145,425,698    197,866,787
       June 30, 2000                24,841,192       6,741,828    158,112,631    189,695,651

Depreciation and amortization:**
     Three months ended
       September 30, 2000              697,270         206,207            ---        903,477
       September 30, 1999              208,137         202,999            ---        411,136


     o Segment assets primarily include receivables, inventories, goodwill and patent. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable debt securities, other receivables, prepaid expenses, deferred income taxes, refundable income taxes and property, plant and equipment.

     o Depreciation expense is allocated departmentally based on an estimate of capital equipment employed by each department. Depreciation expense is then further allocated within the department as it relates to the specific business segment impacted by the consumption of the capital resources utilized. Due to the similarity of the property, plant and equipment utilized, the Company does not specifically identify these assets by individual business segment for internal reporting purposes. Amortization of goodwill arising from business combinations, and patent amortization, is allocated to the segments based on the sales segment classification of the acquired or applicable operation.

NOTE 9: Stock Split

On November 2, 2000, the Company's board of directors authorized a 2 for 1 stock split in the form of a stock dividend to shareholders of record on November 17, 2000. Share and per share amounts have not been restated to reflect the split which will occur subsequent to the filing of this Quarterly report on form 10-Q.

NOTE 10: Subsequent Event

On November 2, 2000, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 25,000,000 to 200,000,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis set forth below reviews the Company's operating results for the three months ended September 30, 2000 and its financial condition at September 30, 2000. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of September 30, 2000 and June 30, 2000, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2000 and 1999.

On July 31, 2000, the Company acquired substantially all the net assets of Ocean. Ocean is based in Neptune, New Jersey, and is primarily engaged in the design and manufacture of isolator and circulator components. The acquired business of Ocean is conducted from the Company's newly formed subsidiary, APPI. The purchase price, including direct acquisition costs, consisted of cash of $17.8 million. The acquisition was accounted for under the purchase method of accounting for business combinations.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                      Three Months Ended
                                                   Sept. 30,       Sept. 30,
                                                     2000            1999
                                                     ----            ----
Net sales                                           100.0%          100.0%
Cost of sales                                        60.3%           60.3%
                                                    ------          ------
     Gross profit                                    39.7%           39.7%
                                                    ------          ------

Operating expenses:
     Marketing                                        7.1%            9.0%
     Research and development                         5.0%            5.6%
     General and administrative                       8.4%            6.9%
                                                    ------          ------
              Total operating expenses               20.5%           21.5%
                                                    ------          ------

Operating income                                     19.2%           18.2%

Other income                                          8.4%            3.5%
Interest expense                                     (0.2%)          (0.1%)
                                                    ------          ------
Income before income taxes                           27.4%           21.6%
Income tax expense                                    9.5%            7.6%
                                                    ------          ------
     Net income                                      17.9%           14.0%
                                                    ======          ======

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                      Three Months Ended
                                                   Sept. 30        Sept. 30
                                                     2000            1999
                                                     ----            ----
Wireless                                          $16,796         $ 6,704
Space and Defense                                   5,428           5,760
                                                  -------         -------
                                                  $22,224         $12,464
                                                  =======         =======

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

Net Sales. Net sales increased $9.8 million, or 78%, to $22.2 million for the three months ended September 30, 2000, compared to $12.5 million for the first quarter of the previous year. This increase was led by a 151% increase in Wireless sales, which more than offset a 6% drop in sales of Space and Defense products.

The increase in sales of Wireless products, which consist of standard and surface mount catalog components and custom subassemblies for use in building Wireless basestation equipment, continues to reflect both the ongoing strong demand by the major basestation Original Equipment Manufacturers ("OEMs"), as well as the Company's success in achieving higher dollar content per basestation for its latest backplane products. Both shipments of custom basestation backplanes to OEMs and shipments of Xinger(R) and other surface mount products to amplifier manufacturers rose significantly in the second quarter in response to this demand. The quarter over quarter increase in Wireless sales also reflects the inclusion of two and three months sales of APPI and RF Power, respectively, and which accounted for approximately $6.3 million of the quarterly sales increase.

Sales of Space and Defense products consist of custom multi-layer components and assemblies for communications satellites and defense radar countermeasure subsystems for the military. Sales in the Space and Defense Group fell $332,000, or 6%, for the three months ended September 30, 2000 compared to the first quarter of the prior fiscal year. This decline resulted from the ongoing slow-down in the satellite voice communications market due to the lack of success of the Iridium program and other space based voice systems, which has caused delays and cancellations of many potential systems over the past eighteen months. Quarterly sales in this business area are expected to remain in the $5.0
- 6.0 million range through the remainder of fiscal 2001.

Gross Profit. Gross profit for the first quarter of fiscal 2001 was $8.8 million (39.7% of net sales) up from $5.0 million (39.7% of net sales) for the first quarter of fiscal 2000. Gross profit increased significantly due to the absolute increase in sales in the current first quarter, compared to the first quarter of fiscal 2000. The increase in sales volume did not result in further improvement in gross margin as a percent of sales, quarter over quarter, as the gross margins at the Company's new subsidiaries are not yet as profitable as its main operations in East Syracuse, New York. The Company expects gross margins to remain at current levels in quarter two and then to improve in the second half of fiscal 2001. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs and test costs.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 40% to $1.6 million (7.1% of net sales) for the first quarter of fiscal 2001 from $1.1 million (9.0% of net sales) for the first quarter of fiscal 2000. This increase was a result of the continuing expansion of the Company's marketing and sales organization to support increased order volume and the inclusion of two months expense for APPI and three months expense for RF Power.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses increased 59% to $1.1 million (5.0% of net sales) in the first quarter of fiscal 2001 from $702,000 million (5.6% of net sales) for the first quarter of fiscal 2000. Research and development expenditures are expanding to support further development of wireless infrastructure products and 3G broadband fixed wireless product opportunities. The formation of APPI did not have a material impact on the Company's research and development expense in the first quarter of fiscal 2001.

General and Administrative. General and administrative expenses increased 115% to $1.9 million (8.4% of net sales) for the first quarter of fiscal 2001 from $864,000 (6.9% of net sales) for the first quarter of fiscal 2000. General and administrative expenses have increased due to the hiring of additional personnel to support the Company's corporate acquisition activity and in part to a rise in professional fees due to the Company's growth.

Additionally, the first quarter of fiscal 2001 includes two months general and administrative expense for APPI and three months general and administrative expense for RF Power.

Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 328% to $1.9 million (8.4% of net sales) for the first quarter of fiscal 2001 from $437,000 (3.5% of net sales) for the first quarter of fiscal 2000 due to the $112 million net proceeds raised through the Company's follow-on offering completed in April, 2000.

Interest Expense. Interest expense represents commitment fees and interest paid on certain deferred obligations. Interest expense for the first quarter of fiscal 2001 was $41,000 (0.2% of net sales) compared to $9,000 (0.1% of net sales) for the first quarter of fiscal 2000. The increase in interest expense was caused by the addition of interest bearing obligations of RF Power.

Income Taxes. Income tax expense for the first quarter of fiscal 2001 was $2.1 million (9.5% of net sales), representing an effective tax rate of 35%. This compared to $942,000 (7.6% of net sales) for the first quarter of fiscal 2000, also representing an effective tax rate of 35%.

Liquidity and Capital Resources

Net cash provided by operations for the three months ended September 30, 2000 and the three months ended September 30, 1999 were $4.7 million and $1.2 million, respectively. The positive flow from operations in both the first three months of fiscal 2001 and 2000 was due primarily to the profit attained in both periods.

Net cash used in investing activities consists of funds used to purchase capital equipment and funds used to purchase the assets of Ocean in July, 2000. Capital equipment and building renovation related expenditures amounted to $2.6 million and $599,000 for the three months ended September 30, 2000 and 1999, respectively. These capital investments consisted of building renovations and equipment purchases to further expand the Company's wireless production capabilities. Additionally, in the first quarter of fiscal 2001, the Company expended $17.8 million in cash to purchase the assets of Ocean through the Company's new subsidiary, APPI. Funds for this transaction were obtained from the sale of short-term marketable securities in the amount of $17.5 million. Cash used in investing activities in addition to capital expenditures in the first quarter of fiscal 2000 (the prior year) were $8.1 million and consisted of funds used to buy marketable securities.

Net cash provided by financing activities for the three months ended September 30, 2000 and 1999 was $378,000 and $104,000, respectively, and in both years consisted primarily of funds generated by the exercise of stock options. In the first quarter of fiscal 2001, funds used in financing activities amounted to $408,000 and consisted of funds used to pay off the notes payable of Ocean, which were assumed as part of the asset purchase.

During the remainder of fiscal 2001 the Company's main cash requirements will be for additions to capital equipment and the funding of a 56,000 square foot addition to the Company's main plant in East Syracuse, New York. Capital equipment additions for fiscal 2001 have been budgeted at approximately $6.5 million and consist mainly of production equipment for the Company's expanding wireless production operation and a new mainframe computer and software to run the Company's manufacturing system. The new building addition project has been budgeted at $12.0 million, consisting of $7.5 million for building costs and $4.5 million for furnishings and equipment for the new facility.

In addition to the Company's cash and marketable debt securities, the Company has a credit facility providing an unsecured $10 million working capital revolving line of credit bearing interest at prime and maturing December 31, 2003. The terms of the credit facility require maintenance of minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the loan agreement. The Company believes that it was in compliance with all restrictions and covenants at September 30, 2000. At September 30, 2000, $0 was outstanding under the credit facility.

The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations, and funds available under its credit facilities.

Year 2000 Status

The Company has conducted a full review of its programs and systems that could be affected by the "year 2000 problem" ("Y2K"). The Company undertook projects to update and replace all known noncompliant internal information systems and processes to ensure that the Y2K situation would not have an adverse impact on the Company's internal operations.

As of the date of this of this filing, the Company has not incurred any significant business interruptions as a result of the Y2K problem. However, while the Company has not become aware of any such occurrence, Y2K problems may surface throughout calendar year 2000. Therefore, there is no assurance that the Company will not be negatively impacted by the Y2K problem in the future. The Company will continue to monitor this situation and attempt to expeditiously address any issues that may arise.

Based on its readiness efforts, the Company currently does not reasonably foresee any material year 2000 issues, and therefore the costs associated with potential year 2000 issues that may arise during the remainder of calendar year 2000 are not expected to have a material adverse effect on either the financial condition or results of operations of the Company.

Recent Accounting Pronouncements

On June 30, 1998, the financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
133), which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. Upon implementation, the SFAS 133 did not have a significant effect on the Company's financial statements.

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

In March 2000, the FASB issued its Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The Company does not expect the implementation of these guidelines to have a material impact on its consolidated financial position, liquidity, or results of operations.

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. Because these statements are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: loss of one or more of a limited number of OEMs as customers; the inability to attract and retain qualified engineers and other key employees to maintain and grow the Company's business; the unavailability of component parts and services from a limited number of suppliers; changes in customer order patterns; cancellations of existing contracts or orders; difficulties in successfully integrating the businesses of RF Power and Ocean; inability to effectively manage possible future growth; failure to successfully execute the manufacturing ramp; potential interruption of operations resulting from the relocation of APPI to a larger manufacturing location in New Jersey; the failure of wireless customers' annual procurement forecasts to result in future sales; and litigation involving antitrust intellectual property, product warranty, and other issues.

Management believes the Company has the products, human resources, facilities, and financial resources to continue its growth, but future revenues, margins, and profits are all influenced by a number of risk factors, including but not limited to those discussed above.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses the Company's possible exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those discussed above.

As of September 30, 2000, the Company had cash, cash equivalents and marketable debt securities of $124.6 million, of which approximately $116.3 million consisted of highly liquid investments in marketable debt securities. These investments at the date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rate of 10% from September 30, 2000 rates would cause the market price of these securities to decline by an insignificant amount. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations. Over time however, declines in interest rates will reduce the Company's interest income.

The Company does not currently own any material equity investments. Therefore, the Company does not currently have any direct equity price risk.

All of the Company's sales to foreign customers are denominated in United States dollars and, accordingly, the Company is not currently exposed to foreign currency exchange risk.

Item 6.           Exhibits and Reports on Form 8-K

Item 6(a)         Exhibits

                  3.1 Certificate of Incorporation (1)
                  3.2 Restated Bylaws (2)

Exhibit No. 27    Financial Data Schedule

Item 6(b)         Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on August 15, 2000 related to its acquisition of substantially all of the net assets of Ocean Microwave, Inc.

----------------
            (1) (A) Restated Certificate of Incorporation of the Company, filed on August 11, 1967, is incorporated herein by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-1 (Registration No. 2-42704), (B) Amendment, filed December 19, 1980, is incorporated herein by reference to Exhibit 4.1 (ii) to the Company's Registration Statement on Form S-2 (Registration No. 2-86025); (C) Amendment, filed March 18, 1985, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1987; (D) Amendment, filed December 14, 1987, is incorporated herein by reference to Exhibit 4(a)(iv) to the Company's Registration Statement on Form S-8 (Registration No. 33-19618); (E) Amendment, filed April 8, 1999, is incorporated herein by reference to
      Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1999; and (F) Amendment, filed February 8, 2000, is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed on March 2, 2000.

            (2) Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Anaren Microwave, Inc.
                                    (Registrant)

Date:  November 9, 2000             S/Lawrence A. Sala
                                    --------------------------------------------
                                    President & Chief Executive Officer


Date: November 9, 2000              S/Joseph E. Porcello
                                    --------------------------------------------
                                    Vice President of Finance