Form 10-Q
period 2000-12-31
ANAREN MICROWAVE INC
filed 2001-02-12
CIK 6314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares of Registrant's Common Stock outstanding on February 12, 2001 was 22,413,096.

                             ANAREN MICROWAVE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

      Item 1.     Financial Statements

                  Consolidated Condensed Balance Sheets as of              3
                  December 31, 2000 (unaudited) and June 30, 2000

                  Consolidated Condensed Statements of Earnings            4
                  for the Three Months Ended December 31,
                  2000 and 1999 (unaudited)

                  Consolidated Condensed Statements of Earnings            5
                  For the Six Months Ended December 31,
                  2000 and 1999 (unaudited)

                  Consolidated Condensed Statements of Cash Flows          6
                  for the Six Months Ended December 31,
                  2000 and 1999 (unaudited)

                  Notes to Consolidated Condensed Financial                7
                  Statements (unaudited)

       Item 2.    Management's Discussion and Analysis                    12
                  of Financial Condition and Results of Operations

       Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk                                       19

       PART II - OTHER INFORMATION

       Item 4.    Exhibits and Reports on Form 8-K                        20

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                       December 31, 2000 and June 30, 2000


                                                          (Unaudited)
                   Assets                                Dec. 31, 2000     June 30, 2000
                   ------                                -------------     -------------
Current assets:
       Cash and cash equivalents                         $   9,798,282    $   6,179,202
       Marketable debt securities                           80,704,490       79,926,644
       Receivables, less allowance of $55,000               15,635,440       10,992,693
       Inventories (note 2)                                 16,039,690       12,385,125
       Accrued interest receivable                           1,663,782        2,121,050
       Other current assets                                  2,685,632        2,157,362
                                                         -------------    -------------
                   Total current assets                    126,527,316      113,762,076
                                                         -------------    -------------
   Marketable debt securities                               37,515,269       53,874,918
   Property, plant and equipment, net (note 3)              17,910,676       13,336,593
   Goodwill, net of accumulated amortization
       of $902,828 at December 31, 2000
       and $173,796 at June 30, 2000                        23,816,494        7,647,108
   Deferred income taxes, long term                            399,293          571,862
   Patent, net of accumulated amortization
       of $107,806 at December 31, 2000
       and $71,871 at June 30, 2000                            467,159          503,094
                                                         -------------    -------------
                                                         $ 206,636,207    $ 189,695,651
                                                         =============    =============
         Liabilities and Stockholders' Equity
   Current liabilities:
       Accounts payable                                  $   6,269,150    $   3,830,807
       Accrued expenses (note 4)                             2,719,408        2,244,241
       Income taxes payable                                    345,794          623,431
       Customer advance payments                                26,914          601,957
       Other current liabilities (note 5)                      196,066          190,814
                                                         -------------    -------------
                   Total current liabilities                 9,557,332        7,491,250
   Postretirement benefit obligation                         1,325,365        1,324,978
   Other liabilities                                         1,238,876        1,307,788
                                                         -------------    -------------
                   Total liabilities                        12,121,573       10,124,016
                                                         -------------    -------------
   Stockholders' equity:
       Common stock of $.01 par value.  Authorized
          200,000,000 shares; issued 25,388,118 shares
          at December 31, 2000 and 24,964,362 shares
          at June 30, 2000                                     253,881          249,644
       Additional paid-in capital                          164,078,357      156,097,167
       Unearned compensation                                (2,041,731)        (723,712)
       Retained earnings                                    35,705,110       27,429,519
                                                         -------------    -------------
                                                           197,995,617      183,052,618
       Less cost of 3,060,822 treasury shares                3,480,983        3,480,983
                                                         -------------    -------------
                   Total stockholders' equity              194,514,634      179,571,635
                                                         -------------    -------------
                                                         $ 206,636,207    $ 189,695,651
                                                         =============    =============

     See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           December 31, 2000 and 1999
                                   (Unaudited)

                                                 Dec. 31, 2000     Dec. 31, 1999
                                                 -------------     -------------
Net sales                                        $ 25,188,261      $ 13,270,876

Cost of sales                                      15,117,855         7,930,472
        Gross profit                               10,070,406         5,340,404

Operating expenses:
        Marketing                                   1,731,592         1,158,617
        Research and development                    1,342,931           787,494
        General and administrative                  2,159,807           925,527
                                                 ------------      ------------
              Total operating expenses              5,234,330         2,871,638
                                                 ------------      ------------
Operating income                                    4,836,076         2,468,766
                                                 ------------      ------------
Other income                                        1,800,249           501,817
Interest expense                                      (41,820)          (10,654)
                                                 ------------      ------------
Income before income taxes                          6,594,505         2,959,929
Income tax expense                                  2,300,000         1,036,000
                                                 ------------      ------------
Net income                                       $  4,294,505      $  1,923,929
                                                 ============      ============
Net income per common and common
   share equivalent:
        Basic                                    $        .19      $        .12
                                                 ============      ============
        Diluted                                  $        .18      $        .11
                                                 ============      ============
Shares used in computing net income per
    common and common share equivalent:
        Basic                                      22,085,318        16,699,149
                                                 ============      ============
        Diluted                                    23,657,599        17,831,031
                                                 ============      ============
Dividends per share                              $       --        $       --
                                                 ============      ============

     See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                Six Months Ended
                           December 31, 2000 and 1999
                                   (Unaudited)
                                                 Dec. 31, 2000     Dec. 31, 1999
                                                 -------------     -------------
Net sales                                        $ 47,412,235      $ 25,735,239
Cost of sales                                      28,515,558        15,443,530
                                                 ------------      ------------
        Gross profit                               18,896,677        10,291,709
                                                 ------------      ------------
Operating expenses:
        Marketing                                   3,306,014         2,280,302
        Research and development                    2,461,457         1,489,732
        General and administrative                  4,016,945         1,789,402
                                                 ------------      ------------
              Total operating expenses              9,784,416         5,559,436
                                                 ------------      ------------
Operating income                                    9,112,261         4,732,273
                                                 ------------      ------------
Other income                                        3,668,917           938,420
Interest expense                                      (82,587)          (20,029)
                                                 ------------      ------------
Income before income taxes                         12,698,591         5,650,664
Income tax expense                                  4,423,000         1,978,000
                                                 ------------      ------------
Net income                                       $  8,275,591      $  3,672,664
                                                 ============      ============
Net income per common and common
   share equivalent:
        Basic                                    $        .38      $        .22
                                                 ============      ============
        Diluted                                  $        .35      $        .21
                                                 ============      ============
Shares used in computing net income per
   common and common share equivalent:
        Basic                                      22,008,146        16,661,013
                                                 ============      ============
        Diluted                                    23,642,139        17,665,896
                                                 ============      ============
Dividends per share                              $       --        $       --
                                                 ============      ============

     See accompanying notes to consolidated condensed financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended
                           December 31, 2000 and 1999
                                   (Unaudited)

Cash flows from operating activities:                     2000         1999
                                                          ----         ----
  Net income                                         $  8,275,591  $  3,672,664
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                     1,237,188       807,846
      Amortization of intangibles                         764,967        35,935
      Deferred income taxes                              (160,541)      (54,558)
      Unearned compensation                               207,081        42,572
      Tax benefit from exercise of stock options        4,233,791          --
      Changes in operating assets and liabilities,
        net of acquisition:
        Receivables                                    (3,089,421)   (2,290,454)
        Inventories                                    (1,410,837)      (15,947)
        Accrued interest receivable                       457,268          --
        Other current assets                             (152,675)     (208,133)
        Accounts payable                                  (93,041)      120,891
        Accrued expenses                                  290,778      (180,838)
        Income taxes payable                             (277,637)       95,511
        Customer advance payments                        (575,043)     (168,457)
        Other liabilities                                 (63,660)      100,000
        Postretirement benefit obligation                     387        28,355
                                                     ------------  ------------
          Net cash provided by operating activities     9,644,196     2,401,653
                                                     ------------  ------------
Cash flows from investing activities:
  Capital expenditures                                 (5,541,881)   (2,023,078)
  Net sale (purchase) of marketable debt securities    15,581,803    (8,183,789)
  Purchase of Ocean Microwave, Inc. assets            (17,883,710)         --
                                                     ------------  ------------
          Net cash used in investing activities        (7,843,788)  (10,206,867)
                                                     ------------  ------------
Cash flows from financing activities:
  Payment on notes payable                               (407,864)         --
  Stock options exercised                               2,226,536       391,697
                                                     ------------  ------------
          Net cash provided by
            financing activities                        1,818,672       391,697
                                                     ------------  ------------
          Net increase (decrease) in cash
            and cash equivalents                        3,619,080    (7,413,517)
Cash and cash equivalents at beginning of period        6,179,202    13,481,576
                                                     ------------  ------------
Cash and cash equivalents at end of period           $  9,798,282  $  6,068,059
                                                     ============  ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                      $     82,587   $     20,029
                                                     ============   ============
       Income taxes                                  $    500,000   $  1,470,000
                                                     ============   ============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 2000, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2001, or any future interim period.

The income tax rate of 35% utilized for interim financial statement purposes for the six months ended December 31, 2000 and 1999 is based on estimates of income and utilization of tax credits for the entire year.

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

Ocean Microwave Corporation

On July 31, 2000, the Company acquired substantially all the net assets of Ocean Microwave Corporation ("Ocean"). Ocean was based in Neptune, New Jersey, and was primarily engaged in the design and manufacture of isolator and circulator components. The acquired Ocean business is conducted from the Company's subsidiary, Anaren Power Products, Inc. ("APPI"). The transaction is being accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of APPI have been included in the Company's consolidated financial statements since the date of acquisition.

The purchase price, subject to adjustment, was $17,883,710, including direct acquisition costs, which was allocated to the net assets acquired and liabilities assumed based upon estimated fair market values with the excess consideration over such fair values recorded as goodwill to be amortized on a straight-line basis over 15 years. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, subject to an independent appraisal, is as follows:

       Accounts receivable                                         $1,553,326
       Inventories                                                  2,243,728
       Plant and equipment                                            269,390
       Other assets                                                    42,485
       Accounts payable and accrued expenses                       (2,715,773)
       Notes payable                                                 (407,864)
       Goodwill                                                    16,898,418
                                                                  -----------
                                                                  $17,883,710
                                                                  ===========

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


                              Three Months Ended                  Six Months Ended
                           ------------------------          -------------------------
                           Dec. 31          Dec. 31          Dec. 31           Dec. 31
                            2000             1999             2000              1999
                            ----             ----             ----              ----
Net sales             $   25,188,261   $   18,527,014   $   48,351,483   $   35,877,376
Net income                 4,294,505        1,953,499        8,001,085        3,638,019

Earnings per share:
  Basic                          .19              .12              .36              .22
  Diluted                        .18              .11              .34              .20

NOTE 2: Inventories

        Inventories at December 31, 2000 and June 30, 2000 are summarized as follows:
                                                      Dec. 31       June 30
                                                    -----------   -----------
            Component parts                         $ 9,567,401   $ 6,538,207
            Work in process                           3,720,448     3,757,139
            Finished goods                            2,751,841     2,089,779
                                                    -----------   -----------
                                                    $16,039,690   $12,385,125
                                                    ===========   ===========
NOTE 3: Property, Plant and Equipment

       Property, plant and equipment at December 31, 2000 and June 30, 2000 are summarized as follows:
                                                      Dec. 31       June 30
                                                    -----------   -----------
           Land and land improvements               $ 1,374,050   $ 1,362,050
           Buildings and improvements                 8,405,896     6,986,155
           Machinery and equipment                   37,847,591    32,635,865
                                                     -----------   -----------
                                                    $47,627,537   $40,984,070
           Less accumulated depreciation
           and amortization                          29,716,861    27,647,477
                                                     -----------   -----------
                                                    $17,910,676   $13,336,593
                                                     ===========  ============

NOTE 4: Accrued Expenses

      Accrued expenses at December 31, 2000 and June 30, 2000 consist of the following:

                                                      Dec. 31      June 30
                                                    ----------   ----------
           Compensation                             $  875,947   $1,272,376
           Commissions                                 670,452      510,855
           Other                                     1,173,009      461,010
                                                    ----------   ----------

                                                    $2,719,408   $2,244,241
                                                    ==========   ==========

NOTE 5: Other Liabilities

      Other liabilities at December 31, 2000 and June 30, 2000 consist of the following:

                                                      Dec. 31      June 30
                                                    ----------   ----------
              Postemployment liability              $  869,228   $  920,602
              Deferred compensation                    565,714      578,000
                                                    ----------   ----------
                                                     1,434,942    1,498,602
              Less current portion                     196,066      190,814
                                                    ----------   ----------
                                                    $1,238,876   $1,307,788
                                                    ==========   ==========

NOTE 6: Restricted Stock Issue

      During the first quarter ended September 30, 2000, the Company issued 6,976 shares of restricted common stock under a restricted stock grant agreement for one employee. During the second quarter ended December 31, 2000, the Company issued 24,000 shares of restricted common stock under a deferred compensation program approved by the Board of Directors. These shares have been included in the share count calculation for diluted earnings per share for the three and six month periods ended December 31, 2000 as required by FASB Statement No. 128 "Earnings per Share."

NOTE 7: Net Income Per Share

      Net income per share is computed based on the weighted average number of common shares and common stock options (using the treasury stock method) outstanding in accordance with the requirements of FASB Statement No. 128 "Earnings Per Share."

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                    Three Months Ended          Six Months Ended
                                                       December 31                 December 31
Numerator:                                          2000          1999          2000         1999
                                                    ----          ----          ----         ----

Net income available to
     Common stockholders                         $ 4,294,505   $ 1,923,929     8,275,591   $ 3,672,664
                                                 ===========   ===========   ===========   ===========
Denominator:
Denominator for basic net income Per share:
       Weighted average shares outstanding        22,085,318    16,699,149    22,008,146    16,661,013
                                                 ===========   ===========   ===========   ===========
Denominator for diluted net income Per share:
       Weighted average shares outstanding        22,085,318    16,699,149    22,008,146    16,661,013
       Common stock options
         and restricted stock                      1,572,281     1,131,882     1,633,993     1,004,883
                                                 -----------   -----------   -----------   -----------
       Weighted average shares and conversions    23,657,599    17,831,031    23,642,139    17,665,896
                                                 ===========   ===========   ===========   ===========

NOTE 8: Segment Information

The Company operates predominately in the wireless communications, satellite communications and space and defense electronics markets. The Company's two reportable segments are the wireless group and the space and defense group, and have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products and delivery channel, and are consistent with the way the Company organizes and evaluates financial information internally for making operating decisions and assessing performance.

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


                                                      Space &     Corporate and
                                       Wireless       Defense      Unallocated   Consolidated
                                       --------       -------      -----------   ------------
Net sales:
     Three months ended:
       December 31, 2000            $ 19,768,681      5,419,580             --   $ 25,188,261
       December 31, 1999            $  7,547,392      5,723,484             --   $ 13,270,876
     Six months ended
       December 31, 2000            $ 36,564,405     10,847,830             --   $ 47,412,235
       December 31, 1999            $ 14,251,267     11,483,972             --   $ 25,735,239

Operating income:
     Three months ended:
       December 31, 2000               3,909,200        926,876             --      4,836,076
       December 31, 1999               1,688,759        780,007             --      2,468,766
     Six months ended:
       December 31, 2000               6,945,494      2,166,767             --      9,112,261
       December 31, 1999               3,001,600      1,730,673             --      4,732,273

Identifiable assets:*
       Six months ended:
       December 31, 2000              47,963,087      8,050,694    150,622,426    206,636,207
       June 30, 2000                  24,841,192      6,741,828    158,112,631    189,695,651

Depreciation and Amortization:**
       Three months ended:
       December 31, 2000                 841,891        256,787             --      1,098,678
       December 31, 1999                 209,242        223,403             --        432,645
     Six months ended:
       December 31, 2000               1,539,161        462,994             --      2,002,155
       December 31, 1999                 417,379        426,402             --        843,781

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

NOTE 9: Common Stock

On November 2, 2000, the Company's board of directors authorized a two for one stock split in the form of a stock dividend paid on November 27, 2000 to shareholders of record on November 17, 2000. All share and per share data in these consolidated financial statements and footnotes have been retroactively restated as if the stock split had occurred as of the earliest period presented.

On November 2, 2000, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 25,000,000 to 200,000,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis set forth below reviews the Company's operating results for the three month and six month periods ended December 31, 2000 and its financial condition at December 31, 2000. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

On July 31, 2000, the Company acquired substantially all the net assets of Ocean. Ocean was based in Neptune, New Jersey, and was primarily engaged in the design and manufacture of isolator and circulator components. The acquired business of Ocean is conducted from the Company's subsidiary, APPI. The purchase price, including direct acquisition costs, consisted of cash of $17.9 million. The acquisition was accounted for under the purchase method of accounting for business combinations.

Operations for the second quarter and first six months of fiscal 2001 were highlighted by continuing escalation of commercial Wireless sales and a significant improvement in net income over the second quarter and first half of fiscal 2000.

Net sales for the second quarter ended December 31, 2000 were $25,188,000, up 90% from net sales of $13,271,000 for the same period in fiscal 2000, while net sales for the first six months of fiscal 2001 were $47,412,000, up 84% over sales of $25,735,000 for the first six months in the previous year. The Company recorded earnings of $4,295,000 for the second quarter of fiscal 2001, compared to earnings of $1,924,000 for the same quarter in fiscal 2000, while earnings for the first six months ended December 31, 2000 amounted to $8,276,000, an increase of 125% over earnings of $3,673,000 for the first half of fiscal 2000.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                          Three Months Ended   Six Months Ended
                                          Dec. 31    Dec. 31   Dec. 31   Dec. 31
                                           2000       1999      2000      1999
                                           ----       ----      ----      ----
Net sales                                  100.0%    100.0%    100.0%    100.0%
Cost of sales                               60.0%     59.8%     60.1%     60.0%
                                           ------    ------    ------    ------
     Gross profit                           40.0%     40.2%     39.9%     40.0%
                                           ------    ------    ------    ------
Operating expenses:
     Marketing                               6.9%      8.7%      7.0%      8.8%
     Research and development                5.3%      5.9%      5.2%      5.8%
     General and administrative              8.6%      7.0%      8.5%      7.0%
                                           ------    ------    ------    ------
              Total operating expenses      20.8%     21.6%     20.7%     21.6%
                                           ------    ------    ------    ------
Operating income                            19.2%     18.6%     19.2%     18.4%

Other income                                 7.1%      3.8%      7.7%      3.7%
Interest expense                            (0.2%)    (0.1%)    (0.2%)    (0.1%)
                                           ------    ------    ------    ------
Income before income taxes                  26.1%     22.3%     26.7%     22.0%
Income tax expense                           9.1%      7.8%      9.3%      7.7%
                                           ------    ------    ------    ------
     Net income                             17.0%     14.5%     17.4%     14.3%
                                           ======    ======    ======    ======

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                          Three Months Ended    Six Months Ended
                                          Dec. 31    Dec. 31    Dec. 31  Dec. 31
                                           2000        1999      2000     1999
                                           ----        ----      ----     ----
Wireless                                   $19,769   $ 7,547   $36,564   $14,251
Space and Defense                            5,419     5,724    10,848    11,484
                                           -------   -------   -------   -------

                                           $25,188   $13,271   $47,412   $25,735
                                           =======   =======   =======   =======

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Net Sales. Net sales increased $11.9 million, or 90%, to $25.2 million for the three months ended December 31, 2000, compared to $13.3 million for the second quarter of the previous year. This increase was led by a 162% rise in sales of Wireless products which more than offset a 5% decrease in sales of Space and Defense group products.

The increase in sales of Wireless products, which consist of standard and surface mount catalog components and custom subassemblies for use in building wireless basestation equipment, continues to reflect both the ongoing strong demand by major basestation Original Equipment Manufacturers ("OEMs"), as well as the Company's success in achieving higher dollar content per basestation for its latest backplane products. Both shipments of custom basestation backplanes to OEMs and shipments of Xingersa and other surface mount products to amplifier manufacturers rose significantly in the second quarter in response to this demand. The quarter over quarter increase in Wireless sales also reflects the inclusion of three months sales of APPI and RF Power, Inc. which accounted for approximately $8.2 million of the quarterly sales increase.

Sales of Space and Defense products consist of custom multi-layer components and assemblies for communications satellites and defense radar countermeasure subsystems for the military. Sales in the Space and Defense Group declined $305,000, or 5%, for the three months ended December 31, 2000 compared to the second quarter of the prior fiscal year. This decline resulted from the ongoing slow-down in the satellite voice communications market due to the lack of success of the Iridium program and other space based voice systems, which has caused delays and cancellations of many potential systems over the past eighteen months. Quarterly sales in this business area are expected to remain in the $5.0
- 6.0 million range through the remainder of fiscal 2001.

Gross Profit. Gross profit for the second quarter of fiscal 2001 was $10.1 million (40.0% of net sales), up from $5.3 million (40.2% of net sales) for the second quarter of fiscal 2000. Gross profit increased significantly due to the absolute increase in sales in the current second quarter, compared to the second quarter of fiscal 2000. The increase in sales volume did not result in further improvement in gross margin as a percent of sales, quarter over quarter, as the gross margins at the Company's new subsidiaries are not yet as profitable as its main operations in East Syracuse, New York. The Company expects gross margins to remain at current levels or improve slightly in the second half of fiscal 2001. Cost of sales consists primarily of engineering design costs, material fabrication costs, assembly costs and test costs.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 50% to $1,732,000 (6.9% of sales) for the three months ended December 31, 2000 from $1,158,000 (8.7% of net sales) for the three months ended December 31, 1999. The increase is a result of further development of the marketing organization to support the Company's expanding commercial market and order volume, as well as three months of expense for APPI and RF Power.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses increased 71% to $1.3 million (5.3% of net sales) in the second quarter of fiscal 2001 from $787,000 million (5.9% of net sales) for the second quarter of fiscal 2000. Research and development expenditures are expanding to support further development of wireless infrastructure products and 3G broadband fixed wireless product opportunities. The inclusion of APPI and RF Power in the Company's research and development expense in the second quarter of fiscal 2001 accounted for approximately $140,000 in additional expenses.

General and Administrative. General and administrative expenses increased 133% to $2.2 million (8.6% of net sales) for the second quarter of fiscal 2001 from $926,000 (7.0% of net sales) for the second quarter of fiscal 2000. General and administrative expenses have increased due to the hiring of additional personnel to support the Company's corporate acquisition activity and in part to a rise in professional fees due to the Company's growth. Additionally, the current quarter expense includes three months general and administrative expense for APPI and RF Power.

Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 259% to $1.8 million (7.1% of net sales) for the second quarter of fiscal 2001 from $502,000 (3.8% of net sales) for the second quarter of fiscal 2000 due to the $112 million net proceeds raised through the Company's follow-on offering completed in April, 2000.

Interest Expense. Interest expense represents commitment fees and interest paid on certain deferred obligations. Interest expense for the second quarter of fiscal 2001 was $42,000 (0.2% of net sales) compared to $11,000 (0.1% of net sales) for the second quarter of fiscal 2000. The increase in interest expense was caused by the addition of interest bearing obligations of RF Power.

Income Taxes. Income tax expense for the second quarter of fiscal 2001 was $2.3 million (9.1% of net sales), representing an effective tax rate of 35%. This compared to $1.0 million (7.8% of net sales) for the first quarter of fiscal 2000, also representing an effective tax rate of 35%.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31,
1999

Net Sales. Net sales increased 84% to $47.4 million for the six months ended December 31, 2000, from $25.7 million for the first half of the previous year. This increase resulted from a 157% rise in sales of Wireless products, which more than offset a 6% drop in shipments of Space and Defense products. Wireless product sales continue to rise due to high demand for custom wireless basestation products from major OEMs as well as escalating demand for the Company's Xingera brand of surface mount components used by wireless amplifier manufacturers. Additionally, the Company's wireless sales in the current quarter include five and six months of sales of APPI and RF Power, respectively.

Sales in the Space and Defense group fell 6%, or $636,000, for the six months ended December 31, 2000 compared to the first half of the previous year. This fall off in sales for the Space and Defense group is due to delays and cancellations of satellite systems in the prior fiscal year as a result of the failure of existing voice communications systems.

Gross Profit. Gross profit for the first six months of fiscal 2001 was $18.9 million (39.9% of net sales), up from $10.3 million (40.0% of net sales) for the first six months of fiscal 2000. This increase in sales volume has not yet resulted in improved margins as a percent of sales as the gross margins at APPI and RF Power are not yet as strong as the margins at its main plant.

Marketing. Marketing expense increased 45% to $3.3 million (7.0% of net sales) for the first six months of fiscal 2001 from $2.3 million (8.8% of net sales) for the first six months of fiscal 2000. This increase is a result of the Company expanding its marketing and sales organization to support increasing order volume, as well as the inclusion of fiscal 2001 of five and six months of marketing expense of APPI and RF Power, respectively.

Research and Development. Research and development expense rose 65% to $2,461,000 (5.2% of net sales) in the first half of fiscal 2001 from $1,490,000 (5.8% of net sales) for the first half of fiscal 2000. Research and development expenditures are expanding to support further development of Wireless infrastructure products and 3G broadband fixed wireless opportunities. The inclusion of APPI and RF Power research and development expenditures did not have a significant impact on the growth of research costs in the first six months of fiscal 2001.

General and Administrative. General and administrative expenses increased 124% to $4.0 million (8.5% of net sales) for the six months ended December 31, 2000 from $1.8 million (7.0% of net sales) for the six months ended December 31, 1999. General and administrative expenses have increased due to the hiring of additional personnel and a rise in professional fees due to the growth of the Company and acquisitions. Additionally, the first half of fiscal 2001 expenses includes five and six months of general and administrative expense for APPI and RF Power, respectively.

Other Income. Other income increased 291% to $3.7 million (7.7% of net sales) for the first half of fiscal 2001 from $938,000 (3.7% of net sales) for the first half of fiscal 2000 due to the $112 million net proceeds raised through the Company's follow-on offering completed in April, 2000.

Interest Expense. Interest expense for the first half of fiscal 2001 was $83,000 (0.2% of net sales) compared to $20,000 (0.1% of net sales) for the first half of fiscal 2000. The increase in interest expense was caused by the addition of interest bearing obligations of RF Power.

Income Taxes. Income tax expense for the first half of fiscal 2001 was $4.4 million (9.3% of net sales), representing an effective tax rate of 35%. This compared to $2.0 million (7.7% of net sales) for the first quarter of fiscal 2000, also representing an effective tax rate of 35%.

Liquidity and Capital Resources

The Company has financed its operations for the six months ended December 31, 2000 primarily from cash flows from operations. Net cash provided by operations for the six months ended December 31, 2000 and 1999 were $9.6 million and $2.4 million, respectively. The positive cash flow from operations in the first six months of both fiscal 2000 and 1999 was due primarily to the profit attained in both periods. The relatively higher level of cash provided by operations in the six months ended December 31, 2000 (current year) compared to the first six months of the last fiscal year, resulted primarily from the significant tax benefit ($4.2 million) from the exercise of stock options in the first half of fiscal 2001 compared to the lack of any such tax benefit in the first half of last fiscal year.

Net cash used in investing activities consists of funds used to purchase capital equipment and funds used to purchase the assets of Ocean in July, 2000. Capital equipment and building renovation related expenditures amounted to $5.5 million and $2.0 million for the six months ended December 31, 2000 and 1999, respectively. These capital investments consisted of building renovations and equipment purchases to further expand the Company's wireless production capabilities. Additionally, in the first quarter of fiscal 2001, the Company expended $17.8 million in cash to purchase the assets of Ocean through the Company's new subsidiary, APPI. Funds for this transaction were obtained primarily from the sale of short-term marketable securities in the amount of $17.5 million. Cash used in investing activities in addition to capital expenditures in the first quarter of fiscal 2000 (the prior year) were $8.1 million and consisted of funds used to buy marketable securities.

Net cash provided by financing activities for the six months ended December 31, 2000 and 1999 was $1.8 million and $392,000, respectively, and in both years consisted primarily of funds generated by the exercise of stock options. In the first half of fiscal 2001, funds used in financing activities amounted to $408,000 and consisted of funds used to pay off the notes payable of Ocean, which were assumed as part of the asset purchase.

During the remainder of fiscal 2001 the Company's main cash requirements will be for additions to capital equipment and the funding of a 56,000 square foot addition to the Company's main plant in East Syracuse, New York. Capital equipment additions for fiscal 2001 have been budgeted at approximately 7 - 8% of sales and consist mainly of production equipment for the Company's expanding wireless production operation and a new mainframe computer and software to run the Company's manufacturing system. The new building addition project has been budgeted at $12.0 million, consisting of $7.5 million for building costs and $4.5 million for furnishings and equipment for the new facility.

In addition to the Company's cash and marketable debt securities, the Company has a credit facility providing an unsecured $10 million working capital revolving line of credit bearing interest at prime and maturing December 31, 2003. The terms of the credit facility require maintenance of minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the loan agreement. The Company believes that it was in compliance with all restrictions and covenants at December 31, 2000. At December 31, 2000, $0 was outstanding under the credit facility.

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

As of December 31, 2000, the Company had cash, cash equivalents and marketable debt securities of $128 million, of which approximately $118.2 million consisted of highly liquid investments in marketable debt securities. These investments at the date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rate of 10% from December 31, 2000 rates would cause the market price of these securities to decline by an insignificant amount. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company does not currently own any material equity investments. Therefore, the Company does not currently have any direct equity price risk.

All of the Company's sales to foreign customers are denominated in United States dollars and, accordingly, the Company is not currently exposed to foreign currency exchange risk.

Item 4. Submission of Matters to a vote of Security Holders

        The Company's annual shareholders' meeting was held on November 2, 2000, at which time the election of Directors was conducted. The following named individuals were nominated and re-elected Directors to the Board.

                                                             Votes        Votes
                                                              For        Against
                                                           ---------     -------
        Carl W. Gerst, Jr.                                 5,026,008     240,348
        Brian Kelly                                        5,025,983     240,373

        The terms of Directors Lawrence A. Sala, Hugh A. Hair, Brian P. Kelly, Dale F. Eck, David Wilemon, Matthew Robison and Herbert I. Corkin continued after the meeting.

        The following proposals were approved at the Company's Annual Meeting:

                                                Votes        Votes       Votes
                                                 For        Against    Abstained
                                               ---------   ---------   ---------
        1.    Approval of the                  5,432,798   3,860,425      10,271
              Anaren Microwave, Inc.
              Stock Option Plan for
              Key Employees

        2.    Approval of the                  8,343,356     948,379      11,759
              Anaren Microwave, Inc.
              Company-Wide Stock
              Option Plan

        3.    Amendment to Certificate         5,566,336   4,729,783       6,172
              of Incorporation to
              Increase Shares of
              Authorized Common Stock

Item 6. Exhibits and Reports on Form 8-K

Item 6(a) Exhibits

          3.1 Certificate of Incorporation (1)
          3.2 Restated Bylaws (2)

Exhibit No. 27 Financial Data Schedule

Item 6(b) Reports on Form 8-K

          None.

-------------
(1) (A) Restated Certificate of Incorporation of the Company, filed on August 11, 1967, is incorporated herein by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-1 (Registration No. 2-42704), (B) Amendment, filed December 19, 1980, is incorporated herein by reference to Exhibit 4.1 (ii) to the Company's Registration Statement on Form S-2 (Registration No. 2-86025);
(C) Amendment, filed March 18, 1985, is incorporated herein by reference to
Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1987; (D) Amendment, filed December 14, 1987, is incorporated herein by reference to Exhibit 4(a)(iv) to the Company's Registration Statement on Form S-8 (Registration No. 33-19618); (E) Amendment, filed April 8, 1999, is incorporated herein by reference to Exhibit
3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1999; (F) Amendment, filed February 8, 2000, is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed on March 2, 2000; and
(G) Amendment, filed November 22, 2000.

(2) Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Anaren Microwave, Inc.
                                             (Registrant)

Date:  February 12, 2001                     /s/ Lawrence A. Sala
                                             -----------------------------------
                                             President & Chief Executive Officer

Date: February 12, 2001                      /s/ Joseph E. Porcello
                                             -----------------------------------
                                             Vice President of Finance