Form 10-Q
period 2001-03-31
ANAREN MICROWAVE INC
filed 2001-05-14
CIK 6314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      The number of shares of Registrant's Common Stock outstanding on May 2, 2001 was 22,316,096.

                             ANAREN MICROWAVE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets as of                     3
            March 31, 2001 (unaudited) and June 30, 2000

            Consolidated Condensed Statements of Earnings                   4
            for the Three Months Ended March 31,
            2001 and 2000 (unaudited)

            Consolidated Condensed Statements of Earnings                   5
            for the Nine Months Ended March 31,
            2001 and 2000 (unaudited)

            Consolidated Condensed Statements of Cash Flows                 6
            for the Nine Months Ended March 31,
            2001 and 2000 (unaudited)

            Notes to Consolidated Condensed Financial                       7
            Statements (unaudited)

  Item 2.   Management's Discussion and Analysis                           12
            of Financial Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk     19

PART II - OTHER INFORMATION
---------------------------

  Item 4.   Exhibits and Reports on Form 8-K                               20

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                        March 31, 2001 and June 30, 2000

                                                       (Unaudited)
                Assets                                March 31, 2001   June 30, 2000
                ------                                --------------   -------------
Current assets:
    Cash and cash equivalents                         $  14,261,568    $   6,179,202
    Marketable debt securities                           86,686,592       79,926,644
    Receivables, less allowance of $55,000               11,050,353       10,992,693
    Inventories (note 2)                                 17,920,839       12,385,125
    Accrued interest receivable                           1,446,227        2,121,050
    Other current assets                                  2,450,111        2,157,362
                                                      -------------    -------------
                Total current assets                    133,815,690      113,762,076
                                                      -------------    -------------

Marketable debt securities                               33,846,121       53,874,918
Property, plant and equipment, net (note 3)              18,859,934       13,336,593
Goodwill, net of accumulated amortization
    of $1,314,833 at March 31, 2001
    and $173,796 at June 30, 2000                        23,404,489        7,647,108
Deferred income taxes, long term                            409,569          571,862
Patents and other assets, net of accumulated
    amortization of $125,774 at March 31, 2001
    and $71,871 at June 30, 2000                            487,604          503,094
                                                      -------------    -------------

                                                      $ 210,823,407    $ 189,695,651
                                                      =============    =============
      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
    Accounts payable                                  $   5,707,648    $   3,830,807
    Accrued expenses (note 4)                             2,817,156        2,244,241
    Income taxes payable                                    347,396          623,431
    Customer advance payments                                36,115          601,957
    Other current liabilities (note 5)                      197,991          190,814
                                                      -------------    -------------
                Total current liabilities                 9,106,306        7,491,250
Postretirement benefit obligation                         1,325,365        1,324,978
Other liabilities                                         1,188,536        1,307,788
                                                      -------------    -------------
                Total liabilities                        11,620,207       10,124,016
                                                      -------------    -------------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 25,493,918 shares
       at March 31, 2001 and 24,964,362 shares
       at June 30, 2000                                     254,939          249,644
    Additional paid-in capital                          165,854,882      156,097,167
    Unearned compensation                                (1,882,554)        (723,712)
    Retained earnings                                    38,456,916       27,429,519
                                                      -------------    -------------
                                                        202,684,183      183,052,618
    Less cost of 3,060,822 treasury shares                3,480,983        3,480,983
                                                      -------------    -------------
                Total stockholders' equity              199,203,200      179,571,635
                                                      -------------    -------------
                                                      $ 210,823,407    $ 189,695,651
                                                      =============    =============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                             March 31, 2001 and 2000
                                   (Unaudited)

                                                March 31, 2001    March 31, 2000
                                                --------------    --------------
Net sales                                        $ 21,716,061      $ 15,618,931

Cost of sales                                      14,042,456         8,985,214
                                                 ------------      ------------
        Gross profit                                7,673,605         6,633,717
                                                 ------------      ------------

Operating expenses:
        Marketing                                   1,800,057         1,332,322
        Research and development                    1,193,816         1,110,815
        General and administrative                  2,292,661         1,115,755
                                                 ------------      ------------
              Total operating expenses              5,286,534         3,558,892
                                                 ------------      ------------

Operating income                                    2,387,071         3,074,825

Other income                                        1,847,513           434,390
Interest expense                                      (47,778)          (21,155)
                                                 ------------      ------------

Income before income taxes                          4,186,806         3,488,060

Income tax expense                                  1,435,000         1,271,629
                                                 ------------      ------------

Net income                                       $  2,751,806      $  2,216,431
                                                 ============      ============

Net income per common and common
  share equivalent:
        Basic                                    $        .12      $        .13
                                                 ============      ============
        Diluted                                  $        .12      $        .12
                                                 ============      ============

Shares used in computing net income per
  common and common share equivalent:
        Basic                                      22,299,876        16,921,389
                                                 ============      ============
        Diluted                                    23,500,682        18,492,012
                                                 ============      ============
Dividends per share                              $         --      $         --
                                                 ============      ============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                Nine Months Ended
                             March 31, 2001 and 2000
                                   (Unaudited)

                                                March 31, 2001    March 31, 2000
                                                --------------    --------------
Net sales                                        $ 69,128,296      $ 41,354,170

Cost of sales                                      42,558,014        24,428,744
                                                 ------------      ------------
        Gross profit                               26,570,282        16,925,426
                                                 ------------      ------------

Operating expenses:
        Marketing                                   5,106,071         3,612,624
        Research and development                    3,655,273         2,600,547
        General and administrative                  6,309,606         2,905,157
                                                 ------------      ------------
              Total operating expenses             15,070,950         9,118,328
                                                 ------------      ------------

Operating income                                   11,499,332         7,807,098

Other income                                        5,516,430         1,372,810
Interest expense                                     (130,365)          (41,184)
                                                 ------------      ------------

Income before income taxes                         16,885,397         9,138,724

Income tax expense                                  5,858,000         3,249,629
                                                 ------------      ------------

Net income                                       $ 11,027,397      $  5,889,095
                                                 ============      ============

Net income per common and common
  share equivalent:
        Basic                                    $        .50      $        .35
                                                 ============      ============
        Diluted                                  $        .47      $        .33
                                                 ============      ============

Shares used in computing net income per
  common and common share equivalent:
        Basic                                      22,103,970        16,747,173
                                                 ============      ============
        Diluted                                    23,593,567        17,940,636
                                                 ============      ============
Dividends per share                              $         --      $         --
                                                 ============      ============

See accompanying notes to consolidated condensed financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Nine Months Ended
                             March 31, 2001 and 2000
                                   (Unaudited)

Cash flows from operating activities:                2001             2000
                                                -------------    -------------
     Net income                                 $  11,027,397    $   5,889,095
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization              1,981,411        1,268,751
         Amortization of intangibles                1,194,940           97,352
         Deferred income taxes                        (13,083)         (57,921)
         Unearned compensation                        366,257          106,430
         Tax benefit from exercise of
          stock options                             5,373,265               --
         Changes in operating assets and
          liabilities, net of acquisition:
           Receivables                              1,495,666       (3,682,776)
           Other receivables                          948,676         (494,105)
           Inventories                             (3,291,986)        (450,762)
           Prepaid expenses                            (9,556)        (271,587)
           Accounts payable                          (654,543)         (73,709)
           Accrued expenses                           388,526          721,186
           Income taxes payable                      (276,035)       1,536,455
           Customer advance payments                 (565,842)         638,019
           Deferred compensation                           --          145,000
           Other assets/liabilities                  (489,673)        (159,398)

           Postretirement benefit obligation              387           28,355
                                                -------------    -------------
             Net cash provided by operating
              activities                           17,475,807        5,240,385
                                                -------------    -------------
Cash flows from investing activities:
     Capital expenditures                          (7,235,362)      (3,872,139)
     Net sale (purchase) of marketable
       debt securities                             13,268,849       (1,180,129)
     Purchase of RF Power Components,
       net of cash acquired                                --       (7,510,093)
     Purchase of Ocean Microwave, Inc. assets     (17,883,710)              --
                                                -------------    -------------

             Net cash used in investing
              activities                          (11,850,223)     (12,562,361)
                                                -------------    -------------
Cash flows from financing activities:
     Payment on long term debt                       (407,864)        (383,026)
     Proceeds from common stock offering                   --       94,844,915
     Stock options exercised                        2,864,646        1,240,860
                                                -------------    -------------
             Net cash provided by
               financing activities                 2,456,782       95,702,749
                                                -------------    -------------
             Net increase in cash and
               cash equivalents                     8,082,366       88,380,773
Cash and cash equivalents at beginning
 of period                                          6,179,202       13,481,576
                                                -------------    -------------
Cash and cash equivalents at end of period      $  14,261,568    $ 101,862,349
                                                =============    =============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                 $     130,365    $      41,184
                                                =============    =============
       Income taxes                             $     500,000    $   2,260,000
                                                =============    =============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 2000, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2001, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the nine months ended March 31, 2001 and 2000 are based on estimates of income and utilization of tax credits for the entire year.

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

                          Three Months Ended          Nine Months Ended
                      -------------------------   -------------------------
                       March 31      March 31      March 31      March 31
                         2001          2000          2001          2000
                      -----------   -----------   -----------   -----------
Net sales             $21,716,061   $19,696,067   $70,067,544   $55,967,954
Net income              2,729,798     1,868,041    10,730,881     4,961,462

Earnings per share:
  Basic                       .12           .11           .49           .29
  Diluted                     .12           .10           .45           .27

NOTE 2: Inventories

Inventories at March 31, 2001 and June 30, 2000 are summarized as follows:

                                                 March 31              June 30
                                               -----------           -----------
Component parts                                $10,072,529           $ 6,538,207
Work in process                                  4,327,851             3,757,139
Finished goods                                   3,520,459             2,089,779
                                               -----------           -----------
                                               $17,920,839           $12,385,125
                                               ===========           ===========

NOTE 3: Property, Plant and Equipment

Property, plant and equipment at March 31, 2001 and June 30, 2000 are summarized as follows:

                                                 March 31              June 30
                                               -----------           -----------
Land and land improvements                     $ 1,374,050           $ 1,362,050
Buildings and improvements                       8,801,656             6,986,155
Machinery and equipment                         39,145,311            32,635,865
                                               -----------           -----------
                                               $49,321,017           $40,984,070
Less accumulated depreciation
 and amortization                               30,461,083            27,647,477
                                               -----------           -----------

                                               $18,859,934           $13,336,593
                                               ===========           ===========

NOTE 4: Accrued Expenses

Accrued expenses at March 31, 2001 and June 30, 2000 consist of the following:

                                                 March 31              June 30
                                               -----------           -----------
Compensation                                   $ 1,594,879           $ 1,272,376
Commissions                                        555,667               510,855
Other                                              666,610               461,010
                                               -----------           -----------

                                               $ 2,817,156           $ 2,244,241
                                               ===========           ===========

NOTE 5: Other Liabilities

Other liabilities at March 31, 2001 and June 30, 2000 consist of the following:

                                                 March 31              June 30
                                               -----------           -----------
Postemployment liability                       $   826,956           $   920,602
Deferred compensation                              559,571               578,000
                                               -----------           -----------
                                                 1,386,527             1,498,602
Less current portion                               197,991               190,814
                                               -----------           -----------
                                               $ 1,188,536           $ 1,307,788
                                               ===========           ===========

NOTE 6: Restricted Stock Issue

During the first quarter ended September 30, 2000, the Company issued 6,976 shares of restricted common stock under a restricted stock grant agreement for one employee. During the second quarter ended December 31, 2000, the Company issued 24,000 shares of restricted common stock under a deferred compensation program approved by the Board of Directors. These shares have been included in the share count calculation for diluted earnings per share for the three and nine month periods ended March 31, 2001 as required by FASB Statement No. 128 "Earnings per Share."

NOTE 7: Net Income Per Share

Net income per share is computed based on the weighted average number of common shares and common stock options (using the treasury stock method) outstanding in accordance with the requirements of FASB Statement No. 128 "Earnings Per Share."

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                    Three Months Ended           Nine Months Ended
                                                 -------------------------   -------------------------
                                                         March 31                    March 31
Numerator:                                           2001         2000          2001          2000
                                                 -----------   -----------   -----------   -----------
Net income available to
     Common stockholders                         $ 2,751,806   $ 2,216,431   $11,027,397   $ 5,889,095
                                                 ===========   ===========   ===========   ===========

Denominator:

Denominator for basic net income
       per share:
       Weighted average shares outstanding        22,299,876    16,921,389    22,103,970    16,747,173
                                                 ===========   ===========   ===========   ===========

Denominator for diluted net income
       per share:
       Weighted average shares outstanding        22,299,876    16,921,389    22,103,970    16,747,173
       Common stock options
         and restricted stock                      1,200,806     1,570,623     1,489,597     1,193,463
                                                 -----------   -----------   -----------   -----------
       Weighted average shares and conversions    23,500,682    18,492,012    23,593,567    17,940,636
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

                                                      Space &    Corporate and
                                      Wireless        Defense     Unallocated   Consolidated
                                     ----------      ---------    -----------   ------------
Net sales:
     Three months ended:
       March 31, 2001              $ 16,071,247      5,644,814             --     21,716,061
       March 31, 2000                10,208,470      5,410,461             --     15,618,931
     Nine months ended:
       March 31, 2001                52,635,652     16,492,644             --     69,128,296
       March 31, 2000                24,459,737     16,894,433             --     41,354,170

Operating income:
     Three months ended:
       March 31, 2001                 1,714,494        672,577             --      2,387,071
       March 31, 2000                 1,785,854      1,288,971             --      3,074,825
     Nine months ended:
       March 31, 2001                 8,659,988      2,839,344             --     11,499,332
       March 31, 2000                 4,800,402      3,006,696             --      7,807,098

Identifiable assets:*
       March 31, 2001                44,211,452      8,668,421    157,943,534    210,823,407
       June 30, 2000                 24,841,192      6,741,828    158,112,631    189,695,651

Depreciation and Amortization:**
     Three months ended:
       March 31, 2001                   864,303        309,891             --      1,174,194
       March 31, 2000                   339,265        183,058             --        522,323
     Nine months ended:
       March 31, 2001                 2,403,466        772,885             --      3,176,351
       March 31, 2000                   756,643        609,460             --      1,366,103

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

NOTE 9: Common Stock

On November 2, 2000, the Company's board of directors authorized a two for one stock split in the form of a stock dividend paid on November 27, 2000 to shareholders of record on November 17, 2000. All share and per share data in these consolidated condensed financial statements and footnotes have been retroactively restated as if the stock split had occurred as of the earliest period presented.

On November 2, 2000, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 25,000,000 to 200,000,000.

NOTE 10: Shareholder Protection Rights Plan

In April 2001, the Board of Directors adopted a Shareholder Protection Rights Plan. The plan provides for a dividend distribution of one right on each outstanding share of the Company's stock, distributed to shareholders of record on April 27, 2001. The rights will be excercisable and will allow the shareholders to acquire common stock at a discounted price if a person or group acquires 20 percent or more of the outstanding shares of common stock. Rights held by persons who exceed the 20 percent threshold will be void. In certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The Board of Directors may, at its option, redeem all rights for $.001 per right at any time prior to the rights becoming excercisable. The rights will expire on April 27, 2011, unless earlier redeemed, exchanged or amended by the Board.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis set forth below reviews the Company's operating results for the three and nine month periods ended March 31, 2001 and its financial condition at March 31, 2001. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

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

Net sales for the third quarter ended March 31, 2001 were $21,716,000, up 39% from net sales of $15,619,000 for the same period in fiscal 2000, while net sales for the first nine months of fiscal 2001 were $69,128,000, up 67% over sales of $41,354,000 for the first nine months in the previous year. The Company recorded earnings of $2,752,000 for the third quarter of fiscal 2001, compared to earnings of $2,216,000 for the same quarter in fiscal 2000, while earnings for the first nine months ended March 31, 2001 amounted to $11,027,000, an increase of 87% over earnings of $5,889,000 for the first nine months of fiscal 2000.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                          Three Months Ended  Nine Months Ended
                                          ------------------  -----------------
                                          March 31  March 31  March 31  March 31
                                            2001      2000      2001      2000
                                          --------  --------  --------  --------
Net sales                                  100.0%    100.0%    100.0%    100.0%
Cost of sales                               64.7%     57.5%     61.6%     59.1%
                                           -----     -----     -----     -----
     Gross profit                           35.3%     42.5%     38.4%     40.9%
                                           -----     -----     -----     -----
Operating expenses:
     Marketing                               8.3%      8.6%      7.4%      8.7%
     Research and development                5.5%      7.1%      5.3%      6.3%
     General and administrative             10.5%      7.1%      9.1%      7.0%
                                           -----     -----     -----     -----
        Total operating expenses            24.3%     22.8%     21.8%     22.0%
                                           -----     -----     -----     -----

Operating income                            11.0%     19.7%     16.6%     18.9%

Other income                                 8.5%      2.7%      8.0%      3.3%
Interest expense                            (0.2%)    (0.1%)    (0.2%)    (0.1%)
                                           -----     -----     -----     -----
Income before income taxes                  19.3%     22.3%     24.4%     22.1%
Income tax expense                           6.6%      8.1%      8.4%      7.9%
                                           -----     -----     -----     -----
     Net income                             12.7%     14.2%     16.0%     14.2%
                                           =====     =====     =====     =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                   Three Months Ended        Nine Months Ended
                                  --------------------      --------------------
                                  March 31     March 31     March 31    March 31
                                    2001         2000         2001        2000
                                  -------      -------      -------      -------
Wireless                          $16,071      $10,209      $52,636      $24,460
Space and Defense                   5,645        5,410       16,492       16,894
                                  -------      -------      -------      -------

                                  $21,716      $15,619      $69,128      $41,354
                                  =======      =======      =======      =======

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net Sales. Net sales increased $6.1 million or 39% to $21.7 million for the three months ended March 31, 2001, compared to $15.6 million for the third quarter of the previous year. This increase was the result of a 57% rise in Wireless product sales and a 4% increase in shipments of Space and Defense group products.

The increase in the sale of Wireless products, which consist of standard and surface mount catalog components and custom subassemblies for use in building wireless basestation equipment, reflects mainly sales of the Company's two recent acquisitions, APPI and RF Power. Real Wireless product sales growth, after adjusting for these acquisitions was approximately 1% over the third quarter last year.

During the latter part of the third quarter ended March 31, 2001, we saw a rapid downturn in the wireless marketplace which resulted in an increasing number of reductions in customer demand forecasts and delivery pushouts beginning toward the end of February and continuing through March 2001. This severe market downturn has had a negative impact on all of the Company's wireless product lines and it appears that unfavorable wireless market conditions will continue throughout and potentially beyond the current fiscal 2001 fourth quarter. This worldwide wireless market downturn is expected to result in further declines in Company wireless sales in the fourth quarter of fiscal 2001 and the first half of fiscal 2002.

Space and Defense products consist of custom multi-layer components and assemblies for communication satellites and defense radar countermeasures subsystems for the military. Sales in the Space and Defense group rose $235,000, or 4% in the three months ended March 31, 2001 compared to the third quarter of last year. This small increase in shipments resulted from the first preproduction engineering hardware shipments on the Hughes Spaceway program. This program, which has been in an engineering design phase for the past year and a half, enters full factory production in the coming fourth quarter. This program is expected to place Space and Defense shipments in the $6.0 - 6.5 million range, quarterly, for fiscal 2002.

Gross Profit. Gross profit for the third quarter of fiscal 2001 was $7.7 million (35.3% of net sales), up from $6.6 million (42.5% of net sales) for the third quarter of fiscal 2000. Gross profit increased significantly due to the absolute increase in sales in the current third quarter, compared to the third quarter of fiscal 2000. The increase in sales volume did not result in further improvement in gross margin as a percent of sales, quarter over quarter, as the gross margins at the Company's new subsidiaries are not yet as profitable as its main operations in East Syracuse, New York. Additionally, gross profit improvement was further hindered by the decline in shipments from quarter two ($25.2 million) to quarter three ($21.7 million) due to the downturn in the wireless market. In light of the expected lower sales levels, the Company has taken action to reduce its personnel levels by 25% and to minimize other indirect costs. These efforts should have some effect on gross profit but the Company does not not expect gross profit margins to improve significantly unless and until sales return to prior levels. Cost of sales consists primarily of engineering design cost, material fabrication costs and test costs.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 35% to $1,800,000 (8.3% of sales) for the three months ended March 31, 2001 from $1,332,000 (8.6% of net sales) for the three months ended March 31, 2000. The increase is a result of further development of the marketing organization to support the Company's expanding commercial markets, as well as three months of expense for APPI and RF Power not included in fiscal 2000. Despite the recent market downturn, the company is planning to continue to expand its sales and marketing capabilities over the next six months.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses increased 7% to $1.2 million (5.5% of net sales) in the third quarter of fiscal 2001 from $1.1 million (7.1% of net sales) for the third quarter of fiscal 2000. Research and development expenditures are expanding to support further development of wireless infrastructure products and 3G broadband fixed wireless product opportunities. The inclusion of APPI and RF Power in the Company's research and development expense in the third quarter of fiscal 2001 accounted for approximately $83,000 in additional expenses. Despite the current wireless market downturn, the Company does not expect to reduce its current research and development efforts in the near term.

General and Administrative. General and administrative expenses increased 105% to $2.3 million (10.5% of net sales) for the third quarter of fiscal 2001 from $1.1 million (7.1% of net sales) for the third quarter of fiscal 2000. General and administrative expenses have increased due to the hiring of additional personnel to support the Company's corporate acquisition activity, a rise in professional fees due to the Company's growth and amortization of goodwill expense related to the acquisitions. Additionally, the current quarter expense include three months general and administrative expense for APPI and RF Power.

Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 326% to $1,848,000 (8.5% of net sales) for the third quarter of fiscal 2001 from $434,000 (2.7% of net sales) for the third quarter of fiscal 2000 due to the income received on $112 million net proceeds raised through the Company's follow-on offering completed in April, 2000.

Interest Expense. Interest expense represents commitment fees and interest paid on certain deferred obligations. Interest expense for the third quarter of fiscal 2001 was $48,000 (0.2% of net sales) compared to $21,000 (0.1% of net sales) for the third quarter of fiscal 2000. The increase in interest expense was caused by the addition of interest bearing obligations of RF Power.

Income Taxes. Income tax expense for the third quarter of fiscal 2001 was $1.4 million (6.6% of net sales), representing an effective tax rate of 34.3%. This compared to $1.3 million (8.1% of net sales) for the third quarter of fiscal 2000, representing an effective tax rate of 36.5%.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

Net Sales. Net sales increased 67% to $69.1 million for the nine months ended March 31, 2001, from $41.4 million for the first nine months of the previous year. During this period Wireless sales increased 115%, which more than offset a 2% drop in sales of Space and Defense products compared to the first nine months of last year.

Wireless sales were up significantly for the first seven and one-half months of the current fiscal year until a severe market downturn occurred in the second half of the third quarter. This rapid downturn cut in half the ship rate for Wireless products going forward and is expected to last at least through the end of calendar 2001. Wireless sales in the first nine months of fiscal 2001 include eight months wireless sales of APPI and RF Power which are not included in the first nine months of fiscal 2000.

Sales in the Space and Defense group fell 2%, or $402,000, for the nine months ended March 31, 2001 compared to the first nine months of the previous year. This fall off in sales for the Space and Defense group is due to delays and cancellations of satellite systems in the prior fiscal year as a result of the failure of existing voice communications systems. This decline was reversed in quarter three with the first pre-production hardware shipments for the Spaceway program. Going forward shipments in this product area are expected to be between $24-25 million on an annual basis.

Gross Profit. Gross profit for the first nine months of fiscal 2001 was $26.6 million (38.4% of net sales), up from $16.9 million (40.9% of net sales) for the first nine months of fiscal 2000. The current increase in sales volume has not resulted in improved margins as a percent of sales as the gross margins at APPI and RF Power are not yet as strong as the margins at the Company's main plant in East Syracuse, New York. Additionally, the decline in sales volume at the end of the third quarter has further worsened gross margins in the current fiscal year. The Company believes margin improvement will occur in the future if and when its cost cutting effort will take effect and wireless sales improve to prior levels.

Marketing. Marketing expense increased 41% to $5.1 million (7.4% of net sales) for the first nine months of fiscal 2001 from $3.6 million (8.7% of net sales) for the first nine months of fiscal 2000. This increase is a result of the Company expanding its marketing and sales organization to support increasing market opportunities, as well as the inclusion in fiscal 2001 of eight additional months of marketing expense of APPI and RF Power.

Research and Development. Research and development expense rose 40% to $3.7 million (5.3% of net sales) in the first nine months of fiscal 2001 from $2.6 million (6.3% of net sales) for the first nine months of fiscal 2000. Research and development expenditures are expanding to support further development of Wireless infrastructure products and 3G broadband fixed wireless opportunities. The inclusion of APPI and RF Power research and development expenditures did not have a significant impact on the growth of research costs in the first nine months of fiscal 2001. Despite the current wireless market downturn, the Company does not expect to reduce its current research and development efforts in the near term.

General and Administrative. General and administrative expenses increased 117% to $6.3 million (9.1% of net sales) for the nine months ended March 31, 2001 from $2.9 million (7.0% of net sales) for the nine months ended March 31, 2000. General and administrative expenses have increased due to the hiring of additional personnel and a rise in professional fees due to the growth of the Company and acquisitions and amortization of goodwill expense associated with the acquisitions. Additionally, the first nine months of fiscal 2001 expenses include eight additional months of general and administrative expense for APPI and RF Power.

Other Income. Other income increased 302% to $5.5 million (8.0% of net sales) for the first nine months of fiscal 2001 from $1.4 million (3.3% of net sales) for the first nine months of fiscal

2000 due to income received on the $112 million net proceeds raised through the Company's follow-on offering completed in April, 2000.

Interest Expense. Interest expense for the first nine months of fiscal 2001 was $130,000 (0.2% of net sales) compared to $41,000 (0.1% of net sales) for the first nine months of fiscal 2000. The increase in interest expense was caused by the addition of interest bearing obligations of RF Power.

Income Taxes. Income tax expense for the first nine months of fiscal 2001 was $5.9 million (8.4% of net sales), representing an effective tax rate of 34.7%. This compared to $3.2 million (7.9% of net sales) for the first nine months of fiscal 2000, representing an effective tax rate of 35.6%.

Liquidity and Capital Resources

The Company has financed its operations for the nine months ended March 31, 2001 primarily from cash flows from operations. Net cash provided by operations for the nine months ended March 31, 2001 and 2000 were $17.5 million and $5.2 million, respectively. The positive cash flow from operations in the first nine months of both fiscal 2001 and 2000 was due primarily to the profit attained in both periods. The relatively higher level of cash provided by operations in the nine months ended March 31, 2001 (current year) compared to the first nine months of the last fiscal year resulted primarily from the higher level of net income and the significant tax benefit of $5.4 million from the exercise of stock options in the first half of fiscal 2001 compared to the lack of any such tax benefit in the first half of last fiscal year.

Net cash used in investing activities consists of funds used to purchase capital equipment and funds used to purchase the assets of Ocean in July, 2000. Capital equipment and building renovation related expenditures amounted to $7.2 million and $3.9 million for the nine months ended March 31, 2001 and 2000, respectively. These capital investments consisted of building renovations and equipment purchases to further expand the Company's wireless production capabilities. Additionally, in the first quarter of fiscal 2001, the Company expended $17.8 million in cash to purchase the assets of Ocean through the Company's new subsidiary, APPI. Funds for this transaction were obtained primarily from the sale of short-term marketable securities in the amount of $17.5 million. Cash used in investing activities in addition to capital expenditures in the first three quarters of fiscal 2000 (the prior year) was $8.7 million and consisted mainly of funds ($7.5 million) used to purchase the stock RF Power Components, Inc. at the end of February 2000.

Net cash provided by financing activities for the nine months ended March 31, 2001 and 2000 was $2.5 million and $95.7 million, respectively. Funds provided by financing activities in the first nine months of fiscal 2001 consisted of funds generated by the exercises of stock options, while funds provided in the first nine months of the prior fiscal year resulted primarily from a follow on public stock offering which resulted in $94.8 million in net proceeds to the Company in March 2001, prior to the exercise of the underwriter's over allotment option.

In the first nine months of both fiscal years, funds used in financing activities amounted to approximately $400,000 and consisted of funds used to pay off the notes and loans payable of RF Power and Ocean which were assumed during the purchase of each company.

During the remainder of fiscal 2001 the Company's main cash requirements will be for additions to capital equipment. Due to the current wireless market downturn the Company has indefinitely postponed the planned 56,000 square foot addition to its manufacturing plant in East Syracuse, New York and severely curtailed all new capital spending. The Company expects to continue with minimal capital additions until such time as it sees significant change in market demand for wireless products.

In addition to the Company's cash and marketable debt securities, the Company has a credit facility providing an unsecured $10 million working capital revolving line of credit bearing interest at prime and maturing December 31, 2003. The terms of the credit facility require maintenance of minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the loan agreement. The Company believes that it was in compliance with all restrictions and covenants at March 31, 2001, and $0 was outstanding under the credit facility.

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

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. Because these statements are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: continuing or worsening downturn in the market for the Company's products, particularly its wireless products; loss of one or more of a limited number of OEMs as customers; the inability to attract and retain qualified engineers and other key employees to maintain and grow the Company's business; the unavailability of component parts and services from a limited number of suppliers; changes in customer order patterns; cancellations of existing contracts or orders; difficulties in successfully integrating the businesses of RF Power and Ocean; inability to effectively manage possible future growth; failure to successfully execute the manufacturing ramp; the failure of wireless customers' annual procurement forecasts to result in future sales; and litigation involving antitrust, intellectual property, product warranty, and other issues.

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

As of March 31, 2001, the Company had cash, cash equivalents and marketable debt securities of $134.8 million, of which approximately $120.5 million consisted of highly liquid investments in marketable debt securities. These investments at the date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rate of 10% from March 31, 2001 rates would cause the market price of these securities to fluctuate by an insignificant amount. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company does not currently own any material equity investments. Therefore, the Company does not currently have any direct equity price risk.

All of the Company's sales to foreign customers are denominated in United States dollars and, accordingly, the Company is not currently exposed to foreign currency exchange risk.

Item 6. Exhibits and Reports on Form 8-K

Item 6(a)  Exhibits

           None.

Item 6(b)  Reports on Form 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Anaren Microwave, Inc.
                                           -----------------------------------
                                           (Registrant)

Date: May 11, 2001                         S/Lawrence A. Sala
                                           -----------------------------------
                                           President & Chief Executive Officer

Date: May 11, 2001                         S/Joseph E. Porcello
                                           -----------------------------------
                                           Vice President of Finance