Form 10-K
period 2001-06-30
ANAREN MICROWAVE INC
filed 2001-09-19
CIK 6314

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ____________________

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on September 17, 2001, as reported on the Nasdaq National Market, was approximately $294,310,203.

      The number of shares of Registrant's Common Stock outstanding on September 17, 2001 was 22,416,120.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for use in connection with its 2001 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

Item 1. Business

Forward-Looking Cautionary Statement

      In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by the Company's management about future performance. Because these statements are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statements. Among the factors that could cause actual results to differ materially are the following: further decline in the general economy, and particularly the wireless telecommunications sector; loss of one or more of a limited number of original equipment manufacturers ("OEMs") as customers; the inability to attract and retain qualified engineers and other key employees to maintain and grow the Company's business; the unavailability of component parts and services from a limited number of suppliers; changes in customer order patterns; additional cancellation of existing contracts or orders; difficulties in successfully integrating the businesses of Amitron, Inc. ("Amitron"); potential interruption of operations resulting from the consolidation of Anaren Power Products, Inc. ("APPI") into the Company's Syracuse, New York headquarters; inability to effectively manage possible future growth; failure to successfully execute the Company's manufacturing plan; increased pricing pressure and increased competition; the failure of wireless customers' annual procurement forecasts to result in future sales; and litigation involving antitrust, intellectual property, product warranty, and other issues.

General

      Anaren Microwave, Inc. (the "Company" or "Anaren") was incorporated in New York in 1967. The Company's executive offices are located at 6635 Kirkville Road, East Syracuse, New York 13057. The telephone number of the Company at that location is (315) 432-8909. The Company's common stock is listed on the Nasdaq National Market under the symbol "ANEN." Unless the context otherwise provides, the "Company" or "Anaren" refers to Anaren Microwave, Inc. and its subsidiaries.

      On August 31, 2001, the Company acquired all of the outstanding capital stock of Amitron. Amitron, based in North Andover, Mass., is primarily engaged in the manufacture of thick film ceramic circuits, and components for the medical, telecommunications and optics markets.

Overview

      The Company is a leading provider of highly integrated microwave components, assemblies and subsystems for the wireless communications, satellite communications and defense electronics markets. Anaren uses its proprietary Multi-Layer Stripline technology to produce compact, light weight, cost-effective products for use in wireless, satellite and defense electronics systems. The Company's distinctive microwave modeling capabilities and integration technology allow it to replace numerous discrete components with compact integrated assemblies that consistently deliver optimal signal performance. The Company sells its integrated assemblies, which range from simple splitting and combining networks to complete microwave backplanes, and its high end subsystems to leading communications equipment manufacturers in the mobile and fixed broadband wireless markets and the satellite communications market. The technology utilized by the Company supports a wide range of digital and analog wireless communications protocols, systems and standards including:

      o     Code Division Multiple Access ("CDMA")

      o     Global System for Mobile communications ("GSM")

      o     Local Multipoint Distribution System ("LMDS")

      o     Multi-channel, Multipoint Distribution System ("MMDS")

      o     Personal Communications System ("PCS")

      o     Third Generation wireless ("3G")

      o     Time Division Multiple Access ("TDMA")

      Through its focused research and development efforts, Anaren has designed and continues to design components and subsystems that enable high speed wireless access to the Internet and other broadband wireless applications. In addition, the Company is developing and producing a diverse set of products and technologies to support the latest generation of wireless communications systems, including 3G, MMDS and LMDS. 3G is the first internationally agreed upon standard for a packet-switched data network for mobile and fixed wireless communications applications. The Company's customer base includes leading global OEMs that serve the wireless, satellite and defense electronics markets, including:

      o     Ericsson

      o     Lucent Technologies

      o     Motorola

      o     Nokia

      o     Nortel Networks

      o     Powerwave Technologies

      o     Boeing, Inc.

      o     ITT Aerospace/Communications

      o     Lockheed Martin

      o     Loral Space & Communications

      o     Northrop Grumman

      o     Raytheon

Industry Background

      Worldwide demand for integrated voice, data and video communications services continues to grow. The volume of high-speed data traffic across global communications networks has grown as the public Internet and private business intranets have become essential for daily communications and electronic commerce. The number of persons using the Internet to buy and sell goods and services also is expected to continue to grow. Servicing the increasing demand for higher bandwidth content and applications requires cost-effective and high-speed connections, which are often unavailable or inadequate over existing wire-based networks. For many users, wireless communications provide an advantageous access solution for high-speed Internet and multimedia services. This is underscored by the increasing number of wireless subscribers worldwide.

      During the first quarter of calendar year 2001, the telecommunications industry began to experience a rapid downturn in the wireless marketplace which resulted in decreased demand for infrastructure equipment. This severe market downturn has had a negative impact on all of the Company's wireless product lines, and it appears that unfavorable wireless market conditions will continue potentially beyond calendar 2001.

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

Mobile Wireless Communications

      The demand for mobile communications has grown significantly during the past decade and has been fueled by a number of factors including:

      o     decreasing prices for wireless handsets and airtime;

      o     more favorable global communications regulatory environment;

      o     increasing competition among service providers; and

      o     greater availability of services and frequency spectrum.

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

      As demand for Internet access and other data-driven applications expands and as both commercial and residential consumers are increasingly seeking efficient and effective means of access, satellite service providers are entering the broadband wireless market. Some of the advantages of satellite communications for this market are: global access to an existing satellite infrastructure, the ability to cover large geographic areas, scalable deployment and the ability to quickly reallocate capacity.

Defense Electronics

      There continues to be a shift in defense spending away from the development of new platforms and into technologies that improve the performance and survivability of existing platforms. As a result, funding for advanced radar systems, advanced jamming systems and smart munitions has continued. These technologies enable the detection, identification, deception and elimination of missile systems, a current focus of military planners.

The Anaren Solution

      The Company's technology addresses the demands of the wireless market for high quality products manufactured in volume with continuous improvements in performance and cost. The Company also provides the satellite market with enabling technologies that increase network capacity and flexibility, allowing for increased revenue generation. The Company's proprietary Multi-Layer Stripline technology allows the Company to provide compact, light weight, cost-effective, and highly integrated microwave components, assemblies and subsystems. The Company's solution includes:

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

      Advanced Microwave Design and Manufacturing Capabilities. The engineering and design staff of 107 engineers as of June 30, 2001 works with customers of the Company to develop system level solutions. Anaren's engineers collaborate with customers to develop products that provide state-of-the-art performance and that can be manufactured in significant volume with excellent quality and reliability. The Company has consistently met the stringent requirements of the wireless and satellite communications markets due to the Company's strengths in advanced packaging and interconnecting of radio, microwave and extremely high frequency signals, and the Company's ability to produce small, light weight, cost-effective and efficient microwave components and assemblies.

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

      Increase Component Integration and Value Added Content. The Company plans to continue to increase the value of its products in wireless and satellite communications systems. The Company intends to expand its component offerings to enable the Company to increase the number of its products in each base station. In addition, with its Multi-Layer Stripline manufacturing technology, the Company intends to continue to increase the functionality of its products, thereby enabling its customers to continue to reduce the size and cost of their platforms, while the Company increases its content value. As an example, the Company believes that the dollar value of its average product content per base station more than doubled between fiscal 1997 and fiscal 2001. The Company is currently selling its integrated solutions to five of the largest base station manufacturers for the wireless markets.

      Strengthen and Expand Customer Relationships. Today, a limited number of large systems manufacturers drives the wireless and satellite communications markets. The Company has developed, and plans to continue to expand, customer relationships with many of these manufacturers, including Ericsson, Lucent, Motorola, Nokia and Nortel Networks for wireless communications and Boeing,
Lockheed Martin, Loral Space & Communications and TRW for satellite communications. The Company intends to further strengthen its customer relationships by offering complete outsourcing solutions, from research and development through product design and production, thereby increasing the customers' reliance on the Company.

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

      Expand Its Business through Strategic Acquisitions. The Company intends to continue to make opportunistic acquisitions of companies, product lines and technologies that complement its business. Amitron's technology and unique processing capabilities provide performance advantages for high frequency applications and are another strategic acquisition for the Company. Amitron also provides a platform to implement low temperature co-fired ceramic ("LTCC") technology, which the Company believes has application in high frequency electronics. By expanding its product offerings, the Company expects to better serve the needs of its OEM customers. The Company intends to use its existing customer relationships and distribution channels to sell these additional products.

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

Component Products

      Xinger(R) Surface Mount Components. The Company's Xinger(R) line of products are off-the-shelf surface mount microwave components which provide passive microwave signal distribution functions. They were originally developed to provide a low-cost signal distribution component, which could be placed on standard PCBs with automated production equipment. The primary application of these products is in radio frequency, or RF, power amplifiers, but they are also found in low-noise amplifiers and radios. The Company believes it is currently the market leader in this product area, supplying industry leading OEMs such as Ericsson, Lucent, Motorola and Nokia, as well as leading power amplifier manufacturers such as Powerwave Technologies and Spectrian. The Company is investing to expand this product line, as well as expand its addressable market. In addition, the Company has one patent, and has filed four other patent applications, to protect both the construction and product design.

      Ferrite Products. The Company's ferrite components are widely used in various wireless and defense applications. They are a key component in base station amplifiers, and their primary function is to protect the sensitive electronics from damage by isolating them electronically from potentially harmful signal levels.

      Resistive Products. The Company's resistive product line includes resistors, power terminations, and attenuators for use in high power wireless and medical imaging applications. They are typically found in power amplifiers and used in conjunction with ferrite products as well as Xinger(R) surface mount components.

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

Customers

      During the fiscal year ended June 30, 2001, approximately 73% of the Company's sales were to customers in the wireless markets and approximately 27% of its sales were to customers in the space and defense markets. The Company had two customers who each accounted for more than 10% of net sales. Approximately 15% of net sales were to Motorola through the Company's Wireless group and approximately 11% of net sales were to Boeing Satellite through the Company's Space and Defense group.

      Wireless Communications. The Company sells its standard line of Xinger(R) components to leading OEMs and a broad range of other wireless equipment manufacturers. In addition, the Company sells its custom wireless products to major wireless infrastructure OEMs. In general, customers have purchased the Company's products directly from the Company or through distributors, sales representatives or contract manufacturers. The following is a list of the Company's customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2001:

      o     Alcatel Clamart

      o     Avnet

      o     BFI Optilas

      o     Cana

      o     ENI Technologies/Asia

      o     Ericsson

      o     Lucent Technologies

      o     Motorola

      o     Nortel Networks

      o     Powerwave Technologies

      o     Qtron

      o     Richardson Electronics Inc.

      o     Sanmina

      o     Spectrian

      Space and Defense. The Company currently sells satellite communications subsystems to many of the world's leading satellite manufacturers. Subsystems produced by the Company are found on communications satellites. The Company is actively involved in developing products for major satellite programs. The Company also sells defense electronics products to prime contractors serving the United States and foreign governments. The following is a list of the customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2001:

      o     Boeing Satellite

      o     FR Aviation

      o     ITT Aerospace/Communications

      o     Lockheed Martin

      o     Loral Space & Communications

      o     Northrop Grumman

      o     Raytheon Missile

Sales and Marketing

      The Company markets its products worldwide to OEMs in wireless and satellite markets and prime contractors in defense markets primarily through a sales and marketing force of 19 people as of June 30, 2001. The sales force is generally organized by geographic territory and market segment. In addition, as of June 30, 2001, the Company had contracts with two major distributors, Avnet and Richardson, and with 17 manufacturers' representatives in the United States and 14 international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications, attends major industry shows and maintains a website on the Internet. Recently, the Company has invested significantly in its Internet website which contains an electronic version of its entire catalog. In addition, the website enables users to download important device parameter files. These files contain the performance information for the catalog parts in a format which is compatible with commonly used computer aided design/computer aided modeling, or CAD/CAM equipment. The Company also provides mechanical drawings and applications notes for proper use of the parts. This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.

      After identifying key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and its manufacturers' representatives. To promote widespread acceptance of the Company's products and provide customers with support for their wireless communications needs, the sales and engineering teams work closely with the customers to develop solutions tailored for their wireless requirements. The Company believes that its customer engineering support team, comprised with 107 design and engineering professionals as of June 30, 2001, is a key competitive advantage.

      The Company uses distributors for its standard products, most notably the Xinger(R) line of surface mount components. In the United States, Canada, Asia and most of Europe, the Company has exclusive agreements with Avnet, which operates under the name of BFI Optilas in Europe. The Scandinavian countries are handled by A.G. Components, Inc., a subsidiary of Elektronikgruppen. Distribution has become an important part of the sales efforts by providing the Company with a larger sales force to promote its catalog offerings. The Company is also seeing a trend on the part of its customers to consolidate their material handling activities, including purchasing, warehousing, and fulfillment. The result is that many OEMs are outsourcing all or part of these activities to large distribution firms like Avnet.

Backlog

      The Company's backlog of orders for the Wireless group was $6.8 million and $11.4 million as of June 30, 2001 and 2000, respectively. Backlog for the Wireless group primarily represents firm orders for surface mount products and signed purchase orders for custom components due to ship within the next four to six weeks. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Typically, large OEMs including Ericsson, Lucent, Motorola, Nokia and Nortel, who use the Company's surface mount and custom products, negotiate set prices for estimated annual volumes. The Company receives weekly orders one week prior to shipment. The Company does not recognize backlog until it has received a firm order.

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

      Backlog of orders for the Space and Defense group was $37.2 million and $38.2 million as of June 30, 2001 and 2000, respectively. During fiscal year 2002, the Company expects to ship between $23.0 million and $25.0 million of its backlog existing at June 30, 2001. All of the orders included in the Space and Defense group backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

Research and Development

      The Company's research and development efforts are focused on the design, development and engineering of both products and manufacturing processes. The Company intends to focus its future research and development efforts on next generation products and technologies. The current development efforts of the Company include:

      o advanced Multi-Layer Stripline manufacturing processes for use in low-cost, light weight satellite and wireless applications;

      o     products for use in mobile and fixed wireless applications;

      o advanced manufacturing technology to produce microwave stripline structures for broadband millimeter wave, or extremely high frequency, communications satellite applications;

      o advanced low temperature co-fired ceramic for use in low-cost, light weight satellite and wireless applications; and

      o     broadband wireless technologies for high-speed Internet access.

      These activities include customer-funded design and development, as well as efforts funded directly by the Company. Research and development expenses funded by the Company were $5.0 million in fiscal 2001, $3.8 million in fiscal 2000 and $2.8 million in fiscal 1999. Research and development costs are charged to expense as incurred.

      In addition, the Company's net sales included approximately $4.6 million for fiscal year 2001, approximately $5.1 million for fiscal 2000 and approximately $1.4 million in fiscal 1999 attributable to payments by customers for the design and development of products within the Space and Defense group to meet their specific requirements. In any given year, the amount of customer funding for design and development can vary widely depending upon the status of particular contracts. The Company is typically not restricted in the use of technologies developed through customer funding for other applications.

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

      In fiscal 2001, the Company completed a major renovation and upgrade to its manufacturing facility, located at the headquarters in East Syracuse, New York, to increase current capacity and improve response time to its customers. Toward this end, the Company has continued to invest in automated design and manufacturing equipment to reduce production times. The Company also reorganized its manufacturing and engineering facility in East Syracuse to allocate more space and provide for a better workflow for the Wireless group. Additionally, the Company has created specialized work areas and manufacturing cells required by its Space and Defense group to meet the demanding specifications of the Company's space customers. These renovations are expected to provide the Company with the necessary manufacturing capability and capacity to meet anticipated customer delivery demands over the next 18 to 24 months. The Company's East Syracuse facility became ISO 9001 certified on July 19, 1999.

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

      The raw materials utilized in the various product areas are generally accessible and common to both of the Company's business segments. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. During fiscal year 2001, the Company had no vendors from which it purchased more than 10% of its total raw materials.

Competition

      The microwave component and subsystems industry is highly competitive. The Company competes against many companies, both foreign and domestic, many of which are larger and have greater financial and other resources. Direct competitors of the Company in the wireless market include KDI, M/A-com, a division of Tyco International, Merrimac Industries, Filtronic PLC, Smith Industries and Mini-Circuits. As a direct supplier to OEMs, the Company also faces significant competition from the in-house capabilities of its customers. Recently, however, in the wireless market many of the OEMs are outsourcing more design and production work, thereby freeing up their internal resources for other use. Thus, internal customer competition exists predominantly in the Company's satellite business.

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

Employees

      As of June 30, 2001, the Company employed 412 full-time people. Of these employees, 107 were members of the engineering staff, 253 were in manufacturing, 19 were in sales and marketing positions, and 33 were in management and support functions. None of these employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be excellent.

Item 2. Properties

      The principal facility of the Company is a 105,000 square foot building, which the Company owns, located on a 30 acre parcel in East Syracuse, New York. The building currently houses a substantial portion of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering activities.

      The Company leases a 20,000 square foot building in Frimley, England. Annual rental cost of this facility is approximately $370,000 and the Company is currently subletting the building. During the fiscal year ended June 30, 2001, payments to the Company under this sublease were at more than 90% of the full lease value. The existing lease term on this building runs to 2014. There is no assurance that the Company will be able to continuously sublet the building during the remaining lease term so as to offset its rental cost in whole or in part.

      The Company also leases a 15,700 square foot facility in Bohemia, New York, which houses the production, engineering and administrative functions of RF Power, pursuant to a lease that expires in June, 2003. Annual rent for this facility is approximately $132,000.

      The Company also leases a 20,000 square foot facility in Neptune, New Jersey that formerly housed the production, engineering and administrative functions of APPI pursuant to a lease that expires in December 2005. Annual rent for this facility is approximately $272,400. The Company is presently seeking to sub-lease this building for the remainder of the lease term.

      Effective August 31, 2001, the Company signed a five year lease with an option for five additional years for approximately 20,000 square feet in North Andover, Massachusetts, which currently houses the acquired business of Amitron. Annual rent for this facility is approximately $155,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended June 30, 2001, there were no matters submitted to a vote of security holders.

Item 4A. Executive Officers of the Registrant

      Executive officers of the Company, their respective ages as of June 30, 2001, and their positions held with the Company are as follows:

Name                       Age          Position
----                       ---          --------

Lawrence A. Sala ........   38   President, Chief Executive Officer and Director
Carl W. Gerst, Jr .......   63   Chief Technical Officer, Treasurer, Vice
                                   Chairman and Director
Gert R. Thygesen ........   46   Vice President, Technology
Joseph E. Porcello ......   49   Vice President, Finance
Stanley S. Slingerland ..   53   Vice President, Human Resources
Mark P. Burdick .........   43   Vice President and General Manager
Timothy P. Ross .........   42   Vice President, Business Development
Thomas J. Passaro, Jr ...   40   Vice President and President of RF Power

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

      Gert R. Thygesen joined the Company in 1981 and has served as Vice President of Technology since September 2000. He previously served as Vice President, Operations since April 1995 and as Operations Manager of the Company from 1992 until 1995 and as Program Manager, Digital RF Memories & Advanced Systems, from 1988 to 1992. Mr. Thygesen holds a bachelor of science degree and a master's degree in electrical engineering from Aalborg University Center, Denmark.

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

      Mark P. Burdick has been with the Company since 1978 and has served as Vice President and General Manager since September, 2000. He served as Vice President and General Manager, Wireless Group since November 1999, as Business Unit Manager -- Commercial Products from 1994 to 1999, and as Group Manager for Defense Radar Countermeasure Subsystems from 1991 to 1994. Mr. Burdick holds a bachelor of science in electrical engineering from the Rochester Institute of Technology, and a Master's of Business Administration from the University of Rochester.

      Thomas J. Passaro, Jr., joined the Company in February 2000 in connection with the acquisition of RF Power. He serves as a Vice President of the Company and as President of RF Power. Mr. Passaro, a co-founder of RF Power, served as its President from June 1998 to February 2000 and as its Vice President from 1988 to June 1998.

      Timothy P. Ross has been with the Company since 1982 and has served as Vice President -- Business Development since September, 2000. He served as Vice President and General Manager, Space and Defense Group, of the Company since November 1999. Mr. Ross served as Business Unit Manager -- Satellite Communications of the Company from 1995 to 1999 and as a Program Manager from 1988 to 1995. Mr. Ross holds an associate's degree in engineering science, a bachelor of science in electrical engineering from Clarkson University, and a Master's in Business Education from the University of Rochester.

      Each executive officer is elected annually by the Board of Directors of the Company and serves at the pleasure of the Board.

                                     PART II

Item 5. Market For the Company's Common Stock and Related Stockholder Matters

      The common stock of the Company is quoted on The Nasdaq National Market under the symbol "ANEN." The following table sets forth the range of quarterly high and low sales prices reported on The Nasdaq National Market for the Company's common stock for the quarters indicated. Quotations represent prices between dealers and do not include retail mark-ups, mark- downs or commissions. Prices set forth below have been adjusted to reflect a two-for-one stock split effectuated in the form of a stock dividend paid on November 27, 2000.

                            Fiscal 2001                                           Fiscal 2000
                            -----------                                           -----------
                              Quarter                                               Quarter
                              -------                                               -------
              1st        2nd         3rd         4th               1st          2nd         3rd        4th

High          71.375     77.000      66.500      25.490            10.708       18.583      38.917     69.50

Low           31.500     34.625      11.438      10.000            6.833        8.833       14.500     26.125

      The Company had approximately 425 holders of record of its common stock at September 10, 2001.

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

Item 6. Selected Consolidated Financial Data

      The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 2001, and with respect to the balance sheets at June 30, 2000 and 2001, are derived from the consolidated financial statements that have been audited by KPMG LLP, independent auditors, which are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such consolidated financial statements. The statement of operations data for the years ended June 30, 1997 and June 30, 1998, and the balance sheet data at June 30, 1997, June 30, 1998 and June 30, 1999, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                                      Years Ended
                                                             ----------------------------------------------------------------
                                                              June 30,    June 30,       June 30,      June 30,      June 30,
                                                               2001         2000           1999          1998          1997
                                                             --------     --------       --------      --------      --------
                                                                          (In thousands, except per share data)
Statement of Operations Data:
Net sales                                                    $ 84,825      $ 60,172       $45,739       $37,449       $24,227
Cost of sales                                                  52,527        35,074        27,711        23,571        16,243
                                                             --------      --------       -------       -------       -------

Gross profit                                                   32,298        25,098        18,028        13,878         7,984
                                                             --------      --------       -------       -------       -------

Operating expenses:
         Marketing                                              6,584         5,434         4,177         3,998         3,170
         Research and development                               5,023         3,816         2,835         1,380           540
         General and administrative                             8,392         4,394         3,220         2,873         2,239
         Restructuring                                            688            --            --            --            --
                                                             --------      --------       -------       -------       -------

         Total operating expenses                              20,687        13,644        10,232         8,251         5,949
                                                             --------      --------       -------       -------       -------

Operating income                                               11,611        11,454         7,796         5,627         2,035
                                                             --------      --------       -------       -------       -------

Other income (expense):
            Interest expense                                     (159)          (66)          (38)          (82)          (94)
            Other, primarily interest income                    7,162         3,316         1,396           922           114
                                                             --------      --------       -------       -------       -------

            Total other income                                  7,003         3,250         1,358           840            20
                                                             --------      --------       -------       -------       -------

Income before income taxes                                     18,614        14,704         9,154         6,467         2,055
Income taxes                                                    6,400         5,063         2,204         2,330            --
                                                             --------      --------       -------       -------       -------

Net income                                                   $ 12,214      $  9,641       $ 6,950       $ 4,137       $ 2,055
                                                             ========      ========       =======       =======       =======

Net income per common and common equivalent share:
         Basic                                               $    .55      $    .54       $   .42       $   .28       $   .17
                                                             ========      ========       =======       =======       =======
         Diluted                                             $    .52      $    .50       $   .40       $   .26       $   .16
                                                             ========      ========       =======       =======       =======

Shares used in computing net income per common and
common equivalent share:
         Basic                                                 22,134        17,978        16,566        14,952        12,318
         Diluted                                               23,455        19,299        17,310        15,711        12,996

                                                                                      (In thousands)
Balance Sheet Data:
Cash and cash equivalents                                    $ 11,748      $  6,179       $13,482       $11,249       $ 3,807
Working capital                                               146,677       106,271        39,053        38,965        15,042
Total assets                                                  209,055       189,696        58,467        50,903        25,973
Long-term debt, less current installments                          --            --            --            --           453
Stockholders' equity                                          199,454       179,572        51,845        45,506        20,327

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

Overview

      The Company designs, develops, and markets integrated microwave components, assemblies, and subsystems for the wireless communications, satellite communications, and defense electronics markets. The Company uses its proprietary Multi-Layer Stripline technology to generate compact, lightweight, and cost-effective products for use in these markets. The Company offers its integrated assemblies and high-end subsystems to leading wireless communications equipment manufacturers such as Ericsson, Motorola, Lucent Technologies, and Nortel Networks and to satellite communications companies such as Boeing Satellite and Lockheed Martin.

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

      In April 2000, the Company successfully completed a follow-on offering in which 4,689,000 new shares of the Company's common stock (adjusted to reflect three-for-two and two-for-one stock splits effectuated in the form of stock dividends paid on June 12, 2000 and November 27, 2000, respectively) were sold by the Company. The offering price was $25.34 per share (on a post-split basis), resulting in approximately $112.2 million in net proceeds for the Company. The Company plans to use these net proceeds for general corporate purposes and may also use a portion of the net proceeds to acquire additional complementary products, technologies, or businesses.

      On February 29, 2000, the Company acquired all of the outstanding capital stock of RF Power. RF Power, based in Bohemia, New York, is primarily engaged in the manufacture of electronic products, including power resistors, attenuators, and couplers. The purchase price for RF Power was $7,749,294 in cash, including direct acquisition costs, and 70,552 shares (on a post-split basis) of the Company's common stock with an aggregate value of $1,744,667. The Company accounted for this acquisition using the purchase method of accounting for business combinations.

      On July 31, 2000, the Company acquired substantially all the net assets of Ocean Microwave, Inc. ("Ocean Microwave"). Ocean Microwave was based in Neptune, New Jersey, and is primarily engaged in the design and manufacture of isolator and circulator components. The acquired business of Ocean Microwave is conducted from the Company's subsidiary, APPI. The purchase price was $18 million, including direct acquisition costs. The acquisition was accounted for under the purchase method of accounting for business combinations. In May 2001, due to the severe downturn in the wireless infrastructure market, the Company decided to close the Neptune, New Jersey facility and move the isolator and circulator production to its East Syracuse, New York facility. This move was completed by June 30, 2001 and in connection with the relocation, the Company recognized a restructuring charge of approximately $688,000 in the fourth quarter of fiscal 2001. This charge consisted of employee termination benefits of approximately $297,000, recognition of a non cancelable lease obligation of approximately $216,000, and leasehold and equipment impairments approximating $175,000.

      On August 31, 2001, the Company acquired all of the outstanding capital stock of Amitron. Amitron is based in North Andover, Massachusetts and is primarily engaged in the design and manufacture of ceramic components and circuits and for the medical, telecommunications and defense electronics market. The purchase price was $9,775,000 in cash and 95,704 shares of the Company's common stock with an aggregate value of $1,776,812. The acquisition will be accounted for under the purchase method of accounting for business combinations.

Results of Operations

      The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                        Years Ended June 30,
                                                        --------------------
                                                   2001        2000        1999
                                                   ----        ----        ----
Net sales ..................................      100.0%      100.0%      100.0%
Cost of sales ..............................       61.9        58.3        60.6
                                                  -----       -----       -----
Gross profit ...............................       38.1        41.7        39.4
                                                  -----       -----       -----
Operating expenses:
     Marketing .............................        7.8         9.0         9.1
     Research and development ..............        5.9         6.3         6.2
     General and administrative ............        9.9         7.3         7.0
     Restructuring .........................        0.8          --          --
                                                  -----       -----       -----
         Total operating expenses ..........       24.4        22.6        22.3
                                                  -----       -----       -----
Operating income ...........................       13.7        19.1        17.1
                                                  -----       -----       -----
Other income (expense):
     Interest expense ......................       (0.2)       (0.1)       (0.1)
     Other, primarily interest income ......        8.4         5.5         3.1
                                                  -----       -----       -----
         Total other income ................        8.2         5.4         3.0
                                                  -----       -----       -----

Income before income taxes .................       21.9        24.5        20.1
Income taxes ...............................        7.5         8.4         4.8
                                                  -----       -----       -----
Net income .................................       14.4%       16.1%       15.3%
                                                  =====       =====       =====

      The following table sets forth the Company's net sales by industry segment for the periods indicated:

                                              Years Ended June 30,
                                              --------------------
                                           2001      2000       1999
                                           ----      ----       ----
                                                (In thousands)
Wireless .......................         $61,710    $38,807    $21,450
Space & Defense ................          23,115     21,365     24,289
                                         -------    -------    -------
                                         $84,825    $60,172    $45,739
                                         =======    =======    =======

Year Ended June 30, 2001 (Fiscal 2001) Compared to Year Ended June 30, 2000 (Fiscal 2000)

      Net Sales. Net sales for fiscal 2001 were $84.8 million, up 41.0% over net sales of $60.2 million in fiscal 2000. The increase was the result of a 59.0% rise in Wireless sales and an 8.2% increase in shipments of Space and Defense products.

      The increase in the sale of Wireless products, which consist of standard and surface mount catalog components and custom subassemblies for use in building wireless basestation equipment, amounted to $22.9 million and reflects mainly sales of the Company's two recent acquisitions, APPI and RF Power, whose combined sales were $24.1 million for fiscal 2001. Real Wireless product sales growth, after adjusting for these acquisitions, was approximately 12.4%, or $4.1 million, in fiscal 2001 compared to the prior year sales.

      During the latter part of the third quarter of fiscal 2001, the Company saw a rapid downturn in the wireless marketplace which resulted in an increasing number of reductions in customer demand forecasts and delivery pushouts beginning toward the end of February 2001 and continuing through June 2001. This severe market downturn has had a negative impact on all of the Company's
Wireless product lines and it appears that unfavorable Wireless market conditions will continue potentially beyond calendar 2001. This world-wide wireless market downturn is expected to possibly result in further declines in the Company's Wireless sales in the first half of fiscal 2002.

      Space and Defense products consist of custom multi-layer components and assemblies for communication satellites and defense radar countermeasures subsystems for the military. Sales in the Space and Defense group rose $1.8 million or 8.2% in fiscal 2001 compared to the prior fiscal year. This small increase in shipments resulted from the first pre-production engineering hardware shipments and initial production shipments for the Boeing Spaceway program. This program, which has been in an engineering design phase for the past year and a half, entered full factory production in the fourth quarter of fiscal 2001. This satellite program is expected to place Space and Defense shipments in the $6.0 - $6.5 million range, quarterly, for fiscal 2002.

      Gross Profit. Gross profit for fiscal 2001 was $32.3 million (38.1% of net sales), up $7.2 million from $25.1 million (41.7% of net sales) for fiscal 2000. Gross profit increased significantly due to the absolute increase in sales in fiscal 2001 compared to fiscal 2000. The rise in sales volume did not result in further improvement in gross margin as a percent of sales, year over year, as the gross margin at the Company's new subsidiaries, which provided the majority of the current year sales increase, were below those of its main plant operations in East Syracuse, New York. Additionally, gross profit improvement was further hindered by the decline in shipments in the second half of fiscal 2001 due to the downturn in the world-wide wireless market. In light of the current and expected lower sales levels, the Company has taken action to consolidate its operations, reduced its personnel levels by over 25% from their peak in February 2001, and minimized other indirect costs. These efforts should have some effect on gross profit, but the Company does not expect gross profit margins to improve significantly unless and until sales return to prior levels. Cost of sales consists primarily of engineering design costs, material fabrication costs and test costs.

      Marketing. Marketing expenses consist mainly of employee-related expenses, commissions paid to sales representatives, trade-show expenses, advertising expenses, and related travel expenses. Marketing expenses increased 21.1% to $6.6 million (7.8% of net sales) for fiscal 2001 from $5.4 million (9.0% of net sales) for fiscal 2000. This increase was a result of the continuing expansion of the marketing and sales organization to support the Company's expanding commercial markets, as well as eleven and eight months of expense for APPI and RF Power, respectively, not included in fiscal 2000 expenses. Despite the recent wireless market downturn, the Company is planning to continue to expand its sales and marketing capabilities over the next six months.

      Research and Development. Research and development expenses consist of materials, salaries and related overhead costs of employees engaged in ongoing research, design, and development activities associated with new products and technology. Research and development expenses increased 31.6% to $5.0 million (5.9% of net sales) in fiscal 2001 from $3.8 million (6.3% of net sales) for fiscal 2000. Research and development expenditures are expanding to support further development of wireless infrastructure products and 3G broadband fixed wireless product opportunities. The inclusion of APPI and RF Power in the Company's research and development expense in fiscal 2001 accounted for approximately $438,000 in additional expenses. Despite the current wireless market downturn, the Company does not expect to reduce its current research and development efforts in the near term.

      General and Administrative. General and administrative expenses increased 91.0% to $8.4 million (9.9% of net sales) for fiscal 2001 from $4.4 million (7.3% of net sales) for fiscal 2000. General and administrative expenses have increased due to the hiring of additional personnel to support the Company's corporate acquisition activity, a rise in professional fees due to the Company's growth, and amortization of goodwill expense related to acquisitions. Additionally, the current year expense includes 11 and eight months general and administrative expense for APPI and RF Power, respectively, not included in fiscal 2000.

      Restructuring. Restructuring expense consists of severance pay, vacation pay, abandoned equipment and leasehold impairment charges and accrued noncancellable lease obligation expenses related to the closure of APPI's New Jersey facility and relocation of APPI's operations to East Syracuse, New York. Restructuring expenses were $688,000 (0.8% of net sales) in fiscal 2001 compared to no restructuring expense in fiscal 2000.

      Interest Expense. Interest expense represents commitment fees and interest paid on certain long-term deferred obligations. Interest expense for fiscal 2001 was $160,000 (0.2% of net sales) compared to $66,000 (0.1% of net sales) for fiscal 2000. The increase in interest expense was caused by the addition of interest bearing obligations of RF Power.

      Other income. Other income is primarily interest income received on invested cash balances. Other income increased 116.0% to $7.2 million (8.4% of net sales) for fiscal 2001 from $3.3 million (5.5% of net sales) for fiscal 2000 due to the income received on the $112 million of net proceeds raised through the Company's follow-on offering completed in April 2000.

      Income Taxes. Income tax expense for fiscal 2001 was $6.4 million (7.5% of net sales), representing an effective tax rate of 34.4%. This compared to $5.1 million (8.4% of net sales) for fiscal 2000, also representing an effective tax rate of 34.4%.

Year Ended June 30, 2000 (Fiscal 2000) Compared to Year Ended June 30, 1999 (Fiscal 1999)

      Net Sales. Net sales increased 31.6% to $60.2 million for fiscal 2000. The increase was led by an 80.9% rise in Wireless sales which more than offset a 12.0% decline in sales of Space and Defense products.

      The increase in sales of Wireless products reflected both strong demand by the major base station OEMs, as well as the Company's success in achieving higher dollar content per base station for its latest microwave backplane products. Both shipments of custom backplanes to OEMs and shipments of Xinger(R) surface mount products to amplifier manufacturers rose significantly in fiscal 2000 in response to this demand. The increase in Wireless sales also reflected the inclusion of four months sales of RF Power, which the Company acquired on February 29, 2000.

      Sales in the Space and Defense group fell $2.9 million, or 12.0% for the year ended June 30, 2000, compared to fiscal 1999. This decline resulted from both delays in satellite contract awards in fiscal 1999 and the completion of the Airborne Self Protection Jammer program contract in the second quarter of fiscal 2000, both of which were events the Company anticipated.

      Gross Profit. Gross profit for fiscal 2000 was $25.1 million (41.7% of net sales), up $7.1 million from $18.0 million (39.4% of net sales) for fiscal 1999. This improvement resulted from the increase in sales volume in the Wireless group which resulted in significant economies of scale in the manufacturing operation. These economies were further enhanced by investment in new automated equipment within the Wireless group which helped to further increase production yields and manufacturing efficiency. Gross profit was also improved by an increase in higher margin engineering design sales in the Space and Defense group.

      Marketing. Marketing expenses increased 30.0% to $5.4 million (9.0% of net sales) for fiscal 2000 from $4.2 million (9.1% of net sales) for fiscal 1999. This increase was a result of the continuing expansion of the Company's marketing and sales organization to support increased order volume and the inclusion of four months marketing expense of RF Power. Marketing expenses were further increased in fiscal 2000 as advertising expense rose due to special programs to inform customers of acquisitions and product introductions.

      Research and Development. Research and development expenses increased 34.6% to $3.8 million (6.3% of net sales) in fiscal 2000 from $2.8 million (6.2% of net sales) for fiscal 1999. Research and development expenditures expanded to support development of wireless infrastructure products and satellite communications opportunities. The acquisition of RF Power did not have a material impact on research and development expenses in fiscal 2000.

      General and Administrative. General and administrative expenses increased 36.5% to $4.4 million (7.3% of net sales) for fiscal 2000 from $3.2 million (7.0% of net sales) for fiscal 1999. General and administrative expenses have increased due to the hiring of additional personnel, a rise in professional fees due to Company growth, and the inclusion of four months general and administrative expense of RF Power.

      Interest Expense. Interest expense for fiscal 2000 was $66,000 (0.1% of net sales) compared to $39,000 (0.1% of net sales) for fiscal 1999. The increase in interest expense was caused by the addition of interest expense on obligations of RF Power.

      Other income. Other income increased 137.5% to $3.3 million (5.5% of net sales) for fiscal 2000 from $1.4 million (3.1% of net sales) for fiscal 1999. This rise was due to a significant increase in cash balances in the current year compared to the prior year resulting from the $112.2 million net proceeds raised through the Company's follow-on offering completed in March 2000.

      Income Taxes. Income tax expense for fiscal 2000 was $5.1 million (8.4% of net sales) representing an effective tax rate of 34.4%. This compares to $2.2 million (4.8% of net sales) in fiscal 1999 representing an effective tax rate of 24.1% compared to a normal effective tax rate of 37-38%. The lower effective tax rate in fiscal 1999 resulted from a one time tax benefit recorded for the write-off of the Company's investment in its closed European subsidiary. The lower effective tax rate in fiscal 2000 resulted from a significant increase in tax exempt income on investments.

Liquidity and Capital Resources

      Net cash provided by operations for the years ended June 30, 2001 and 2000 was $16.7 million and $6.8 million, respectively. The positive cash flow from operations in both fiscal 2001 and 2000 was due primarily to the profit attained in both years. The higher level of cash provided by operations in fiscal 2001, compared to fiscal 2000, resulted primarily from significantly higher levels of non-cash items such as depreciation and amortization of goodwill in fiscal 2001 compared to fiscal 2000. Additionally, the increase in cash generated by tax benefits related to the exercise of stock options by employees rose from $2.5 million in fiscal 2000 to $5.4 million in fiscal 2001.

      Net cash used in investing activities in fiscal 2001 and 2000 consisted of funds used to purchase capital equipment, cash used to fund acquisitions in both fiscal years, and cash used for or generated by the purchase and sale of short-term marketable debt securities in both fiscal years.

      Capital equipment purchases in fiscal 2001 and 2000 were $8.0 million and $6.0 million, respectively. The capital investments in both years consisted primarily of manufacturing equipment and building renovations to expand the Company's wireless production capacity. Additionally, in fiscal 2001 and 2000, the Company expended $7.5 million and $17.9 million in cash, respectively, to acquire RF Power and Ocean Microwave.

      Cash provided by financing activities in fiscal 2001 and fiscal 2000 consisted of funds received for the exercise of stock options in both years ($2.9 and $1.5 million, respectively) and in fiscal 2000, $112.2 million in net proceeds received from the completion of a follow-on stock offering in April 2000. Cash used in financing activities in fiscal 2001 and 2000 consisted of payments on long-term debt of $408,000 and $383,000, respectively. Additionally, during the fourth quarter of fiscal 2001, $1.3 million was used to repurchase 117,000 shares of the Company's common stock. The purchases were made under a
2.0 million share repurchase program authorized by the Board of Directors in March 2001.

      The Company has a credit facility providing an unsecured $10 million working capital revolving line of credit bearing interest at prime and maturing December 31, 2003. The terms of the credit facility require maintenance of a minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the applicable loan agreement. The Company believes that it was in compliance with all restrictions and covenants at June 30, 2001. At June 30, 2001, $0 was outstanding under the credit facility. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations, and funds available under the credit facility.

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations which supersedes Accounting Principles Board
(APB) Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company has reviewed the Statement and believes that, upon implementation, the Statement will not have a material impact on its consolidated financial statements.

      In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal 2002. The Company is currently assessing the Statement and has not yet made a determination of the impact adoption will have on its consolidated financial statements.

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

      As of June 30, 2001, the Company had cash, cash equivalents, and marketable debt securities of $132.0 million, of which approximately $120.3 million consisted of highly liquid investments in marketable debt securities. These investments at the date of purchase normally have maturities between one and 18 months and are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rate of 10% from June 30, 2001 rates would cause the market price of these securities to fluctuate by an insignificant amount. Due to the relatively short maturities of the securities and the Company's ability to hold these investments to maturity, an immediate increase in interest rates would not have a significant effect on the financial condition or results of operations of the Company. Over time, however, declines in interest rates will reduce the Company's interest income.

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

      The unaudited supplementary financial information required by this Item is contained in note 21 to the consolidated financial statements of the Company which have been submitted as a separate section of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

      Information required by this Item concerning directors of the Company is contained in the Company's proxy statement filed with respect to the 2001 Annual Meeting of Shareholders and is incorporated by reference herein. The information regarding executive officers of the Company required by this Item is included in
Item 4A hereof.

Item 11. Executive Compensation

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2001 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2001 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2001 Annual Meeting of Shareholders and is incorporated by reference herein.

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

(a)   1. and 2.   Financial Statements and Schedules:

                  Reference is made to the Index of Financial
                  Statements hereinafter contained

      3.          Exhibits:

                  Reference is made to the list of Exhibits hereinafter contained

(b)   Current Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K on April 26, 2001 related to its implementation of a Shareholder Protection Rights Plan.

(c)   Exhibits:

      Index to Exhibits

  Exhibit No.                     Description
  -----------                     -----------

      3.1         Certificate of Incorporation, as amended (1)

      3.2         Restated By-Laws (2)

      4.1         Specimen Certificate of Common Stock (3)

      4.2 Shareholder Protection Rights Agreement dated as of April 20, 2001, between the Company and American Stock Transfer & Trust Company, including forms of Rights Certificate and Election to Exercise (4)

      10.1 Employment Agreement, dated as of July 1, 2001, between the Company and Lawrence A. Sala

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

      10.9        Anaren Microwave, Inc. Stock Option Plan (12)

      10.10 Employment Agreement, dated as of February 29, 2000, between the Company and Thomas J. Passaro, Jr. (13)

      21          Subsidiaries of the Company.

      23          Consent of KPMG LLP.

----------

(1) (A) Restated Certificate of Incorporation of the Company, filed on August 11, 1967, is incorporated herein by reference to Exhibit 3(a) to Company's Registration Statement on Form S-1 (Registration No. 2-42704); (B) Amendment, filed on December 19, 1980, is incorporated herein by reference to Exhibit 4.1(ii) to the Company's Registration Statement on Form S-2 (Registration No. 2-86025); (C) Amendment, filed on March 18, 1985, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1987; (D) Amendment, filed on December 14, 1987, is incorporated herein by reference to Exhibit 4(a)(iv) to the Company's Registration Statement on Form S-8 (Registration No. 33-19618); (E) Amendment, filed on April 8, 1999, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1999; (F) Amendment, filed on February 8, 2000, is incorporated herein reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000; and (G) Amendment, filed on November 22, 2000, is incorporated by reference to
      Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-6620) for the three months ended December 31, 2000.

(2) Incorporated herein reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.

(3) Incorporated herein reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.

(4) Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Company's Registration Statement on Form 8-A (Commission File No. 0-6620) filed with the Securities and Exchange Commission on April 26, 2001.

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

(13) Incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 2000.

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Anaren Microwave, Inc.

                                    /s/ Lawrence A. Sala
                                    --------------------------------------------
                                    Name: Lawrence A. Sala
                                    Title: President and Chief Executive Officer

Date: September 19, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                       Title                              Date
      ---------                       -----                              ----
/s/ Lawrence A. Sala             President and Chief                September 19, 2001
-----------------------          Executive Officer
Lawrence A. Sala                 (Principal Executive Officer)

/s/ Joseph E. Porcello           Vice President of Finance          September 19, 2001
-----------------------          (Principal Financial and
Joseph E. Porcello               Accounting Officer)

/s/ Hugh A. Hair                 Chairman of the Board              September 19, 2001
-----------------------
Hugh A. Hair

/s/ Carl W. Gerst, Jr.           Vice Chairman of the Board         September 19, 2001
-----------------------
Carl W. Gerst, Jr.

/s/ Herbert I. Corkin            Director                           September 19, 2001
-----------------------
Herbert I. Corkin

/s/ Dale F. Eck                  Director                           September 19, 2001
-----------------------
Dale F. Eck

/s/ Matthew S. Robison           Director                           September 19, 2001
-----------------------
Matthew S. Robison

/s/ David Wilemon                Director                           September 19, 2001
-----------------------
David Wilemon

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report ............................................    29

Consolidated Balance Sheets as of June 30, 2001 and 2000 ................    30

Consolidated Statements of Operations for the Years ended
    June 30, 2001, 2000 and 1999 ........................................    31

Consolidated Statements of Stockholders' Equity for the Years ended
    June 30, 2001, 2000 and 1999 ........................................    32

Consolidated Statements of Cash Flows for the Years ended
    June 30, 2001, 2000 and 1999 ........................................    33

Notes to Consolidated Financial Statements ..............................    34

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren Microwave, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

August 1, 2001
Syracuse, New York

                    ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             June 30, 2001 and 2000

                                     Assets
                                                     2001             2000
                                                 -------------    -------------
Current assets:
   Cash and cash equivalents .................   $ 11,748,542     $  6,179,202
   Marketable debt securities (note 3) .......    108,557,983       79,926,644
   Receivables, less allowance for bad
     debts of $195,000 and $55,000 in
     2001 and 2000, respectively .............     11,504,168       10,992,693
   Inventories (note 4) ......................     18,566,977       12,385,125
   Accrued interest receivable ...............      1,304,877        2,121,050
   Refundable income taxes ...................         53,804          690,729
   Prepaid expenses ..........................        569,242          658,792
   Deferred income taxes (note 17) ...........        956,759          301,220
   Other current assets ......................      1,139,157          506,621
                                                 ------------     ------------
                  Total current assets .......    154,401,509      113,762,076

Marketable debt securities (note 3) ..........     11,725,960       53,874,918
Property, plant and equipment,
   net (note 5) ..............................     18,805,901       13,336,593
Goodwill, net of accumulated amortization
   of $1,726,838 and $173,796 in 2001
   and 2000, respectively (note 2) ...........     23,410,534        7,647,108
Deferred income taxes (note 17) ..............        263,348          571,862
Patent, net of accumulated amortization
   of $143,742 and $71,871 in 2001 and
   2000, respectively (note 1) ...............        448,224          503,094
                                                 ------------     ------------
                                                 $209,055,476     $189,695,651
                                                 ============     ============

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ..........................   $  2,985,793     $  3,830,807
   Accrued expenses (note 6) .................      2,966,258        2,244,241
   Income taxes payable ......................        938,984          623,431
   Customer advance payments .................        767,790          601,957
   Other current liabilities (note 8) ........         65,000          190,814
                                                 ------------     ------------
                  Total current liabilities ..      7,723,825        7,491,250

Postretirement benefit obligation (note 16) ..      1,391,496        1,324,978
Other liabilities (note 8) ...................        486,380        1,307,788
                                                 ------------     ------------
                  Total liabilities ..........      9,601,701       10,124,016
                                                 ------------     ------------
Commitments and concentrations (notes 18,
   19, and 20) Stockholders' equity:
   Common stock of $.01 par value
     Authorized 200,000,000 shares
     (note 10); issued 25,496,238 and
     24,964,362 in 2001 and 2000,
     respectively ............................        254,962          249,644
   Additional paid-in capital ................    166,051,341      156,097,167
   Unearned compensation (note 13) ...........     (1,723,377)        (723,712)
   Retained earnings .........................     39,643,487       27,429,519
                                                 ------------     ------------
                                                  204,226,413      183,052,618
   Less cost of 3,177,822 and 3,060,822
     treasury shares in 2001 and 2000,
     respectively ............................      4,772,638        3,480,983
                                                 ------------     ------------
                  Total stockholders' equity .    199,453,775      179,571,635
                                                 ------------     ------------
                                                 $209,055,476     $189,695,651
                                                 ============     ============

          See accompanying notes to consolidated financial statements.

                    ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                    Years ended June 30, 2001, 2000 and 1999

                                              2001            2000            1999
                                          -----------     -----------     -----------
Net sales .............................   $84,825,275     $60,171,836     $45,738,992

Cost of sales .........................    52,526,584      35,074,116      27,710,807
                                          -----------     -----------     -----------
         Gross profit .................    32,298,691      25,097,720      18,028,185
                                          -----------     -----------     -----------
Operating expenses:
   Marketing ..........................     6,584,090       5,433,627       4,176,762
   Research and development ...........     5,022,882       3,815,862       2,834,697
   General and administrative .........     8,392,118       4,394,099       3,220,238
   Restructuring (note 7) .............       688,337              --              --
                                          -----------     -----------     -----------
         Total operating expenses .....    20,687,427      13,643,588      10,231,697
                                          -----------     -----------     -----------
         Operating income .............    11,611,264      11,454,132       7,796,488
                                          -----------     -----------     -----------
Other income (expense):
   Interest expense ...................      (159,506)        (65,999)        (38,537)
   Other, primarily interest income ...     7,162,210       3,315,666       1,395,874
                                          -----------     -----------     -----------
         Total other income ...........     7,002,704       3,249,667       1,357,337
                                          -----------     -----------     -----------
Income before income taxes ............    18,613,968      14,703,799       9,153,825

Income tax expense (note 17) ..........     6,400,000       5,063,000       2,204,000
                                          -----------     -----------     -----------
         Net income ...................   $12,213,968     $ 9,640,799     $ 6,949,825
                                          ===========     ===========     ===========

Net income per common and
   common equivalent share:
         Basic ........................   $       .55     $       .54     $       .42
                                          ===========     ===========     ===========
         Diluted ......................   $       .52     $       .50     $       .40
                                          ===========     ===========     ===========
Shares used in computing net income per
   common and common equivalent share:
         Basic ........................    22,133,585      17,977,782      16,566,168
                                          ===========     ===========     ===========
         Diluted ......................    23,455,244      19,299,460      17,309,098
                                          ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                    Years ended June 30, 2001, 2000 and 1999

                                                Common Stock              Additional
                                        ------------------------------     Paid-in        Unearned
                                           Shares           Amount         Capital      Compensation
                                        -------------    -------------   -------------   ------------
Balance at June 30, 1998 ............   19,366,098         $193,661      $ 36,482,644     $        --
   Net income .......................           --               --                --              --
   Purchase of treasury stock .......           --               --                --              --
   Stock options exercised (note 12)       297,000            2,970           513,549              --
   Stock options granted in
     connection with acquisition of
     patent (notes 1 and 12) ........           --               --           249,965              --
   Tax benefit from exercise of
     stock options (note 17) ........           --               --            92,225              --
                                        ----------         --------      ------------     -----------
Balance at June 30, 1999 ............   19,663,098          196,631        37,338,383              --
   Net income .......................           --               --                --              --
   Stock options exercised (note 12)       469,800            4,698         1,459,929              --
   Tax benefit from exercise of
     stock options (note 17) ........           --               --         2,513,788              --
   Issuance of restricted stock
     (note 13) ......................       72,000              720           893,280        (894,000)
   Amortization of unearned
     compensation (note 13) .........           --               --                --         170,288
   Issuance of stock in connection
     with acquisition (note 2) ......       70,552              705         1,743,962              --
   Sale of common stock (note 10) ...    4,689,000           46,890       112,147,825              --
   Dividends to stockholders
     (note 11) ......................          (88)              --                --              --
                                        ----------         --------      ------------     -----------
Balance at June 30, 2000 ............   24,964,362          249,644       156,097,167        (723,712)
   Net income .......................           --               --                --              --
Purchase of treasury stock ..........           --               --                --              --
   Stock options exercised (note 12)       500,900            5,009         2,882,102              --
   Tax benefit from exercise of
     stock options (note 17) ........           --               --         5,375,231              --
   Issuance of restricted stock
     (note 13) ......................       30,976              309         1,524,791      (1,525,100)
   Amortization of unearned
     compensation (note 13) .........           --               --                --         525,435
   Stock options granted for services
     (note 12) ......................           --               --           172,050              --
                                        ----------         --------      ------------     -----------
Balance at June 30, 2001 ............   25,496,238         $254,962      $166,051,341     $(1,723,377)
                                        ==========         ========      ============     ===========

                                                             Treasury Stock               Total
                                           Retained     ---------------------------    Stockholders'
                                           Earnings       Shares          Amount          Equity
                                        -------------   -----------  --------------   -------------
Balance at June 30, 1998 ............   $10,841,642      2,676,822     $(2,012,077)     $ 45,505,870
   Net income .......................     6,949,825             --              --         6,949,825
   Purchase of treasury stock .......            --        384,000      (1,468,906)       (1,468,906)
   Stock options exercised (note 12)             --             --              --           516,519
   Stock options granted in
     connection with acquisition of
     patent (notes 1 and 12) ........            --             --              --           249,965
   Tax benefit from exercise of
     stock options (note 17) ........            --             --              --            92,225
                                        -----------      ---------     -----------      ------------
Balance at June 30, 1999 ............    17,791,467      3,060,822      (3,480,983)       51,845,498
   Net income .......................     9,640,799             --              --         9,640,799
   Stock options exercised (note 12)             --             --              --         1,464,627
   Tax benefit from exercise of
     stock options (note 17) ........            --             --              --         2,513,788
   Issuance of restricted stock
     (note 13) ......................            --             --              --                --
   Amortization of unearned
     compensation (note 13) .........            --             --              --           170,288
   Issuance of stock in connection
     with acquisition (note 2) ......            --             --              --         1,744,667
   Sale of common stock (note 10) ...            --             --              --       112,194,715
   Dividends to stockholders
     (note 11) ......................        (2,747)            --              --            (2,747)
                                        -----------      ---------     -----------      ------------
Balance at June 30, 2000 ............    27,429,519      3,060,822      (3,480,983)      179,571,635
   Net income .......................    12,213,968             --              --        12,213,968
Purchase of treasury stock ..........            --        117,000      (1,291,655)       (1,291,655)
   Stock options exercised (note 12)             --             --              --         2,887,111
   Tax benefit from exercise of
     stock options (note 17) ........            --             --              --         5,375,231
   Issuance of restricted stock
     (note 13) ......................            --             --              --                --
   Amortization of unearned
     compensation (note 13) .........            --             --              --           525,435
   Stock options granted for services
     (note 12) ......................            --             --              --           172,050
                                        -----------      ---------     -----------      ------------
Balance at June 30, 2001 ............   $39,643,487      3,177,822     $(4,772,638)     $199,453,775
                                        ===========      =========     ===========      ============

          See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                    Years ended June 30, 2001, 2000 and 1999

                                                                   2001            2000             1999
                                                             --------------    -------------    -------------
Cash flows from operating activities:
   Net income .............................................   $ 12,213,968     $   9,640,799     $ 6,949,825
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization of plant and equipment       2,775,594         1,768,234       1,432,808
      Amortization of intangibles .........................      1,624,913           245,667              --
      Provision for doubtful accounts .....................        140,000                --              --
      Deferred income taxes ...............................       (347,025)         (120,900)       (270,778)
      Unearned compensation ...............................        525,435           170,288              --
      Tax benefit from exercise of stock options ..........      5,375,231         2,513,788          92,225
      Changes in operating assets and liabilities,
         net of business acquisitions:
            Receivables ...................................        836,617        (3,722,212)        944,488
            Refundable income taxes .......................        636,925           (56,360)       (461,846)
            Inventories ...................................     (4,184,124)       (2,527,080)      1,970,103
            Accrued interest receivable ...................        816,173        (1,537,683)             --
            Prepaid expenses ..............................         89,550          (399,468)        (85,709)
            Other assets ..................................       (590,051)         (137,428)             --
            Accounts payable ..............................     (3,376,398)          179,239         138,829
            Income taxes payable ..........................        315,553           151,241         154,930
            Accrued expenses ..............................        537,628           169,792         496,569
            Customer advance payments .....................        165,833           253,503         157,773
            Postretirement benefit obligation .............         66,518            46,409          32,148
            Other liabilities .............................       (947,222)          138,923         244,000
                                                              ------------     -------------     -----------
                Net cash provided by operating activities .     16,675,118         6,776,752      11,795,365
                                                              ------------     -------------     -----------
Cash flows from investing activities:
   Capital expenditures ...................................     (7,975,512)       (6,022,444)     (2,146,320)
   Net purchases of marketable debt securities ............     13,517,619      (113,820,158)     (6,139,007)
   Purchase of businesses, net of cash acquired (note 2) ..    (17,818,476)       (7,510,093)             --
   Patent acquisition costs ...............................        (17,001)               --        (325,000)
                                                              ------------     -------------     -----------
                Net cash used in investing activities .....    (12,293,370)     (127,352,695)     (8,610,327)
                                                              ------------     -------------     -----------
Cash flows from financing activities:
   Payments on notes and line of credit ...................       (407,864)         (383,026)             --
   Stock options exercised ................................      2,887,111         1,464,627         516,519
   Proceeds from sale of common stock, net (note 10) ......             --       112,194,715              --
   Purchase of treasury stock .............................     (1,291,655)               --      (1,468,906)
   Dividends to stockholders (note 11) ....................             --            (2,747)             --
                                                              ------------     -------------     -----------
                Net cash provided by (used in) financing
                  activities ..............................      1,187,592       113,273,569        (952,387)
                Net increase (decrease) in cash and cash
                  equivalents .............................      5,569,340        (7,302,374)      2,232,651
Cash and cash equivalents at beginning of year ............      6,179,202        13,481,576      11,248,925
                                                              ------------     -------------     -----------
Cash and cash equivalents at end of year ..................   $ 11,748,542     $   6,179,202     $13,481,576
                                                              ============     =============     ===========

          See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2001, 2000 and 1999

(1) Summary of Significant Accounting Policies

  (a) Principles of Consolidation

      The consolidated financial statements include the accounts of Anaren Microwave, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

  (b) Operations

      The Company is engaged in the design, development and manufacture of microwave components, assemblies and subsystems which receive and analyze radar signals and other microwave transmissions. Its primary products include devices and systems used in the wireless communications, satellite communications and defense electronics markets.

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

  (d) Cash Equivalents

      Cash  equivalents of $11,668,663 and $6,145,080 at June 30, 2001 and 2000,
respectively, consist of certificates of deposit and money market instruments having maturities of three months or less. Cash equivalents are stated at cost which approximates fair value.

  (e) Marketable Debt Securities

      The Company classifies its portfolio of marketable debt securities as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, as the Company does not hold any securities considered to be trading or available for sale. Securities held-to-maturity are those securities the Company has the ability and intent to hold to maturity.

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

  (h) Goodwill

      Goodwill arising from the acquisitions described in note 2 is amortized on a straight-line basis over 15 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is based on the excess of the carrying amount over the fair

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

value of those assets. No impairment has been indicated to date. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

  (i) Patent

      During fiscal 1999, the Company purchased a patent for $325,000 and 150,000 stock options. The stock options were valued at $249,965 as discussed in note 12. The patent is being amortized on a straight-line basis over its remaining life of 8 years. During fiscal 2001, the Company capitalized legal fees aggregating $17,001 associated with obtaining a new patent.

  (j) Net Income Per Share

      Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans described in notes 12 and 13. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

      The weighted average number of common shares outstanding for the basic income per share calculation was 22,133,585, 17,977,782 and 16,566,168 for 2001,
2000 and 1999, respectively. For diluted earnings per share purposes, these balances increased by 1,321,659, 1,321,678 and 742,930 shares for 2001, 2000 and
1999, respectively, due to the effect of common equivalent shares which were issuable under the Company's stock option and restricted stock plans.

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

  (m) Financial Instruments

      The Company's financial instruments, which include cash and cash equivalents, receivables, and accounts payable, are stated at cost which approximates fair value at June 30, 2001 and 2000. The Company's marketable debt securities are stated at amortized cost, and their fair values, as determined by quoted market prices, are presented in note 3.

  (n) Stock-based Compensation

      The Company measures compensation expense for its stock option-based employee compensation plans using the intrinsic value method and has provided pro forma disclosures of the effect on net income and net income per share as if the fair value-based method had been applied in measuring compensation expense.

      Upon issuance of shares of stock pursuant to the Company's Restricted Stock Program, an unearned compensation charge equivalent to the market value of the shares on the date of grant is charged to stockholders' equity and is amortized over the related share restriction period.

  (o) Use of Estimates

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

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

  (p) Recent Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations which supersedes Accounting Principles Board
(APB) Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company has reviewed the Statement and believes that, upon implementation, will not have a material impact on our consolidated financial statements.

      In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal 2002. The Company is currently assessing the Statement and has not yet made a determination of the impact adoption will have on our consolidated financial statements.

  (q) Reclassifications

      Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

(2) Acquisitions

      On February 29, 2000, the Company acquired all of the outstanding stock of RF Power Components, Inc. (RF Power). RF Power is based in Bohemia, New York, and is primarily engaged in the manufacture of electronic products, including power resistors, attenuators and couplers. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of RF Power have been included in the Company's consolidated financial statements since the date of acquisition.

      The purchase price was $7,749,294 in cash, including direct acquisition costs, and 70,552 shares of the Company's common stock with an aggregate value of $1,744,667. The purchase price was allocated to the net assets acquired and liabilities assumed based upon respective fair market values. The fair market values of plant and equipment were determined by an independent valuation which also validated the non existence of any identifiable intangible assets. The excess consideration over such fair values is recorded as goodwill and is being amortized on a straight-line basis over 15 years. The allocation of the purchase price to the assets acquired and liabilities assumed follows:

             Cash ..............................................  $   239,201
             Accounts receivable ...............................    1,520,752
             Inventories .......................................    1,473,123
             Prepaid expenses ..................................       34,966
             Refundable income taxes ...........................      172,523
             Plant and equipment ...............................      478,599
             Deposits and other assets .........................      369,193
             Deferred income taxes .............................      331,434
             Accounts payable ..................................   (1,291,342)
             Accrued expenses ..................................     (300,687)
             Line of credit indebtedness .......................     (383,026)
             Other liabilities .................................     (971,679)
             Goodwill ..........................................    7,820,904
                                                                  -----------
                                                                  $ 9,493,961
                                                                  ===========

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

      On July 31, 2000, the Company acquired substantially all the net assets of Ocean Microwave Corporation (Ocean). Ocean was based in Neptune, New Jersey, and was primarily engaged in the design and manufacture of isolator and circulator components. The acquired Ocean business is conducted from the Company's subsidiary, Anaren Power Products, Inc. (APPI). The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of APPI have been included in the Company's consolidated financial statements since the date of acquisition.

      The purchase price was $17,990,526, including direct acquisition costs (note 12), which was allocated to the net assets acquired and liabilities assumed based upon respective fair market values. The fair market values of plant and equipment were determined by an independent valuation which also validated the non existence of any identifiable intangible assets. The excess consideration over such fair values is recorded as goodwill and is being amortized on a straight-line basis over 15 years. The allocation of the purchase price to the assets acquired and liabilities assumed follows:

            Accounts receivable ...............................  $ 1,488,092
            Inventories .......................................    1,997,728
            Plant and equipment ...............................      269,390
            Other assets ......................................       42,485
            Accounts payable ..................................   (2,531,384)
            Accrued expenses ..................................     (184,389)
            Notes payable .....................................     (407,864)
            Goodwill ..........................................   17,316,468
                                                                 -----------
                                                                 $17,990,526
                                                                 ===========

      The following unaudited pro forma financial information presents the combined results of operations of the Company, RF Power and Ocean, as if the acquisitions had taken place as of July 1, 1998. The pro forma information includes certain adjustments, including the amortization of goodwill, reduction of interest income, and certain other adjustments, together with related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, RF Power and Ocean, constituted a single entity during such periods.

                             2001             2000             1999
                         -----------      -----------      ------------
                                          (Unaudited)
Net sales .........      $85,764,523      $77,272,375      $61,111,274
Net income ........       11,821,536        9,136,874        6,513,875
Earnings per share:
  Basic ...........              .53              .50              .33
  Diluted .........              .50              .47              .32

(3) Marketable Debt Securities

      Marketable debt securities classified as held-to-maturity are summarized as follows:

                                                                        June 30, 2001
                                                  -----------------------------------------------------------
                                                                      Gross           Gross
                                                    Amortized      Unrealized      Unrealized        Fair
                                                      Cost            Gains          Losses          Value
                                                  ------------      --------         -----       ------------
Municipal bonds ............................      $ 56,719,914      $120,478          $ --       $ 56,840,392
Commercial paper ...........................           976,483           824            --            977,307
Corporate bonds ............................        19,527,093       224,451            --         19,751,544
Medium and short-term notes ................         4,991,859        36,741            --          5,028,600
Euro dollar bonds ..........................        10,418,904        87,683            --         10,506,587
Zero coupon bonds ..........................         4,939,275         7,200            --          4,946,475
Tax free auction securities ................        17,600,262            --          (262)        17,600,000
Asset backed securities ....................         5,110,153        39,892            --          5,150,045
                                                  ------------      --------         -----       ------------
   Total ...................................      $120,283,943      $517,269         $(262)      $120,800,950
                                                  ============      ========         =====       ============

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

                                                           June 30, 2000
                                      -----------------------------------------------------
                                                         Gross       Gross
                                        Amortized     Unrealized  Unrealized      Fair
                                          Cost           Gains       Gains        Value
                                      ------------      -------     -------    ------------
Municipal bonds ....................  $ 70,602,586      $91,992   $      --    $ 70,694,578
Corporate bonds ....................    28,975,149           --    (113,457)     28,861,692
Medium and short-term notes ........    15,355,649           --     (77,795)     15,277,854
Euro Dollar bonds ..................    17,368,178           --     (63,023)     17,305,155
Taxable auction securities .........     1,500,000           --          --       1,500,000
                                      ------------      -------   ---------    ------------
   Total ...........................  $133,801,562      $91,992   $ 254,275   $133,639,279
                                      ============      =======   =========    ============

      Marketable debt securities are classified as either current or long-term assets in the accompanying consolidated balance sheets based upon their maturity dates.

(4) Inventories

      Inventories at June 30 are summarized as follows:
                                                      2001            2000
                                                   -----------     -----------
Component parts ..............................     $ 9,995,712     $ 6,538,207
Work-in-process ..............................       4,497,996       3,757,139
Finished goods ...............................       4,073,269       2,089,779
                                                   -----------     -----------
                                                   $18,566,977     $12,385,125
                                                   ===========     ===========

(5) Property, Plant and Equipment

      Components of property, plant and equipment at June 30 consist of the following:

                                                      2001            2000
                                                   -----------     -----------
Land and land improvements ......................  $ 1,595,821     $ 1,362,050
Buildings .......................................    9,095,944       6,986,155
Machinery and equipment .........................   39,213,503      32,635,865
Construction in process .........................      155,899              --
                                                   -----------     -----------
                                                    50,061,167      40,984,070
Less accumulated depreciation and amortization ..   31,255,266      27,647,477
                                                   -----------     -----------
                                                   $18,805,901     $13,336,593
                                                   ===========     ===========

(6) Accrued Expenses

      Accrued expenses at June 30 consist of the following:

                                                       2001            2000
                                                    ----------      ----------
Compensation ....................................   $  989,499      $1,272,376
Commissions .....................................      790,609         510,855
Restructuring (note 7) ..........................      307,843              --
Accrued pension cost (note 15) ..................      401,032         211,844
Other ...........................................      477,275         249,166
                                                    ----------      ----------
                                                    $2,966,258      $2,244,241
                                                    ==========      ==========

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

(7) Restructuring

      In May 2001, the Company committed to a plan for the relocation of its Anaren Power Products, Inc. subsidiary to its Syracuse, New York headquarters to be completed in June 2001. In connection with this plan, as of June 30, 2001, the Company recognized restructuring charges as follows:

Employee termination benefits ......................................  $297,443
Noncancellable lease obligation ....................................   216,116
Leasehold and equipment impairment .................................   174,778
                                                                      --------
                                                                      $688,337
                                                                      ========

      Employee termination benefits relate to the announced termination of approximately 60 salaried and hourly employees. Such costs include severance payments and costs associated with the accelerated vesting of employee vacation benefits. The noncancellable lease obligation is reflected based upon estimated discounted noncancellable cash outlays, including estimated broker commissions to sublease. Leasehold and equipment impairment charges relate to abandoned assets and have been reflected as a reduction of the related assets.

      As of June 30, 2001, cash payments aggregating $205,716 have been made relating to the employee termination benefits, leaving a restructuring accrual of $307,843 at June 30, 2001 (note 6).

(8) Other Liabilities

      Other liabilities as of June 30 consist of the following:

                                                        2001            2000
                                                      --------      ----------
Postemployment liability ..........................   $     --      $  920,602
Deferred compensation .............................    551,380         578,000
                                                      --------      ----------
                                                       551,380       1,498,602
Less current portion ..............................     65,000         190,814
                                                      --------      ----------
                                                      $486,380      $1,307,788
                                                      ========      ==========

      In connection with the acquisition of RF Power Components, Inc. as discussed in note 2, the Company assumed a contractual post-employment liability for a former RF Power Components, Inc. employee. In April 2001, the Company satisfied the contractual obligation.

      During fiscal 1998, the Company implemented a deferred compensation plan for one employee. Under the plan, the Company will pay $65,000 annually for fifteen years upon the employee's retirement or, in the event of death, to the employee's beneficiary.

(9) Long-term Debt

      The Company has a $10,000,000 unsecured working capital revolving line of credit bearing interest at prime (6.75% at June 30, 2001) through December 31, 2003. The terms of the revolving line of credit require maintenance of a minimum tangible net worth, ratio of cash flow to current maturities, and leverage ratio, as defined. There were no borrowings against the line of credit in fiscal 2001 and 2000.

      Cash payments for interest relating to the line of credit were $37,500, $38,779 and $38,537 during fiscal 2001, 2000 and 1999, respectively.

(10) Common Stock

      During the third and fourth quarters of fiscal 2000, the Company completed the sale of an additional 4,689,000 shares of its common stock in a public offering for $112,194,715, net of issuance costs.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

      On November 2, 2000, the Company's shareholders approved an amendment to the Certificate of Incorporation to increase the total number of shares of common stock from 25,000,000 to 200,000,000.

(11) Stock Split

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

      All share and per share data in these consolidated financial statements and footnotes have been retroactively restated as if the stock splits had occurred as of the earliest period presented.

(12) Stock Option Plans

      Under the Company's Key Employee Incentive Stock Option Plan (Key Employee
Plan), 2,050,200 shares of common stock were reserved for the granting of options to eligible employees. Options are granted at a price not less than fair market value of shares at the date of grant, become exercisable 20% six months from the date of grant and 20% per year thereafter, and must be exercised within ten years of the date of grant.

      In November 2000, the Company established the Company-Wide Stock Option Plan (Company-Wide Plan) reserving 1,000,000 shares of common stock for the granting of incentive stock options to eligible employees. All Company employees are eligible to participate in the Company-Wide Plan in any given fiscal year, except for employees who have been granted options under the Key Employee Plan in any given fiscal year. Options are granted at a price not less than the fair market value of shares at the date of grant, become exercisable 36 months from the date of grant, and must be exercised within five years of the date of grant.

      The Company also has a Non-Statutory Stock Option Plan (NSO) which allows for the granting of options to Board members and nonemployees. Under the Plan, 500,000 shares of common stock were reserved for the granting of options at prices to be determined by the Board (options granted to Board members may not be less than the fair market value on the date of grant). Options become exercisable immediately and must be exercised within five years of the date of grant.

      As discussed in note 1, during fiscal 1999 the Company granted 150,000 stock options as partial consideration for a patent. The stock options were valued at $249,965 using the Black-Scholes model as of June 30, 1999 (the date of grant), become exercisable one year from the date of grant, and must be exercised within five years of the date of grant.

      In connection with the acquisition of Ocean as discussed in note 2, the Company issued 5,000 NSO's to a non-employee for services provided in brokering the transaction. The stock options were valued at $172,050 using the Black-Scholes model as of November 2, 2000 (the date of grant), became exercisable on the date of grant, and must be exercised within five years of the date of grant. The option value is included with Ocean direct acquisition costs.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

      Information for the three years ended June 30, 2001 with respect to these plans are as follows:

                                                    Shares
                            -------------------------------------------------------
                                       ISO                                                                   Weighted
                             ---------------------                                                           Average
                                Key       Company-                                           Option          Exercise
                             Employee       Wide       NSO        Other        Total          Price           Price
                             ---------   ----------   -----      ------       ------         -------         --------
Outstanding at
  June 30, 1998 ........    1,403,100          --     72,000          --     1,475,100       $ .46 to 7.05       2.59
     Issued ............      462,000          --     60,000     150,000       672,000        3.71 to 8.36       6.02
     Exercised .........     (297,000)         --         --          --      (297,000)        .46 to 6.63       1.74
     Expired ...........      (36,000)         --         --          --       (36,000)       1.96               1.96
                            ---------     -------    -------     -------     ---------
Outstanding at
  June 30, 1999 ........    1,532,100          --    132,000     150,000     1,814,100       $ .46 to 8.36       4.00
     Issued ............      680,500          --    112,500          --       793,000        7.65 to 54.00     14.29
     Exercised .........     (372,300)         --    (97,500)         --      (469,800)        .46 to 8.67       3.12
     Canceled ..........      (64,200)         --         --          --       (64,200)       2.17 to 7.04       4.38
                            ---------     -------    -------     -------     ---------
Outstanding at
  June 30, 2000 ........    1,776,100          --    147,000     150,000     2,073,100       $ .46 to 54.00      8.13
     Issued ............      625,500      45,900     75,000       5,000       751,400       14.70 to 62.44     50.40
     Exercised .........     (331,900)         --    (19,000)   (150,000)     (500,900)        .46 to 13.42      5.78
     Canceled ..........      (19,500)     (2,900)        --          --       (22,400)       4.63 to 53.00     21.81
                            ---------     -------    -------     -------     ---------
Outstanding at
  June 30, 2001 ........    2,050,200      43,000    203,000       5,000     2,301,200        1.38 to 62.44     22.31
                            =========     =======    =======     =======     =========
Shares exercisable
  at June 30, 2001 .....      475,600          --    203,000       5,000       683,600        1.38 to 62.44     11.56
                            =========     =======    =======     =======     =========
Shares available
  for grant at
  June 30, 2001 ........    1,504,200     957,000    197,500          --     2,658,700
                            =========     =======    =======     =======     =========

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

      The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2001:

                   Options Outstanding                      Options Exercisable
---------------------------------------------------------   --------------------
                                 Weighted
                                  Average     Weighted                 Weighted
   Range of                      Remaining     Average                  Average
   Exercise                      Life in      Exercise                 Exercise
    Prices           Shares        Years        Price     Shares         Price
---------------     ---------    ---------    --------    ------       -------
$ 1.00 to 5.00        371,700      4.80         8.79      296,700        1.92
  5.01 to 15.00     1,075,500      7.14         9.35      283,900        8.60
 15.01 to 40.00       195,500      8.90        28.46       21,400       25.53
 40.01 to 65.00       658,500      8.73        53.06       81,600       53.06
                    ---------                             -------
                    2,301,200                             683,600
                    =========                             =======

      The per share weighted average fair value of stock options granted during fiscal years 2001, 2000 and 1999 was $32.74, $28.73, and $6.40, respectively.
The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective fiscal year:

                                        2001              2000           1999
                                       -------           -------        -------
      Expected option life .........    5                 5              5
      Risk-free interest rate ......    6.00%             6.00%          4.82%
      Expected volatility ..........   74.00%            69.00%         69.00%
      Expected dividend yield ......    0.00%             0.00%          0.00%

      Stock-based compensation costs would have reduced pretax income by $7,830,825, $3,034,635 and $773,810 in fiscal 2001, 2000 and 1999, respectively
($7,474,580, $2,884,865 and $735,791 after tax and $.33, $.16 and $.05 per share in fiscal 2001, 2000 and 1999, respectively) if the fair values of options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for fiscal 2001, 2000 and 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

(13) Restricted Stock Program

      As of June 30, 2001 and 2000, the Company has issued shares aggregating 102,976 and 72,000, respectively, under its Restricted Stock Program. The shares of restricted stock vest over a period of 42 to 48 months. For the years ended June 30, 2001 and 2000, the Company recognized compensation expense associated with the lapse of restrictions aggregating $525,435 and $170,288, respectively.

(14) Shareholder Protection Rights Plan

      In April 2001, the Board of Directors adopted a Shareholder Protection Rights Plan. The plan provides for a dividend distribution of one right on each outstanding share of the Company's stock, distributed to shareholders of record on April 27, 2001. The rights will be exercisable and will allow the shareholders to acquire common stock at a discounted price if a person or group acquires 20 percent or more of the outstanding shares of common stock. Rights held by persons who exceed the 20 percent threshold will be void. In certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The Board of Directors may, at its option, redeem all rights for $.001 per right at any time prior to the rights becoming exercisable. The rights will expire on April 27, 2011, unless earlier redeemed, exchanged or amended by the Board.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

(15) Employee Benefit Plans

      The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. Effective August 15, 2000 the plan was closed for new participants. Benefits under this plan generally are based on the employee's years of service and compensation. The following table presents the changes in the defined benefit pension plan and the fair value of the Plan's assets for the years ended June 30:

                                           2001         2000           1999
                                       -----------   -----------    -----------
Change in benefit obligation:
   Benefit obligation at
     beginning of year .............   $5,908,615    $6,087,651     $5,565,886
   Service cost ....................      204,440       198,174        198,406
   Interest cost ...................      437,762       403,830        374,331
   Actuarial loss (gain) ...........      237,835      (619,854)        96,912
   Benefits paid ...................     (225,797)     (161,186)      (147,884)
                                       ----------    ----------     ----------
   Benefit obligation at
     end of year ...................   $6,562,855    $5,908,615     $6,087,651
                                       ==========    ==========     ==========
Change in plan assets:
   Fair value of plan assets at
     beginning of year .............    5,744,994     5,626,769      5,594,504
   Actual return on plan assets ....      718,355       241,093        128,367
   Employer contributions ..........         --          38,318         51,782
   Benefits paid ...................     (225,797)     (161,186)      (147,884)
                                       ----------    ----------     ----------
   Fair value of plan assets at
     end of year ...................   $6,237,552    $5,744,994     $5,626,769
                                       ==========    ==========     ==========
   Funded status ...................     (325,303)     (163,621)      (460,882)
   Unrecognized net loss (gain) ....     (155,335)     (155,534)       234,227
   Unrecognized net assets
     existing at initial application       18,929        28,395         37,861
   Unrecognized prior service cost .       60,677        78,916         97,155
                                       ----------    ----------     ----------
   Accrued pension cost (note 6) ...   $ (401,032)   $ (211,844)    $  (91,639)
                                       ==========    ==========     ==========

      Components of net periodic pension cost for the years ended June 30 are as follows:

                                           2001           2000          1999
                                         ---------     ---------     ---------
   Service cost ......................   $ 204,440     $ 198,174     $ 198,406
   Interest cost .....................     437,762       403,830       374,331
   Actual return on plan assets ......    (718,355)     (241,093)     (128,367)
   Amortization of prior service cost       18,239        18,239        18,239
   Deferral of gain (loss) ...........     237,636      (230,093)     (341,093)
   Amortization of net asset
     at transition ...................       9,466         9,466         9,466
                                         ---------     ---------     ---------
   Net periodic pension cost .........   $ 189,188     $ 158,523     $ 130,982
                                         =========     =========     =========
Weighted-average assumptions:
   Discount rate at year-end .........        7.25%          7.5%          6.7%
   Rate of increase in compensation
     levels at year end ..............         4.0%          4.0%          4.0%
   Expected return on plan assets
     during the year .................         8.5%          8.5%          8.5%

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

      Plan assets consist principally of equity securities, and U.S. government and corporate obligations.

      The Company maintains a voluntary contributory salary savings plan to which participants may contribute up to 15% of their total compensation. The Company's matching contribution is 50% (75% effective August 2000) of the participants' contribution up to a maximum of 5% of the participants' compensation. During fiscal 2001, 2000 and 1999, the Company contributed $491,550, $249,324, $256,590, respectively, to this plan.

      The Company maintains a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $300,390, $331,000 and $207,000 in fiscal 2001, 2000 and
1999, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the Plan at any time.

(16) Postretirement Benefits

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

      The following table presents the changes in the postretirement benefit obligation and the funded status of the Plan at June 30:

                                          2001          2000           1999
                                      -----------    -----------    -----------
Benefit obligation at beginning
  of year .........................   $ 1,213,601    $ 1,363,290    $ 1,316,452
Service cost ......................        43,040         28,845         24,192
Interest cost .....................       105,780         87,539         88,202
Plan participants' contributions ..        39,274         32,601         30,444
Actuarial loss (gain) .............       248,491       (196,098)        14,690
Benefits paid .....................      (121,576)      (102,576)      (110,690)
                                      -----------    -----------    -----------
Benefit obligation at end of year .   $ 1,528,610    $ 1,213,601    $ 1,363,290
                                      ===========    ===========    ===========
Fair value of plan assets .........   $        --    $        --    $        --
                                      ===========    ===========    ===========
Funded status .....................    (1,528,610)    (1,213,601)    (1,363,290)
Unrecognized actuarial loss (gain)        137,114       (111,377)        84,721
                                      -----------    -----------    -----------
Accrued postretirement benefit cost   $(1,391,496)   $(1,324,978)   $(1,278,569)
                                      ===========    ===========    ===========

      Net  periodic   postretirement   benefit  cost   includes  the   following
components:

                                              2001          2000          1999
                                            --------      --------      --------
Service cost .........................      $ 43,040      $ 28,845      $ 24,192
Interest cost ........................       105,780        87,539        88,202
                                            --------      --------      --------
Net periodic postretirement
  benefit cost .......................      $148,820      $116,384      $112,394
                                            ========      ========      ========

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%, 7.5% and 6.7% at the end of fiscal 2001, 2000 and 1999, respectively. For measurement purposes, the annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed to be 5.0% for 2001, 2000 and 1999; the rate is assumed to remain at 5.0% thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                  1% increase     1% decrease
                                                  -----------     -----------
 Effect on total of service and interest
   cost components ............................     $ 4,760       $ (4,555)
 Effect on postretirement benefit obligation ..      63,468        (60,735)

(17) Income Taxes

      Income tax expense (benefit) consists of:

                                   Current           Deferred           Total
                                  ----------        ----------       ----------
Year ended June 30, 2001:
      U.S. Federal .............  $6,151,164        $(333,599)       $5,817,565
      State ....................     595,861          (13,426)          582,435
                                  ----------        ---------        ----------
                                  $6,747,025        $(347,025)       $6,400,000
                                  ==========        =========        ==========
Year ended June 30, 2000:
      U.S. Federal .............  $5,053,669        $(180,715)       $4,872,954
      State ....................     130,231           59,815           190,046
                                  ----------        ---------        ----------
                                  $5,183,900        $(120,900)       $5,063,000
                                  ==========        =========        ==========
Year ended June 30, 1999:
      U.S. Federal .............  $1,806,767        $(256,613)       $1,550,154
      State ....................     668,011          (14,165)          653,846
                                  ----------        ---------        ----------
                                  $2,474,778        $(270,778)       $2,204,000
                                  ==========        =========        ==========

      A reconciliation of the expected consolidated income tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes, to income tax expense, is as follows:

                                     2001             2000              1999
                                  ----------       ----------       -----------
Expected consolidated
  income tax expense ...........  $6,328,749       $4,999,292       $ 3,112,301
State income taxes, net of
  Federal income tax benefit ...     384,407          125,430           431,538
Municipal interest income ......    (815,095)        (265,708)               --
Non-deductible goodwill ........     177,276           59,092                --
Tax benefit related to
  liquidation of foreign
  subsidiary ...................          --               --        (1,012,088)
Change in valuation allowance ..          --               --          (233,044)
Other, net .....................     324,663          144,894           (94,707)
                                  ----------       ----------       -----------
                                  $6,400,000       $5,063,000       $ 2,204,000
                                  ==========       ==========       ===========

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 2001 and 2000 are presented below:

                                                         2001          2000
                                                     ------------   -----------
Deferred tax assets:
      Inventories ................................   $   619,956    $   202,487
      Deferred compensation ......................       230,377        213,860
      Retirement benefits ........................        74,939         78,382
      Postretirement benefits ....................       528,768        490,242
      Postemployment liability ...................            --        340,623
      Restricted stock ...........................       264,375         55,131
      Nondeductible reserves .....................       261,865         20,350
      Federal and state tax credit carryforwards .       605,664        633,709
      State net operating less carryforwards .....        79,580             --
      Other ......................................        43,345         63,310
                                                     -----------    -----------
          Total deferred tax assets ..............     2,708,869      2,098,094
                                                     -----------    -----------
Deferred tax liabilities:
      Plant and equipment, principally due to
        differences in depreciation ..............    (1,488,762)    (1,225,012)
                                                     -----------    -----------
        Net deferred taxes .......................   $ 1,220,107    $   873,082
                                                     ===========    ===========
Presented as:
      Current deferred tax asset .................       956,759        301,220
      Long-term deferred tax asset ...............       263,348        571,862
                                                     -----------    -----------
                                                     $ 1,220,107    $   873,082
                                                     ===========    ===========

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

      At June 30, 2001, the Company has Federal and State credit carryforwards of $880,821 which expire at various dates through 2021. At June 30, 2001, the Company has state net operating losses of $1,808,627 which expire at various dates through 2021.

      The tax benefit associated with the exercise of stock options and disqualifying dispositions by employees reduced taxes payable by $5,375,231, $2,513,788 and $92,225 in fiscal 2001, 2000 and 1999, respectively. Such benefits are reflected as additional paid-in capital.

      Cash payments for income taxes (net of refunds received) were $419,316, $2,575,231 and $2,689,469 in fiscal 2001, 2000 and 1999, respectively.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

(18) Segment and Related Information

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

      The wireless segment designs, manufactures and markets commercial products used mainly by the wirelesss communications market. Products produced in this business segment include highly integrated microwave components, assemblies and subsystems, as well as a product line of standard surface mount microwave signal splitting and combining components, trade name Xinger, that are used in wireless communications base station amplifiers.

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

                                                        Space &      Corporate and
                                      Wireless          Defense       Unallocated      Consolidated
                                    ------------     ------------     -----------      ------------
Net sales:
        2001 .....................  $61,709,080       $23,116,195     $         --     $ 84,825,275
        2000 .....................   38,806,936        21,364,900               --       60,171,836
        1999 .....................   21,450,113        24,288,879               --       45,738,992
Operating income:
        2001 .....................    6,550,461         5,060,803               --       11,611,264
        2000 .....................    8,372,808         3,081,324               --       11,454,132
        1999 .....................    3,266,508         4,529,980               --        7,796,488
Identifiable assets*:
        2001 .....................   41,369,613        12,453,474      155,232,389      209,055,476
        2000 .....................   24,841,192         6,741,828      158,112,631      189,695,651
        1999 .....................    5,355,217         8,792,434       44,319,048       58,466,699
Depreciation and amortization**:
        2001 .....................    3,254,026         1,146,481               --        4,400,507
        2000 .....................    1,189,728           824,173               --        2,013,901
        1999 .....................      612,836           819,972               --        1,432,808

----------
 * Segment assets primarily include receivables, inventories, goodwill and patent. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable debt securities, other receivables, prepaid expenses, deferred income taxes, refundable income taxes, and property, plant and equipment.

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

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

  Geographic Information

      Net sales by geographic region are as follows:

                                                                    Other Foreign    Consolidated
                                 United States        Canada          Countries        Net Sales
                                 -------------      -----------     ------------      -------------
   2001 ......................    $63,223,230        $4,232,851      $17,369,194       $84,825,275
   2000 ......................     45,251,267         5,471,193        9,449,376        60,171,836
   1999 ......................     36,468,513         4,590,991        4,679,488        45,738,992

  Customers

      In 2001, sales to two customers (approximately $13,012,000, relating to the wireless segment, and approximately $9,422,000, related to the space and defense electronics segment) exceeded 10% of consolidated net sales. In 2000, sales to two customers (approximately $10,300,000, relating to the wireless segment, and $7,000,000, relating to the space and defense electronics segment) exceeded 10% of consolidated net sales. In 1999, sales to two customers (approximately $8,375,000, relating to the wireless segment, and $5,250,000, relating to the space and defense electronics segment) exceeded 10% of consolidated net sales.

(19) Commitments

      The Company is obligated under operating leases for three buildings. Future minimum payments under the noncancelable operating leases (including lease as discussed at note 7) for the next five years and thereafter are summarized as follows:

         Year ending June 30,
            2002 ...............................................  $  766,537
            2003 ...............................................     771,600
            2004 ...............................................     639,971
            2005 ...............................................     639,971
            2006 ...............................................     458,368
            Thereafter .........................................   2,818,130
                                                                  ----------
                                                                   6,094,577
         Less amounts representing sublease income .............     735,133
                                                                  ----------
                                                                  $5,359,444
                                                                  ==========

      Rent expense for the years ended June 30, 2001, 2000 and 1999 was $616,422, $427,890 and $396,861, respectively. Rent expense for fiscal 2001, 2000 and 1999 was offset by sublease income of $367,566, $329,698 and $347,254, respectively.

(20) Concentrations

      The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks peculiar to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. Sales to the Government accounted for approximately 9%, 13% and 13% of consolidated net sales in fiscal 2001, 2000 and 1999, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it continues to reduce its dependence on sales to the Government through development of its commercial electronics business.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (concluded)
                          June 30, 2001, 2000 and 1999

(21) Quarterly Financial Data (Unaudited)

      The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2001 and 2000:

                                                                   2001 Quarter Ended
                                            -------------------------------------------------------------
                                              Sept. 30          Dec. 31        March 31         June 30
                                            -----------      -----------     -----------      -----------
Net sales .............................     $22,223,974      $25,188,261     $21,716,061      $15,696,978
                                            ===========      ===========     ===========      ===========
Cost of sales .........................     $13,397,703      $15,117,855     $14,042,456      $ 9,968,570
                                            ===========      ===========     ===========      ===========
Net income ............................     $ 3,981,086      $ 4,294,505     $ 2,751,806      $ 1,186,570
                                            ===========      ===========     ===========      ===========
Net income per common and
  common equivalent share:
     Basic ............................     $       .18      $       .19     $       .12      $       .05
                                            ===========      ===========     ===========      ===========
     Diluted ..........................     $       .17      $       .18     $       .12      $       .05
                                            ===========      ===========     ===========      ===========

                                                                   2000 Quarter Ended
                                            -------------------------------------------------------------
                                             Sept. 30          Dec. 31        March 31          June 30
                                            -----------      -----------     -----------      -----------
Net sales .............................     $12,464,363      $13,270,876     $15,618,931      $18,817,666
                                            ===========      ===========     ===========      ===========
Cost of sales .........................     $ 7,513,058      $ 7,930,472     $ 8,985,214      $10,645,372
                                            ===========      ===========     ===========      ===========
Net income ............................     $ 1,748,735      $ 1,923,929     $ 2,216,431      $ 3,751,704
                                            ===========      ===========     ===========      ===========
Net income per common and
  common equivalent share:
     Basic ............................     $       .11      $       .12     $       .13      $       .18
                                            ===========      ===========     ===========      ===========

     Diluted ..........................     $       .10      $       .11     $       .12      $       .16
                                            ===========      ===========     ===========      ===========

      Income per share amounts for each quarter are required to be computed independently. As a result, their sum does not necessarily equal the total year income per share amounts.

(22) Subsequent Event (Unaudited)

      On August 31, 2001, the Company acquired all of the outstanding capital stock of Amitron, Inc. (Amitron), a privately held company based in North
Andover, Massachusetts. Amitron is primarily engaged in the design and manufacture of ceramic components and circuits, for the medical, telecommunications, and defense electronics markets. The purchase price was $9,775,000 in cash, and 95,704 shares of the Company's common stock with an aggregate value of $1,776,812. The acquisition will be accounted for under the purchase method of accounting for business combinations.

Index to Exhibits

  Exhibit No.                     Description
  -----------                     -----------

      3.1         Certificate of Incorporation, as amended (1)

      3.2         Restated By-Laws (2)

      4.1         Specimen Certificate of Common Stock (3)

      4.2 Shareholder Protection Rights Agreement dated as of April 20, 2001, between the Company and American Stock Transfer & Trust Company, including forms of Rights Certificate and Election to Exercise (4)

      10.1 Employment Agreement, dated as of July 1, 2001, between the Company and Lawrence A. Sala

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

      10.9        Anaren Microwave, Inc. Stock Option Plan (12)

      10.10 Employment Agreement, dated as of February 29, 2000, between the Company and Thomas J. Passaro, Jr. (13)

      21          Subsidiaries of the Company.

      23          Consent of KPMG LLP.

----------

(1) (A) Restated Certificate of Incorporation of the Company, filed on August 11, 1967, is incorporated herein by reference to Exhibit 3(a) to Company's Registration Statement on Form S-1 (Registration No. 2-42704); (B) Amendment, filed on December 19, 1980, is incorporated herein by reference to Exhibit 4.1(ii) to the Company's Registration Statement on Form S-2 (Registration No. 2-86025); (C) Amendment, filed on March 18, 1985, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1987; (D) Amendment, filed on December 14, 1987, is incorporated herein by reference to Exhibit 4(a)(iv) to the Company's Registration Statement on Form S-8 (Registration No. 33-19618); (E) Amendment, filed on April 8, 1999, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1999; (F) Amendment, filed on February 8, 2000, is incorporated herein reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000; and (G) Amendment, filed on November 22, 2000, is incorporated by reference to
      Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-6620) for the three months ended December 31, 2000.

(2) Incorporated herein reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.

(3) Incorporated herein reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.

(4) Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Company's Registration Statement on Form 8-A (Commission File No. 0-6620) filed with the Securities and Exchange Commission on April 26, 2001.

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

(13) Incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 2000.