Form 10-K/A
period 2001-06-30
ANAREN MICROWAVE INC
filed 2001-11-09
CIK 6314

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                                     PART I

Item 1. Business

Forward-Looking Cautionary Statement


      In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by the Company's management about future performance. Because these statements are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statements. Among the factors that could cause actual results to differ materially are the following:

o further decline in the general economy, and particularly the wireless telecommunications sector;

o loss of one or more of a limited number of original equipment manufacturers as customers;

o the unavailability of component parts and services from a limited number of suppliers;

o  additional cancellation of existing contracts or orders;

o  difficulties in successfully integrating the businesses of Amitron, Inc.;

o  inability to effectively manage possible future growth;

o  increased pricing pressure and increased competition;

o the failure of wireless customers' annual procurement forecasts to result in future sales; and

o litigation involving antitrust, intellectual property, product warranty, and other issues.


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

Overview


      The Company is a leading provider of microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems.

      Through its focused research and development efforts, Anaren has designed and continues to design components and subsystems that enable high speed wireless access to the Internet and other broadband wireless applications. In addition, the Company is developing and producing a diverse set of products and technologies to support the latest generation of wireless communications systems. The Company's customer base includes leading global original equipment manufacturers that serve the wireless, satellite and defense electronics markets, including:


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


      Despite this continued growth in customer demand, expenditures for capital infrastructure equipment by service providers began to decline rapidly during the first quarter of calendar year 2001. This severe market downturn has had a negative impact on all of the Company's wireless product lines, and it appears that these unfavorable wireless market conditions will continue potentially beyond calendar 2001.


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


      Service providers are striving to keep up with the demand for mobile wireless services by increasing the capacity of their existing base stations and by adding more base stations to increase the number of frequency channels in their networks. Cellular service providers are upgrading their analog networks to digital networks, which allow more calls per frequency channel and provide improved quality and increased security. In addition, service providers are expanding the coverage of their networks. PCS networks generally require a significantly larger number of base stations than traditional cellular-based networks.

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


      Broad Array of Standard and Customized Products. The Company offers a broad array of standard and custom microwave products to the mobile and fixed wireless, satellite communications and defense electronics markets. The technologies underlying the Company's product portfolio allow the Company to address the new wireless data communications products being developed by its existing and potential customers with limited incremental investment. As the original equipment manufacturers in the wireless communications industry have been reducing the number of their suppliers, the Company believes that its expanding product portfolio has helped the Company become a strategic supplier to many of these original equipment manufacturers.

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


      Pursue New Wireless Markets. The Company has successfully penetrated the mobile wireless market and intends to use its market position to pursue other wireless markets. The Company also intends to offer additional products and technologies to address existing and developing wireless markets.


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

      Enhance Technology Leadership in Wireless Communications. The Company intends to use its technological leadership in the mobile wireless and satellite markets to extend its competitive advantage. Anaren plans to pursue further technological advances through continued investment in research and development. The Company will seek to advance its leadership in wireless technology by developing next generation products for the mobile and fixed broadband wireless markets. In addition, the Company will build upon its relationships with key wireless original equipment manufacturers in order to develop state-of-the-art wireless products.

      Expand Its Business through Strategic Acquisitions. The Company intends to continue to make opportunistic acquisitions of companies, product lines and technologies that complement its business. Amitron's technology and unique processing capabilities provide performance advantages for high frequency applications and are another strategic acquisition for the Company. Amitron also provides a platform to implement low temperature co-fired ceramic technology, which the Company believes has application in high frequency electronics. By expanding its product offerings, the Company expects to better serve the needs of its customers. The Company intends to use its existing customer relationships and distribution channels to sell these additional products.


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


      Multi-Layer Stripline technology is a technique of processing stripline circuits, in which multiple layers of etched stripline circuits are laminated together in a manner that is similar to printed circuit board manufacturing, but with superior microwave characteristics. Similar to traditional printed circuit board manufacturing, holes are used to interconnect layers. The Company's proprietary techniques enable it to implement multi-layer connections that perform optimally at microwave frequencies. Unlike traditional printed circuit board manufacturing, simply connecting the appropriate points on the multi-layer board does not ensure adequate performance. In order to achieve optimal microwave performance on a consistent basis, material and process variations must be tightly controlled and the circuit design must take into consideration variations in the manufacturing process. The Company's microwave design engineering staff has developed proprietary modeling techniques and component design libraries that allow for consistent and efficient design and production of complex microwave products.


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


      The Company has developed its product offerings to enable customers to reduce the size and cost, while enhancing the performance, of their equipment. The Company continually invests capital and resources to enhance existing products as well as develop new products to address the latest market demands. The Company has developed and continues to market a full line of standard products, as well as custom products, to wireless original equipment manufacturers. A brief description of the Company's major product categories is as follows:


Component Products


      Xinger(R) Surface Mount Components. The Company's Xinger(R) line of products are off-the-shelf surface mount microwave components which provide passive microwave signal distribution functions. They were originally developed to provide a low-cost signal distribution component, which could be placed on standard PCBs with automated production equipment. The primary application of these products is in radio frequency power amplifiers, but they are also found in low-noise amplifiers and radios. Based on market intelligence and information from original equipment manufacturers and base station manufacturers, the Company believes it is currently the market leader in this product area, supplying industry leading original equipment manufacturers such as Ericsson, Lucent, Motorola and Nokia, as well as leading power amplifier manufacturers such as Powerwave Technologies and Spectrian. The Company is investing to expand this product line, as well as expand its addressable market. In addition, the Company has four patents, and has filed four other patent applications, to protect both the construction and product design. Anaren's "007" patent incorporates a process claim that provides for the interconnection of circuits using plated-through holes that is visibly inspectable and issued by Anaren in manufacturing its surface mount components


      Ferrite Products. The Company's ferrite components are widely used in various wireless and defense applications. They are a key component in base station amplifiers, and their primary function is to protect the sensitive electronics from damage by isolating them electronically from potentially harmful signal levels.

      Resistive Products. The Company's resistive product line includes resistors, power terminations, and attenuators for use in high power wireless and medical imaging applications. They are typically found in power amplifiers and used in conjunction with ferrite products as well as Xinger(R) surface mount components.


      AdrenaLine Power Splitting and Combining Networks. The Company developed the AdrenaLine product line to provide a low-cost, high-performance network to combine individual power modules. These products enable the Company's customers to produce smaller, lower cost, more efficient power amplifiers. The Company has teamed with Motorola's Semiconductor Product Sector in developing and marketing AdrenaLine as an effective means of integrating power transistors. AdrenaLine supports all major wireless standards and frequencies.


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


      Custom Radio Frequency Backplane Assemblies. The Company's radio frequency backplanes provide efficient connections of microwave signals between subsystems in wireless base stations. Radio frequency backplanes are similar to the motherboard in a personal computer, which efficiently connects signals between multiple subsystems. These assemblies range from radio frequency-only to fully integrated radio frequency, direct current power, and signal routing solutions. They are typically used in conjunction with radio transceivers and radio frequency power amplifiers.


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

Space and Defense


      The Company is a supplier of passive beamforming networks for use in multi-beam antennas critical to the success of communications satellites. The Company's Multi-Layer Stripline technology enables the Company to provide customers with highly complex beamforming networks that maintain high performance, while reducing size and weight. Each of these products is specifically designed for a particular satellite program, and each design determines the number, size and quality of beams that are produced from the satellite's antenna. Multi-Layer Stripline technology can be used at extremely high microwave frequencies, making it well positioned to support the customers' requirements for the next generation of satellite programs.


      The Company is also a supplier of electronic subsystems and passive feed networks to the defense electronics market. The electronic subsystems sold by the Company utilize several technologies including Multi-Layer Stripline, application specific integrated circuits and signal processing technologies.


      A brief description of the Company's major product categories is as follows:

      Passive Beamformers. These passive beamformers determine the number, size and quality of beams that are produced from an antenna array. These products are essential to allowing satellite communications providers the most efficient use of their allocated spectrum.


      Switch Matrices. Switch matrices route radio frequency signals from a single location to one or multiple end user locations. These products allow satellite operators to allocate satellite capacity as required, thereby increasing utilization and revenue generation.


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


      Wireless Communications. The Company sells its standard line of Xinger(R) components to leading original equipment manufacturers and a broad range of other wireless equipment manufacturers. In addition, the Company sells its custom wireless products to major wireless infrastructure original equipment manufacturers. In general, customers have purchased the Company's products directly from the Company or through distributors, sales representatives or contract manufacturers. The following is a list of the Company's customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2001:


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

      o     Richardson Electronics Inc.

      o     Sanmina

      o     Spectrian

      Space and Defense. The Company currently sells satellite communications subsystems to many of the world's leading satellite manufacturers. Subsystems produced by the Company are found on communications satellites. The Company is actively involved in developing products for major satellite programs. The Company also sells defense electronics products to prime contractors serving the United States and foreign governments. The following is a list of the customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2001:

      o     Boeing Satellite

      o     FR Aviation

      o     ITT Aerospace/Communications

      o     Lockheed Martin

      o     Loral Space & Communications

      o     Northrop Grumman

      o     Raytheon Missile

Sales and Marketing


      The Company markets its products worldwide to original equipment manufacturers in wireless and satellite markets and prime contractors in defense markets primarily through a sales and marketing force of 19 people as of June 30, 2001. The sales force is generally organized by geographic territory and market segment. In addition, as of June 30, 2001, the Company had contracts with two major distributors, Avnet and Richardson, and with 17 manufacturers' representatives in the United States and 14 international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications, attends major industry shows and maintains a website on the Internet. Recently, the Company has invested significantly in its Internet website which contains an electronic version of its entire catalog. In addition, the website enables users to download important device parameter files. These files contain the performance information for the catalog parts in a format which is compatible with commonly used computer aided design/computer aided modeling, or CAD/CAM equipment. The Company also provides mechanical drawings and applications notes for proper use of the parts. This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.


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


      The Company uses distributors for its standard products, most notably the Xinger(R) line of surface mount components. In the United States, Canada, Asia and most of Europe, the Company has exclusive agreements with Avnet, which operates under the name of BFI Optilas in Europe. The Scandinavian countries are handled by A.G. Components, Inc., a subsidiary of Elektronikgruppen. Distribution has become an important part of the sales efforts by providing the Company with a larger sales force to promote its catalog offerings. The Company is also seeing a trend on the part of its customers to consolidate their material handling activities, including purchasing, warehousing, and fulfillment. The result is that many original equipment manufacturers are outsourcing all or part of these activities to large distribution firms like Avnet.


Backlog


      The Company's backlog of orders for the Wireless group was $6.8 million and $11.4 million as of June 30, 2001 and 2000, respectively. Backlog for the Wireless group primarily represents firm orders for surface mount products (i.e., orders for a Fixed quantity of component products) and signed purchase orders (i.e., orders for specific custom sub-assemblies) for custom components due to ship within the next four to six weeks. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Typically, large original equipment manufacturers including Ericsson, Lucent, Motorola, Nokia and Nortel, who use the Company's surface mount and custom products, negotiate set prices for estimated annual volumes. The Company receives weekly orders one week prior to shipment. The Company does not recognize backlog until it has received a firm order.


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

Competition


      The microwave component and subsystems industry is highly competitive. The Company competes against many companies, both foreign and domestic, many of which are larger and have greater financial and other resources. Direct competitors of the Company in the wireless market include KDI, M/A-com, a division of Tyco International, Merrimac Industries, Filtronic PLC, Smith Industries and Mini-Circuits. As a direct supplier to original equipment manufacturers, the Company also faces significant competition from the in-house capabilities of its customers. Recently, however, in the wireless market many of the original equipment manufacturers are outsourcing more design and production work, thereby freeing up their internal resources for other use. Thus, internal customer competition exists predominantly in the Company's satellite business.


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

Item 6. Selected Consolidated Financial Data

      The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 2001, and with respect to the balance sheets at June 30, 2000 and 2001, are derived from the consolidated financial statements that have been audited by KPMG LLP, independent auditors, which are included elsewhere in this Annual Report on Form 10-K/A, and are qualified by reference to such consolidated financial statements. The statement of operations data for the years ended June 30, 1997 and June 30, 1998, and the balance sheet data at June 30, 1997, June 30, 1998 and June 30, 1999, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K/A. The following selected financial data should be read in conjunction with the consolidated financial statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K/A. The following discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties. The Company's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Annual Report on Form 10-K/A.

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


      On July 31, 2000, the Company acquired substantially all the net assets of Ocean Microwave, Inc. Ocean Microwave was based in Neptune, New Jersey, and is primarily engaged in the design and manufacture of isolator and circulator components. The acquired business of Ocean Microwave is conducted from the Company's subsidiary, Anaren Power Products. The purchase price was $18 million, including direct acquisition costs. The acquisition was accounted for under the purchase method of accounting for business combinations. In May 2001, due to the severe decline in capital expenditures for infrastructure equipment, the Company decided to close the Neptune, New Jersey facility and move the isolator and circulator production to its East Syracuse, New York facility. This move was completed by June 30, 2001 and in connection with the relocation, the Company recognized a restructuring charge of approximately $688,000 in the fourth quarter of fiscal 2001. This charge consisted of employee termination benefits of approximately $297,000, recognition of a non cancelable lease obligation of approximately $216,000, and leasehold and equipment impairments approximating $175,000.


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


      The increase in the sale of Wireless products, which consist of standard and surface mount catalog components and custom subassemblies for use in building wireless basestation equipment, amounted to $22.9 million and reflects mainly sales of the Company's two recent acquisitions, Anaren Power Products and RF Power, whose combined sales were $24.1 million for fiscal 2001. Real Wireless product sales growth, after adjusting for these acquisitions, was approximately 12.4%, or $4.1 million, in fiscal 2001 compared to the prior year sales.

      During the latter part of the third quarter of fiscal 2001, the Company saw a rapid downturn in expenditures for capital infrastructure equipment by service providers. This resulted in an increasing number of reductions in customer demand forecasts and delivery pushouts beginning toward the end of February 2001 and continuing through June 2001. This severe market downturn has had a negative impact on all of the Company's Wireless product lines and it appears that unfavorable Wireless market conditions will continue potentially beyond calendar 2001. This world-wide wireless market downturn is expected to possibly result in further declines in the Company's Wireless sales in the first half of fiscal 2002.

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


      Gross Profit. Gross profit for fiscal 2001 was $32.3 million (38.1% of net sales), up $7.2 million from $25.1 million (41.7% of net sales) for fiscal 2000. Gross profit increased significantly due to the absolute increase in sales in fiscal 2001 compared to fiscal 2000. The rise in sales volume did not result in further improvement in gross margin as a percent of sales, year over year, as the gross margin at the Company's new subsidiaries, which provided the majority of the current year sales increase, were below those of its main plant operations in East Syracuse, New York. Additionally, gross profit improvement was further hindered by the decline in shipments in the second half of fiscal 2001 due to the downturn in capital spending for wireless infrastructure equipment. In light of the current and expected lower sales levels, the Company has taken action to consolidate its operations, reduced its personnel levels by over 25% from their peak in February 2001, and minimized other indirect costs. These efforts should have some effect on gross profit, but the Company does not expect gross profit margins to improve significantly unless and until sales return to prior levels. Cost of sales consists primarily of engineering design costs, material fabrication costs and test costs.

      Marketing. Marketing expenses consist mainly of employee-related expenses, commissions paid to sales representatives, trade-show expenses, advertising expenses, and related travel expenses. Marketing expenses increased 21.1% to $6.6 million (7.8% of net sales) for fiscal 2001 from $5.4 million (9.0% of net sales) for fiscal 2000. This increase was a result of the continuing expansion of the marketing and sales organization to support the Company's expanding commercial markets, as well as eleven and eight months of expense for Anaren Power Products and RF Power, respectively, not included in fiscal 2000 expenses. Despite the recent wireless market downturn, the Company is planning to continue to expand its sales and marketing capabilities over the next six months.

      Research and Development. Research and development expenses consist of materials, salaries and related overhead costs of employees engaged in ongoing research, design, and development activities associated with new products and technology. Research and development expenses increased 31.6% to $5.0 million (5.9% of net sales) in fiscal 2001 from $3.8 million (6.3% of net sales) for fiscal 2000. Research and development expenditures are expanding to support further development of wireless infrastructure products and new broadband fixed wireless product opportunities. The inclusion of Anaren Power Products and RF Power in the Company's research and development expense in fiscal 2001 accounted for approximately $438,000 in additional expenses. Despite the current wireless market downturn, the Company does not expect to reduce its current research and development efforts in the near term.

      General and Administrative. General and administrative expenses increased 91.0% to $8.4 million (9.9% of net sales) for fiscal 2001 from $4.4 million (7.3% of net sales) for fiscal 2000. General and administrative expenses have increased due to the hiring of additional personnel to support the Company's corporate acquisition activity, a rise in professional fees due to the Company's growth, and amortization of goodwill expense related to acquisitions. Additionally, the current year expense includes 11 and eight months general and administrative expense for Anaren Power Products and RF Power, respectively, not included in fiscal 2000.

      Restructuring. Restructuring expense consists of severance pay, vacation pay, abandoned equipment and leasehold impairment charges and accrued noncancellable lease obligation expenses related to the closure of Anaren Power Products' New Jersey facility and relocation of its operations to East Syracuse, New York. Restructuring expenses were $688,000 (0.8% of net sales) in fiscal 2001 compared to no restructuring expense in fiscal 2000.

      Operating Income. Operating income increased 1.3% to $11.6 million (13.7% of net sales) for fiscal 2001, compared to $11.5 million (19.1% of net sales) for fiscal 2000. On a reporting segment basis Wireless operating income was $6.6 million for fiscal 2001, down 21.4% from $8.4 million for fiscal 2000. The main reason for the decline in Wireless operating income was the sudden drop in worldwide demand for wireless infrastructure equipment which resulted in a severe decline in Company Wireless sales in the latter part of the third and fourth quarters of fiscal 2001. These significantly lower sales levels coupled with the restructuring charge related to the closing of Anaren Power Products' New Jersey facility and relocation of its ferrite production to the Company's East Syracuse, New York facility caused steep declines in Wireless operating income which culminated in a Wireless operating loss in the fourth quarter. The Company expects Wireless operating income to increase if and when Wireless service providers increase their capital expenditures for infrastructure equipment.

      Space and Defense operating income rose 64.2% to $5.1 million in fiscal 2001, compared to $3.1 million in fiscal 2000. This increase resulted from a $1.9 million rise in revenue for this segment in fiscal 2001, as well as a much more profitable product mix for the current year (2001) compared to the previous fiscal year which allowed the Company to ship more product with a lower head count within the segment.


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


      The increase in sales of Wireless products reflected both strong demand by the major base station original equipment manufacturers, as well as the Company's success in achieving higher dollar content per base station for its latest microwave backplane products. Both shipments of custom backplanes to original equipment manufacturers and shipments of Xinger(R) surface mount products to amplifier manufacturers rose significantly in fiscal 2000 in response to this demand. The increase in Wireless sales also reflected the inclusion of four months sales of RF Power, which the Company acquired on February 29, 2000.


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


      Operating Income. Operating income increased 46.9% to $11.5 million (19.1% of net sales) for fiscal 2000, compared to $7.8 million (17.1% of net sales) for fiscal 1999. On a reporting segment basis, Wireless operating income was $8.4 million for fiscal 2000, up 156.3% from $3.3 million in fiscal 1999. The principal reason for the increase in Wireless operating income in fiscal 2000 compared to fiscal 1999 was the 80.9% increase in Wireless sales over year due to the large increase in wireless base station equipment demand during 2000. The large increase in sales levels in the Wireless segment allowed for significant improvement in overhead absorption within the group.

      Space and Defense operating income fell $1.4 million or 32.0% for fiscal 2000 compared to fiscal 1999. This decrease resulted from a $2.9 million decline in Space and Defense reveues year over year due to delays in satellite contract awards in fiscal 1999. The lower sales resulted in under absorption of fixed overhead in fiscal 2000 compared to the previous year.


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

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Anaren Microwave, Inc.

                                    /s/ Lawrence A. Sala
                                    --------------------------------------------
                                    Name: Lawrence A. Sala
                                    Title: President and Chief Executive Officer

Date: November 9, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                       Title                          Date
      ---------                       -----                          ----
/s/ Lawrence A. Sala          President Chief Executive         November 9, 2001
-----------------------       Officer and Chairman of the
Lawrence A. Sala              Board (Principal Executive
                              Officer)

/s/ Joseph E. Porcello        Vice President of Finance         November 9, 2001
-----------------------       (Principal Financial and
Joseph E. Porcello            Accounting Officer)

/s/ Carl W. Gerst, Jr.        Vice Chairman of the Board        November 9, 2001
-----------------------
Carl W. Gerst, Jr.

/s/ Hugh A. Hair              Director                          November 9, 2001
-----------------------
Hugh A. Hair

/s/ Herbert I. Corkin         Director                          November 9, 2001
-----------------------
Herbert I. Corkin

/s/ Dale F. Eck               Director                          November 9, 2001
-----------------------
Dale F. Eck

/s/ Matthew S. Robison        Director                          November 9, 2001
-----------------------
Matthew S. Robison

/s/ David Wilemon             Director                          November 9, 2001
-----------------------
David Wilemon

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                            Page
                                                                            ----
Independent Auditors' Report ............................................    28

Consolidated Balance Sheets as of June 30, 2001 and 2000 ................    29

Consolidated Statements of Operations for the Years ended
    June 30, 2001, 2000 and 1999 ........................................    30

Consolidated Statements of Stockholders' Equity for the Years ended
    June 30, 2001, 2000 and 1999 ........................................    31

Consolidated Statements of Cash Flows for the Years ended
    June 30, 2001, 2000 and 1999 ........................................    32

Notes to Consolidated Financial Statements ..............................    33

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

  (c) Sales Recognition


      The Company generally recognizes sales at the time products are shipped to customers, provided that persuasive evidence of an arrangement exists, the sales price is fixed or easily determinable, collectively is reasonably assured and title and risk of loss have passed to the customer. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. A small percentage of sales are derived from long-term fixed-price contracts for the sale of large space and defense electronics products. Sales and estimated profits under long-term contracts are recognized using the percentage of completion method of accounting on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.


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

  (h) Goodwill

      Goodwill arising from the acquisitions described in note 2 is amortized on a straight-line basis over 15 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

operation. The amount of goodwill impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. No impairment has been indicated to date. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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
                                                                  -----------
                                                                  $ 9,493,961
                                                                  ===========

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999


      On July 31, 2000, the Company acquired substantially all the net assets of Ocean Microwave Corporation (Ocean). Ocean was based in Neptune, New Jersey, and was primarily engaged in the design and manufacture of isolator and circulator components. The acquired Ocean business is conducted from the Company's subsidiary, Anaren Power Products, Inc. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of Anaren Power Products have been included in the Company's consolidated financial statements since the date of acquisition.


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
                                      ============      =======   =========    ============


      The following table presents the amortized costs and fair value of debt securities held-to-maturity based on the scheduled maturity date:

                                                          June 30, 2001
                                                   -----------------------------
                                                    Amortized          Fair
                                                       Cost            Value
                                                   ------------     ------------
Due within one year ..........................     $108,557,983     $109,045,123
Due after one year through five years ........       11,725,960       11,755,827
                                                   ------------     ------------
                                                   $120,283,943     $120,800,950
                                                   ============     ============

                                                          June 30, 2001
                                                   -----------------------------
                                                    Amortized          Fair
                                                       Cost            Value
                                                   ------------     ------------
Due within one year ..........................     $ 79,926,644     $ 79,823,893
Due after one year through five years ........       53,874,918       53,815,386
                                                   ------------     ------------
                                                   $133,801,562     $133,639,279
                                                   ============     ============


(4) Inventories

      Inventories at June 30 are summarized as follows:
                                                      2001            2000
                                                   -----------     -----------
Component parts ..............................     $ 9,995,712     $ 6,538,207
Work-in-process ..............................       4,497,996       3,757,139
Finished goods ...............................       4,073,269       2,089,779
                                                   -----------     -----------
                                                   $18,566,977     $12,385,125
                                                   ===========     ===========

(5) Property, Plant and Equipment

      Components of property, plant and equipment at June 30 consist of the following:

                                                      2001            2000
                                                   -----------     -----------
Land and land improvements ......................  $ 1,595,821     $ 1,362,050
Buildings .......................................    9,095,944       6,986,155
Machinery and equipment .........................   39,213,503      32,635,865
Construction in process .........................      155,899              --
                                                   -----------     -----------
                                                    50,061,167      40,984,070
Less accumulated depreciation and amortization ..   31,255,266      27,647,477
                                                   -----------     -----------
                                                   $18,805,901     $13,336,593
                                                   ===========     ===========

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

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

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

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

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

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

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                          June 30, 2001, 2000 and 1999

  Geographic Information


      Net sales by country are as follows:

                                        2001             2000           1999
                                     -----------     -----------     -----------
United States ..................     $63,223,230     $45,251,267     $36,468,513
Canada .........................       4,232,851       5,471,193       4,590,991
Sweden .........................       4,883,530       2,768,952       1,486,349
United Kingdom .................       4,590,517       1,890,827       1,052,127
Other foreign countries ........       7,895,147       4,789,597       2,141,012
                                     -----------     -----------     -----------
    Consolidated net sales .....     $84,825,275     $60,171,836     $45,738,992
                                     ===========     ===========     ===========


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