Form 10-Q
period 2001-09-30
ANAREN MICROWAVE INC
filed 2001-11-14
CIK 6314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission file number 0-6620
                                                 ------

                             ANAREN MICROWAVE, INC.
                             ----------------------
             (Exact name of Registrant as specified in its Charter)

        New York                                         16-0928561
        --------                                         ----------
(State of incorporation)                     (I.R.S Employer Identification No.)

  6635 Kirkville Road                                      13057
 East Syracuse, New York                                   -----
------------------------                                 (Zip Code)
  (Address of principal
   executive offices)

Registrant's telephone number, including area code: 315-432-8909

                                      N/A
--------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares of Registrant's Common Stock outstanding on November 9, 2001 was 22,432,120.

                             ANAREN MICROWAVE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets as of                   3
            September 30, 2001 (unaudited) and June 30, 2001

            Consolidated Condensed Statements of Earnings                 4
            for the Three Months Ended September 30,
            2001 and 2000 (unaudited)

            Consolidated Condensed Statements of Cash Flows               5
            for the Three Months Ended September 30,
            2001 and 2000 (unaudited)

            Notes to Consolidated Condensed Financial                     6
            Statements (unaudited)

   Item 2.  Management's Discussion and Analysis                         13
            of Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                            19

PART II - OTHER INFORMATION

   Item 4.  Exhibits and Reports on Form 8-K                             20

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      September 30, 2001 and June 30, 2001

                                                      (Unaudited)
                   Assets                          September 30, 2001  June 30, 2001
                   ------                          ------------------  -------------
Current assets:
    Cash and cash equivalents                         $  11,986,954    $  11,748,542
    Marketable debt securities                           89,382,401      108,557,983
    Receivables, less allowance of $195,000              11,877,352       11,504,168
    Inventories (note 3)                                 19,598,931       18,566,977
    Accrued interest receivable                           1,495,082        1,304,877
    Deferred income taxes                                 1,006,010          956,759
    Other current assets                                    986,490        1,762,203
                                                      -------------    -------------
                Total current assets                    136,333,220      154,401,509
                                                      -------------    -------------

Marketable debt securities                               21,329,000       11,725,960
Property, plant and equipment, net (note 4)              21,049,679       18,805,901
Deferred income taxes                                            --          263,348
Patents, net of accumulated amortization
    of $161,710 at September 30, 2001
    and $143,742 at June 30, 2001 (note 2)                  430,256          448,224
Goodwill (note 2)                                        30,715,861       23,410,534
Other intangible assets, net of accumulated
    amortization of $35,639 at
    September 30, 2001 (note 2)                           2,414,361               --
                                                      -------------    -------------
                                                      $ 212,272,377    $ 209,055,476
                                                      =============    =============
      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
    Accounts payable                                  $   2,651,307    $   2,985,793
    Accrued expenses (note 5)                             3,377,442        3,905,242
    Customer advance payments                               290,171          767,790
    Other current liabilities (note 6)                       65,000           65,000
                                                      -------------    -------------
                Total current liabilities                 6,383,920        7,723,825

Deferred income taxes                                       932,051               --
Postretirement benefit obligation                         1,391,496        1,391,496
Other liabilities (note 6)                                  553,622          486,380
                                                      -------------    -------------
                Total liabilities                         9,261,089        9,601,701
                                                      -------------    -------------
Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 25,609,942 shares
       at September 30, 2001 and 25,496,238 shares
       at June 30, 2001                                     256,099          254,962
    Additional paid-in capital                          168,074,056      166,051,341
    Unearned compensation                                (1,564,200)      (1,723,377)
    Retained earnings                                    41,017,971       39,643,487
                                                      -------------    -------------
                                                        207,783,926      204,226,413
    Less cost of 3,060,822 treasury shares                4,772,638        4,772,638
                                                      -------------    -------------
                Total stockholders' equity              203,011,288      199,453,775
                                                      -------------    -------------
                                                      $ 212,272,377    $ 209,055,476
                                                      =============    =============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           September 30, 2001 and 2000
                                   (Unaudited)

                                              September 30,       September 30,
                                                  2001                 2000
                                              -------------       -------------

Net sales                                     $15,001,191         $22,223,974

Cost of sales                                   9,870,138          13,397,703
                                              -----------         -----------
      Gross profit                              5,131,053           8,826,271
                                              -----------         -----------

Operating expenses:
      Marketing                                 1,519,035           1,574,422
      Research and development                  1,152,666           1,118,526
      General and administrative                1,758,691           1,857,138
                                              -----------         -----------
              Total operating expenses          4,430,392           4,550,086
                                              -----------         -----------

Operating income                                  700,661           4,276,185

Other income                                    1,281,071           1,868,668
Interest expense                                  (16,248)            (40,767)
                                              -----------         -----------

Income before income taxes                      1,965,484           6,104,086

Income tax expense                                591,000           2,123,000
                                              -----------         -----------

Net income                                    $ 1,374,484         $ 3,981,086
                                              ===========         ===========

Net income per common and common
  share equivalent:
        Basic                                 $       .06         $       .18
                                              ===========         ===========
        Diluted                               $       .06         $       .17
                                              ===========         ===========

Shares used in computing net income
  per common and common share equivalent:
        Basic                                  22,250,148          21,928,138
                                              ===========         ===========
        Diluted                                23,133,196          23,626,288
                                              ===========         ===========
Dividends per share                           $        --         $        --
                                              ===========         ===========

See accompanying notes to consolidated condensed financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended
                           September 30, 2001 and 2000
                                   (Unaudited)

Cash flows from operating activities:                            2001             2000
                                                                 ----             ----
     Net income                                             $ 1,374,484     $  3,981,086
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                           826,689          567,937
         Goodwill amortization                                       --          317,573
         Amortization of intangibles                             53,607           17,967
         Deferred income taxes                                  146,482          (87,030)
         Unearned compensation                                  159,177           74,404
         Tax benefit from exercise of stock options              47,044        2,173,882
         Changes in operating assets and liabilities,
           net of acquisitions:
            Receivables                                         936,434          358,191
            Other receivables                                  (187,947)         150,593
            Inventories                                          49,406         (959,461)
            Prepaid/Other Current Assets                        860,351         (369,287)
            Accounts payable                                   (563,237)      (1,200,153)
            Accrued expenses                                   (958,248)         232,621
            Customer advance payments                          (477,619)        (570,000)
            Other liabilities                                    67,242          (22,558)
            Postretirement benefit obligation                        --              387
                                                            -----------     ------------
             Net cash provided by operating activities        2,333,865        4,666,152
                                                            -----------     ------------
Cash flows from investing activities:
     Capital expenditures                                    (1,248,237)      (2,597,769)
     Net maturities of marketable debt securities             9,572,542       17,514,897
     Purchase of business, net of cash acquired (note 1)     (9,906,820)     (17,835,577)
                                                            -----------     ------------

             Net cash used in investing activities           (1,582,515)      (2,918,449)
                                                            -----------     ------------
Cash flows from financing activities:
     Payment on long term debt                                 (716,154)        (407,864)
     Stock options exercised                                    203,216          785,694
                                                            -----------     ------------
             Net cash provided by (used in)
               financing activities                            (512,938)         377,830
                                                            -----------     ------------
             Net increase in cash
               and cash equivalents                             238,412        2,125,533
Cash and cash equivalents at beginning of period             11,748,542        6,179,202
                                                            -----------     ------------
Cash and cash equivalents at end of period                  $11,986,954     $  8,304,735
                                                            ===========     ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                             $    16,248     $     39,383
                                                            ===========     ============
       Income taxes                                         $   662,500     $    500,000
                                                            ===========     ============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 2001, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2002, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three months ended September 30, 2001 and 2000 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Acquisitions

On July 31, 2000, the Company acquired substantially all the net assets of Ocean Microwave Corporation. Ocean was based in Neptune, New Jersey, and was primarily engaged in the design and manufacture of isolator and circulator components. The acquired Ocean business was conducted from the Company's subsidiary, Anaren Power Products, Inc. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of Anaren Power Products have been included in the Company's consolidated financial statements since the date of acquisition.

The purchase price was $17,990,526, including cash and non-cash direct acquisition costs, which was allocated to the net assets acquired and liabilities assumed based upon respective fair market values. The fair market values of plant and equipment were determined by an independent valuation which also validated the non-existence of any identifiable intangible assets. The excess consideration over such fair values is recorded as goodwill.

The allocation of the purchase price to the assets acquired and liabilities assumed follows:

             Accounts receivable                      $ 1,488,092
             Inventories                                1,197,728
             Plant and equipment                          269,390
             Other assets                                  42,485
             Accounts payable                          (2,531,384)
             Accrued expenses                            (184,389)
             Notes payable                               (407,864)
             Goodwill                                  17,316,468
                                                      -----------
                                                      $17,990,526
                                                      ===========

During the fourth quarter of fiscal 2001, Anaren consolidated the operations of APPI into its Syracuse, New York facility.

On August 31, 2001 the Company acquired all of the outstanding stock of Amitron, Inc. Amitron is based in North Andover, Massachusetts, and is primarily engaged in the manufacture of precision thick film ceramic components and circuits for the medical, telecommunications, and defense electronics markets. Amitron's technology is very complimentary to the Company's multi-layer stripline technology. Whereas the Company's multi-layer stripline technology is well suited for large scale and high power applications, Amitron's technology is well suited for miniaturization and low power applications. The Company believes that Amitron's technology will enable it to significantly increase its current addressable markets. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of Amitron have been included in the Company's consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for Amitron was $11,693,256, consisting of cash of $9,906,820 (including cash direct acquisition costs), non-cash direct acquisiton costs in the form of stock options for services of $18,183 and 95,704 shares of the Company's common stock with an aggregate value of $1,755,409. The purchase price was allocated to the net assets acquired and liabilities assumed based upon respective fair market values. The fair market values of plant and equipment and identifiable intangible assets were determined by an independent valuation. The identifiable intangible assets aggregating $2,450,000 with a weighted-average useful life of approximately seven years include Customer Base of $1,350,000 (six-year weighted-average useful life), Favorable Leases of $600,000 (ten-year weighted-average useful life), Trade Name of $320,000 (three-year weighted-average useful life), and Non-competition Agreements of $180,000 (five-year weighted-average useful life). The excess consideration over such fair values is recorded as goodwill and was assigned to the Company's Wireless segment.

The allocation of the purchase consideration to the assets acquired and liabilities assumed follows:

              Cash                                      $    12,844
              Accounts receivable                         1,309,618
              Other receivables                               2,258
              Inventories                                 1,081,360
              Plant and equipment                         1,822,230
              Other assets                                   84,638
              Accounts payable                             (228,751)
              Accrued expenses                             (430,448)
              Loans payable                                (716,154)
              Deferred tax liability                       (999,666)
              Intangible assets                           2,450,000
              Goodwill                                    7,305,327
                                                        -----------
                                                        $11,693,256
                                                        ===========

The following unaudited pro forma financial information presents the combined results of operations of the Company, Ocean, and Amitron as if the acquisitions had taken place as of July 1, 2000. The pro forma information includes certain adjustments, including the amortization of goodwill, reduction of interest income, and certain other adjustments, together with the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Ocean, and Amitron constituted a single entity during such periods.

                                               Three Months Ended
                                               ------------------
                                        September 30        September 30
                                            2001                2000
                                            ----                ----

     Net sales                           $16,391,888         $25,404,279
     Net income                            1,242,554           3,712,664

     Earnings per share:
       Basic                                 .06                 .17
       Diluted                               .05                 .16

The pro forma information reflects no amortization expense for the RF Power, Ocean, and Amitron acquisitions for the three months ended September 30, 2001 due to the adoption of FASB 142, "Goodwill and Intangible Assets", by the Company. The pro forma information does reflect goodwill amortization for the three months ended September 30, 2000, for the RF Power and Ocean acquisitions, which aggregated $413,823.

Note 2: Adoption of Accounting Standards

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (FASB 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (FASB 142). FASB 141, which supercedes APB Opinion 16 and FASB Statement No. 38, requires all business combinations be accounted for using the purchase method. SFAS 142, which supercedes APB Opinion No. 17, eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition of goodwill and intangible assets. The following information provides the required disclosures and describes the impact the early adoption of FASB 141 and 142 had on the Company during the periods reported:

INTANGIBLE ASSETS:

Intangible assets as of September 30, 2001 are as follows:

                            Gross Carrying      Accumulated
                                Amount          Amortization
                                ------          ------------

Patent                        $  591,966          $161,710
Customer Base                  1,350,000            18,750
Trade Name                       320,000             8,889
Non-Competition Agreements       180,000             3,000
Favorable Lease                  600,000             5,000
                              ----------          --------
     Total                    $3,041,966          $197,349
                              ==========          ========

Intangible asset amortization expense for the period ended September 30, 2001 and 2000 aggregated $53,607 and $17,967, respectively. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending June 30,
              2002                                 $428,261
              2003                                 $499,539
              2004                                 $499,539
              2005                                 $410,645
              2006                                 $392,871

GOODWILL:

The changes in the carrying amount of goodwill for the periods ended September 30 are as follows:

                                        2001             2000
                                        ----             ----
Balance as of June 30               $23,410,534    $ 7,647,108

Goodwill acquired during quarter      7,305,327     16,850,285

Goodwill amortization                        --       (317,573)
                                    -----------    -----------

Balance as of September 30          $30,715,861    $24,179,820
                                    ===========    ===========

In connection with the adoption of FASB 142, the Company will complete the transitional impairment assesment within six months from the date of adoption as allowed by the standard.

The impact of the adoption of FASB No. 142 had on net income and earnings per share for the period presented is as follows:

                                                  Three Months Ended
                                      September 30, 2001      September 30, 2000
                                      ------------------      ------------------

Reported net income for the period       $1,374,484               $3,981,086
Add back:  Goodwill amortization                 --                  317,573
                                         ----------               ----------
Adjusted net income for the period       $1,374,484               $4,298,659
                                         ==========               ==========
Basic earnings per share:
         Reported net income             $     0.06               $     0.18
         Goodwill amortization                   --                     0.01
                                         ----------               ----------
         Adjusted net income             $     0.06               $     0.19
                                         ==========               ==========
Diluted earnings per share:
         Reported net income             $     0.06               $     0.17
         Goodwill amortization                   --                     0.01
                                         ----------               ----------
         Adjusted net income             $     0.06               $     0.18
                                         ==========               ==========

NOTE 3: Inventories

        Inventories at September 30, 2001 and June 30, 2001 are summarized as follows:

                                       September 30        June 30
                                       ------------        -------

            Component parts             $10,731,246      $ 9,995,712
            Work in process               4,811,324        4,497,996
            Finished goods                4,056,361        4,073,269
                                        -----------      -----------
                                        $19,598,931      $18,566,977
                                        ===========      ===========

NOTE 4: Property, Plant and Equipment

        Property, plant and equipment at September 30, 2001 and June 30, 2001 are summarized as follows:

                                            September 30       June 30
                                            ------------       -------

            Land and land improvements       $ 1,595,821    $ 1,595,821
            Buildings                          9,206,893      9,095,944
            Machinery and equipment           42,001,740     39,213,503
            Construction in process              210,203        155,899
                                             -----------    -----------
                                             $53,014,657    $50,061,167
            Less accumulated depreciation
             and amortization                 31,964,978     31,255,266
                                             -----------    -----------

                                             $21,049,679    $18,805,901
                                             ===========    ===========

NOTE 5: Accrued Expenses

        Accrued expenses at September 30, 2001 and June 30, 2001 consist of the following:

                                           September 30         June 30
                                           ------------         -------

            Compensation                    $1,020,743        $  989,499
            Commissions                        694,175           790,609
            Restructuring                      217,231           307,843
            Accrued pension cost               257,208           401,032
            Income taxes                       583,891           938,984
            Other                              604,194           477,275
                                            ----------        ----------

                                            $3,377,442        $3,905,242
                                            ==========        ==========

NOTE 6: Other Liabilities

        Other liabilities at September 30, 2001 and June 30, 2001 consist of the following:

                                            September 30         June 30
                                            ------------         -------

            Deferred compensation             $547,285          $551,380
            Other                               71,337                --
                                              --------          --------
                                               618,622           551,380
            Less current portion                65,000            65,000
                                              --------          --------
                                              $553,622          $486,380
                                              ========          ========

NOTE 7: Net Income Per Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                         Three Months Ended
                                                            September 30
     Numerator:                                           2001          2000
                                                          ----          ----
     Net income available to
          Common stockholders                         $ 1,374,484   $ 3,981,086
                                                      ===========   ===========

     Denominator:

     Denominator for basic net income per share:
            Weighted average shares outstanding        22,250,148    21,928,138
                                                      ===========   ===========

     Denominator for diluted net income per share:
            Weighted average shares outstanding        22,250,148    21,928,138
            Common stock options
              and restricted stock                        883,048     1,698,150
            Weighted average shares and conversions    23,133,196    23,626,288

NOTE 8: Segment Information

The Company operates predominately in the wireless communications, satellite communications and space and defense electronics markets. The Company's two reportable segments are the wireless group and the space and defense group. These segments have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products and delivery channel, and are consistent with the way the Company organizes and evaluates financial information internally for purposes of making operating decisions and assessing performance.

The wireless segment designs, manufactures and markets commercial products used mainly by the wireless communications market. The space and defense segment of the business designs, manufactures and markets specialized products for the radar and satellite communications markets.

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                           Space &     Corporate and
                                         Wireless          Defense      Unallocated     Consolidated
                                         --------          -------      -----------     ------------
Net sales:
     Three months ended:
     September 30, 2001                $ 8,542,975        6,458,216              --      15,001,191
     September 30, 2000                 16,795,724        5,428,250              --      22,223,974

Operating income (loss):
     Three months ended:
     September 30, 2001                $  (774,560)       1,475,221              --         700,661
     September 30, 2000                  3,036,294        1,239,891              --       4,276,185

Goodwill and intangible assets:
     September 30, 2001                 33,560,478               --              --      33,560,478
     June 30, 2001                      23,858,758               --              --      23,858,758

Identifiable assets:*
     September 30, 2001                 18,014,381       13,639,902     147,057,616     178,711,899
     June 30, 2001                      17,510,855       12,453,474     155,232,389     185,196,718

Depreciation:** Three months ended:
     September 30, 2001                    486,461          340,228              --         826,689
     September 30, 2000                    361,730          206,207              --         567,937

Goodwill and intangibles
  amortization: ***
     Three months ended:
     September 30, 2001                     53,607               --              --          53,607
     September 30, 2000                    335,540               --              --         335,540

* Segment assets primarily include receivables and inventories. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable debt securities, other receivables, prepaid expenses, deferred income taxes, refundable income taxes and property, plant and equipment.

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

*** Amortization of goodwill and identifiable intangible assets arising from business combinations, and patent amortization, is allocated to the segments based on the sales segment classification of the acquired or applicable operation.

NOTE 9: Subsequent Event

Effective October 1, 2001, the Company acquired all the outstanding capital stock of The 5M Company Europe B.V. 5M is based in Almelo, Netherlands and is primarily engaged in the manufacture of specialty printed circuit boards. The purchase consideration was approximately $3.6 million. The acquisition will be accounted for under the purchase method of accounting for business combinations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis set forth below reviews the Company's operating results for the three month period ended September 30, 2001 and its financial condition at September 30, 2001. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of September 30, 2001 and June 30, 2001, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2001 and 2000.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Motorola, Lucent Technologies, and Nortel Networks and to satellite communications and defense electonic companies such as Boeing Satellite, Lockheed Martin and Raytheon Co.

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

The Company generally recognizes sales at the time products are shipped to customers, provided that persuasive evidence of an arrangement exists, the sales price is fixed or easily determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. A small percentage of sales are derived from long-term fixed-price contracts for the sale of large space and defense electronics products. Sales and estimated profits under long-term contracts are recognized using the percentage of completion method of accounting on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.

Effective July 1, 2001, the Company adopted Financial Accounting Standard Board
(FASB) Statement No. 141 - Business Combinations and No. 142 - Goodwill and Other Intangibles. As a result of the adoption of these new standards the Company ceased amortization of the goodwill recorded as part of its previous acquisition transactions. If the Company had continued to amortize goodwill in the first quarter ended September 30, 2001, basic and diluted net earnings would have been reduced by $318,000, or $0.01 per share.

On August 31, 2001, the Company acquired all of the outstanding capital stock of Amitron. Amitron is based in North Andover, Massachusetts and is primarily engaged in the design and manufacture of ceramic components and circuits for the medical, telecommunications and defense electronics market. The aggregate purchase consideration was $11,693,256, consisting of cash of $9,906,820 (including cash direct acquisition costs), non-cash direct acquisition costs in the form of stock options for services of $18,183 and 95,704 shares of the Company's common stock with an aggregate value of $1,755,409. The acquisition will be accounted for under the purchase method of accounting for business combinations.

Effective October 1, 2001 the Company acquired all of the outstanding capital stock of The 5M Company Europe B.V., a manufacturer of microwave circuits based in Almelo, Netherlands. 5M's manufacturing technology, which is similar to the Company's multi-layer stripline technology, uses a unique metal backing process which offers both cost and performance advantages for high power applications. The purchase consideration for this transaction was approximately $3.6 million and the acquisition will be accounted for under the purchase method of accounting for business combinations.

Net sales for the first quarter ended September 30, 2001 were $15,001,000, down 33% from net sales of $22,224,000 for the same period in fiscal 2001. The Company recorded earnings of $1,374,000, or $.06 per diluted share, for the first quarter of fiscal 2002 compared to earnings of $3,981,000, or $.17 per diluted share, for the same quarter in fiscal 2001

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                     Three Months Ended
                                                     ------------------
                                                   Sept. 30       Sept. 30
                                                     2001           2000
                                                     ----           ----

Net sales                                           100.0%          100.0%
Cost of sales                                        65.8%           60.3%
                                                    -----          ------
     Gross profit                                    34.2%           39.7%
                                                    -----          ------

Operating expenses:
     Marketing                                       10.1%            7.1%
     Research and development                         7.7%            5.0%
     General and administrative                      11.7%            8.4%
                                                    -----          ------
              Total operating expenses               29.5%           20.5%
                                                    -----          ------

Operating income                                      4.7%           19.2%

Other income                                          8.5%           8.4%
Interest expense                                     (0.1%)          (0.2%)
                                                    -----          ------
Income before income taxes                           13.1%           27.4%
Income tax expense                                    3.9%            9.5%
                                                    -----          ------
     Net income                                       9.2%           17.9%
                                                    =====          ======

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                     Three Months Ended
                                                  -----------------------
                                                  Sept. 30       Sept. 30
                                                    2001           2000
                                                    ----           ----
Wireless                                          $ 8,543        $16,796
Space and Defense                                   6,458          5,428
                                                  -------        -------

                                                  $15,001        $22,224
                                                  =======        =======

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net Sales. Net sales decreased $7.2 million, or 33%, to $15.0 million for the three months ended September 30, 2001, compared to $22.2 million for the first quarter of the previous year. This decrease was caused by a 49% drop in Wireless sales which was partially offset by a 19% rise in sales of Space and Defense products.

The decrease in sales of Wireless products, which consist of standard surface mount components and custom subassemblies for use in building wireless basestation equipment, was caused by a rapid downturn in capital expenditures for wireless infrastructure equipment which began in the latter part of the third quarter of fiscal 2001. This downturn has resulted in an increasing number of reductions in customer demand forecast and delivery pushouts beginning in March 2001 and continuing through the first quarter ended September 30, 2001. This market downturn has effected all the Company's Wireless product lines and has most severely effected sales of Wireless standard components. This worldwide Wireless market downturn is expected to continue beyond calendar 2001.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar countermeasures subsystems for the military. Sales in the Space and Defense group rose $1.0 million, or 19%, in the first quarter of fiscal 2002, compared to the same quarter in prior fiscal year. This increase in shipments resulted from the initial production shipments for the Boeing Spaceway program. This program, which has been in an engineering design phase for the past year and a half, entered full factory production in the fourth quarter of fiscal 2001. This satellite program is expected to place Space and Defense shipments in the $6.0 - $6.5 million range, quarterly, for the remainder of fiscal 2002.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs and test costs. Gross profit for the first quarter of fiscal 2002 was $5.1 million (34.2% of net sales), down from $8.8 million (39.7% of net sales) for the first quarter of the prior year. The decrease in gross margin resulted from the significant decline in sales volume which caused significant under absorbtion of the factory overhead compared to the previous year. Presently, the Company expects gross margins to remain at or below current levels in the second quarter of fiscal 2002 and not to improve in the second half of fiscal 2002 without a significant increase in sales volume.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses decreased 3.5% to $1.5 million (10.1% of net sales) for the first quarter of fiscal 2002 from $1.6 million (7.1% of net sales) for the first quarter of fiscal 2001. This decrease resulted from lower commission expense due to the decline in sales volume and Company cost containment efforts instituted in the fourth quarter of fiscal 2001. Marketing expense is expected to increase over the remaining three quarters of fiscal 2002 due to the addition of new east and west coast marketing offices and the marketing expense associated with the Company's acquired businesses.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses increased 3.0% to $1.2 million (7.7% of net sales) in the first quarter of fiscal 2002 from $1.1 million (5.0% of net sales) for the first quarter of fiscal 2001. Research and development expenditures are supporting further development of wireless infrastructure products and new broadband fixed wireless product opportunities. Despite the current wireless market downturn, the Company does not expect to reduce its current research and development efforts in the near term.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, goodwill and amortization, travel related expenses and other corporate costs. General and administrative expenses decreased 5.3% to $1.8 million (11.7% of net sales) for the first quarter of fiscal 2002 from $1.9 million (8.4% of net sales) for the first quarter of fiscal 2001. General and administrative expenses have decreased primarily due to the adoption of FASB Statement No. 142 which eliminated the amortization of goodwill in the first quarter of fiscal 2001. The reduction in goodwill reduced general and administrative expenses by $318,000 in the current quarter compared to the first quarter last year. This reduction in goodwill amortization was partially offset by an increase in identifiable intangible amortization of $36,000 in the first quarter of fiscal 2002 associated with the Company's acquisition of Amitron. Additionally, general and administrative expense for the first quarter of fiscal 2002 includes one month expense for Amitron.

Operating Income: Operating income decreased 83.6%, to $701,000 (4.7% of net sales) for the first quarter of fiscal 2002, down $3.6 million from $4.3 million (19.2% of net sales) for the same period in fiscal 2001. On a reporting segment basis, the Wireless operating loss was $775,000 for the first quarter of fiscal 2002, down 125.5% or $3.8 million from $3.0 million in the first quarter of fiscal 2001. The principal reason for the decrease in wireless operating income in the first quarter of fiscal 2002 compared to the same period in fiscal 2001 was the 49.1% decrease in wireless sales year over year due to the large decrease in wireless base station equipment demand worldwide which began in the third quarter of fiscal 2001 and continues at the present time. The large decrease in sales levels in the wireless segment resulted in significant under absorption of fixed overhead within the group during the current quarter.

Space and defense operating income rose $235,000 or 19.0% for the first quarter of fiscal 2002 compared to first quarter of fiscal 2001. This increase resulted from a $1.0 million rise in space and defense revenues year over year, in the first quarter, due to the Boeing Spaceway Program entering full production at the end of the previous quarter. The higher sales levels resulted in better absorption of fixed overhead in fiscal 2002 compared to the previous year.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 31% to $1.3 million (8.5% of net sales) for the quarter ended September 30, 2001 from $1.9 million (8.4% of net sales) for the same quarter last year. This decrease was caused mainly by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Fund rates. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Interest Expense: Interest expense represents commitment fees and interest paid on certain deferred obligations. Interest expense for the first quarter of fiscal 2002 was $16,000 (0.1% of net sales) compared to $41,000 (0.2% of net sales) for the first quarter of fiscal 2001. The decrease in interest expense resulted from the pay-off of a deferred obligation in the third quarter of fiscal year 2001.

Income Taxes. Income tax expense for the first quarter of fiscal 2002 was $591,000 (3.9% of net sales), representing an effective tax rate of 30%. This compared to $2.1 million (9.5% of net sales) for the first quarter of fiscal 2001, representing an effective tax rate of 35%. The Company's reduced effective tax rate is a direct result of the proportion of federally exempt state municipal bond income in relation to reduced levels of taxable income.

Liquidity and Capital Resources

Net cash provided by operations for the three months ended September 30, 2001 and the three months ended September 30, 2000 were $2.3 million and $4.7 million, respectively. The positive flow from operations in the first three months of both fiscal 2002 and 2001 was due primarily to the profit attained in both periods.

Net cash used in investing activities consists of funds used to purchase capital equipment and cash used to purchase the capital stock of Amitron in August 2001. Capital equipment placed in service amounted to $1.2 million in the first quarter ended September 30, 2001 compared to $2.6 million in the first quarter of the previous fiscal year. In the first quarter of fiscal 2002, the Company expended $9.9 million in cash to purchase all the capital stock of Amitron, a thick film circuit manufacturer located in North Andover, Massachusetts. Funds for this transaction were obtained through the proceeds of matured marketable securities in the amount of $9.6 million.

Significant cash used in investing activities in the first quarter of the prior year was $17.6 million used to purchase the assets of Ocean. Funds for this transaction were obtained through the proceeds of matured marketable securities in the amount of $18.5 million.

Net cash used by financing activities was $513,000 for the first three months of fiscal 2002 and consisted of $716,000 used to pay off loans of Amitron and $203,000 generated by the exercise of stock options. In the first quarter of the prior year funds generated by financing activities amounted to $378,000 and consisted of $786,000 generated through the exercise of stock options and $408,000 used to pay off loans of Ocean which were assumed as part of the asset purchase.

During the remainder of fiscal 2002, the Company's main cash requirements will be for additions to capital equipment. Capital expenditures have been budgeted at approximately $4.0 million for fiscal 2002 and consist mainly of upgrades and replacements of production equipment.

In addition to the Company's cash and marketable debt securities, the Company has a credit facility providing an unsecured $10 million working capital revolving line of credit bearing interest at prime and maturing December 31, 2003. The terms of the credit facility require maintenance of minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the loan agreement. The Company believes that it was in compliance with all restrictions and covenants at September 30, 2001. At September 30, 2001, $0 was outstanding under the credit facility.

The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations, and funds available under its credit facilities.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." FASB 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 is required for adoption for fiscal years beginning after June 14, 2002. The Company has reviewed the provisions of FASB 143, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." FASB 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. FASB 144 is required for adoption for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has reviewed the provisions of FASB 144, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

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

o     difficulties in successfully integrating the businesses of Amitron and 5M;

o     inability to effectively manage possible future growth;

o     increased pricing pressure and increased competition;

o the failure of wireless customers' annual procurement forecasts to result in future sales; and

o litigation involving antitrust, intellectual property, product warranty, and other issues.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses the Company's possible exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q.

As of September 30, 2001, the Company had cash, cash equivalents and marketable debt securities of $122.7 million, of which approximately $110.7 million consisted of highly liquid investments in marketable debt securities. These investments at the date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rate of 10% from September 30, 2001 rates would cause the market price of these securities to fluctuate by an insignificant amount. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company does not currently own any material equity investments. Therefore, the Company does not currently have any direct equity price risk.

All of the Company's sales to foreign customers are denominated in United States dollars and, accordingly, the Company is not currently exposed to foreign currency exchange risk.

Item 6.   Exhibits and Reports on Form 8-K

Item 6(a) Exhibits

          None

Item 6(b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on September 14, 2001 related to its acquisition of Amitron, Inc.

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

                                        Anaren Microwave, Inc.
                                        ----------------------
                                        (Registrant)

Date:  November 14, 2001                S/Lawrence A. Sala
                                        ----------------------------------------
                                        President & Chief Executive Officer

Date: November 14, 2001                 S/Joseph E. Porcello
                                        ----------------------------------------
                                        Vice President of Finance and Treasurer