Form 10-Q
period 2001-12-31
ANAREN MICROWAVE INC
filed 2002-02-14
CIK 6314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares of Registrant's Common Stock outstanding on February 10, 2002 was 22,450,020.

                             ANAREN MICROWAVE, INC.

                                      INDEX

   PART I - FINANCIAL INFORMATION                                       Page No.
   ------------------------------                                       --------

       Item 1.    Financial Statements

                  Consolidated Condensed Balance Sheets as of                3
                  December 31, 2001 (unaudited) and June 30, 2001

                  Consolidated Condensed Statements of Earnings              4
                  for the Three Months Ended December 31,
                  2001 and 2000 (unaudited)

                  Consolidated Condensed Statements of Earnings              5
                  for the Six Months Ended December 31,
                  2001 and 2000 (unaudited)

                  Consolidated Condensed Statements of Cash Flows            6
                  for the Six Months Ended December 31,
                  2001 and 2000 (unaudited)

                  Notes to Consolidated Condensed Financial                  7
                  Statements (unaudited)


       Item 2.    Management's Discussion and Analysis                      15
                  of Financial Condition and Results of Operations


       Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk                                         24

PART II - OTHER INFORMATION
---------------------------

       Item 4.    Exhibits and Reports on Form 8-K                          26

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                       December 31, 2001 and June 30, 2001

                                               (Unaudited)
                                               December 31,     June 30,
             Assets                                2001           2001
             ------                           -------------   ------------
Current assets:
    Cash and cash equivalents                 $  8,839,850    $ 11,748,542
    Marketable debt securities                  94,502,752     108,557,983
    Receivables, less allowance of $173,260
      and $195,000, respectively                12,265,822      11,504,168
    Inventories (note 3)                        19,464,235      18,566,977
    Interest and other receivables               1,727,191       1,304,877
    Insurance recovery receivable (note 1)       5,410,093              --
    Deferred income taxes                          900,420         956,759
    Other current assets                         1,008,033       1,762,203
                                              ------------    ------------
                Total current assets           144,118,396     154,401,509
                                              ------------    ------------
Marketable debt securities                      18,240,553      11,725,960
Property, plant and equipment, net (note 4)     25,147,406      18,805,901
Deferred income taxes                                   --         263,348
Patents, net of accumulated amortization
    of $179,678 at December 31, 2001
    and $143,742 at June 30, 2001 (note 2)         395,288         448,224
Goodwill (note 2)                               30,715,861      23,410,534
Other intangible assets, net of accumulated
    amortization of $142,556 at
    December 31, 2001 (note 2)                   2,307,444              --
                                              ------------    ------------
                                              $220,924,948    $209,055,476
                                              ============    ============
      Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of long-term
      debt (note 7)                           $    238,423    $         --
    Accounts payable                             6,108,513       2,985,793
    Accrued expenses (note 5)                    3,494,349       3,905,242
    Customer advance payments                      152,173         767,790
    Other current liabilities (note 6)              65,000          65,000
                                              ------------    ------------
                Total current liabilities       10,058,458       7,723,825
Long term debt, less current
  installments (note 7)                            191,716              --
Deferred income taxes                            2,178,552              --
Postretirement benefit obligation                1,467,995       1,391,496
Other liabilities (note 6)                         563,942         486,380
                                              ------------    ------------
                Total liabilities               14,460,663       9,601,701
                                              ------------    ------------
Stockholders' equity:
    Common stock of $.01 par value
       Authorized 200,000,000 shares;
       issued 25,625,842 shares
       at December 31, 2001 and
       25,496,238 shares
       at June 30, 2001                            256,258         254,962
    Additional paid-in capital                 168,514,560     166,051,341
    Unearned compensation                       (1,405,023)     (1,723,377)
    Accumulated other comprehensive loss
      Foreign currency translation                (202,444)             --
    Retained earnings                           44,073,572      39,643,487
                                              ------------    ------------
                                               211,236,923     204,226,413
    Less cost of 3,060,822 treasury shares       4,772,638       4,772,638
                                              ------------    ------------
                Total stockholders' equity     206,464,285     199,453,775
                                              ------------    ------------
                                              $220,924,948    $209,055,476
                                              ============    ============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           December 31, 2001 and 2000
                                   (Unaudited)

                                                      Dec. 31,       Dec. 31,
                                                        2001           2000
                                                    -----------    -----------

Net sales                                           $17,244,979    $25,188,261

Cost of sales                                        12,777,227     15,117,855
                                                    -----------    -----------
        Gross profit                                  4,467,752     10,070,406
                                                    -----------    -----------

Operating expenses:
        Marketing                                     1,849,196      1,731,592
        Research and development                      1,591,697      1,342,931
        General and administrative                    2,083,467      2,159,807
        Fire related (note 1)                           711,400             --
                                                    -----------    -----------
              Total operating expenses                6,235,760      5,234,330
                                                    -----------    -----------

Operating income (loss)                              (1,768,008)     4,836,076
                                                    -----------    -----------

Other income, primarily interest                      1,011,256      1,800,249
Interest expense                                        (68,891)       (41,820)
                                                    -----------    -----------

Income (loss) before income taxes
 and extraordinary item                                (825,643)     6,594,505

Income tax expense (benefit)                           (474,000)     2,300,000
                                                    -----------    -----------

Income (loss) before extraordinary item                (351,643)     4,294,505
                                                    -----------    -----------

Extraordinary item - gain on acquisition (note 1)     3,407,244             --
                                                    -----------    -----------

Net income                                          $ 3,055,601    $ 4,294,505
                                                    ===========    ===========

Basic earnings (loss) per share:
        Income (loss) before
          extraordinary item                        $     (0.02)   $      0.19
        Extraordinary item - gain on
          acquisition                                      0.15           0.00
                                                    -----------    -----------
        Net income                                  $      0.13    $      0.19
                                                    ===========    ===========
Diluted earnings (loss) per share:
        Income (loss) before
          extraordinary item                        $     (0.02)   $      0.18
        Extraordinary item - gain on
          acquisition                                      0.15           0.00
                                                    -----------    -----------
        Net income                                  $      0.13    $      0.18
                                                    ===========    ===========
Shares used in computing net earnings (loss):
        Basic                                        22,336,004     22,085,318
                                                    ===========    ===========
        Diluted                                      23,164,627     23,657,599
                                                    ===========    ===========

Dividends per share                                 $        --    $        --
                                                    ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                Six Months Ended
                           December 31, 2001 and 2000
                                   (Unaudited)
                                                  Dec. 31,       Dec. 31,
                                                    2001           2000
                                                -----------    -----------

Net sales                                       $32,246,170    $47,412,235

Cost of sales                                    22,647,365     28,515,558
                                                -----------    -----------
        Gross profit                              9,598,805     18,896,677
                                                -----------    -----------

Operating expenses:
        Marketing                                 3,368,231      3,306,014
        Research and development                  2,744,363      2,461,457
        General and administrative                3,842,158      4,016,945
        Fire related (note 1)                       711,400             --
                                                -----------    -----------
              Total operating expenses           10,666,152      9,784,416
                                                -----------    -----------

Operating income (loss)                          (1,067,347)     9,112,261
                                                -----------    -----------
Other income, primarily interest                  2,292,327      3,668,917
Interest expense                                    (85,139)       (82,587)
                                                -----------    -----------

Income before income taxes
  and extraordinary item                          1,139,841     12,698,591

Income tax expense                                  117,000      4,423,000
                                                -----------    -----------

Income before extraordinary item                  1,022,841      8,275,591

Extraordinary item - gain on
  acquisition (note 1)                            3,407,244             --
                                                -----------    -----------

Net income                                      $ 4,430,085    $ 8,275,591
                                                ===========    ===========

Basic earnings per share:
        Income before
          extraordinary item                    $      0.05    $      0.38
        Extraordinary item - gain
          on acquisition                               0.15           0.00
                                                -----------    -----------
        Net income                              $      0.20    $      0.38
                                                ===========    ===========

Diluted earnings per share:
        Income before
          extraordinary item                    $       0.04   $       0.35
        Extraordinary item - gain
          on acquisition                                0.15           0.00
                                                -----------    -----------
        Net income                              $       0.19   $       0.35
                                                ============   ============

Shares used in computing net earnings (loss):
        Basic                                     22,293,076     22,008,146
                                                ============   ============
        Diluted                                   23,148,911     23,642,139
                                                ============   ============

See accompanying notes to consolidated condensed financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended
                           December 31, 2001 and 2000
                                   (Unaudited)

Cash flows from operating activities:              2001            2000
                                               ------------    ------------
     Net income                                $  4,430,085    $  8,275,591
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization            1,806,254       1,237,188
         Amortization of intangibles                178,491         764,967
         Deferred income taxes                     (640,849)       (160,541)
         Unearned compensation                      318,354         207,081
         Tax benefit from exercise of
           stock options                             96,931       4,233,791
         Gain on acquisition (note 2)            (3,407,244)             --
         Changes in operating assets
           and liabilities,
           net of acquisition:
           Receivables                            1,447,740      (3,089,421)
           Inventories                              814,362      (1,410,837)
           Insurance receivable                   5,339,020              --
           Interest and other receivables           (34,311)        457,268
           Other current assets                     807,988        (152,675)
           Accounts payable                       1,125,087         (93,041)
           Accrued expenses                      (2,497,355)         13,141
           Customer advance payments               (615,617)       (575,043)
           Other liabilities                         77,562         (63,660)
           Postretirement benefit obligation         76,499             387
                                               ------------    ------------
             Net cash provided by
               operating activities               9,322,997       9,644,196
                                               ------------    ------------
Cash flows from investing activities:
     Capital expenditures                        (6,325,529)     (5,541,881)
     Net sale (purchase) of marketable
       debt securities                            7,540,638      15,581,803
     Purchase of businesses, net of
       cash acquired                            (12,073,362)    (17,883,710)
                                               ------------    ------------

             Net cash used in investing
               activities                       (10,858,253)     (7,843,788)
                                               ------------    ------------
Cash flows from financing activities:
     Payment on long term debt                   (1,546,261)       (407,864)
     Stock options exercised                        375,269       2,226,536
                                               ------------    ------------
             Net cash provided by (used in)
               financing activities              (1,170,992)      1,818,672
                                               ------------    ------------

     Effect of exchange rates                      (202,444)             --
             Net increase (decrease) in
               cash and cash equivalents         (2,908,692)      3,619,080
Cash and cash equivalents at beginning
  of period                                      11,748,542       6,179,202
                                               ------------    ------------
Cash and cash equivalents at end of period     $  8,839,850    $  9,798,282
                                               ============    ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                $     85,139    $     82,587
                                               ============    ============
       Income taxes                            $  1,059,000    $    500,000
                                               ============    ============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 2001, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as amended. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2002, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the six months ended December 31, 2001 and 2000 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Acquisitions

On July 31, 2000, the Company acquired substantially all the net assets of Ocean Microwave Corporation (Ocean). Ocean was based in Neptune, New Jersey, and was primarily engaged in the design and manufacture of isolator and circulator components. The acquired Ocean business was conducted from the Company's subsidiary, Anaren Power Products, Inc. (APPI.) The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of Anaren Power Products have been included in the Company's consolidated financial statements since the date of acquisition.

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

On August 31, 2001 the Company acquired all of the outstanding stock of Amitron, Inc. (Amitron). Amitron is based in North Andover, Massachusetts, and is primarily engaged in the manufacture of precision thick film ceramic components and circuits for the medical, telecommunications, and defense electronics markets. Amitron's technology is very complimentary to the Company's multi-layer stripline technology. Whereas the Company's multi-layer stripline technology is well suited for large scale and high power applications, Amitron's technology is well suited for miniaturization and low power applications. The Company believes that Amitron's technology will enable it to significantly increase its current addressable markets. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of Amitron have been included in the Company's consolidated financial statements since the date of acquisition.

The aggregate purchase consideration for Amitron was $11,693,256, consisting of cash of $9,919,664 (including cash direct acquisition costs), non-cash direct acquisition costs in the form of stock options for services of $18,183 and 95,704 shares of the Company's common stock with an aggregate value of $1,755,409. The purchase price was allocated to the net assets acquired and liabilities assumed based upon respective fair market values. The fair market values of plant and equipment and identifiable intangible assets were determined by an independent valuation. The identifiable intangible assets aggregating $2,450,000 with a weighted-average useful life of approximately seven years include customer base of $1,350,000 (six-year weighted-average useful life), favorable lease of $600,000 (ten-year weighted-average useful life), trade name of $320,000 (three-year weighted-average useful life), and non-competition agreements of $180,000 (five-year weighted-average useful life). The excess consideration over such fair values is recorded as goodwill and was assigned to the Company's Wireless segment.

The allocation of the purchase consideration to the assets acquired and liabilities assumed follows:

            Cash                                      $    12,844
            Accounts receivable                         1,309,618
            Other receivables                               2,258
            Inventories                                 1,081,360
            Plant and equipment                         1,822,230
            Other assets                                   36,818
            Accounts payable                             (228,751)
            Accrued expenses                             (430,448)
            Loans payable                                (716,154)
            Net deferred tax liability                   (951,846)
            Intangible assets                           2,450,000
            Goodwill                                    7,305,327
                                                      -----------
                                                      $11,693,256
                                                      ===========

On October 1, 2001, the Company, through its wholly owned subsidiary Anaren Microwave Europe B.V., acquired all of the outstanding stock of The 5M Company Europe B.V. (5M). 5M, based in Almelo, Netherlands is a manufacturer of microwave circuits. 5M's manufacturing technology is very similar to the Company's multi-layer stripline technology. In addition, 5M has a unique metal backing technology that offers performance and cost advantages for high power applications. The Company believes that this acquisition will enable it to reduce its manufacturing costs in Europe, increase its dollar content in high powered applications and provide European customers with a higher level of vendor security with a second manufacturing facility. 5M has recently completed the rebuilding of its factory due to a fire that occurred in July 2001. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of 5M have been included in the Company's consolidated financial statements since the date of acquisition.

The purchase consideration for 5M was $3,869,823 in cash, including direct acquisition costs, and Company stock options with an aggregate fair value of $218,724. The fair values of 5M's assets acquired and liabilities assumed exceeded the purchase consideration and such negative goodwill served to reduce the fair value of purchased equipment to zero with the remaining excess recognized as an extraordinary gain.

The preliminary allocation of the purchase consideration to the assets acquired, liabilities assumed, and extraordinary gain follows:

          Cash                                         $ 1,703,281
          Accounts receivable                              899,776
          Insurance receivable                          10,749,113
          Other receivables                                385,745
          Inventories                                      630,260
          Accounts payable                              (1,768,882)
          Accrued expenses                              (1,656,014)
          Notes payable                                   (856,978)
          Long term debt                                  (403,268)
          Net deferred tax liability                    (2,187,242)
          Extraordinary gain                            (3,407,244)
                                                       -----------
                                                       $ 4,088,547
                                                       ===========

The 5M fire loss in July 2001 was subject to property, casualty and business interruption insurance. As of December 31, 2001, the Company settled the insurance claim and an insurance receivable aggregating $10,749,113 is reflected in the allocation of the 5M purchase price as of October 1, 2001. During the three months ended December 31, 2001, 5M recognized incremental outsourcing costs aggregating $659,575 in cost of sales, and fire related cleaning and remediation expenses of $711,400 in operating expenses.

The following unaudited pro forma financial information presents the combined results of operations of the Company, Ocean, Amitron and 5M as if the acquisitions had taken place as of July 1, 2000. The pro forma information includes certain adjustments, including insurance recovery accounting, the amortization of goodwill and intangibles, reduction of interest expense and certain other adjustments, together with the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Ocean, Amitron and 5M constituted a single entity during such periods.

                            Three Months Ended             Six Months Ended
                        --------------------------     -------------------------
                        December 31    December 31     December 31   December 31
                           2001           2000            2001          2000
                        -----------    -----------     -----------   -----------
Net sales               $17,244,979    30,927,631      34,578,482    58,881,281

Insurance recoveries     14,126,694            --      15,999,972            --

Net income                9,838,474     4,560,841       9,871,285     7,958,562

Earnings per share:
  Basic                         .44           .21             .44           .36
  Diluted                       .42           .19             .43           .34

For purposes of the pro forma financial information, the July 2001 5M fire loss insurance recoveries have been reflected in operations versus the recognition as a pre-acquisition contingency in the purchase price allocation as previously discussed. The pro forma information reflects insurance recoveries of $14,126,694 and $15,999,972 for the three and six months ended December 31, 2001, respectively.

The pro forma information reflects no goodwill amortization for the three and six months ended December 31, 2001 due to the adoption of FASB 142, "Goodwill and Intangible Assets", by the Company. The pro forma information does reflect goodwill amortization aggregating $411,461 and $855,282 for the three months and six months ended December 31, 2000, respectively, related to acquisitions which occurred prior to the adoption of FASB 142.

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

INTANGIBLE ASSETS:

Intangible assets as of December 31, 2001 are as follows:

                                 Gross Carrying       Accumulated
                                     Amount           Amortization
                                 --------------       ------------

Patent                             $  574,966         $  179,678
Customer Base                       1,350,000             75,000
Trade Name                            320,000             35,556
Non-Competition Agreements            180,000             12,000
Favorable Lease                       600,000             20,000
                                   ----------         ----------
     Total                         $3,024,966         $  322,234
                                   ==========         ==========

Intangible asset amortization expense for the six month period ended December 31, 2001 and 2000 aggregated $178,491 and $35,935, respectively. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending June 30,
               2002                              $ 428,261
               2003                              $ 499,539
               2004                              $ 499,539
               2005                              $ 410,645
               2006                              $ 392,871

GOODWILL:

The changes in the carrying amount of goodwill for the six month periods ended December 31 are as follows:

                                     2001               2000
                                     ----               ----
Balance as of June 30            $23,410,534        $ 7,647,108

Goodwill acquired                  7,305,327         16,898,418

Goodwill amortization                     --           (729,032)
                                 -----------        -----------

Balance as of December 31        $30,715,861        $23,816,494
                                 ===========        ===========

In connection with the adoption of FASB 142, the Company completed the transitional impairment assessment within six months from the date of adoption as allowed by the standard. As a result of the impairment assessment, no goodwill impairment was found and no current asset write down is required.

The impact that the adoption of FASB No. 142 had on net income and earnings per share for the periods presented is as follows:

                                             Three Months Ended               Six Months Ended
                                                 December 31                    December 31
                                          -------------------------      ------------------------
                                             2001           2000            2001          2000
                                             ----           ----            ----          ----
Reported net income for the period        $3,055,601     $4,294,505      $4,430,085    $8,275,591
Add back:  Goodwill amortization                  --        411,459              --       729,032
                                          ----------     ----------      ----------    ----------
Adjusted net income for the period        $3,055,601     $4,705,964      $4,430,085    $9,004,623
                                          ==========     ==========      ==========    ==========

Basic earnings per share:
         Reported net income                   $0.13          $0.19           $0.20         $0.38
         Goodwill amortization                    --           0.02              --          0.03
                                               -----          -----           -----         -----
         Adjusted net income                   $0.13          $0.21           $0.20         $0.41
                                               =====          =====           =====         =====

Diluted earnings per share:
         Reported net income                   $0.13          $0.18           $0.19         $0.35
         Goodwill amortization                    --           0.02              --          0.03
                                               -----          -----           -----         -----
         Adjusted net income                   $0.13          $0.20           $0.19         $0.38
                                               =====          =====           =====         =====

NOTE 3: Inventories

      Inventories are summarized as follows:

                                         December 31         June 30
                                         -----------         -------

               Component parts           $10,861,816       $ 9,995,712
               Work in process             5,138,126         4,497,996
               Finished goods              3,464,293         4,073,269
                                         -----------       -----------
                                         $19,464,235       $18,566,977
                                         ===========       ===========

NOTE 4: Property, Plant and Equipment

      Property, plant and equipment are summarized as follows:

                                          December 31         June 30
                                          -----------         -------

          Land and land improvements      $ 1,595,821       $ 1,595,821
          Buildings                         9,243,047         9,095,944
          Machinery and equipment          47,017,742        39,213,503
          Construction in process             235,340           155,899
                                          -----------       -----------
                                          $58,091,950       $50,061,167
          Less accumulated depreciation
           and amortization                32,944,544        31,255,266
                                          -----------       -----------

                                          $25,147,406       $18,805,901
                                          ===========       ===========

NOTE 5: Accrued Expenses

      Accrued expenses consist of the following:

                                          December 31         June 30
                                          -----------         -------

          Compensation                     $1,072,795       $  989,499
          Commissions                         645,555          790,609
          Restructuring                            --          307,843
          Accrued pension cost                240,709          401,032
          Income taxes                        444,387          938,984
          Other                             1,090,903          477,275
                                           ----------       ----------

                                           $3,494,349       $3,905,242
                                           ==========       ==========

NOTE 6: Other Liabilities

      Other liabilities consist of the following:

                                           December 31         June 30
                                           -----------         -------

          Deferred compensation              $541,142          $551,380
          Other                                87,800                --
                                             --------          --------
                                              628,942           551,380
          Less current portion                 65,000            65,000
                                             --------          --------
                                             $563,942          $486,380
                                             ========          ========

NOTE 7: Long-Term Debt

      Long-term debt is summarized as follows:

                                            December 31        June 30
                                            -----------        -------
          Capitalized lease obligations      $391,468           $  --
          Other                                38,671              --
                                             --------           -----
                                              430,139              --
          Less current installments           238,423              --
                                             --------           -----
                                             $191,716           $  --
                                             ========           =====

NOTE 8: Net Income Per Share

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

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                     Three Months Ended         Six Months Ended
                                                        December 31                December 31
                                                     ------------------         ----------------
Numerator:                                           2001         2000          2001          2000
                                                     ----         ----          ----          ----
Earnings available to
         common stockholders                     $ 3,055,601   $ 4,294,505   $ 4,430,085   $ 8,275,591
                                                 ===========   ===========   ===========   ===========
Denominator:

Denominator for basic earnings per share:
         Weighted average shares outstanding      22,336,004    22,085,318    22,293,076    22,008,146
                                                 ===========   ===========   ===========   ===========
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding      22,336,004    22,085,318    22,293,076    22,008,146
         Common stock options
           and restricted stock                      828,623     1,572,281       855,835     1,633,993
                                                 -----------   -----------   -----------   -----------
Weighted average shares and conversions           23,164,627    23,657,599    23,148,911    23,642,139
                                                 ===========   ===========   ===========   ===========

NOTE 9: Segment Information

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

The wireless segment designs, manufactures and markets commercial products used mainly by the wireless communications market. The space and defense segment of the business designs, manufactures and markets specialized products for the radar and satellite communications markets. The revenue disclosures for the Company's reportable segments depict products that are similar in nature.

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                  Space &      Corporate and
                                                Wireless          Defense       Unallocated     Consolidated
                                                --------          -------      -------------    ------------
Net sales:
     Three months ended:
       December 31, 2001                     $  10,612,648        6,632,331              --     $ 17,244,979
       December 31, 2000                     $  19,768,681        5,419,580              --     $ 25,188,261
     Six months ended
       December 31, 2001                     $  19,155,624       13,090,546              --     $ 32,246,170
       December 31, 2000                     $  36,564,405       10,847,830              --     $ 47,412,235

Operating income (loss):
     Three months ended:
       December 31, 2001                        (3,399,840)       1,631,832              --       (1,768,008)
       December 31, 2000                         3,909,200          926,876              --        4,836,076
     Six months ended:
       December 31, 2001                        (4,176,916)       3,109,569              --       (1,067,347)
       December 31, 2000                         6,945,494        2,166,767              --        9,112,261

Goodwill and intangible assets:
     December 31, 2001                          33,418,593               --              --       33,418,593
     June 30, 2001                              23,858,758               --              --       23,858,758

Identifiable assets:*
     Six months ended:
       December 31, 2001                        18,524,895       13,205,162     155,776,298      187,506,355
       June 30, 2001                            17,510,855       12,453,474     155,232,389      185,196,718

Depreciation:**
     Three months ended:
       December 31, 2001                           694,881          284,684              --          979,565
       December 31, 2000                           412,463          256,788              --          669,251
     Six months ended:
       December 31, 2001                         1,181,343          624,911              --        1,806,254
       December 31, 2000                           774,194          462,994              --        1,237,188

Goodwill and intangibles amortization:***
     Three months ended:
       December 31, 2001                           124,884               --              --          124,884
       December 31, 2000                           429,427               --              --          429,427
     Six months ended:
       December 31, 2001                           178,491               --              --          178,491
       December 30, 2000                           764,967               --              --          764,967

* Segment assets primarily include receivables, inventories, and property, plant and equipment related to business acquisitions. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable debt securities, other receivables, prepaid expenses, deferred income taxes and property, plant and equipment not specific to business acquisitions.

** Depreciation expense related to acquisition-specific property, plant and equipment is included in the segment classification of the acquired business. Depreciation expense related to nonbusiness combination assets is allocated departmentally based on an estimate of capital equipment employed by each department. Depreciation expense is then further allocated within the department as it relates to the specific business segment impacted by the consumption of the capital resources utilized. Due to the similarity of the property, plant and equipment utilized, the Company does not specifically identify these assets by individual business segment for internal reporting purposes.

*** Amortization of goodwill and identifiable intangible assets arising from business combinations, and patent amortization, is allocated to the segments based on the segment classification of the acquired or applicable operation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis set forth below reviews the Company's operating results for the six month period ended December 31, 2001 and its financial condition at December 31, 2001. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of December 31, 2001 and June 30, 2001, and the consolidated results of operations and cash flows of the Company for the six months ended December 31, 2001 and 2000.

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

The Company generally recognizes sales at the time products are shipped to customers, provided that persuasive evidence of an arrangement exists, the sales price is fixed or easily determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. Title and the risks and rewards of ownership of products are transferred at the time of shipment. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. A small percentage of sales are derived from long-term fixed-price contracts for the sale of large space and defense electronics products. Sales and estimated profits under long-term contracts are recognized using the percentage of completion method of accounting on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.

Effective July 1, 2001, the Company adopted Financial Accounting Standard Board
(FASB) Statement No. 141 - Business Combinations and Statement No. 142 - Goodwill and Other Intangibles. As a result of the adoption of these new standards and in conjunction with the completion of goodwill impairment reviews by an outside appraisal firm, the Company ceased amortization of the goodwill recorded as part of its previous acquisition transactions. If the Company had discontinued amortization of goodwill at the beginning of the first quarter of the prior fiscal year (2001), net earnings and basic and diluted earnings per share would have been increased by $411,459, or $0.02 per share and $729,032, or $0.03 per share for the three and six months ended December 31, 2000, respectively.

On August 31, 2001, the Company acquired all of the outstanding capital stock of Amitron. Amitron is based in North Andover, Massachusetts and is primarily engaged in the design and manufacture of ceramic components and circuits for the medical, telecommunications and defense electronics market. The aggregate purchase consideration was $11,693,256, consisting of cash of $9,919,664 (including cash direct acquisition costs), non-cash direct acquisition costs in the form of stock options for services of $18,183 and 95,704 shares of the Company's common stock with an aggregate value of $1,755,409. The acquisition was accounted for under the purchase method of accounting for business combinations.

Effective October 1, 2001 the Company acquired all of the outstanding capital stock of 5M, a manufacturer of microwave circuits based in Almelo, Netherlands. 5M's manufacturing technology, which is similar to the Company's multi-layer stripline technology, uses a unique metal backing technology, which offers both cost and performance advantages for high power applications. The aggregate purchase consideration for this transaction was $4,088,547, consisting of cash of $3,869,823 (including direct acquisition costs), and Company stock options with an aggregate fair value of $218,724. The acquisition was accounted for under the purchase method of accounting for business combinations.

5M has recently completed the reconstruction of its factory due to a fire in July 2001 which destroyed this facility. As of January 2002, 5M had repopulated the rebuilt facility and was testing various processes to re-enter production. As a result of the fire, 5M received an insurance settlement through its property and business interruption insurance policies of approximately $16.0 million in December 2001 to offset expenses incurred in out-sourcing production, cleaning the facility and equipment and repairing equipment damaged but not destroyed in the fire and to recognize the replacement cost to be received for inventory and equipment destroyed by the fire.

As a result of the fire and the subsequent insurance claim, the value of the 5M assets at the time of purchase was significantly higher than the consideration paid by Anaren. This situation resulted in significant negative goodwill being generated by the transaction, which, under current accounting convention, was first offset by writing down the acquired long-lived assets to zero and then by recognizing an "extraordinary gain" of $3,407,000, or $0.15 per share, in both the second quarter and six months ended December 31, 2001.

Net sales for the second quarter ended December 31, 2001 were $17,245,000, down 32% from net sales of $25,188,000 for the same period in fiscal 2001. Net sales for the quarter included $777,000 from 5M which Anaren acquired effective October 1, 2001. The Company recorded a loss before extraordinary item of ($352,000), or ($0.02) per diluted share, for the second quarter of fiscal 2002, including a loss before extraordinary item at 5M of ($1,557,000), or ($0.07) per share. The extraordinary gain for the quarter was $3,407,000, or $0.15 per diluted share, resulting in net income of $3,056,000, or $0.13 per diluted share, compared to net income of $4,295,000, or $0.18 per diluted share, for the second quarter in fiscal 2001.

Excluding 5M results, Anaren's results for the second quarter included net sales of $16,468,000, and net income $1,205,000, or $0.05 per diluted share.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                 Three Months Ended               Six Months Ended
                                          Dec. 31, 2001     Dec. 31, 2000   Dec. 31, 2001  Dec. 31, 2000
                                          -------------     -------------   -------------  -------------

Net Sales                                     100.0%            100.0%          100.0%         100.0%

Cost of sales                                  74.1%             60.0%           70.2%          60.1%
                                              -----             -----           -----          -----
Gross profit                                   25.9%             40.0%           29.8%          39.9%
                                              -----             -----           -----          -----
Operating expenses:
   Marketing                                   10.7%              6.9%           10.5%           7.0%
   Research and development                     9.2%              5.3%            8.5%           5.2%
   General and administrative                  12.1%              8.6%           11.9%           8.5%
   Fire related                                 4.2%              0.0%            2.2%           0.0%
                                              -----             -----           -----          -----
     Total operating expenses                  36.2%             20.8%           33.1%          20.7%
                                              -----             -----           -----          -----

Operating income (loss)                       (10.3%)            19.2%           (3.3%)         19.2%
                                              -----             -----           -----          -----

Other income (expense):

   Other, primarily interest income             5.9%              7.2%            7.1%           7.7%
   Interest expense                            (0.4%)            (0.2%)          (0.3%)         (0.2%)
                                              -----             -----           -----          -----
     Total other income (expense), net          5.5%              7.0%            6.8%           7.5%
                                              -----             -----           -----          -----

Income (loss) before income taxes
  and extraordinary item                       (4.8%)            26.2%            3.5%          26.7%
Income taxes                                   (2.8%)             9.2%            0.3%           9.3%
                                              -----             -----           -----          -----
Income (loss) before extraordinary item        (2.0%)            17.0%            3.2%          17.4%

Extraordinary item - gain on acquisition       19.7%              0.0%           10.5%           0.0%
                                              -----             -----           -----          -----

   Net income                                  17.7%             17.0%           13.7%          17.4%
                                              =====             =====           =====          =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                     Three Months Ended            Six Months Ended
                          December 31                December 31
                          -----------                -----------
                       2001       2000             2001       2000
                       ----       ----             ----       ----
Wireless             $10,613    $19,769          $19,156    $36,564
Space and Defense      6,632      5,419           13,090     10,848
                     -------    -------          -------    -------
                     $17,245    $25,188          $32,246    $47,412
                     =======    =======          =======    =======


Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Net Sales. Net sales decreased $8.0 million, or 32%, to $17.2 million for the three months ended December 31, 2001, compared to $25.2 million for the second quarter of the previous year. This decrease was caused by a 46% drop in Wireless sales which was partially offset by a 22% rise in sales of Space and Defense products.

The decrease in sales of Wireless products, which consist of standard surface mount components and custom subassemblies for use in building wireless base station equipment, was caused by a rapid downturn in capital expenditures for wireless infrastructure equipment which began in the latter part of the third quarter of fiscal 2001. This downturn resulted in a number of reductions in customer demand forecasts and delivery pushouts beginning in March 2001 and continuing through the first quarter of fiscal 2002. This market downturn has affected all the Company's Wireless product lines and has most severely affected sales of Wireless standard components. The downturn in Wireless market sales was somewhat offset by the inclusion of $2.3 million in sales in the first quarter of fiscal 2002 for 5M and Amitron. Although delivery pushouts have stopped and the Company believes the sales decline has bottomed out, this worldwide Wireless market downturn is expected to continue through most of calendar 2002.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar countermeasures subsystems for the military. Sales in the Space and Defense group rose $1.2 million, or 22.0%, in the second quarter of fiscal 2002, compared to the same quarter in the prior fiscal year. This increase in shipments resulted from the initial production shipments for the Boeing Spaceway program. This satellite program, which entered full factory production in the fourth quarter of fiscal 2001, is expected to place Space and Defense shipments in the $6.0 - $7.0 million range, quarterly, for the remainder of fiscal 2002.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs and test costs. Gross profit for the second quarter of fiscal 2002 was $4.5 million (25.9% of net sales), down from $10.1 million (40.0% of net sales) for the second quarter of the prior year. The decrease in gross margin resulted from the significant decline in sales volume, which caused significant under absorption of the factory overhead compared to the previous year. Presently, the Company expects gross margins to remain at or below current levels in the second half of fiscal 2002 and not to improve absent a significant increase in sales volume, both domestically and at 5M in the Netherlands.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses.

Marketing expenses increased 6.8% to $1.8 million (10.7% of net sales) for the second quarter of fiscal 2002 from $1.7 million (6.9% of net sales) for the second quarter of fiscal 2001. Marketing expense increased due to the addition of new east and west coast marketing offices and marketing expenses associated with the Company's acquired businesses, Amitron and 5M.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses increased 18.5% to $1.6 million (9.2% of net sales) in the second quarter of fiscal 2002 from $1.3 million (5.3% of net sales) for the second quarter of fiscal 2001. Research and development expenditures are supporting further development of wireless infrastructure products and new broadband fixed wireless product opportunities. Despite the current wireless market downturn, the Company does not expect to reduce its current research and development efforts in the near term and is presently working on a number of new standard wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, goodwill and intangible amortization, travel related expenses and other corporate costs. General and administrative expenses decreased 3.6% to $2.1 million (12.1% of net sales) for the second quarter of fiscal 2002 from $2.2 million (8.6% of net sales) for the second quarter of fiscal 2001. General and administrative expenses have decreased primarily due to the adoption of FASB Statement No. 142 which eliminated the amortization of goodwill starting in the first quarter of fiscal 2002. The reduction in goodwill reduced general and administrative expenses by $411,000 in the current quarter compared to the second quarter last year. This reduction in goodwill amortization was partially offset by an increase in identifiable intangible amortization of $107,000 in the second quarter of fiscal 2002 associated with the Company's acquisition of Amitron. Additionally, general and administrative expense for the second quarter of fiscal 2002 includes three months of expense for Amitron and 5M, the Company's acquisitions in the current fiscal year.

Operating Income: Operating income decreased 137.0%, to a loss of $1.8 million (10.3% of net sales) for the second quarter of fiscal 2002, down $6.6 million from operating income of $4.8 million (19.2% of net sales) for the same period in fiscal 2001. On a reporting segment basis, the Wireless operating loss was $3.4 million for the second quarter of fiscal 2002, down 187.2% or $7.3 million from $3.9 million operating income in the second quarter of fiscal 2001. The principal reason for the decrease in Wireless operating income in the second quarter of fiscal 2002 compared to the same period in fiscal 2001 was the 46.6% decrease in Wireless sales year over year due to the large decrease in Wireless base station equipment demand worldwide which began in the third quarter of fiscal 2001 and continues at the present time. The large decrease in sales levels in the wireless segment resulted in significant under absorption of fixed overhead within the group during the current quarter. Additionally, operating income in the Wireless sector was further decreased by the $2.4 million operating loss at 5M in the second quarter of fiscal 2002 due to fire recovery costs and a lower level of sales due to the fire.

Space and defense operating income rose $705,000 or 76.0% for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. This increase resulted from a $1.2 million rise in space and defense revenues year over year, due to the Boeing Spaceway Program entering full production at the end of fiscal year 2001. The higher sales levels resulted in better absorption of fixed overhead in fiscal 2002 compared to the previous year.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 44.0% to $1.0 million (5.9% of net sales) for the quarter ended

December 31, 2001 from $1.8 million (7.2% of net sales) for the same quarter last year. This decrease was caused mainly by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Fund rates and the use of approximately $13.5 million in cash to complete the acquisitions of Amitron and 5M. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Interest Expense: Interest expense primarily represents loan interest, commitment fees and interest incurred on certain deferred obligations. Interest expense for the second quarter of fiscal 2002 was $69,000 (0.4% of net sales) compared to $42,000 (0.2% of net sales) for the second quarter of fiscal 2001. Additionally, the increase in interest expense resulted from the addition of both short and long-term debt outstanding at 5M.

Income Taxes: The tax benefit for the second quarter of fiscal 2002 was ($474,000) (2.8% of net sales), representing an effective tax benefit rate of 57.4%. This compared to $2.3 million (9.2% of net sales) for the second quarter of fiscal 2001, representing an effective tax rate of 35.0%.

The tax benefit arises from the loss at 5M in the Netherlands and is large enough to more than offset the U.S. domestic taxes, due to the large amount of tax exempt investment income that the Company is currently generating in the U.S.

Extraordinary gain: The extraordinary gain of $3.4 million (19.7% of net sales) resulted from the purchase of 5M. As a result of the fire and the subsequent insurance claim, the value of the 5M assets at the time of purchase was significantly higher than the consideration paid by Anaren. This situation resulted in significant negative goodwill being generated by the transaction, which, under current accounting convention, was first offset by writing down the acquired long-lived assets to zero and then by recognizing an "extraordinary gain" of $3,407,000, or $0.15 per share, in the second quarter ended December 31, 2001.

Six Months ended December 31, 2001 Compared to Six Months Ended December 31,
2000

Net Sales. Net sales decreased $15.2 million, or 32.0%, to $32.2 million for the six months ended December 31, 2001, compared to $47.4 million for the second quarter of the previous year. This decrease was caused by a 48.0% drop in Wireless sales which was partially offset by a 21.0% rise in sales of Space and Defense products.

The decrease in sales of Wireless products was caused by a rapid downturn in capital expenditures for wireless infrastructure equipment which began in the latter part of the third quarter of fiscal 2001. This downturn has resulted in an increasing number of reductions in customer demand forecast and delivery pushouts beginning in March 2001 and continuing through September 31, 2001. This market downturn has affected all the Company's Wireless product lines and has most severely affected sales of Wireless standard components. The downturn in Wireless market sales was somewhat offset by the inclusion of $2.8 million in sales in the first six months of fiscal 2002 for 5M and Amitron. Although delivery pushouts have stopped and the Company believes the sales decline has bottomed out, this worldwide Wireless market downturn is expected to continue through most of calendar 2002.

Sales in the Space and Defense group rose $2.2 million, or 21.0%, in the first six months of fiscal 2002, compared to the same period in the prior fiscal year. This increase in shipments resulted from the initial production shipments for the Boeing Spaceway program. This program, which entered full factory production at the end of fiscal 2001, is expected to place

Space and Defense shipments in the $6.0 - $7.0 million range, quarterly, for the remainder of fiscal 2002.

Gross Profit. Gross profit for the first six months of fiscal 2002 was $9.6 million (29.8% of net sales), down from $18.9 million (39.9% of net sales) for the first half of the prior year. The decrease in gross margin resulted from the significant decline in sales volume which caused significant under absorption of the factory overhead compared to the previous year. Additionally, margins were further hurt by the addition of 5M whose results consist mainly of costs incurred to repair its manufacturing facility which was destroyed by fire in July 2001. Presently, the Company expects gross margins to remain at or below current levels and not to improve in the second half of fiscal 2002 without a significant increase in sales volume, both domestically and at 5M in the Netherlands.

Marketing. Marketing expenses increased 1.9% to $3.4 million (10.5% of net sales) for the first six months of fiscal 2002 from $3.3 million (7.0% of net sales) for the first half of fiscal 2001. This small increase resulted from lower commission expense due to the decline in sales volume and the Company's cost containment efforts instituted in the fourth quarter of fiscal 2001 which more than offset increases in expense due to new marketing personnel, the issuance of a new catalog and remodeling of the Company website. Marketing expense is expected to increase over the remaining two quarters of fiscal 2002 due to the addition of new east and west coast marketing offices and marketing expenses associated with the Company's acquired businesses.

Research and Development. Research and development expenses increased 11.5% to $2.7 million (8.5% of net sales) in the first six months of fiscal 2002 from $2.5 million (5.2% of net sales) for the first half of fiscal 2001. Research and development expenditures are supporting further development of wireless infrastructure products and new broadband fixed wireless product opportunities with a renewed emphasis on developing new standard surface mount wireless products. Despite the current wireless market downturn, the Company does not expect to reduce its current research and development efforts in the near term.

General and Administrative. General and administrative expenses decreased 4.3% to $3.8 million (11.9% of net sales) for the first six months of fiscal 2002 from $4.0 million (8.5% of net sales) for the first half of fiscal 2001. General and administrative expenses have decreased primarily due to the adoption of FASB Statement No. 142 which eliminated the amortization of goodwill in the first quarter of fiscal 2002. The reduction in goodwill reduced general and administrative expenses by $729,000 in the first six months compared to the first half of last year. This reduction in goodwill amortization was partially offset by an increase in identifiable intangibles amortization of $143,000 in the first half of fiscal 2002 associated with the Company's acquisition of Amitron. Additionally, general and administrative expense for the first half of fiscal 2002 includes four months of expense for Amitron and three months of expense for 5M, the Company's acquisitions in the current fiscal year.

Operating Income: Operating income decreased 111.7% to a loss of $1.1 million, (3.3% of net sales) for the first six months of fiscal 2002, down $10.0 million from operating income of $9.1 million (19.2% of net sales) for the same period in fiscal 2001. On a reporting segment basis, the Wireless operating loss was $4.2 million for the first half of fiscal 2002, down 160.0% or $11.2 million from operating income of $7.0 million in the first half of fiscal 2001. The principal reason for the decrease in Wireless operating income in the first half of fiscal 2002 compared to the same period in fiscal 2001 was the 48% decrease in Wireless sales year over year due to the large decrease in wireless base station equipment demand worldwide which began in the third quarter of fiscal 2001 and continues at the present time. The large decrease in sales levels in the

Wireless segment resulted in significant under absorption of fixed overhead within the group during the current quarter. Additionally, operating income in the Wireless sector was further decreased by the $2.4 million operating loss at 5M in the second quarter due to fire recovery expenses and a lower level of sales due to the fire.

Space and Defense operating income rose $943,000 or 43.5% for the first half of fiscal 2002 compared to the first six months of fiscal 2001. This increase resulted from a $2.3 million rise in space and defense revenues year over year in the first six months, due to the Boeing Spaceway Program entering full production at the end of fiscal 2001. The higher sales levels resulted in better absorption of fixed overhead in fiscal 2002 compared to the previous year.

Other Income. Other income decreased 37.5% to $2.3 million (7.1% of net sales) for the six months ended December 31, 2001 from $3.7 million (7.7% of net sales) for the same period last year. This decrease was caused mainly by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Fund rates. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Interest Expense. Interest expense for the first six months of fiscal 2002 was $85,000 (0.3% of net sales) compared to $82,000 (0.2% of net sales) for the first six months of fiscal 2001. The decrease in interest expense resulted from the payoff of a deferred obligation in the third quarter of fiscal 2001.

Income Taxes. Income tax expense for the first half of fiscal 2002 was $117,000 (0.3% of net sales), representing an effective tax rate of 10.0%. This compared to $4.4 million (9.3% of net sales) for the first half of fiscal 2001, representing an effective tax rate of 35.0%. The Company's reduced effective tax rate is a direct result of the proportion of federally exempt state municipal bond income in relation to reduced levels of taxable income and a result of the current loss at 5M, which is generating a foreign tax benefit.

Extraordinary gain. The extraordinary gain of $3.4 million (10.5% of net sales) resulted from the purchase of 5M. As a result of the fire and the subsequent insurance settlement, the value of the 5M assets at the time of purchase was significantly higher than the consideration paid by Anaren. This situation resulted in significant negative goodwill being generated by the transaction, which, under current accounting convention, was first offset by writing down the acquired fixed assets to zero and then by recognizing an "extraordinary gain" of $3,407,000, or $0.15 per share, in the six months ended December 31, 2002.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended December 31, 2001 and the six months ended December 31, 2000 were $9.3 million and $9.6 million, respectively. The positive flow from operations in the first six months of both fiscal 2002 and 2001 was due primarily to the net income attained in both periods and, in fiscal 2002, to the large amount of cash received in the second quarter ($5.3 million) from the 5M insurance settlement.

Net cash used in investing activities consists of funds used to purchase capital equipment and cash used to purchase the capital stock of Amitron in August and 5M in October 2001. Capital equipment placed in service amounted to $6.3 million, including $4.7 million at 5M, in the six months ended December 31, 2001 compared to $5.5 million in the first six months of the previous fiscal year. The Company expended $9.9 million in cash to purchase all the capital stock of Amitron. Funds for this transaction were obtained through the proceeds of matured marketable debt securities in the amount of $9.6 million.

The Company expended $3.9 million in cash to purchase the capital stock of the 5M. Funds for this transaction came from the Company's operating cash account.

Significant cash used in investing activities in the first half of the prior year was $17.9 million used to purchase the assets of Ocean. Funds for this transaction were obtained through the proceeds of matured marketable debt securities in the amount of $18.5 million.

Net cash used by financing activities was $1.2 million for the first six months of fiscal 2002 and consisted of $1.5 million used to pay off loans of Amitron and 5M and $375,000 generated by the exercise of stock options. In the first half of the prior year funds generated by financing activities amounted to $1.8 million and consisted of $2.2 million generated through the exercise of stock options, and $408,000 used to pay off loans of Ocean which were assumed as part of the asset purchase.

During the remainder of fiscal 2002, the Company's main cash requirements will be for additions to capital equipment. Capital expenditures, in addition to the equipment replaced at 5M, have been budgeted at approximately $4.0 million for fiscal 2002 and consist mainly of upgrades and replacements of production equipment.

In addition to the Company's cash and marketable debt securities, the Company has a credit facility providing an unsecured $10 million working capital revolving line of credit bearing interest at the LIBOR interest rate plus one hundred twenty-five basis points and maturing December 31, 2006. The terms of the credit facility require maintenance of minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the loan agreement. The Company believes that it was in compliance with all restrictions and covenants at December 31, 2001. At December 31, 2001, zero was outstanding under the credit facility.

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

o     decreased capital expenditures by wireless service providers;

o loss of one or more of a limited number of original equipment manufacturers as customers;

o     unpredictable difficulties or delays in the development of new products;

o the unavailability of component parts and services from a limited number of suppliers;

o the risks associated with any technological shifts away from the Company's technologies and core competencies;

o additional cancellation of existing contracts or orders, or other declines in demand for the Company's products;

o     difficulties in successfully integrating the businesses of Amitron and 5M;

o     unexpected delay in the resumption of 5M's manufacturing capacity;

o     unanticipated difficulties in becoming requalified by 5M's customers;

o     inability to effectively manage possible future growth;

o     increased pricing pressure and increased competition;

o the failure of wireless customers' annual procurement forecasts to result in future sales;

o     unanticipated impairments of assets and investment values;

o     foreign currency fluctuations; and

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

As of December 31, 2001, the Company had cash, cash equivalents and marketable debt securities of $121.6 million, of which approximately $112.7 million consisted of highly liquid investments in marketable debt securities. These investments at the date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from December 31, 2001 rates, or 0.3%, would have reduced net income and cash flow by approximately $82,000, or $0.004 per share. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company does not currently own any material equity investments. Therefore, the Company does not currently have any direct equity price risk.

All of the Company's sales from its domestic U.S. subsidiaries to foreign customers are denominated in United States dollars and, accordingly are not exposed to foreign currency exchange risk. Sales of the Company's Netherlands subsidiary, 5M, are denominated in Euros to European customers and United States dollars to U.S. customers. Sales to U.S. customers by 5M denominated in United States dollars would be subject to currency exchange losses. At present, due to the fire at 5M, sales of that subsidiary to U.S. customers in U.S. dollars subject to possible currency losses are less than $100,000 per quarter and thus any possible losses due to currency fluctuations would not be material to the operating results of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

            The Company's annual shareholders' meeting was held on November 1, 2001, at which time the election of Directors was conducted. The following named individuals were nominated and re-elected as Directors.

                                              Votes                    Votes
                                               For                    Against
                                              -----                   -------
            Hugh A. Hair                    20,120,572                616,192
            Matthew Robison                 20,407,559                329,205
            Herbert I. Corkin               20,407,573                329,191
            Dale F. Eck                     20,373,088                363,676

            Messrs. Hair, Robison and Corkin were elected to terms expiring in 2004. Mr. Eck was elected to a term expiring in 2003. The terms of Directors Lawrence A. Sala, Carl W. Gerst, Jr. and Dr. David Wilemon continued after the meeting. Mr. Hair passed away on January 26, 2002.

Item 6.     Exhibits and Reports on Form 8-K

Item 6(a)   Exhibits

            Exhibit 10.1 Amendment to Revolving Credit Agreement.

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

                                          Anaren Microwave, Inc.
                                          --------------------------------------
                                          (Registrant)

Date: February 14, 2002                   S/Lawrence A. Sala
                                          --------------------------------------
                                          President & Chief Executive Officer

Date: February 14, 2002                   S/Joseph E. Porcello
                                          --------------------------------------
                                          Vice President of Finance and
                                            Treasurer