Form 10-Q
period 2002-03-31
ANAREN MICROWAVE INC
filed 2002-05-15
CIK 6314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               --------------------      -----------------------

                          Commission file number 0-6620

                             ANAREN MICROWAVE, INC.
             (Exact name of Registrant as specified in its Charter)

            New York                                     16-0928561
            --------                                     ----------
    (State of incorporation)                 (I.R.S Employer Identification No.)

    6635 Kirkville Road                                     13057
    East Syracuse, New York                                 -----
    -----------------------                               (Zip Code)
    (Address of principal
    executive offices)

Registrant's telephone number, including area code: 315-432-8909

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      The number of shares of Registrant's Common Stock outstanding on May 10, 2002 was 22,458,620.

                             ANAREN MICROWAVE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets as of                      3
           March 31, 2002 (unaudited) and June 30, 2001

           Consolidated Condensed Statements of Earnings                    4
           for the Three Months Ended March 31,
           2002 and 2001 (unaudited)

           Consolidated Condensed Statements of Earnings                    5
           for the Nine Months Ended March 31,
           2002 and 2001 (unaudited)

           Consolidated Condensed Statements of Cash Flows                  6
           for the Nine Months Ended March 31,
           2002 and 2001 (unaudited)

           Notes to Consolidated Condensed Financial                        7
           Statements (unaudited)

   Item 2. Management's Discussion and Analysis                            15
           of Financial Condition and Results of Operations

   Item 3. Quantitative and Qualitative Disclosures About Market Risk      24

PART II - OTHER INFORMATION

   Item 4. Exhibits and Reports on Form 8-K                                26

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                        March 31, 2002 and June 30, 2001

                                                       (Unaudited)
                   Assets                             March 31, 2002   June 30, 2001
                   ------                             --------------   -------------
Current assets:
    Cash and cash equivalents                         $  11,125,460    $  11,748,542
    Marketable securities (note 3)                      101,254,930      108,557,983
    Receivables, less allowance of $253,836
      and $195,000, respectively                         14,515,413       11,504,168
    Inventories (note 4)                                 19,978,486       18,566,977
    Interest and other receivables                        1,816,313        1,304,877
    Insurance recovery receivable (note 1)                   18,261               --
    Deferred income taxes                                 1,071,076          956,759
    Other current assets                                  1,112,390        1,762,203
                                                      -------------    -------------
         Total current assets                           150,892,329      154,401,509
                                                      -------------    -------------
Marketable debt securities                               13,006,999       11,725,960
Property, plant and equipment, net (note 5)              25,063,916       18,805,901
Deferred income taxes                                            --          263,348
Patents, net of accumulated amortization
  of $197,645 at March 31, 2002
  and $143,742 at June 30, 2001 (note 2)                    377,321          448,224
Goodwill (note 2)                                        30,715,861       23,410,534
Other intangible assets, net of accumulated
  amortization of $249,473 at
  March 31, 2002 (note 2)                                 2,200,527               --
                                                      -------------    -------------
                                                      $ 222,256,953    $ 209,055,476
                                                      =============    =============
      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
    Current installments of long-term debt
      (note 8)                                        $     224,481    $          --
    Accounts payable                                      5,127,016        2,985,793
    Accrued expenses (note 6)                             4,690,945        3,905,242
    Customer advance payments                               245,419          767,790
    Other current liabilities (note 7)                       65,000           65,000
                                                      -------------    -------------
         Total current liabilities                       10,352,861        7,723,825
Long term debt, less current installments
  (note 8)                                                  320,693               --
Deferred income taxes                                     1,952,904               --
Postretirement benefit obligation                         1,467,995        1,391,496
Other liabilities (note 7)                                  572,213          486,380
                                                      -------------    -------------
         Total liabilities                               14,666,666        9,601,701
                                                      -------------    -------------
Stockholders' equity:
    Common stock of $.01 par value
      Authorized 200,000,000 shares;
      issued 25,635,842 shares at
      March 31, 2002 and 25,496,238
      shares at June 30, 2001                               256,358          254,962
    Additional paid-in capital                          168,563,732      166,051,341
    Unearned compensation                                (1,245,847)      (1,723,377)
    Accumulated other comprehensive loss
      Foreign currency translation                         (333,539)              --
      Unrealized gain on securities held-
        for-sale                                             52,321               --
    Retained earnings                                    45,069,900       39,643,487
                                                      -------------    -------------
                                                        212,362,925      204,226,413
    Less cost of 3,177,822 treasury shares                4,772,638        4,772,638
                                                      -------------    -------------
         Total stockholders' equity                     207,590,287      199,453,775
                                                      -------------    -------------
                                                      $ 222,256,953    $ 209,055,476
                                                      =============    =============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                             March 31, 2002 and 2001
                                   (Unaudited)

                                                   Mar. 31, 2002   Mar. 31, 2001
                                                   -------------   -------------
Net sales                                          $ 19,821,239    $ 21,716,061

Cost of sales                                        13,450,520      14,042,456
                                                   ------------    ------------
     Gross profit                                     6,370,719       7,673,605
                                                   ------------    ------------
Operating expenses:
     Marketing                                        1,978,719       1,800,057
     Research and development                         1,776,950       1,193,816
     General and administrative                       2,064,534       2,292,661
                                                   ------------    ------------
           Total operating expenses                   5,820,203       5,286,534
                                                   ------------    ------------

Operating income                                        550,516       2,387,071
                                                   ------------    ------------

Other income, primarily interest                        735,623       1,847,513
Interest expense                                        (24,811)        (47,778)
                                                   ------------    ------------

Income before income taxes
 and extraordinary item                               1,261,328       4,186,806

Income tax expense                                      265,000       1,435,000
                                                   ------------    ------------

Income before extraordinary item                        996,328       2,751,806
                                                   ------------    ------------
Extraordinary item - gain on acquisition
  (note 1)                                                   --              --
                                                   ------------    ------------
Income                                             $    996,328    $  2,751,806
                                                   ============    ============

Basic earnings per share:
     Income before extraordinary item              $       0.04    $       0.12
     Extraordinary item - gain on acquisition              0.00            0.00
                                                   ------------    ------------
     Net income                                    $       0.04    $       0.12
                                                   ============    ============
Diluted earnings per share:
     Income before extraordinary item              $       0.04    $       0.12
     Extraordinary item - gain on acquisition              0.00            0.00
                                                   ------------    ------------
     Net income                                    $       0.04    $       0.12
                                                   ============    ============
Shares used in computing net earnings:
     Basic                                           22,349,444      22,299,876
                                                   ============    ============
     Diluted                                         23,095,668      23,500,682
                                                   ============    ============
Dividends per share                                $         --    $         --
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                Nine Months Ended
                             March 31, 2002 and 2001
                                   (Unaudited)

                                                   Mar. 31, 2002   Mar. 31, 2001
                                                   -------------   -------------
Net sales                                          $ 52,067,409    $ 69,128,296

Cost of sales                                        36,097,885      42,558,014
                                                   ------------    ------------
     Gross profit                                    15,969,524      26,570,282
                                                   ------------    ------------
Operating expenses:
     Marketing                                        5,346,950       5,106,071
     Research and development                         4,521,313       3,655,273
     General and administrative                       5,906,692       6,309,606
     Fire related (note 1)                              711,400              --
                                                   ------------    ------------
           Total operating expenses                  16,486,355      15,070,950
                                                   ------------    ------------

Operating income (loss)                                (516,831)     11,499,332
                                                   ------------    ------------
Other income, primarily interest                      3,027,950       5,516,430
Interest expense                                       (109,950)       (130,365)
                                                   ------------    ------------
Income before income taxes
  and extraordinary item                              2,401,169      16,885,397

Income tax expense                                      382,000       5,858,000
                                                   ------------    ------------

Income before extraordinary item                      2,019,169      11,027,397

Extraordinary item - gain on acquisition
  (note 1)                                            3,407,244              --
                                                   ------------    ------------
Net income                                         $  5,426,413    $ 11,027,397
                                                   ============    ============

Basic earnings per share:
     Income before extraordinary item              $       0.09    $       0.50
     Extraordinary item - gain on acquisition              0.15            0.00
                                                   ------------    ------------
     Net income                                    $       0.24    $       0.50
                                                   ============    ============

Diluted earnings per share:
     Income before extraordinary item              $       0.09    $       0.47
     Extraordinary item - gain on acquisition              0.15            0.00
                                                   ------------    ------------
     Net income                                    $       0.24    $       0.47
                                                   ============    ============
Shares used in computing net earnings:
     Basic                                           22,311,591      22,103,970
                                                   ============    ============
     Diluted                                         23,130,889      23,593,567
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Nine Months Ended
                             March 31, 2002 and 2001
                                   (Unaudited)

                                                       2002            2001
                                                   ------------    ------------
Cash flows from operating activities:
    Net income                                     $  5,426,413    $ 11,027,397
    Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                    2,743,649       1,981,411
     Amortization of intangibles                        303,375       1,194,940
     Deferred income taxes                           (1,037,153)        (13,083)
     Unearned compensation                              477,530         366,257
     Tax benefit from exercise of stock
       options                                          130,203       5,373,265
     Gain on acquisition (note 1)                    (3,407,244)             --
     Unrealized gain on securities
       held-for-resale                                   52,321              --
     Changes in operating assets and
       liabilities, net of acquisition:
       Receivables                                     (801,851)      1,495,666
       Inventories                                      300,111      (3,291,986)
       Insurance receivable                          10,730,852              --
       Interest and other receivables                  (123,433)        948,676
       Other current assets                             703,631        (387,153)
       Accounts payable                                 143,590        (930,578)
       Accrued expenses                              (1,300,759)        388,526
       Customer advance payments                       (522,371)       (565,842)
       Other liabilities                                 85,833        (112,076)
       Postretirement benefit obligation                 76,499             387
                                                   ------------    ------------
         Net cash provided by operating
           activities                                13,981,196      17,475,807
                                                   ------------    ------------
Cash flows from investing activities:
    Capital expenditures                             (7,179,434)     (7,235,362)
    Net sale of marketable debt securities            6,022,014      13,268,849
    Purchase of businesses, net of cash
      acquired                                      (12,073,362)    (17,883,710)
                                                   ------------    ------------
         Net cash used in investing activities      (13,230,782)    (11,850,223)
                                                   ------------    ------------
Cash flows from financing activities:
    Net payments on long term debt                   (1,431,226)       (407,864)
    Stock options exercised                             391,269       2,864,646
                                                   ------------    ------------
         Net cash provided by (used in)
           financing activities                      (1,039,957)      2,456,782
                                                   ------------    ------------
    Effect of exchange rates                           (333,539)             --
         Net increase (decrease) in cash
           and cash equivalents                        (623,082)      8,082,366
Cash and cash equivalents at beginning
  of period                                          11,748,542       6,179,202
                                                   ------------    ------------
Cash and cash equivalents at end of period         $ 11,125,460    $ 14,261,568
                                                   ============    ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash Paid During the Period For:
    Interest                                       $    109,950    $    130,365
                                                   ============    ============
    Income taxes, net of refunds                   $  1,057,200    $    500,000
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 2001, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as amended. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2002, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the nine months ended March 31, 2002 and 2001 are based on estimates of income and utilization of tax credits for the entire year.

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
                                                          -----------
                                                          $17,990,526
                                                          ===========

During the fourth quarter of fiscal 2001, Anaren consolidated the operations of Anaren Power Products into its Syracuse, New York facility.

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

The allocation of the purchase consideration to the assets acquired and liabilities assumed follows:

      Cash                                                   $     12,844
      Accounts receivable                                       1,309,618
      Other receivables                                             2,258
      Inventories                                               1,081,360
      Plant and equipment                                       1,822,230
      Other assets                                                 36,818
      Accounts payable                                           (228,751)
      Accrued expenses                                           (430,448)
      Loans payable                                              (716,154)
      Net deferred tax liability                                 (951,846)
      Intangible assets                                         2,450,000
      Goodwill                                                  7,305,327
                                                             ------------
                                                             $ 11,693,256
                                                             ============

On October 1, 2001, the Company, through its wholly owned subsidiary Anaren Microwave Europe B.V., acquired all of the outstanding stock of The 5M Company Europe B.V. (5M). 5M, based in Almelo, Netherlands is a manufacturer of microwave circuits. 5M's manufacturing technology is very similar to the Company's multi-layer stripline technology. In addition, 5M has a unique metal backing technology that offers performance and cost advantages for high power applications. The Company believes that this acquisition will enable it to reduce its manufacturing costs in Europe, increase its dollar content in high power applications and provide customers with a higher level of vendor security with a second manufacturing facility. 5M has recently completed the rebuilding of its factory due to a fire that occurred in July 2001. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of 5M have been included in the Company's consolidated financial statements since the date of acquisition.

The purchase consideration for 5M was $3,869,823 in cash, including direct acquisition costs, and Company stock options with an aggregate fair value of $218,724. The fair values of 5M's assets acquired and liabilities assumed exceeded the purchase consideration and the negative goodwill served to reduce the fair value of purchased equipment to zero with the remaining excess recognized as an extraordinary gain.

The preliminary allocation of the purchase consideration to the assets acquired, liabilities assumed, and extraordinary gain follows:

      Cash                                                   $  1,703,281
      Accounts receivable                                         899,776
      Insurance receivable                                     10,749,113
      Other receivables                                           385,745
      Inventories                                                 630,260
      Accounts payable                                         (1,768,882)
      Accrued expenses                                         (1,656,014)
      Notes payable                                              (856,978)
      Long term debt                                             (403,268)
      Net deferred tax liability                               (2,187,242)
      Extraordinary gain                                       (3,407,244)
                                                             ------------
                                                             $  4,088,547
                                                             ============

The 5M fire loss in July 2001 was subject to property, casualty and business interruption insurance. As of December 31, 2001, the Company settled the insurance claim and an insurance receivable aggregating $10,749,113 is reflected in the allocation of the 5M purchase price as of October 1, 2001. During the six months ended March 31, 2002, 5M recognized incremental outsourcing costs aggregating $555,120 in cost of sales, and fire related cleaning and remediation expenses of $711,400 in operating expenses.

The following unaudited pro forma financial information presents the combined results of operations of the Company, Ocean, Amitron and 5M as if the acquisitions had taken place as of July 1, 2000. The pro forma information includes certain adjustments, including insurance recovery accounting, the amortization of goodwill and intangibles, reduction of interest income, and certain other adjustments, together with the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Ocean, Amitron and 5M constituted a single entity during such periods.

                           Three Months Ended          Nine Months Ended
                       -------------------------   -------------------------
                         March 31      March 31     March 31       March 31
                           2002          2001         2002          2001
                       -----------   -----------   -----------   -----------
Net sales              $19,821,239   $27,485,113   $54,399,721   $86,366,394
Insurance recoveries            --            --    15,999,972            --
Net income                 996,328     2,924,578    10,867,613    11,020,935

Earnings per share:
  Basic                $      0.04   $      0.13   $      0.49   $      0.50
  Diluted              $      0.04   $      0.13   $      0.47   $      0.47

For purposes of the pro forma financial information, the July 2001 5M fire loss insurance recoveries have been reflected in operations versus the recognition as a pre-acquisition contingency in the purchase price allocation as previously discussed. The pro forma information reflects insurance recoveries of $0 and $15,999,972 for the three and nine months ended March 31, 2002, respectively.

The pro forma information reflects no goodwill amortization for the three and nine months ended March 31, 2002 due to the adoption of FASB 142, "Goodwill and Intangible Assets", by the Company. The pro forma information does reflect goodwill amortization aggregating $412,005 and $1,237,240 for the three and nine months ended March 31, 2001, respectively, related to acquisitions which occurred prior to the adoption of FASB 142.

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

INTANGIBLE ASSETS:

Intangible assets as of March 31, 2002 are as follows:

                                             Gross Carrying       Accumulated
                                                 Amount          Amortization
                                             --------------      ------------
Patent                                         $  574,966         $  197,645
Customer Base                                   1,350,000            131,250
Trade Name                                        320,000             62,223
Non-Competition Agreements                        180,000             21,000
Favorable Lease                                   600,000             35,000
                                               ----------         ----------
     Total                                     $3,024,966         $  447,118
                                               ==========         ==========

Intangible asset amortization expense for the nine month period ended March 31, 2002 and 2001 aggregated $303,375 and $53,902, respectively. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending June 30,
      2002                                                $428,261
      2003                                                $499,539
      2004                                                $499,539
      2005                                                $410,645
      2006                                                $392,871

GOODWILL:

The changes in the carrying amount of goodwill for the nine month periods ended March 31 are as follows:

                                                    Fiscal            Fiscal
                                                     2002              2001
                                                 ------------      ------------
Balance as of June 30, 2001                      $ 23,410,534      $  7,647,108
  and 2000, respectively

Goodwill acquired                                   7,305,327        16,898,418

Goodwill amortization                                      --        (1,141,037)
                                                 ------------      ------------
Balance as of March 31, 2002
and 2001, respectively                           $ 30,715,861      $ 23,404,489
                                                 ============      ============

In connection with the adoption of FASB 142, the Company completed the transitional impairment assessment within six months from the date of adoption as allowed by the standard. As a result of the impairment assessment, no goodwill impairment was found and no current asset write down is required.

The impact that the adoption of FASB No. 142 had on net income and earnings per share for the periods presented is as follows:

                                         Three Months Ended          Nine Months Ended
                                              March 31                   March 31
                                       ----------------------    -------------------------
                                         2002         2001          2002          2001
                                       --------    ----------    ----------    -----------
Reported net income for the period     $996,328    $2,751,806    $5,426,413    $11,027,397
Add back:  Goodwill amortization             --       412,005            --      1,141,037
                                       --------    ----------    ----------    -----------
Adjusted net income for the period     $996,328    $3,163,811    $5,426,413    $12,168,434
                                       ========    ==========    ==========    ===========

Basic earnings per share:
    Reported net income                $   0.04    $     0.12    $     0.24    $      0.50
    Goodwill amortization                    --          0.02            --           0.05
                                       --------    ----------    ----------    -----------
    Adjusted net income                $   0.04    $     0.14    $     0.24    $      0.55
                                       ========    ==========    ==========    ===========

Diluted earnings per share:
    Reported net income                $   0.04    $     0.12    $     0.24    $      0.47
    Goodwill amortization                    --          0.02            --           0.05
                                       --------    ----------    ----------    -----------
    Adjusted net income                $   0.04    $     0.14    $     0.24    $      0.52
                                       ========    ==========    ==========    ===========

NOTE 3: Marketable Securities

Marketable securities are summarized as follows:

                                                   March 31           June 30
                                                 ------------       ------------
Marketable debt securities
  - held-to-maturity                             $113,128,929       $120,283,943
Marketable equity securities
  - available for sale                              1,133,000                 --
                                                 ------------       ------------
Total                                             114,261,929        120,283,943
Current portion                                   101,254,930        108,557,983
                                                 ------------       ------------
Long term                                        $ 13,006,999       $ 11,725,960
                                                 ============       ============

NOTE 4: Inventories

        Inventories are summarized as follows:

                                                   March 31      June 30
                                                 -----------   -----------
          Component parts                        $11,103,129   $ 9,995,712
          Work in process                          4,953,734     4,497,996
          Finished goods                           3,921,623     4,073,269
                                                 -----------   -----------
                                                 $19,978,486   $18,566,977
                                                 ===========   ===========

NOTE 5: Property, Plant and Equipment

        Property, plant and equipment are summarized as follows:

                                                   March 31      June 30
                                                 -----------   -----------
          Land and land improvements             $ 1,595,821   $ 1,595,821
          Buildings                                9,286,675     9,095,944
          Machinery and equipment                 47,827,332    39,213,503
          Construction in process                    236,027       155,899
                                                 -----------   -----------
                                                 $58,945,855   $50,061,167
          Less accumulated depreciation
           and amortization                       33,881,939    31,255,266
                                                 -----------   -----------

                                                 $25,063,916   $18,805,901
                                                 ===========   ===========

NOTE 6: Accrued Expenses

        Accrued expenses consist of the following:

                                                   March 31      June 30
                                                 -----------   -----------
          Compensation                           $ 1,284,285   $   989,499
          Commissions                                718,346       790,609
          Restructuring                                   --       307,843
          Accrued pension cost                       300,709       401,032
          Income taxes                             1,074,395       938,984
          Other                                    1,313,210       477,275
                                                 -----------   -----------

                                                 $ 4,690,945   $ 3,905,242
                                                 ===========   ===========

NOTE 7: Other Liabilities

        Other liabilities consist of the following:

                                                   March 31      June 30
                                                 -----------   -----------
          Deferred compensation                  $   532,951   $   551,380
          Other                                      104,262            --
                                                 -----------   -----------
                                                     637,213       551,380
          Less current portion                        65,000        65,000
                                                 -----------   -----------
                                                 $   572,213   $   486,380
                                                 ===========   ===========

NOTE 8: Long-Term Debt

        Long-term debt is summarized as follows:

                                                   March 31      June 30
                                                 -----------   -----------
          Capitalized lease obligations          $   350,515   $        --
          Other                                      194,659            --
                                                 -----------   -----------
                                                     545,174            --
          Less current installments                  224,481            --
                                                 -----------   -----------
                                                 $   320,693   $        --
                                                 ===========   ===========

NOTE 9: Net Income Per Share

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

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                Three Months Ended          Nine Months Ended
                                                     March  31                 March  31
                                            -------------------------   -------------------------
Numerator:                                      2002          2001         2002          2001
                                            -----------   -----------   -----------   -----------
Earnings available to
  common stockholders                       $   996,328   $ 2,751,806   $ 5,426,413   $11,027,397
                                            ===========   ===========   ===========   ===========
Denominator:

Denominator for basic earnings per share:
    Weighted average shares outstanding      22,349,444    22,299,876    22,311,591    22,103,970
                                            ===========   ===========   ===========   ===========
Denominator for diluted earnings
  per share:
    Weighted average shares outstanding      22,349,444    22,299,876    22,311,591    22,103,970
    Common stock options
      and restricted stock                      746,224     1,200,806       819,298     1,489,597
                                            -----------   -----------   -----------   -----------
Weighted average shares and conversions      23,095,668    23,500,682    23,130,889    23,593,567
                                            ===========   ===========   ===========   ===========

NOTE 10: Segment Information

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                     Space &     Corporate and
                                   Wireless          Defense       Unallocated    Consolidated
                                   --------          -------       -----------    ------------
Net sales:
  Three months ended:
    March 31, 2002                $13,350,657        6,470,582              --    $ 19,821,239
    March 31, 2001                $16,071,247        5,644,814              --    $ 21,716,061
  Nine months ended
    March 31, 2002                $32,506,281       19,561,128              --    $ 52,067,409
    March 31, 2001                $52,635,652       16,492,644              --    $ 69,128,296

Operating income (loss):
  Three months ended:
    March 31, 2002                 (1,498,856)       2,049,372              --         550,516
    March 31, 2001                  1,714,494          672,577              --       2,387,071
  Nine months ended:
    March 31, 2002                 (5,673,872)       5,157,041              --        (516,831)
    March 31, 2001                  8,659,988        2,839,344              --      11,499,332

Goodwill and intangible assets:
  March 31, 2002                   33,293,709               --              --      33,293,709
  June 30, 2001                    23,858,758               --              --      23,858,758

Identifiable assets:*
  March 31, 2002                   21,230,462       13,263,437     154,469,345     188,963,244
  June 30, 2001                    17,510,855       12,453,474     155,232,389     185,196,718

Depreciation:**
  Three months ended:
    March 31, 2002                    646,813          290,582              --         937,395
    March 31, 2001                    434,330          309,891              --         744,221
  Nine months ended:
    March 31, 2002                  1,828,156          915,493              --       2,743,649
    March 31, 2001                  1,208,526          772,885              --       1,981,411

Goodwill and intangibles
 amortization: ***
  Three months ended:
    March 31, 2002                    124,884               --              --         124,884
    March 31, 2001                    429,973               --              --         429,973

  Nine months ended:
    March 31, 2002                    303,375               --              --         303,375
    March 30, 2001                  1,194,940               --              --       1,194,940

* Segment assets primarily include receivables, inventories, and property, plant and equipment related to business acquisitions. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable securities, other receivables, prepaid expenses, deferred income taxes, and property, plant and equipment not specific to business acquisitions.

** Depreciation expense related to acquisition - specific property, plant and equipment is included in the segment classification of the acquired business. Depreciation expense related to non business combination assets is allocated departmentally based on an estimate of capital equipment employed by each department. Depreciation expense is then further allocated within the department as it relates to the specific business segment impacted by the consumption of the capital resources utilized. Due to the similarity of the property, plant and equipment utilized, the Company does not specifically identify these assets by individual business segment for internal reporting purposes.

*** Amortization of goodwill and identifiable intangible assets arising from business combinations, and patent amortization, is allocated to the segments based on the segment classification of the acquired or applicable operation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis set forth below reviews the Company's operating results for the nine month period ended March 31, 2002 and its financial condition at March 31, 2002. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of March 31, 2002 and June 30, 2001, and the consolidated results of operations and cash flows of the Company for the nine months ended March 31, 2002 and 2001.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Powerwave, Nokia, Motorola, Lucent Technologies, and Nortel Networks and to satellite communications and defense electronics companies such as Boeing Satellite, Lockheed Martin I.T.T., Raytheon and Northrup Grumman.

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

The Company generally recognizes sales at the time products are shipped to customers, provided that persuasive evidence of an arrangement exists, the sales price is fixed or easily determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. Title and the risks and rewards of ownership of products are generally transferred at the time of shipment. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. A small percentage of sales are derived from long-term fixed-price contracts for the sale of large space and defense electronics products. Sales and estimated profits under long-term contracts are recognized using the percentage of completion method of accounting on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.

Effective July 1, 2001, the Company adopted Financial Accounting Standard Board
(FASB) Statement No. 141 - Business Combinations and Statement No. 142 - Goodwill and Other Intangibles. As a result of the adoption of these new standards and in conjunction with the completion of goodwill impairment reviews by an outside appraisal firm, the Company ceased amortization of the goodwill recorded as part of its previous acquisition transactions. If the Company had discontinued amortization of goodwill at the beginning of the first quarter of the prior fiscal year (2001), net earnings and basic and diluted earnings per share would have been increased by $412,005, or $0.02 per share and $1,141,037, or $0.05 per share for the three and nine months ended March 31, 2001, respectively.

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

In January 2002, 5M completed the reconstruction of its factory due to a fire in July 2001, which partially destroyed this facility. As of April 2002, 5M's facility is fully operational and 5M is actively engaged in rebuilding its customer base. As a result of the fire, 5M received an insurance settlement through its property and business interruption insurance policies of approximately $16.0 million in December 2001 to offset expenses incurred in out-sourcing production, cleaning the facility and equipment and repairing equipment damaged but not destroyed in the fire and to recognize the replacement cost to be received for inventory and equipment destroyed by the fire.

As a result of the fire and the subsequent insurance claim, the value of 5M's assets at the time of purchase was significantly higher than the consideration paid by Anaren. This situation resulted in significant negative goodwill being generated by the transaction, which, under current accounting convention, was first offset by writing down the acquired long-lived assets to zero and then by recognizing an "extraordinary gain" of $3,407,000, or $0.15 per share, in the second quarter ended December 31, 2001.

Net sales for the third quarter ended March 31, 2002 were $19,821,000, down 9.0% from net sales of $21,716,000 for the same period in fiscal 2001. Net sales for the quarter included $881,000 and $1,685,000 from 5M and Amitron, respectively, which Anaren acquired during the first half of fiscal 2002. The Company recorded net income of $996,000, or $0.04 per diluted share, for the third quarter of fiscal 2002, compared to net income of $2,752,000, or $0.12 per diluted share, for the third quarter in fiscal 2001.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                  Three Months Ended               Nine Months Ended
                                             -----------------------------   -----------------------------
                                             Mar. 31, 2002   Mar. 31, 2001   Mar. 31, 2002   Mar. 31, 2001
                                             -------------   -------------   -------------   -------------
Net Sales                                        100.0%          100.0%          100.0%          100.0%

Cost of sales                                     67.9%           64.7%           69.3%           61.6%
                                                 -----           -----           -----           -----
Gross profit                                      32.1%           35.3%           30.7%           38.4%
                                                 -----           -----           -----           -----
Operating expenses:
   Marketing                                      10.0%            8.3%           10.3%            7.4%
   Research and development                        8.9%            5.5%            8.7%            5.3%
   General and administrative                     10.4%           10.5%           11.3%            9.1%
   Fire related                                    0.0%            0.0%            1.4%            0.0%
                                                 -----           -----           -----           -----
     Total operating expenses                     29.3%           24.3%           31.7%           21.8%
                                                 -----           -----           -----           -----
Operating income (loss)                            2.8%           11.0%           (1.0%)          16.6%
                                                 -----           -----           -----           -----
Other income (expense):
   Other, primarily interest income                3.7%            8.5%            5.8%            8.0%
   Interest expense                               (0.1%)          (0.2%)          (0.2%)          (0.2%)
                                                 -----           -----           -----           -----
     Total other income (expense), net             3.6%            8.3%            5.6%            7.8%
                                                 -----           -----           -----           -----
Income (loss) before income taxes
  and extraordinary item                           6.4%           19.3%            4.6%           24.4%
Income taxes                                       1.4%            6.6%            0.7%            8.5%
                                                 -----           -----           -----           -----
Income (loss) before extraordinary item            5.0%           12.7%            3.9%           15.9%

Extraordinary item - gain on acquisition           0.0%            0.0%            6.5%            0.0%
                                                 -----           -----           -----           -----
   Net income                                      5.0%           12.7%           10.4%           15.9%
                                                 =====           =====           =====           =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                   Three Months Ended        Nine Months Ended
                                        March 31                 March 31
                                  --------------------      --------------------
                                   2002          2001         2002        2001
                                  -------      -------      -------      -------
Wireless                          $13,350      $16,071      $32,506      $52,636
Space and Defense                   6,471        5,645       19,561       16,492
                                  -------      -------      -------      -------
                                  $19,821      $21,716      $52,067      $69,128
                                  =======      =======      =======      =======

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales. Net sales decreased $1.9 million, or 9.0%, to $19.8 million for the three months ended March 31, 2002 compared to $21.7 million for the third quarter of the previous year. This decrease was caused by a 17.0% drop in Wireless sales, which was partially offset by a 15.0% rise in sales of Space and Defense products.

The decrease in sales of Wireless products, which consist of standard surface mount components and custom subassemblies for use in building wireless base station equipment, was caused by a rapid downturn in capital expenditures for wireless infrastructure equipment which began in the latter part of the third quarter of fiscal 2001. This downturn resulted in a number of reductions in customer demand forecasts and delivery push outs beginning in March 2001 and continuing through the third quarter of fiscal 2002. This market downturn has affected all of the Company's Wireless product lines and has most severely affected sales of Wireless standard components. The downturn in Wireless market sales was somewhat offset by the inclusion of $2.6 million in sales in the third quarter of fiscal 2002 from 5M and Amitron. Although delivery push outs have stopped and the Company saw a $2.7 million, increase in Wireless sales from quarter two to quarter three, this worldwide Wireless market downturn is expected to continue through calendar 2002.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar countermeasures subsystems for the military. Sales in the Space and Defense group rose $826,000, or 15.0%, in the third quarter of fiscal 2002, compared to the same quarter in the prior fiscal year. This increase in shipments resulted from factory production shipments for the Boeing Spaceway program. This satellite program, which entered full factory production in the fourth quarter of fiscal 2001, is expected to place Space and Defense shipments in the $6.0 - $7.0 million range, quarterly, through the remainder of calendar 2002.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs and test costs. Gross profit for the third quarter of fiscal 2002 was $6.4 million (32.1% of net sales), down from $7.7 million (35.3% of net sales) for the third quarter of the prior year. The decrease in gross margin resulted from the decline in sales volume, which caused under absorption of factory overhead compared to the previous year. Presently, the Company expects gross margins to remain at or below current levels in the last quarter of fiscal 2002 and not to improve significantly without an increase in sales volume, both domestically and at 5M in the Netherlands.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses.

Marketing expenses increased 9.9% to $2.0 million (10.0% of net sales) for the third quarter of fiscal 2002 from $1.8 million (8.3% of net sales) for the third quarter of fiscal 2001. Marketing expense increased due to the addition of new east and west coast marketing offices and the marketing expenses associated with the Company's acquired businesses, Amitron and 5M.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses increased 48.8% to $1.8 million (8.9% of net sales) in the third quarter of fiscal 2002 from $1.2 million (5.5% of net sales) for the third quarter of fiscal 2001. Research and development expenditures are supporting further development of wireless infrastructure products and new broadband fixed wireless product opportunities. Despite the current Wireless Market downturn, the Company does not expect to reduce its current research and development efforts in the near term and is presently working on a number of new standard wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, goodwill (in fiscal 2001) and intangible amortization, travel related expenses and other corporate costs. General and administrative expenses decreased 10.0% to $2.1 million (10.4% of net sales) for the third quarter of fiscal 2002 from $2.3 million (10.5% of net sales) for the third quarter of fiscal 2001. General and administrative expenses have decreased primarily due to the adoption of FASB Statement No. 142 which eliminated the amortization of goodwill starting in the first quarter of fiscal 2002. The reduction in goodwill reduced general and administrative expenses by $412,000 in the current quarter compared to the third quarter last year. This reduction in goodwill amortization was partially offset by an increase in identifiable intangible amortization of $107,000 in the third quarter of fiscal 2002 associated with the Company's acquisition of Amitron. Additionally, general and administrative expense for the third quarter of fiscal 2002 includes three months of expense for Amitron and 5M.

Operating Income: Operating income decreased 77.0%, to $551,000 (2.8% of net sales) for the third quarter of fiscal 2002, down $1.8 million from $2.4 million (11.0% of net sales) for the same period in fiscal 2001. On a reporting segment basis, the Wireless operating loss was $1.5 million for the third quarter of fiscal 2002, down 187.5% or $3.2 million from $1.7 million operating income in the third quarter of fiscal 2001. The principal reason for the decrease in Wireless operating income in the third quarter of fiscal 2002 compared to the same period in fiscal 2001 was the 17% decrease in Wireless sales year over year due to the large decrease in Wireless base station equipment demand worldwide, which began in the last half of fiscal 2001 and continues at the present time. The large decline in sales levels in the Wireless segment resulted in significant under absorption of fixed overhead within the group during the current quarter. Additionally, operating income in the Wireless sector was further decreased by the $1.0 million operating loss at 5M in the second quarter of fiscal 2002 due to fire recovery costs and the low level of sales caused by the fire.

Space and Defense operating income rose $1.4 million or 205% for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. This increase resulted from a $826,000 rise in Space and Defense revenues year over year, due to the Spaceway Program entering full production at the end of fiscal year 2001, which resulted in better absorption of fixed overhead in fiscal 2002 compared to the previous year. Additionally, cost reduction and efficiency efforts in this segment were successful in reducing the overall cost of operations in fiscal 2002 compared to last year.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 60.0% to $736,000 (3.7% of net sales) for the quarter ended March 31, 2002 from $1.8 million (8.5% of net sales) for the same quarter last year. This decrease was caused mainly by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Fund rates and the use of approximately $12.1 million in cash to complete the acquisitions of Amitron and 5M. Interest income will fluctuate based on the level of interest rates and the level of investible cash balances.

Interest Expense: Interest expense primarily represents loan interest, commitment fees and interest incurred on certain deferred obligations. Interest expense for the third quarter of fiscal 2002 was $25,000 (0.1% of net sales) compared to $48,000 (0.2% of net sales) for the third quarter of fiscal 2001. Interest expense is minor and fluctuates with the level of lease debt at the Company's subsidiaries.

Income Taxes: The tax expense for the third quarter of fiscal 2002 was $265,000 (1.4% of net sales), representing an effective tax rate of 21.0%. This compared to $1.4 million (6.6% of net sales) for the third quarter of fiscal 2001, representing an effective tax rate of 34.3%. The reduction in the Company's effective tax rate is a direct result of the increased proportion of federally exempt state municipal bond income in relation to income before taxes, and as a result of the current loss at 5M, which is generating a foreign tax benefit. Presently, the Company is finalizing an analysis of certain available tax credits and benefits. The Company expects the anticipated completion of the analysis in the fourth quarter of fiscal 2002 to result in a reduction in the effective tax rate.

Nine Months ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

Net Sales. Net sales decreased $17.1 million, or 24.6%, to $52.1 million for the nine months ended March 31, 2002, compared to $69.1 million for the first nine months of the previous year. This decrease was caused by a 38.2% drop in Wireless sales, which was partially offset by an 18.6% rise in sales of Space and Defense products.

The decrease in sales of Wireless products was caused by a rapid downturn in capital expenditures for Wireless infrastructure equipment, which began in March 2001. This market downturn has affected all the Company's Wireless product lines and has most severely affected sales of Wireless standard components. The downturn in Wireless market sales was somewhat offset by the inclusion of $2.8 million in sales in the first six months of fiscal 2002 from 5M and Amitron. Although delivery push-outs have stopped and the Company saw a small increase in Wireless sales from the second quarter to the third quarter of fiscal 2002, this worldwide Wireless market downturn is expected to continue through the remainder of calendar 2002.

Sales in the Space and Defense group rose $3.1 million, or 18.6%, in the first nine months of fiscal 2002, compared to the same period in the prior fiscal year. This increase in shipments resulted from production shipments for the Boeing Spaceway program. This program, which entered full factory production at the end of fiscal 2001, is expected to place Space and Defense shipments in the $6.0 - $7.0 million range, quarterly, for the remainder of calendar 2002.

Gross Profit. Gross profit for the first nine months of fiscal 2002 was $15.9 million (30.7% of net sales), down from $26.6 million (38.4% of net sales) for the first nine months of the prior year. The decrease in gross margin resulted from the decline in sales volume, which caused significant under absorption of the factory overhead compared to the previous year. Additionally, margins were further eroded by the acquisition of 5M, whose results reflect costs incurred for outsourcing production and to repair the manufacturing facility, which was partially destroyed by fire in July 2001. Presently, the Company expects gross margins to remain at or below current levels for the remainder of fiscal 2002 without an additional increase in sales volume, both domestically and at 5M.

Marketing. Marketing expenses increased 4.7% to $5.3 million (10.3% of net sales) for the first nine months of fiscal 2002 from $5.1 million (7.4% of net sales) for the first nine months of fiscal 2001. This increase resulted from new marketing personnel, the issuance of a new catalog and remodeling of the Company website. Lower commission expense due to the decline in sales volume and the Company's cost containment efforts instituted in the fourth quarter of fiscal 2001 partially offset these increases in expense. Marketing expense is expected to increase over the remainder of fiscal 2002 due to the addition of new east and west coast marketing offices and marketing expenses associated with the Company's acquired businesses.

Research and Development. Research and development expenses increased 23.7% to $4.5 million (8.7% of net sales) in the first nine months of fiscal 2002 from $3.7 million (5.3% of net sales) for the first nine months of fiscal 2001. Research and development expenditures are supporting further development of wireless infrastructure products and new wireless networking product opportunities with a renewed emphasis on developing new standard surface mount wireless products. Despite the current wireless market downturn, the Company does not expect to reduce its current research and development efforts in the near term.

General and Administrative. General and administrative expenses decreased 6.4% to $5.9 million (11.3% of net sales) for the first nine months of fiscal 2002 from $6.3 million (9.1% of net sales) for the first nine months of fiscal 2001. General and administrative expenses have decreased primarily due to the adoption of FASB Statement No. 142 which eliminated the amortization of goodwill starting in the first quarter of fiscal 2002. The reduction in goodwill reduced general and administrative expenses by $1,141,000 in the first nine months compared to the first three quarters of last year. This reduction in goodwill amortization was partially offset by an increase in identifiable intangibles amortization of $250,000 in the first nine months of fiscal 2002 associated with the Company's acquisition of Amitron. Additionally, general and administrative expense for the first nine months of fiscal 2002 includes $1.5 million representing seven months of expense for Amitron and six months of expense for 5M, the Company's acquisitions in the current fiscal year.

Operating Income: Operating income decreased 111.7% to a loss of $517,000, (1.0% of net sales) for the first nine months of fiscal 2002, down $12.0 million from operating income of $11.5 million (16.6% of net sales) for the same period in fiscal 2001. On a reporting segment basis, the Wireless operating loss was $5.7 million for the first nine months of fiscal 2002, down 165.5% or $14.3 million from operating income of $8.6 million in the first nine months of fiscal 2001. The principal reason for the decrease in Wireless operating income in the first three quarters of fiscal 2002 compared to the same period in fiscal 2001 was the 38.2% decrease in Wireless sales year over year due to the large drop-off in wireless base station equipment demand worldwide which began in the latter part of fiscal 2001 and continues at the present time. The large decline in sales levels in the Wireless segment resulted in significant under absorption of fixed overhead within the group during the first nine months of fiscal 2002. Additionally, operating income in the Wireless sector was further decreased by the $3.4 million operating loss at 5M, incurred over the second and third quarters due to fire recovery expenses and the lower level of sales due to the fire.

Space and Defense operating income rose $2.3 million or 81.6% for the first three quarters of fiscal 2002 compared to the first nine months of fiscal 2001. This increase resulted from a $3.1 million rise in space and defense revenues year over year in the first nine months, due to the Spaceway Program entering full production at the end of fiscal 2001. The higher sales levels resulted in better absorption of fixed overhead in fiscal 2002 compared to the previous year. Additionally, cost reduction and efficiency efforts in this segment were successful in reducing the overall cost of operations in this segment in the current year compared to fiscal 2001.

Other Income. Other income decreased 45.1% to $3.0 million (5.8% of net sales) for the nine months ended March 31, 2002 from $5.5 million (8.0% of net sales) for the same period last year. This decrease was caused by the significant decline in market interest rates over the last 12 months brought about by reductions in the Federal Fund rates to stimulate the economy. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Interest Expense. Interest expense for the first nine months of fiscal 2002 was $110,000 (0.2% of net sales) compared to $130,000 (0.2% of net sales) for the first nine months of fiscal 2001. The decrease in interest expense resulted from the payoff of a deferred obligation in the third quarter of last fiscal year.

Income Taxes. Income tax expense for the first nine months of fiscal 2002 was $382,000 (0.7% of net sales), representing an effective tax rate of 15.9%. This compared to $5.9 million (8.5% of net sales) for the first nine months of fiscal 2001, representing an effective tax rate of 34.7%. The reduction in the Company's effective tax rate is a direct result of the increased proportion of federally exempt state municipal bond income in relation to income before tax and extraordinary item and a result of the current loss at 5M, which is generating a foreign tax benefit.

Extraordinary gain. The extraordinary gain of $3.4 million (6.5% of net sales) resulted from the purchase of 5M. As a result of the fire and the subsequent insurance settlement, the value of the 5M assets at the time of purchase was significantly higher than the consideration paid by Anaren. This situation resulted in significant negative goodwill being generated by the transaction, which, under current accounting convention, was first offset by writing down the acquired fixed assets to zero and then by recognizing an "extraordinary gain" of $3,407,000, or $0.15 per share, in the second quarter of fiscal 2002.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical policies include: valuation of accounts receivable, which impacts general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and intangibles, and; accounting for income taxes, which impacts valuation allowance and the effective tax rate. We review the estimates, including, but not limited to, allowance for doubtful accounts, inventory reserves and income tax valuations on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. We believe these estimates are reasonable, but actual results could differ from these estimates.

We state inventory at the lower of cost or market, using a standard cost methodology to determine the cost basis for the inventory. This method approximates actual cost on a first-in-first-out basis. The recoverability of inventories is based on the types and levels of inventory held, forecasted demand, price competition and changes in technology. The Company's accounts receivable represent those amounts, which have been billed to our customers but not yet collected. We analyze various factors including historical experience, credit worthiness of customers and current market and economics conditions. The allowance for doubtful accounts balance is established based on the portion of those accounts receivable, which are deemed to be potentially uncollectible. Changes in judgment on these factors could impact the timing of costs recognized.

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. Presently, we feel that all deferred tax assets will more likely than not be realized and a valuation allowance is not required. We evaluate the need for valuation allowances on a regular basis and adjusts as needed. These adjustments, when made, would have an impact on the Company's financial statements in the period that they were recorded.

Our excess cash investment portfolio consists of both hold-to-maturity marketable debt securities and held-for-sale equity securities. The hold-to-maturity marketable debt securities consist of highly rated short and medium term investments, such as municipal securities, U.S. Treasury securities, corporate debt securities and other similar low risk investments. Although the Company manages its investments under an investment policy, market, economic and other events may occur to the investment security issuers, which the Company cannot control. The Company does not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Intangible assets with estimable useful lives are amortized to their residual values over those estimated useful lives in proportion to the economic benefit consumed.

Goodwill is tested annually for impairment by the Company at the reporting unit level, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired (the fair value of the reporting units is less than the carrying amount), the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill and, if it is less, the Company would then recognize an impairment loss. The preparation of future cash flows requires significant judgments and estimates with respect to future revenues related to the asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in change in this assessment and result in an impairment charge. The use of different assumptions could increase or decrease the related impairment charge.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended March 31, 2002 and the nine months ended March 31, 2001 were $13.9 million and $17.5 million, respectively. The positive flow from operations in the first nine months of both fiscal 2002 and 2001 was due to the net income attained in both periods and, in fiscal 2002, to the large amount of cash received in the second and third quarters ($10.7 million) from the 5M insurance settlement.

Net cash used in investing activities consists of funds used to purchase capital equipment and cash used to purchase the capital stock of Amitron in August 2001 and 5M in October 2001. Capital equipment placed in service amounted to $7.2 million, including $5.0 million at 5M, in the nine months ended March 31, 2002 compared to $7.2 million in the first nine months of the previous fiscal year. The Company expended $9.9 million in cash to purchase all the capital stock of Amitron. Funds for this transaction were obtained through the proceeds of matured marketable debt securities in the amount of $13.3 million.

The Company expended $3.9 million in cash to purchase the capital stock of 5M. Funds for this transaction came from the Company's operating cash account.

Significant cash used in investing activities in the first nine months of the prior year was $17.9 million used to purchase the assets of Ocean Microwave, Inc. Funds for this transaction were obtained through the proceeds of matured marketable debt securities in the amount of $18.5 million.

Net cash used by financing activities was $1.0 million for the first nine months of fiscal 2002 and consisted of $1.4 million used to pay off loans of Amitron and 5M; reduced by $391,000 generated from the exercise of stock options. In the first half of the prior year funds generated by financing activities amounted to $2.5 million and consisted of $2.8 million generated through the exercise of stock options, and $408,000 used to pay off loans of Ocean which were assumed as part of the asset purchase.

During the remainder of fiscal 2002, the Company's main cash requirements will be for additions to capital equipment. Capital expenditures, in addition to the equipment replaced at 5M, have been budgeted at approximately $4.0 million for fiscal 2002 and consist mainly of upgrades and replacements of production equipment.

In addition to the Company's cash and marketable debt securities, the Company has a credit facility providing an unsecured $10 million working capital revolving line of credit bearing interest at the LIBOR interest rate plus one hundred twenty-five basis points and maturing December 31, 2006. The terms of the credit facility require maintenance of minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the loan agreement. The Company believes that it was in compliance with all restrictions and covenants at March 31, 2002. At March 31, 2002, zero was outstanding under the credit facility.

The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations, and funds available under its credit facilities.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligation and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                 Less
                                   Total       than 1 Yr.     2-3 Yrs        4-5 Yrs     Over 5 Yrs
                                 ----------    ----------    ----------    ----------    ----------
Contractual obligations                                Payment Due by Period
-----------------------                                ---------------------
Long term debt                   $  545,174    $  224,481    $  320,693    $       --    $       --
Operating leases - facilities     5,921,363       854,662     1,271,291     1,097,817     2,697,593
Deferred compensation               532,951        65,000       130,000       130,000       207,951
Lines of credit                          --            --            --            --            --

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

o cancellation of existing contracts or orders, or other declines in demand for the Company's products;

o     difficulties in successfully integrating the businesses of Amitron and 5M;

o     unanticipated difficulties in becoming requalified by 5M's customers;

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

As of March 31, 2002, the Company had cash, cash equivalents and marketable debt securities of $125.4 million, of which approximately $112.6 million consisted of highly liquid investments in marketable debt securities and $1.1 million consisted of marketable equity securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from March 31, 2002 rates, or 0.3%, would have reduced net income and cash flow by approximately $82,000, or $0.004 per share. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company currently owns equity investments held for sale with a market value of approximately $1.1 million. Fluctuations in market value of these securities are charged to shareholder's equity monthly. A theoretical 10% decline in market value of these securities would result in an $110,000 reduction in shareholder's equity.

All of the Company's sales from its domestic U.S. subsidiaries to foreign customers are denominated in United States dollars and, accordingly are not exposed to foreign currency exchange risk. Sales of the Company's Netherlands subsidiary, 5M, are denominated in Euros to European customers and United States dollars to U.S. customers. Sales to U.S. customers by 5M denominated in United States dollars would be subject to currency exchange losses. At present, due to the fire at 5M, sales of that subsidiary to U.S. customers in U.S. dollars subject to possible currency losses are less than $100,000 per quarter and thus any possible losses due to currency fluctuations would not be material to the operating results of the Company until such time as 5M's sales increase significantly.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 6.      Exhibits and Reports on Form 8-K

Item 6(a)    Exhibits

             None.

Item 6(b)    Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Anaren Microwave, Inc.
                                  ----------------------------------------
                                  (Registrant)

Date:  May 14, 2002               S/Lawrence A. Sala
                                  ----------------------------------------
                                  President & Chief Executive Officer


Date: May 14, 2002                S/Joseph E. Porcello
                                  ----------------------------------------
                                  Vice President of Finance and Treasurer