Form 10-K
period 2002-06-30
ANAREN MICROWAVE INC
filed 2002-08-07
CIK 6314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended June 30, 2002

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on August 2, 2002, as reported on the Nasdaq National Market, was approximately $178,508,000.

      The number of shares of Registrant's Common Stock outstanding on August 2, 2002 was 22,458,620.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for use in connection with its 2002 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

Forward-Looking Cautionary Statement

      In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by the Company's management about future performance. Because these statements are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statements. Among the factors that could cause actual results to differ materially from those predicted are the following:

      o further decline in the general economy, and particularly the wireless telecommunications sector;

      o     decreased capital expenditures by wireless service providers;

      o loss of one or more of a limited number of original equipment manufacturers as customers;

      o     costs associated with potential product recalls;

      o unpredictable difficulties or delays in the development of new products;

      o the unavailability of component parts and services from a limited number of suppliers;

      o the risks associated with any technological market shifts away from the Company's technologies and core competencies;

      o cancellation of existing contracts or orders, or other declines in demand for the Company's products;

      o difficulties in successfully integrating newly acquired businesses (including Celeritek Inc. if a transaction were consummated);

      o     increased pricing pressure and increased competition;

      o the failure of wireless customers' annual procurement forecasts to result in future sales;

      o     unanticipated impairments of assets and investment values;

      o     foreign currency fluctuations;

      o litigation relating to Anaren's ownership interest in Celeritek, Inc. or a potential transaction with Celeritek, or involving antitrust, intellectual property, product warranty, product liability and other issues;

      Anaren disclaims any obligation, unless required by law, to update or revise any forward looking statement. Readers are advised to carefully review the risk factors set forth in this Annual Report on Form 10-K filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenues and earnings.

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

Recent Developments

      On August 31, 2001 the Company acquired all of the outstanding stock of Amitron, Inc. Amitron is based in North Andover, Massachusetts, and is primarily engaged in the manufacture of precision thick film ceramic components and circuits for the medical, telecommunications, and defense electronics markets. Amitron's technology is very complimentary to the Company's proprietary Multi-Layer Stripline technology (described below). Whereas the Company's technology is well suited for large scale and high power applications, Amitron's technology is well suited for miniaturization and low power applications. The Company believes that Amitron's technology will enable it to increase its current addressable markets.

      On October 1, 2001, the Company, through its wholly owned subsidiary Anaren Microwave Europe B.V., acquired all of the outstanding stock of The 5M Company Europe, B.V. (now named Anaren Europe, B.V.). Anaren Europe, based in Almelo, Netherlands is a manufacturer of high frequency printed circuit boards. Anaren Europe's manufacturing technology is very similar to the Company's Multi-Layer Stripline technology. In addition, Anaren Europe has a unique metal backing technology that offers performance and cost advantages for high power applications. The Company believes that this acquisition will enable it to reduce its manufacturing costs, increase its dollar content in high power applications and provide customers with a higher level of vendor security with a second manufacturing facility.

      In March 2002, the Company, through a newly created subsidiary, Anaren Communication Suzhou Co., Ltd., signed a three-year lease for a 12,300 square foot manufacturing facility in the Suzhou Industrial Park in Suzhou, China. The Company has hired a General Manager for the facility and additional staffing began in early July 2002. The Company presently expects to begin light manufacturing and assembly at this location during the second quarter of fiscal 2003. It is anticipated that this facility will serve all of the Company's Asian customers and will concentrate on producing more labor intensive products. Additionally, it is expected that the Company will use this location to facilitate procurement of raw materials in Asia, when possible, for the Company's other subsidiaries.

      On July 11, 2002, the Company filed a Schedule 13D with the Securities and Exchange Commission to disclose that it has, through open market purchases, acquired an ownership position of approximately 6.35% of the common stock of Celeritek, Inc. Anaren believes that a business combination between Anaren and Celeritek would be in the best interest of the respective shareholders, customers and employees of both companies and intends to seek a negotiated acquisition of Celeritek or take other actions to effect such a potential transaction, as more fully described in Anaren's Schedule 13D filing.

      On August 2, 2002, Tamer Husseini, Celeritek's Chairman, President and Chief Executive Officer, Margaret E. Smith, Celeritek's Vice President, Finance and Chief Financial Officer, and Celeritek's outside counsel met with Anaren's representatives to discuss Anaren's overtures. During this meeting, Mr. Husseini stated that Celeritek has adopted a "stand-alone strategy" and indicated that Celeritek is not interested in negotiating a business combination transaction between Anaren and Celeritek. Following Mr. Sala's stated rationale as to the merits of a potential business combination, Celeritek counsel stated that Celeritek would further consider Anaren's position and contact Anaren during the week of August 5, 2002. In the evening of August 5, 2002, Anaren was informed by Celeritek's counsel that Celeritek continues to prefer a stand-alone strategy but offered Anaren the opportunity to present its position to Celeritek's Board of Directors, and indicated that if Anaren was willing to enter into a standstill agreement, Celeritek would consider allowing Anaren to perform certain due diligence investigation. Anaren's management continues to believe in the merits of a business combination between Celeritek and Anaren and the benefits to the shareholders, customers and employees of each Company. Given the disappointing response from Celeritek, Anaren intends to consider all of the alternatives available to it, and may pursue one or more of the possible actions outlined in its Schedule 13D, as amended.

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

      Through its focused research and development efforts, Anaren has designed and continues to design components and subsystems that enable high speed wireless access to the Internet and other broadband wireless applications, as well as advanced radar and receiver applications for defense electronics subsystem applications. In addition, the Company is developing and producing a diverse set of products and technologies to support the latest generation of wireless communications systems. The Company's customer base includes leading global original equipment manufacturers that serve the wireless, satellite and defense electronics markets, including:

      o     Ericsson

      o     Lucent Technologies

      o     Motorola

      o     Nokia

      o     Nortel Networks

      o     Powerwave Technologies

      o     Boeing, Inc.

      o     ITT Aerospace/Communications

      o     Lockheed Martin

      o     TRW

      o     Northrop Grumman

      o     Raytheon

Industry Background

      Worldwide demand for integrated voice, data and video communications services continues to grow. The volume of high-speed data traffic across global communications networks has grown as the public Internet and private business intranets have become essential for daily communications and electronic commerce. The number of persons using the Internet to buy and sell goods and services also is expected to continue to grow. Servicing the increasing demand for higher bandwidth content and applications requires cost-effective and high-speed connections. Wireless communications provide an advantageous access solution for high-speed Internet and multimedia services. This is underscored by the increasing number of wireless subscribers worldwide.

      Despite this continued growth in customer demand, expenditures for capital infrastructure equipment by service providers began to decline rapidly during the first quarter of calendar year 2001. This severe market downturn has had a negative impact on all of the Company's wireless product lines, and it appears that these unfavorable wireless market conditions will continue for an uncertain time period.

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

      Service providers are striving to keep up with the demand for mobile wireless services by increasing the capacity of their existing base stations and by adding more base stations to increase the number of frequency channels in their networks. Cellular service providers are upgrading their voice networks to digital networks, which allow more data to be transmitted to users at acceptable speed. With the broader bandwidth technology, service providers are able to offer additional services including real-time web/e-mail access.

Wireless Local Area Networking

      Wireless local area networks are flexible data communication systems that can either replace or extend wired communication systems. Using radio frequency technology wireless local area networks transmit and receive data over the air without wired cabling. A wireless local area network provides all the features and benefits of traditional local area network technologies like Ethernet, with lower installation costs and increased flexibility.

      Wireless local area network technology is now in the process of widespread deployment and accelerated development for low-cost, interoperable products. Wireless local area network technology provides data rates to rapidly transfer large data files, access the web, and support wireless video conferencing from mobile platforms including palm personal computers and laptops. The flexibility that the wireless local area network, standards offer the business and consumer user is expected to lead to applications such as wireless home multimedia, wireless roadside assistance, wireless e-business, wireless printers and scanners.

Satellite Communications

      Satellite communications currently serve several business and consumer markets. Current satellite services include direct to home television, direct to home Internet access, business to business data transmission, regional and worldwide telephone services, worldwide paging, and military communication command and control. New services are being planned to offer high-speed Internet access, videoconferencing, large scale data transmission and other multimedia applications. These new services will have significantly greater information content and will therefore require the allocation of significantly more bandwidth than many current applications. These large bandwidth allocations are not available at the operating frequencies of current satellite systems. To address this problem, regulatory agencies around the world have allocated additional frequency spectrum for two-way transmission. The proposed systems to deliver these broadband services are significantly more complex and will therefore require design advances in on-board signal processing, on-board re-configuration of multi-beam antennas, power handling and low-cost user equipment.

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

Defense Electronics

      There continues to be a shift in defense spending away from the development of new platforms and into technologies that improve the performance and survivability of existing platforms. As a result, funding for advanced radar systems, advanced jamming systems and smart munitions has continued. These technologies enable the detection, identification, deception and elimination of missile systems.

The Anaren Solution

      The Company's technology addresses the demands of the wireless market for high quality products manufactured in volume with continuous improvements in performance and cost. The Company also provides the satellite market with enabling technologies that increase network capacity and flexibility, allowing for increased revenue generation. The Company's proprietary Multi-Layer Stripline and ceramic circuit technologies, which are described more fully below, allow the Company to provide compact, light weight, cost-effective, and highly integrated microwave components, assemblies and subsystems. The Company's solution includes:

      Broad Array of Standard and Customized Products. The Company offers a broad array of standard and custom microwave products to the mobile and wireless networking, satellite communications and defense electronics markets. The technologies underlying the Company's product portfolio allow the Company to address the new wireless data communications products being developed by its existing and potential customers with limited incremental investment. As the original equipment manufacturers in the wireless communications industry have been reducing the number of their suppliers, the Company believes that its expanding product portfolio has helped the Company become a strategic supplier to many of these original equipment manufacturers.

      Advanced Microwave Design and Manufacturing Capabilities. The engineering and design staff of 124 engineers as of June 30, 2002 works with customers of the Company to develop product solutions. Anaren's engineers collaborate with customers to develop products that provide state-of-the-art performance and that can be manufactured in significant volume with excellent quality and reliability. The Company has consistently met the stringent requirements of the wireless and satellite communications markets due to the Company's strengths in advanced packaging and interconnecting of radio, microwave and extremely high frequency signals, and the Company's ability to produce small, light weight, cost-effective and efficient microwave components and assemblies.

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

      Anaren's microwave antenna beamforming technology, coupled with the Multi-Layer Stripline manufacturing process, produces light weight, cost-effective beamforming assemblies for communication satellites. These beamforming assemblies provide multibeam coverage where the size and direction of beams is fixed. Additionally, the Company is utilizing its Multi-Layer Stripline technology and microwave design experience to develop cost-effective solutions for wireless high data rate transmission applications, such as wireless local area networking. In addition, the Company has recently introduced several new products that incorporate active devices into the passive Multi-Layer Stripline technology. Active devices require voltage and current to operate and are typically based on silicon, germanium or gallium arsenide semi conductor technologies. Active devices are frequently used for amplification, switching and modulation of radio frequency signals. Passive multi-layer strip line technology is based on high frequency printed circuit board materials and is an excellent integration platform for active devices.

      Active devices require voltage and current to operate and are typically manufactured from silicon, germanium or gallium arsenide materials. Active devices are frequently used for amplification, switching and modulation of radio frequency signals. Passive multi-layer stripline technology utilize high frequency printed circuit board materials and is an excellent integration platform for active devices.

      The Company's etched thick film technology allows for high frequency performance similar to that of thin film with reduced costs characteristic of thick film processing. The Company's investment into low temperature co-fired ceramic capability will result in the ability to build multi-layer ceramic circuits which fully leverage Anaren's microwave design competence.

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

      Increase Component Integration and Value Added Content. The Company plans to continue to increase the value of its products in wireless and satellite communications systems. The Company intends to expand its component offerings to enable the Company to increase the number of its products in each base station. In addition, with its Multi-Layer Stripline and ceramic circuit manufacturing technology, the Company intends to continue to increase the functionality of its products, thereby enabling its customers to continue to reduce the size and cost of their platforms, while the Company increases its content value.

      Strengthen and Expand Customer Relationships. Today, a limited number of large systems manufacturers drives the wireless and satellite communications markets. The Company has developed, and plans to continue to expand, customer relationships with many of these manufacturers, including Ericsson, Lucent, Motorola, Nokia, Nortel Networks and Powerwave for wireless communications and Boeing, Lockheed Martin, Raytheon and TRW for satellite communications. The Company intends to further strengthen its customer relationships by offering complete outsourcing solutions, from research and development through product design and production, thereby increasing the customers' reliance on the Company.

      Enhance Technology Leadership in Wireless Communications. The Company intends to use its technological leadership in the mobile wireless and satellite markets to extend its competitive advantage. Anaren plans to pursue further technological advances through continued investment in research and development. The Company will seek to advance its leadership in wireless technology by developing next generation products for the mobile and wireless networking markets. In addition, the Company will build upon its relationships with key wireless original equipment manufacturers in order to develop state-of-the-art wireless products.

      Expand Its Business through Strategic Acquisitions. The Company intends to continue to make opportunistic acquisitions of companies, product lines and technologies that complement its business. Amitron's technology and unique processing capabilities provide performance advantages for high frequency and medical applications and represents another strategic acquisition for the Company. Amitron also provides a platform to implement low temperature co-fired ceramic technology, which the Company believes has application in high frequency electronics. By expanding its product offerings, the Company expects to better serve the needs of its customers. The Company intends to use its existing customer relationships and distribution channels to sell these additional products.

Products

Wireless Communications

      The Company provides microwave components, assemblies and subsystems to leading wireless infrastructure equipment manufacturers. Traditionally, all of the signal distribution, or combining and splitting, within a base station has been accomplished with discrete signal distribution components and coaxial cables. Through the use of its Multi-Layer Stripline and ceramic technologies, the Company provides microwave components, assemblies and subsystems that eliminate the need for discrete components and interconnecting cables. These integrated assemblies, which range from simple splitting and combining networks to complete microwave backplanes, distribute microwave signals throughout the base stations, from reception at the antenna, to multiple radios, to multiple amplifiers, and back to the antenna for transmission.

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

Component Products

      Xinger(R) Surface Mount Components. The Company's Xinger(R) line of products are off-the-shelf surface mount microwave components which provide passive microwave signal distribution functions. They were originally developed to provide a low-cost signal distribution component, which could be placed on standard printed circuit boards with automated production equipment. The primary application of these products is in radio frequency power amplifiers, but they are also found in low-noise amplifiers and radios. Based on market intelligence and information from original equipment manufacturers and base station manufacturers, the Company believes it is currently the market leader in this product area, supplying industry leading original equipment manufacturers such as Ericsson, Lucent, Motorola and Nokia, as well as leading power amplifier manufacturers such as Powerwave Technologies and Spectrian. The Company is investing to expand this product line, as well as expand its addressable market.

      Ferrite Products. The Company's ferrite components are widely used in various wireless and defense applications. They are a key component in base station amplifiers, and their primary function is to protect the sensitive electronics from damage by isolating them electronically from potentially harmful signal levels. The Company recently introduced a new "Xinger(R) Circulator" product line integrating the Company's ferrite technology with its Xinger(R) technology. This product line offers ferrite product performance in a surface mountable Xinger(R) package for automated insertion.

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

      High Frequency Printed Circuit Boards. Anaren also offers high frequency circuit board manufacturing capability in its Almelo, The Netherlands facility. The Company's proprietary metal backing technology is particularly advantageous for high power applications where thermal management is paramount, such as basestation amplifiers.

      High Frequency Etched Thick Film and LTCC Circuits. The Company's ceramic capabilities include etched thick film circuits and low temperature co-fired ceramic built to customer specifications. These circuits are suitable for wireless, defense, aerospace, and medical applications.

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

      Radar Feed Networks. Radar feeds are power dividers that distribute radio frequency energy to the antenna elements of the radar. The power dividers are frequently arranged to provide two or three inputs and several thousand outputs.

      Defense Radar Countermeasure Subsystems. Defense radar countermeasure subsystems digitally measure, locate and counter enemy radar systems.

Customers

      During the fiscal year ended June 30, 2002, approximately 65.0% of the Company's sales were to customers in the wireless markets and approximately 35.0% of its sales were to customers in the space and defense markets. The Company had one customer who accounted for more than 10.0% of net sales. Approximately 16% of net sales were to Boeing, Inc. through the Company's Space and Defense group.

      Wireless Communications. The Company sells its standard line of Xinger(R) components to leading original equipment manufacturers and a broad range of other wireless equipment contract manufacturers. In addition, the Company sells its custom wireless products to major wireless infrastructure original equipment manufacturers. In general, customers have purchased the Company's products directly from the Company or through distributors or sales representatives. The following is a list of the Company's customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2002:

      o     Avnet

      o     BFI Optilas

      o     Cana

      o     Celestica Corp.

      o     ElektroMekan AB

      o     Ericsson

      o     Knowles Electronics

      o     Lucent Technologies

      o     Motorola

      o     Nokia

      o     Nortel Networks

      o     Pacesetter, Inc.

      o     Plexus Southern California

      o     Powerwave Technologies

      o     Richardson Electronics Inc.

      o     Sanmina

      o     Venture Manufacturing

      Space and Defense. The Company currently sells satellite communications subsystems to many of the world's leading satellite manufacturers. Subsystems produced by the Company are found on communications satellites. The Company is actively involved in developing products for major satellite programs. The Company also sells defense electronics products to prime contractors serving the United States and foreign governments. The following is a list of the customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2002:

      o     Boeing Inc.

      o     FR Aviation

      o     Lockheed Martin

      o     Raytheon

      o     Thales Defense, Ltd.

Sales and Marketing

      The Company markets its products worldwide to original equipment manufacturers in wireless and satellite markets and prime contractors in defense markets primarily through a sales and marketing force of 43 people as of June 30, 2002. The Company has regional sales offices located in Sacramento, California; Raleigh, North Carolina; Waterloo, England; and Suzhou, China. In addition, as of June 30, 2002, the Company had contracts with two major distributors, Avnet and Richardson, and with 20 manufacturers' representatives in the United States and 15 international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications, attends major industry shows and maintains a website on the Internet. The Company has also invested significantly in its Internet website which contains an electronic version of its entire catalog. In addition, the website enables users to download important device parameter files. These files contain the performance information for the catalog parts in a format which is compatible with commonly used computer aided design/computer aided modeling, or CAD/CAM equipment. The Company also provides mechanical drawings and applications notes for proper use of the parts. This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.

      After identifying key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and its manufacturers' representatives. To promote widespread acceptance of the Company's products and provide customers with support for their wireless communications needs, the sales and engineering teams work closely with the customers to develop solutions tailored for their wireless requirements. The Company believes that its customer engineering support team, comprised of 124 design and engineering professionals as of June 30, 2002, is a key competitive advantage.

      The Company uses distributors for its standard products, most notably the Xinger(R) line of surface mount components. In the United States, Canada, Asia and most of Europe, the Company has agreements with Richardson and Avnet, which operates under the name of BFI Optilas in Europe. The Scandinavian countries are handled by E.G. Components, Inc., a subsidiary of Elektronikgruppen. Distribution has become an important part of the sales efforts by providing the Company with a larger sales force to promote its catalog offerings. The Company is also seeing a trend on the part of its customers to consolidate their material handling activities, including purchasing, warehousing, and fulfillment. The result is that many original equipment manufacturers are outsourcing all or part of these activities to large distribution firms like Avnet.

Backlog

      The Company's backlog of orders for the Wireless group was $10.4 million and $6.8 million as of June 30, 2002 and 2001, respectively. Backlog for the Wireless group primarily represents firm orders for surface mount products (i.e., orders for a fixed quantity of component products) and signed purchase orders (i.e., orders for specific custom sub-assemblies) for custom components due to ship within the next four to six weeks. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Typically, large original equipment manufacturers including Ericsson, Lucent, Motorola, Nokia and Nortel, who use the Company's surface mount and custom products, negotiate set prices for estimated annual volumes. The Company receives weekly orders one week prior to shipment. The Company does not recognize backlog until it has received a firm order.

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

      Backlog of orders for the Space and Defense group was $33.5 million and $37.2 million as of June 30, 2002 and 2001, respectively. During fiscal year 2003, the Company expects to ship between $27.0 million and $29.0 million of its backlog existing at June 30, 2002. All of the orders included in the Space and Defense group backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

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

      o advanced low temperature co-fired ceramic for use in low-cost, light weight satellite and wireless applications; and

      o Miniature components for wireless networking and subscriber applications

      These activities include customer-funded design and development, as well as efforts funded directly by the Company. Research and development expenses funded by the Company were $6.3 million in fiscal 2002, $5.0 million in fiscal 2001 and $3.8 million in fiscal 2000. Research and development costs are charged to expense as incurred.

      In addition, the Company's net sales included approximately $1.1 million for fiscal year 2002, approximately $4.6 million for fiscal 2001 and approximately $5.1 million in fiscal 2000 attributable to payments by customers for the design and development of products within the Space and Defense group to meet their specific requirements. In any given year, the amount of customer funding for design and development can vary widely depending upon the status of particular contracts. The Company is typically not restricted in the use of technologies developed through customer funding for other applications.

Manufacturing

      The Company continues to invest in the advancement of its proprietary Multi-Layer Stripline manufacturing processes and in the automation of the manufacturing processes of products for the Wireless group. Automation is critical in meeting the customers' demands for lower prices, high quality and on-time delivery. The Company is also investing to reduce the size of its products to increase its addressable markets including local area networking and wireless subscriber applications.

      In fiscal 2001, the Company completed a major renovation and upgrade to its manufacturing facility, located at the headquarters in East Syracuse, New York, to increase current capacity and improve response time to its customers. Toward this end, the Company has continued to invest in automated design and manufacturing equipment to reduce production times. The Company also reorganized its manufacturing and engineering facility in East Syracuse to allocate more space and provide for a better workflow for the Wireless group. Additionally, the Company has created specialized work areas and manufacturing cells required by its Space and Defense group to meet the demanding specifications of the Company's space customers. The Company's East Syracuse facility has been ISO 9001 certified since July 1999.

      During fiscal 2002, the Company completed the consolidation of its New Jersey based subsidiary, Anaren Power Products, Inc., into its East Syracuse, New York operation. In March of 2002, the Company opened a facility in Suzhou, China for the purpose of serving a growing customer base in the Asia-Pacific region. This location will serve as a light manufacturing operation supporting all of the Company's wireless business interests.

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

      The raw materials utilized in the various product areas are generally accessible and common to both of the Company's business segments. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. During fiscal year 2002, the Company had one vendor from which it purchased more than 10.0% of its total raw materials, but the Company believes that alternate sources of supply are generally available for these and other raw materials.

Competition

      The microwave component and subsystems industry is highly competitive. The Company competes against many companies, both foreign and domestic, many of which are larger and have greater financial and other resources. Direct competitors of the Company in the wireless market include KDI, M/A-com, a division of Tyco International, Merrimac Industries, Filtronic PLC, Radiall Smith Industries and Mini-Circuits. As a direct supplier to original equipment manufacturers, the Company also faces significant competition from the in-house capabilities of its customers. Recently, however, in the wireless market many of the original equipment manufacturers are outsourcing more design and production work, thereby freeing up their internal resources for other use. Thus, internal customer competition exists predominantly in the Company's satellite business.

      In the wireless market, the overall weak market conditions and reduction in demand for wireless infrastructure equipment have resulted in increased price pressure from the Company's customers. It is anticipated that this pricing pressure will continue until the overall wireless market conditions improve.

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

Intellectual Property

      The Company's success depends to a significant degree upon the preservation and protection of its product and manufacturing process designs and other proprietary technology. To protect its proprietary technology, the Company generally limits access to its technology, treats portions of such technology as trade secrets, and obtains confidentiality or non-disclosure agreements from persons with access to the technology. The Company's agreements with its employees prohibit them from disclosing any confidential information, technology developments and business practices, and from disclosing any confidential information entrusted to the Company by other parties. Consultants engaged by the Company who have access to confidential information generally sign an agreement requiring them to keep confidential and not disclose any non-public confidential information. The Company has four patents and has filed eight other patent applications that are currently pending before the United States Patent and Trademark Office to protect both the construction and product design of its products. The Company plans to pursue intellectual property protection in foreign countries, primarily in the form of international patents, in instances where the technology covered is considered important enough to justify the added expense.

Employees

      As of June 30, 2002, the Company employed 643 full-time people including 17 temporary employees. Of these employees, 124 were members of the engineering staff, 435 were in manufacturing, 43 were in sales and marketing positions, and 41 were in management and support functions. None of these employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be excellent.

Item 2. Properties

      The principal facility of the Company is a 105,000 square foot building, which the Company owns, located on a 30 acre parcel in East Syracuse, New York. The building currently houses a substantial portion of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering activities.

      The Company leases a 20,000 square foot building in Frimley, England. Annual rental cost of this facility is approximately $370,000 and the Company is currently subletting the building. During the fiscal year ended June 30, 2002, payments to the Company under this sublease were at more than 90.0% of the full lease value. The existing lease term on this building runs to 2014. There is no assurance that the Company will be able to continuously sublet the building during the remaining lease term so as to offset its rental cost in whole or in part.

      The Company also leases a 15,700 square foot facility in Bohemia, New York, which houses the production, engineering and administrative functions of its subsidiary RF Power Components, Inc. pursuant to a lease that expires in June, 2003. Annual rent for this facility is approximately $132,000.

      Effective August 31, 2001, the Company signed a five year lease with an option for five additional years for approximately 20,000 square feet in North Andover, Massachusetts, which currently houses the acquired business of Amitron. Annual rent for this facility is approximately $155,000.

      The Company also leases a 45,000 square foot facility in Almelo, The Netherlands, which houses Anaren Europe which was acquired effective October 1, 2001. Annual rent for this facility is approximately $182,000 and the lease expires in December 2003.

      In March 2002, the Company signed a lease for a 12,300 square foot facility in Suzhou, China to begin light manufacturing and assembly activities for its Asian customers. This facility has an annual rent of $21,400 and expires in 2005, and may be renewed for an additional three year period. Additionally, the Company has an option to lease the second floor of this facility (approximately 12,300 square feet) at a slightly reduced rate per square foot. This option is available until March 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended June 30, 2002, there were no matters submitted to a vote of security holders.

Item 4A. Executive Officers of the Registrant

      Executive officers of the Company, their respective ages as of June 30, 2002, and their positions held with the Company are as follows:

Name                                    Age     Position

Lawrence A. Sala..........................39    President, Chief Executive
                                                  Officer, Chairman and Director
Carl W. Gerst, Jr.........................64    Chief Technical Officer, Vice
                                                  Chairman and Director
Gert R. Thygesen..........................47    Vice President, Technology
Joseph E. Porcello........................50    Vice President, Finance,
                                                  Treasurer
Mark P. Burdick...........................44    Vice President and General
                                                  Manager
Timothy P. Ross...........................43    Vice President, Business
                                                  Development
Thomas J. Passaro, Jr.....................41    Vice President and President of
                                                  RF Power
Raymond Simione...........................61    Vice President and President of
                                                  Amitron
Rutger Theunissen.........................34    Managing Director of Anaren
                                                  Europe
Stanley S. Slingerland....................54    Vice President, Human Resources

      Lawrence A. Sala joined the Company in 1984. He has been President since May 1995, has served as Chief Executive Officer since September 1997, and has been Chairman of the Board of Directors since November 2001. Mr. Sala became a member of the Board of Directors of the Company in 1995. He holds a bachelor's degree in computer engineering, a master's degree in electrical engineering and a master's degree in business administration, all from Syracuse University.

      Carl W. Gerst, Jr. has been a member of the Board of Directors of the Company since 1968. Mr. Gerst has served as Chief Technical Officer and Vice Chairman of the Board since May 1995 and served as Treasurer from May 1992 to November 2001. Mr. Gerst previously served as Executive Vice President of the Company from its founding until May 1995. He holds a bachelor's degree from Youngstown University and a master's degree in business administration from Syracuse University.

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

      Joseph E. Porcello joined the Company in 1977 and has served as Vice President, Finance, since May 1995 and Treasurer since November 2001. He previously served as the Company's Controller from 1981 to 1999. Mr. Porcello holds a bachelor's degree from the State University of New York at Buffalo and is a certified public accountant.

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

      Timothy P. Ross has been with the Company since 1982 and has served as Vice President -- Business Development since September, 2000. He served as Vice President and General Manager, Space and Defense Group, of the Company since November 1999. Mr. Ross served as Business Unit Manager -- Satellite Communications of the Company from 1995 to 1999 and as a Program Manager from 1988 to 1995. Mr. Ross holds an associate's degree in engineering science, a bachelor of science in electrical engineering from Clarkson University, and a Master's in Business Administration from the University of Rochester.

      Thomas J. Passaro, Jr. joined the Company in February 2000 in connection with the acquisition of RF Power. He serves as a Vice President of the Company and as President of RF Power. Mr. Passaro, a co-founder of RF Power, served as its President from June 1998 to February 2000 and as its Vice President from 1988 to June 1998.

      Raymond C. Simione joined the Company in August 2001 with the acquisition of Amitron. He serves as a Vice President of the Company and as President of Amitron. Mr. Simione was one of the founders of Amitron in 1985 and has served as its President since the founding. Mr. Simione holds an associate degree in electrical engineering from Lowell Technical Institute and a bachelor of science in industrial engineering from Merrimac College.

      Rutger Theunissen joined the Company in May 2002 as the Managing Director of Anaren Europe, The Netherland subsidiary acquired by the Company as of October 1, 2001. Prior to joining Anaren, Mr. Theunissen was a strategic purchaser for Philips Electronics from 1996 to 1998 and the Global Purchasing Manager for Philips Electronics from 1998 to 2000. Mr. Theunissen holds a bachelor's degree in chemical technology from the Delft University of Technology and a Master's in Business Administration from INSEAD in France.

      Stanley S. Slingerland joined the Company in 1980 and has served as Vice President, Human Resources since November 1996. He previously served as Human Resource Manager of the Company until 1996. Mr. Slingerland holds a bachelor's degree from Hope College. Effective July 12, 2002, Mr. Slingerland retired from the Company.

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

                                 Fiscal 2002                                         Fiscal 2001
                                   Quarter                                              Quarter
               -----------------------------------------------         -------------------------------------------
                  1st          2nd          3rd          4th             1st         2nd         3rd         4th
High            $26.010      $19.330      $19.630      $16.100         $71.375     $77.000     $66.500     $25.490

Low             $15.000      $13.500      $11.920       $7.640         $31.500     $34.625     $11.438     $10.000

      The Company had approximately 423 holders of record of its common stock at August 2, 2002.

      The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support the development of its business and does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs. Although there are no direct restrictions on payments of cash dividends under the Company's bank credit facility, the Company is required to maintain a certain level of tangible net worth. This requirement may restrict the ability of the Company to pay cash dividends in the future.

Item 6. Selected Consolidated Financial Data

      The selected consolidated financial data set forth below with respect to the Company's statements of income for each of the years in the three year period ended June 30, 2002, and with respect to the balance sheets at June 30, 2001 and 2002, are derived from the consolidated financial statements that have been audited by KPMG LLP, independent auditors, which are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such consolidated financial statements. The statements of income data for the years ended June 30, 1998 and June 30, 1999, and the balance sheet data at June 30, 1998, June 30, 1999 and June 30, 2000, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of operations included elsewhere herein.

                                                                       Years Ended
                                                   June 30,   June 30,    June 30,     June 30,    June 30,
                                                     2002       2001        2000         1999        1998
                                                   --------   --------    --------     --------    --------

                                                           (In thousands, except per share data)
Statement of Income Data:
Net sales                                          $ 73,568    $ 84,825    $ 60,172    $ 45,739    $ 37,449
Cost of sales                                        51,369      52,527      35,074      27,711      23,571
                                                   --------    --------    --------    --------    --------

Gross profit                                         22,199      32,298      25,098      18,028      13,878
                                                   --------    --------    --------    --------    --------

Operating expenses:
         Marketing                                    7,256       6,584       5,434       4,177       3,998
         Research and development                     6,283       5,023       3,816       2,835       1,380
         General and administrative                   8,105       8,392       4,394       3,220       2,873
         Restructuring                                   --         688          --          --          --
         Fire related                                   711          --          --          --          --
                                                   --------    --------    --------    --------    --------
         Total operating expenses                    22,355      20,687      13,644      10,232       8,251
                                                   --------    --------    --------    --------    --------

Operating income (loss)                                (156)     11,611      11,454       7,796       5,627
                                                   --------    --------    --------    --------    --------

Other income (expense):
         Interest expense                              (149)       (159)        (66)        (38)        (82)
         Other, primarily interest income             3,932       7,162       3,316       1,396         922
                                                   --------    --------    --------    --------    --------
         Total other income                           3,783       7,003       3,250       1,358         840
                                                   --------    --------    --------    --------    --------

Income before income taxes
  and extraordinary item                              3,627      18,614      14,704       9,154       6,467
Income taxes                                           (405)      6,400       5,063       2,204       2,330
                                                   --------    --------    --------    --------    --------
Income before extraordinary item                      4,032      12,214       9,641       6,950       4,137
Extraordinary item-gain on acquisition                3,407
                                                   --------    --------    --------    --------    --------
Net income                                         $  7,439    $ 12,214    $  9,641    $  6,950    $  4,137
                                                   ========    ========    ========    ========    ========

Basic earnings per share:
  Net income before extraordinary item             $    .18    $    .55    $    .54    $    .42    $    .28
Extraordinary item - gain on acquisition                .15          --          --          --          --
                                                   --------    --------    --------    --------    --------
Net income                                         $    .33    $    .55    $    .54    $    .42    $    .28
                                                   ========    ========    ========    ========    ========

Diluted earnings per share:
  Net income before extraordinary item             $    .17    $    .52    $    .50    $    .40    $    .26
  Extraordinary item - gain on acquisition              .15          --          --          --          --
                                                   --------    --------    --------    --------    --------
  Net income                                       $    .32    $    .52    $    .50    $    .40    $    .26
                                                   ========    ========    ========    ========    ========

Shares used in computing net earnings per share:
  Basic                                              22,323      22,134      17,978      15,566      14,952
  Diluted                                            23,090      23,455      19,299      17,310      15,711

                                                               Years Ended
                                             June 30,  June 30,   June 30,    June 30,   June 30,
                                               2002      2001       2000       1999        1998
                                             --------  --------   --------    --------   --------
                                                   (In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents                   $ 12,565   $ 11,748   $  6,179   $ 13,482   $ 11,249
Working capital                              143,487    146,677    106,271     39,053     38,965

Total assets                                 221,586    209,055    189,696     58,467     50,903
Long-term debt, less current installments         --         --         --         --         --
Stockholders' equity                         209,553    199,454    179,572     51,845     45,506

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

Overview

      The Company designs, develops, and markets integrated microwave components, assemblies, and subsystems for the wireless communications, satellite communications, and defense electronics markets. The Company uses its proprietary Multi-Layer Stripline technology to generate compact, lightweight, and cost-effective products for use in these markets. The Company offers its integrated assemblies and high-end subsystems to leading wireless communications equipment manufacturers such as Ericsson, Motorola, Lucent Technologies, and Nortel Networks and to satellite communications companies such as Boeing, Inc. and Lockheed Martin.

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

      Effective July 1, 2001, the Company adopted Financial Accounting Standard Board (FASB) Statement No. 141 - Business Combinations and Statement No. 142 - Goodwill and Other Intangibles. As a result of the adoption of these new standards and in conjunction with the completion of goodwill impairment reviews by an outside appraisal firm, the Company ceased amortization of the goodwill recorded as part of its previous acquisition transactions. If the Company had discontinued amortization of goodwill at the beginning of the first quarter of the prior fiscal year (2001), net earnings and basic and diluted earnings per share would have been increased by $1,553,042 or $.07 per share for the year ended June 30, 2001.

      On August 31, 2001, the Company acquired all of the outstanding capital stock of Amitron, Inc. Amitron is based in North Andover, Massachusetts and is primarily engaged in the design and manufacture of ceramic components and circuits for the medical, telecommunications and defense electronics markets. The aggregate purchase consideration was $11,693,256, consisting of cash of $9,919,664 (including cash direct acquisition costs), non-cash direct acquisition costs in the form of stock options for service of $18,183, and 95,704 shares of the Company's common stock with an aggregate value of $1,755,409. The acquisition was accounted for under the purchase method of accounting for business combinations.

      Effective October 1, 2001 the Company acquired all of the outstanding capital stock of The 5M Company Europe, B.V., a manufacturer of microwave circuits based in Almelo, The Netherlands. The Company's name was subsequently changed to Anaren Europe, B.V. Anaren Europe's manufacturing technology is similar to the Company's Multi-Layer Stripline technology. This manufacturing technology utilizes a unique metal backing technology which offers both cost and performance advantages for high power applications. The aggregate purchase consideration for this transaction was $4,088,547, consisting of cash of $3,869,823 (including direct acquisition costs), and Company stock options with an aggregate fair value of $218,724. The acquisition was accounted for under the purchase method of accounting for business combinations.

      In January 2002, Anaren Europe completed the reconstruction of its factory due to a fire in July 2001, which partially destroyed this facility. As of July 2002, Anaren Europe's facility is fully operational and the Company is actively engaged in rebuilding its customer base. As a result of the fire, Anaren Europe received an insurance settlement through its property and business interruption insurance policies of approximately $16.0 million in December 2001 to offset expenses incurred in out-sourcing production, cleaning the facility and equipment and repairing equipment damaged but not destroyed in the fire, and to recognize the replacement cost to be received for inventory and equipment destroyed by the fire.

      As a result of the fire and the subsequent insurance claim, the value of Anaren Europe's assets at the time of purchase was significantly higher than the consideration paid by Anaren. This situation resulted in significant negative goodwill being generated by the transaction, which, under current accounting convention, was first offset by writing down the acquired long-lived assets to zero and then by recognizing an "extraordinary gain" of $3,407,000, or $0.15 per share, in the second quarter ended December 31, 2001.

      In March 2002, the Company, through a newly created subsidiary, Anaren Communication Suzhou Co., Ltd., signed a three-year lease for a 12,300 square foot manufacturing facility in Suzhou Industrial Park in Suzhou, China. The Company has hired a General Manager for the facility and additional staffing began in early July 2002. The Company presently expects to begin light manufacturing and assembly at this location during the second quarter of fiscal 2003. It is anticipated that this facility will serve all of the Company's Asian customers and will concentrate on producing more labor intensive products. Additionally, it is expected that the Company will use this location to facilitate procurement of raw materials in China, when possible, for the Company's other subsidiaries.

Results of Operations

      The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                       Years Ended June 30,
                                                    --------------------------
                                                    2002       2001       2001
                                                    ----       ----       ----
Net sales .....................................    100.0%     100.0%     100.0%
Cost of sales .................................     69.8       61.9       58.3
                                                   -----      -----      -----
Gross profit ..................................     30.2       38.1       41.7
                                                   -----      -----      -----
Operating expenses:
     Marketing ................................      9.9        7.8        9.0
     Research and development .................      8.5        5.9        6.3
     General and administrative ...............     11.0        9.9        7.3
     Restructuring ............................       --        0.8         --
     Fire related .............................      1.0         --         --
                                                   -----      -----      -----
         Total operating expenses .............     30.4       24.4       22.6
                                                   -----      -----      -----
Operating income ..............................     (0.2)      13.7       19.1
                                                   -----      -----      -----
Other income (expense):
     Interest expense .........................     (0.2)      (0.2)      (0.1)
     Other, primarily interest income .........      5.3        8.4        5.5
                                                   -----      -----      -----
         Total other income ...................      5.1        8.2        5.4
                                                   -----      -----      -----
Income before income taxes and
  extraordinary item ..........................      4.9       21.9       24.5
Income taxes ..................................     (0.6)       7.5        8.4
                                                   -----      -----      -----
Net income before extraordinary item % ........      5.5%      14.4%      16.1%

Extraordinary item - gain on acquisition ......      4.6         --         --
                                                   -----      -----      -----
Net income ....................................     10.1%      14.4%      16.1%
                                                   =====      =====      =====

      The following table sets forth the Company's net sales by industry segment for the periods indicated:

                                       Years Ended June 30,
                                       --------------------
                                    2002       2001       2000
                                    ----       ----       ----
                                          (In thousands)
Wireless .......................   $47,497   $61,710    $38,807
Space & Defense ................    26,071    23,115     21,365
                                   -------   -------    -------
                                   $73,568   $84,825    $60,172
                                   =======   =======    =======

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Net Sales. Net sales decreased $11.2 million, or 13.3%, to $73.6 million for the year ended June 30, 2002 compared to $84.8 million for the previous year. This decrease was caused by a 23.0% drop in Wireless sales, which was partially offset by a 12.8% rise in sales of Space and Defense products.

The $14.2 million decrease in sales of Wireless products, which consist of standard surface mount components and custom subassemblies for use in building wireless base station equipment, was caused by a rapid downturn in capital expenditures for wireless infrastructure equipment which began in the latter part of fiscal 2001. This downturn resulted in numerous reductions in customer demand forecasts and delivery push outs beginning in March 2001 and continuing through fiscal 2002. This market downturn has affected all of the Company's Wireless product lines and has most severely affected sales of Wireless standard components. The downturn in Wireless market sales was somewhat offset by the inclusion of $8.4 million in sales in fiscal 2002 from Anaren Europe and Amitron, the Company's fiscal 2002 acquisitions. Although delivery push outs have stopped and the Company saw a $2.7 million increase in Wireless sales from quarter two to quarters three and a $1.6 million increase from quarter three to quarter four, the worldwide Wireless market downturn is expected to continue for an uncertain period.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar countermeasures subsystems for the military. Sales in the Space and Defense group rose $3.0 million, or 12.8%, in fiscal 2002, compared to the prior fiscal year. This increase in shipments resulted from factory production shipments for the Boeing Spaceway program. This satellite program, which entered full factory production in the fourth quarter of fiscal 2001, is expected to place Space and Defense shipments in the $7.0 - $7.5 million range, quarterly, through the remainder of calendar 2002.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs and test costs. Gross profit for fiscal 2002 was $22.2 million (30.2% of net sales), down from $32.3 million (38.1% of net sales) for the prior year. The decrease in gross margin resulted from the decline in sales volume, which caused under absorption of factory overhead compared to the previous year. Presently, the Company expects gross margins to remain at or below current levels in fiscal 2003 and not to improve significantly without an increase in sales volume, both domestically and at Anaren Europe in The Netherlands.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 10.1% to $7.3 million (9.9% of net sales) for fiscal 2002 from

$6.6 million (7.8% of net sales) for fiscal 2001. Marketing expenses increased due to the addition of new east and west coast marketing offices and the additional marketing expenses associated with the Company's acquired businesses, Amitron and Anaren Europe, which amounted to approximately $1.0 million in fiscal 2002.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses increased 25.1% to $6.3 million (8.5% of net sales) in fiscal 2002 from $5.0 million (5.9% of net sales) for fiscal 2001. Research and development expenditures are supporting further development of wireless infrastructure products and new wireless networking product opportunities with a renewed emphasis on developing new standard surface mount wireless products. Despite the current wireless market downturn, the Company does not expect to reduce its current research and development efforts in the near term and is presently working on a number of new standard wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, goodwill (in fiscal 2001) and intangible amortization, travel related expenses and other corporate costs. General and administrative expenses decreased 3.4% to $8.1 million (11.0% of net sales) for fiscal 2002 from $8.4 million (9.9% of net sales) for fiscal 2001. General and administrative expenses have decreased primarily due to the adoption of FASB Statement No. 142 which eliminated the amortization of goodwill starting in the first quarter of fiscal 2002. The elimination of goodwill reduced general and administrative expenses by $1.6 million in the current year compared to last year. This elimination of goodwill amortization was partially offset by an increase in identifiable intangible amortization of $356,000 in fiscal 2002 associated with the Company's acquisition of Amitron. Additionally, general and administrative expense for fiscal 2002 includes ten months and nine of expense for Amitron and Anaren Europe, respectively, which amounted to approximately $2.0 million in the aggregate.

Operating Income. Operating income decreased $11.8 million to an operating loss of $156,000 (0.2% of net sales) for fiscal 2002, from an operating profit of $11.6 million (13.7% of net sales) for fiscal 2001. On a reporting segment basis, the Wireless operating loss was $7.9 million for fiscal 2002, down 219.0% or $14.5 million from $6.6 million operating income in fiscal 2001. The principal reason for the decrease in Wireless operating income in fiscal 2002 compared to fiscal 2001 was the 23.0% decrease in wireless sales year over year due to the large decrease in Wireless base station equipment demand worldwide, which began in the last half of fiscal 2001 and continues at the present time. The large decline in sales levels in the Wireless segment resulted in significant under absorption of fixed overhead within the group during the current fiscal year. Additionally, operating income in the Wireless sector was further decreased by the $4.4 million operating loss at Anaren Europe in fiscal 2002 due to the fire recovery costs and the low level of sales caused by the fire.

Space and Defense operating income rose $2.7 million, or 52.5%, for fiscal 2002 compared to fiscal 2001. This increase resulted from a $3.0 million rise in Space and Defense revenues year over year, due to the Spaceway Program entering full production at the end of fiscal year 2001.

This increase in revenue resulted in better absorption of fixed overhead in fiscal 2002 compared to the previous year. Additionally, cost reduction and efficiency efforts in this segment were successful in reducing the overall cost of operations in fiscal 2002 compared to the prior year.

Other Income. Other income is primarily interest income received on invested cash balances and income from debt extinguishment due to leased equipment destroyed in the Anaren Europe July 2001 fire. Other income decreased 45.1% to $3.9 million (5.3% of net sales) for the year ended June 30, 2002 from $7.2 million (8.4% of net sales) for the same period last year. This decrease was caused mainly by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Fund rates, and the use of approximately $12.1 million in cash to complete the acquisitions of Amitron and Anaren Europe. Interest income will fluctuate based on the level of interest rates and the level of investible cash balances. During the fourth quarter of fiscal 2002, the Company recorded an other income item amounting to approximately $194,000 representing the remaining principal balance on a capitalized lease obligation which was no longer payable by the Company. The equipment leased by the Company was destroyed in the July 2001 fire.

Interest Expense: Interest expense primarily represents loan interest, commitment fees and interest incurred on certain deferred obligations. Interest expense for fiscal 2002 was $149,000 (0.2% of net sales) compared to $160,000 (0.2% of net sales) for fiscal 2001.

Income Taxes. The tax benefit for fiscal 2002 was $405,000 ((0.6)% of net sales). This compared to tax expense of $6.4 million (7.5% of net sales) for fiscal 2001, representing an effective tax rate of 34.4%. During the fourth quarter, the Company finalized an analysis of certain available research credits and export tax benefits and recorded a tax benefit of $857,000. In addition, the Company's effective tax rate decreased as a direct result of the increased proportion of federally exempt state municipal bond income in relation to income before taxes. Going forward the Company's effective tax rate will be impacted by the levels of tax credits, export tax benefits, nontaxable interest income and the income/loss generated by the foreign subsidiaries in relation to income before taxes.

Extraordinary gain. The extraordinary gain in fiscal 2002 of $3.4 million (4.6% of net sales) resulted from the purchase of Anaren Europe. As a result of the fire and the subsequent insurance settlement, the value of the Anaren Europe assets at the time of purchase was significantly higher than the consideration paid by Anaren. This situation resulted in significant negative goodwill being generated by the transaction, which, under current accounting convention, was first offset by writing down the acquired fixed assets to zero and then by recognizing an "extraordinary gain" of $3,407,000, or $0.15 per share, in the second quarter of fiscal 2002.

Year Ended June 30, 2001 (Fiscal 2001) Compared to Year Ended June 30, 2000 (Fiscal 2000)

Net Sales. Net sales for fiscal 2001 were $84.8 million, up 41.0% over net sales of $60.2 million in fiscal 2000. The increase was the result of a 59.0% rise in Wireless sales and an 8.2% increase in shipments of Space and Defense products.

The increase in the sale of Wireless products amounted to $22.9 million and reflects mainly the addition of sales the Company's two acquisitions, Anaren Power Products and RF Power, whose combined sales were $24.1 million for fiscal 2001. Wireless product sales growth, after adjusting for these acquisitions, was approximately 12.4%, or $4.1 million, in fiscal 2001 compared to the prior year sales.

During the latter part of fiscal 2001, the Company saw a rapid downturn in expenditures for capital infrastructure by service providers. This resulted in an increasing number of reductions in customer demand forecasts and delivery pushouts beginning toward the end of February 2001 and continuing through June 2001. This severe market downturn had a negative impact on all of the Company's Wireless product lines that continues at present.

Sales in the Space and Defense group rose $1.8 million, or 8.2%, in fiscal 2001 compared to the prior fiscal year. This small increase in shipments resulted from the first pre-production engineering hardware shipments and initial production shipments for the Boeing Spaceway program. This program, which had been in an engineering design phase for the preceding year and a half, entered full factory production in the fourth quarter of fiscal 2001.

Gross Profit. Gross profit for fiscal 2001 was $32.3 million (38.1% of net sales), up $7.2 million from $25.1 million (41.7% of net sales) for fiscal 2000. Gross profit increased significantly due to the absolute increase in sales in fiscal 2001 compared to fiscal 2000. The rise in sales volume did not result in further improvement in gross margin as a percent of sales, year over year, as the gross margin at the Company's new subsidiaries, which provided the majority of the fiscal 2001 sales growth, were below those of its main plant operations in East Syracuse, New York. Additionally, gross profit improvement was further hindered by the decline in shipments in the second half of fiscal 2001 due to the downturn in capital spending for wireless infrastructure equipment. In light of the lower sales levels, the Company took action to consolidate its operations, reduced its personnel levels by over 25.0% from their peak in February 2001, and decreased other indirect costs.

Marketing. Marketing expenses increased 21.1% to $6.6 million (7.8% of net sales) for fiscal 2001 from $5.4 million (9.0% of net sales) for fiscal 2000. This increase was a result of the continuing expansion of the marketing and sales organization to support the Company's expanding commercial markets, as well as eleven and eight months of expense for Anaren Power Products and RF Power, respectively, not included in fiscal 2000 expenses.

Research and Development. Research and development expenses increased 31.6% to $5.0 million (5.9% of net sales) in fiscal 2001 from $3.8 million (6.3% of net sales) for fiscal 2000. Research and development expenditures expanded to support further development of wireless infrastructure products and new broadband fixed wireless product opportunities. The inclusion of Anaren Power Products and RF Power in the Company's research and development expense in fiscal 2001 accounted for approximately $438,000 in additional expenses.

General and Administrative. General and administrative expenses increased 91.0% to $8.4 million (9.9% of net sales) for fiscal 2001 from $4.4 million (7.3% of net sales) for fiscal 2000. General and administrative expenses increased due to the hiring of additional personnel to support the Company's corporate acquisition activity, a rise in professional fees due to the Company's growth, and amortization of goodwill expense related to acquisitions. Additionally, the fiscal 2001 expense includes 11 and eight months general and administrative expense for Anaren Power Products and RF Power, respectively, not included in fiscal 2000.

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

Operating Income. Operating income increased 1.3% to $11.6 million (13.7% of net sales) for fiscal 2001, compared to $11.5 million (19.1% of net sales) for fiscal 2000. On a reporting segment basis Wireless operating income was $6.6 million for fiscal 2001, down 21.4% from $8.4 million for fiscal 2000. The main reason for the decline in Wireless operating income was the sudden drop in worldwide demand for wireless infrastructure equipment which resulted in a severe decline in Company Wireless sales in the latter part of fiscal 2001. These significantly lower sales levels, coupled with the restructuring charge related to the closing of Anaren Power Products' New Jersey facility and relocation of its ferrite production to the Company's East Syracuse, New York facility, caused steep declines in Wireless operating income which culminated in a Wireless operating loss in the fourth quarter.

Space and Defense operating income rose 64.2% to $5.1 million in fiscal 2001, compared to $3.1 million in fiscal 2000. This increase resulted from a $1.9 million rise in revenue for this segment in fiscal 2001, as well as a much more profitable product mix for fiscal 2001 compared to the previous fiscal year which allowed the Company to ship more product with a lower head count within the segment.

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

Critical Accounting Policies

The methods, estimates and judgments management uses in applying the Company's most critical accounting policies have a significant impact on the results reported in the Company's financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of Anaren's financial condition and results, and requires management to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical policies include: valuation of accounts receivable, which impacts general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and intangibles; and accounting for income taxes, which impacts valuation allowance and the effective tax rate. Management reviews the estimates, including, but not limited to, allowance for doubtful accounts, inventory reserves and income tax valuations on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could differ from these estimates.

The Company states inventories at the lower of cost or market, using a standard cost methodology to determine the cost basis for the inventory. This method approximates actual cost on a first-in-first-out basis. The recoverability of inventories is based on the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology. The Company's accounts receivable represent those amounts, which have been billed to our customers but not yet collected. The Company analyzes various factors including historical experience, credit worthiness of customers and current market and economic conditions. The allowance for doubtful accounts balance is established based on the portion of those accounts receivable which are deemed to be potentially uncollectible. Changes in judgments on these factors could impact the timing of costs recognized.

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. The Company evaluates the need for valuation allowances on a regular basis and adjust as needed. These adjustments, when made, would have an impact on the Company's financial statements in the period that they were recorded.

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

The projection of future cash flows for the goodwill impairment analysis requires significant judgments and estimates with respect to future revenues related to the assets and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in changes in this assessment and result in an impairment charge. The use of different assumptions could increase or decrease the related impairment charge.

Liquidity and Capital Resources

Net cash provided by operations for the years ended June 30, 2002 and 2001 were $17.1 million and $16.7 million, respectively. The positive cash flow from operations in both fiscal 2002 and 2001 was due to the net income attained in both years and, in fiscal 2002, to the large amount of cash received in the second and third quarters ($10.7 million) from the Anaren Europe insurance settlement. Additionally, the increase in cash generated by operations in fiscal 2001 was augmented by $5.4 million generated by tax benefits related to the exercise of stock options by employees compared to $461,000 in fiscal 2002.

Net cash used in investing activities in fiscal 2002 consists of funds used to purchase capital equipment and cash used to purchase the capital stock of Amitron in August 2001 and Anaren Europe in October 2001. Capital equipment placed in service amounted to $9.8 million, including $5.8 million at Anaren Europe, in the year ended June 30, 2002 compared to $8.0 million in the previous fiscal year. Additionally, the Company expended $9.9 million in cash to purchase all the capital stock of Amitron. Funds for this transaction were obtained through the proceeds of matured marketable debt securities in the amount of $13.3 million. In October 2001, the Company expended $3.9 million in cash to purchase the capital stock of Anaren Europe. Funds for this transaction came from the Company's operating cash account. Additionally, the Company expended $5.2 million in fiscal 2002 to purchase common stock of Celeritek, Inc. Funds for these purchases came from the Company's operating cash account.

The majority of the cash used in investing activities in fiscal 2001 was the $17.9 million used to purchase the assets of Ocean Microwave, Inc. Funds for this transaction were obtained through the proceeds of matured marketable debt securities in the amount of $18.5 million.

Net cash used by financing activities was $1.6 million in fiscal 2002 and consisted of $2.0 million used to pay off loans of Amitron and Anaren Europe, reduced by $399,000 generated from the exercise of stock options. In the prior year funds generated by financing activities amounted to $1.2 million and consisted of $2.9 million generated through the exercise of stock options, and $408,000 used to pay off loans of Ocean Microwave which were assumed as part of the asset purchase.

Additionally, during the fourth quarter of fiscal 2001, $1.3 million was used to repurchase 117,000 shares of the Company's common stock. The purchases were made under a 2.0 million share repurchase program authorized by the Board of Directors. No repurchases of the Company's shares took place in fiscal 2002.

The Company has a credit facility providing an unsecured $10 million working capital revolving line of credit bearing interest at the LIBOR interest rate plus one hundred twenty-five basis points and maturing December 31, 2006. The terms of the credit facility require maintenance of a minimum tangible net worth, ratio of cash flows to maturities, and leverage ratio as defined in the applicable loan agreement. The Company believes that it was in compliance with all restrictions and covenants at June 30, 2002. At June 30, 2002, $0 was outstanding under the credit facility. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations, and funds available under the credit facility.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                               Less
                                  Total      Than 1 Yr.   2 - 3 Yrs.   4 - 5 Yrs.  Over 5 Yrs.
                                  -----      ----------   ----------   ---------   ----------
                                                 Payment Due by Period
                                                 ---------------------
Contractual obligations
-----------------------
Long term debt                  $       --   $       --   $       --   $       --   $       --
Operating leases - facilities    6,023,091      994,409    1,341,155    1,021,325    2,666,202
Deferred compensation              526,808       65,000      130,000      130,000      201,808
Lines of credit                         --           --           --           --           --

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

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS
145). SFAS 145 is required for adoption for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. The Company has reviewed the provisions of SFAS 145, and believes that upon adoption, the Statements will not have a significant effect on its consolidated financial statements.

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, Accounting for Restructuring Costs (SFAS 146). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF Issue 94-3.

Quantitative and Qualitative Disclosures About Market Risk

The following discusses the Company's possible exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Annual Report on Form 10K.

As of June 30, 2002, the Company had cash, cash equivalents and marketable securities of $124.9 million, of which approximately $108.5 million consisted of highly liquid investments in marketable debt securities and $3.8 million consisted of marketable equity securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from June 30, 2002 rates, or 0.3%, would have reduced net income and cash flow by approximately $328,000, or $0.014 per share for the year. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company currently owns equity investments held for sale with a market value of approximately $3.8 million. Fluctuations in market value of these securities are charged to stockholders' equity monthly. A theoretical 10.0% decline in market value of these securities would result in a $380,000 reduction in stockholders' equity.

All of the Company's sales from its domestic U.S. subsidiaries to foreign customers are denominated in United States dollars and, accordingly are not exposed to foreign currency exchange risk. Sales of the Company's Netherlands subsidiary, Anaren Europe, are denominated in Euros to European customers and United States dollars to U.S. customers. Sales to U.S. customers by Anaren Europe denominated in United States dollars would be subject to currency exchange losses. At present, due to the fire at Anaren Europe, sales of that subsidiary to U.S. customers in U.S. dollars subject to possible currency losses are less than $100,000 per quarter and thus any possible losses due to currency fluctuations would not be material to the operating results of the Company until such time as Anaren Europe's sales increase significantly.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial statement schedules called for by this Item are provided under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K," which information is incorporated herein by reference.

The unaudited supplementary financial information required by this Item is contained in note 23 to the consolidated financial statements of the Company which are included elsewhere in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

Information required by this Item concerning directors of the Company is contained in the Company's proxy statement filed with respect to the 2002 Annual Meeting of Shareholders and is incorporated by reference herein. The information regarding executive officers of the Company required by this Item is included in
Item 4A hereof.

Item 11. Executive Compensation

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2002 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2002 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2002 Annual Meeting of Shareholders and is incorporated by reference herein.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. and 2. Financial Statements and Schedules:

                  Reference is made to the Index of Financial Statements hereinafter contained

            3.    Exhibits:

                  Reference is made to the list of Exhibits hereinafter contained

(b) Current Reports on Form 8-K:

                  The Company was not required to file a Current Report on Form 8-K during the quarter ended June 30, 2002.

(c) Exhibits:

      Index to Exhibits

Exhibit No.                        Description
-----------                        -----------

     3.1          Certificate of Incorporation, as amended (1)

     3.2          Restated By-Laws (2)

     4.1          Specimen Certificate of Common Stock (3)

     4.2 Shareholder Protection Rights Agreement dated as of April 20, 2001, between the Company and American Stock Transfer & Trust Company, including forms of Rights Certificate and Election to Exercise (4)

     10.1 Employment Agreement, dated as of July 1, 2001, between the Company and Lawrence A. Sala (5)

     10.2         Pension Plan and Trust (6)

     10.3 Anaren Microwave, Inc. Incentive Stock Option Plan, as amended (7)

     10.4 Anaren Microwave, Inc. 1989 Non-statutory Stock Option Plan, as amended (8)

     10.5 Credit Facility Agreement, dated as of December 23, 1997, between the Company and Manufacturers and Traders Trust Company, together with the Revolving Credit Note dated December 23, 1997 executed by the Company in favor of Manufacturers and Traders Trust Company (9)

     10.8 Amendment dated January 1, 2002 to Credit Facility Agreement, dated as of December 23, 1997, between the Company and Manufacturers and Traders Trust Company. (10)

     10.8 Anaren Microwave, Inc. Incentive Stock Option Plan for Key Employees (11)

     10.9         Anaren Microwave, Inc. Stock Option Plan (12)

     10.10 Employment Agreement, dated as of February 29, 2000, between the Company and Thomas J. Passaro, Jr. (13)

     10.11 Form of Change of Control Agreements dated March 15, 2002 with Joseph Porcello, Mark Burdick, Timothy Ross, Stanley Slingerland and Gert Thygesen

     10.12 Employment Agreement, dated as of April 25, 2002, between the Company and Rutger Theunissen

     10.13 Employment Agreement, dated as of August 31, 2001, between the Company and Raymond C. Simione

     21           Subsidiaries of the Company

     23           Consent of KPMG LLP

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

(5) Incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 2001.

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

(9) Incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 1997.

(10) Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2001.

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

                             Anaren Microwave, Inc.

                             /s/ Lawrence A. Sala
                             --------------------------------------
                             Name:  Lawrence A. Sala
                             Title: President and Chief Executive Officer

Date: August 6, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

--------------------------------------------------------------------------------------------------------------------
                Signature                                     Title                                 Date
--------------------------------------------------------------------------------------------------------------------

                                           President, Chief Executive Officer and              August 6, 2002
        --------------------------
             Lawrence A. Sala              Chairman of the Board, Director
                                           (Principal Executive Officer)
--------------------------------------------------------------------------------------------------------------------

                                           Vice President of Finance and Treasurer             August 6, 2002
        --------------------------
            Joseph E. Porcello             (Principal Financial and
                                           Accounting Officer)
--------------------------------------------------------------------------------------------------------------------

                                           Chief Technical Officer,                            August 6, 2002
        --------------------------
            Carl W. Gerst, Jr.             Vice Chairman of the Board and Director
--------------------------------------------------------------------------------------------------------------------

                                           Director                                            August 6, 2002
        --------------------------
            Herbert I. Corkin
--------------------------------------------------------------------------------------------------------------------

                                           Director                                            August 6, 2002
        --------------------------
               Dale F. Eck
--------------------------------------------------------------------------------------------------------------------

                                           Director                                            August 6, 2002
        --------------------------
            Matthew S. Robison
--------------------------------------------------------------------------------------------------------------------

                                           Director                                            August 6, 2002
        --------------------------
              David Wilemon
--------------------------------------------------------------------------------------------------------------------

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2002 and 2001

                   (With Independent Auditors' Report Thereon)

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                                      Index

                                                                            Page

Independent Auditors' Report                                                   1

Consolidated Balance Sheets as of June 30, 2002 and 2001                       2

Consolidated Statements of Income for the years
  ended June 30, 2002, 2001, and 2000                                          3

Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the years ended
  June 30, 2002, 2001, and 2000                                                4

Consolidated Statements of Cash Flows for the years
  ended June 30, 2002, 2001, and 2000                                          5

Notes to Consolidated Financial Statements                                     6

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren Microwave, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                       /s/ KPMG LLP

Syracuse, New York
August 5, 2002

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 2002 and 2001

                     Assets                            2002            2001
                                                   ------------    ------------
Current assets:
    Cash and cash equivalents                      $ 12,565,424      11,748,542
    Securities available for sale (note 4)            3,820,942              --
    Securities held to maturity (note 4)             98,955,299     108,557,983
    Receivables, less allowance for doubtful
       accounts of $529,000 and $195,000
       in 2002 and 2001, respectively                13,106,583      11,504,168
    Inventories (note 5)                             20,119,433      18,566,977
    Accrued interest receivable                       1,206,396       1,304,877
    Refundable income taxes                                  --          53,804
    Prepaid expenses                                    941,691         569,242
    Deferred income taxes (note 19)                   1,356,294         956,759
    Other current assets                                188,482       1,156,158
                                                   ------------    ------------
           Total current assets                     152,260,544     154,418,510
Securities held to maturity (note 4)                  9,564,558      11,725,960
Property, plant, and equipment, net (note 6)         26,592,375      18,805,901
Goodwill (note 3)                                    30,715,861      23,410,534
Deferred income taxes (note 19)                              --         263,348
Patent, net of accumulated amortization
    of $215,613 and $143,742 in 2002
    and 2001, respectively (note 1)                     359,353         431,223
Other intangible assets, net of accumulated
    amortization of $356,390 at June 30, 2002         2,093,610              --
                                                   ------------    ------------
                                                   $221,586,301     209,055,476
                                                   ============    ============
       Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                               $  5,046,048       2,985,793
    Accrued expenses (note 7)                         2,766,350       2,966,258
    Income taxes payable                                530,857         938,984
    Customer advance payments                           244,831         767,790
    Other current liabilities (note 9)                  185,725          65,000
                                                   ------------    ------------
           Total current liabilities                  8,773,811       7,723,825
Deferred income taxes (note 19)                       1,357,359              --
Postretirement benefit obligation (note 18)           1,440,085       1,391,496
Other liabilities (note 9)                              461,808         486,380
                                                   ------------    ------------
           Total liabilities                         12,033,063       9,601,701
                                                   ------------    ------------
Commitments and concentrations
    (notes 20, 21, and 22)
Stockholders' equity:
    Common stock, $0.01 par value. Authorized
       200,000,000 shares (notes 11 and 16);
       issued 25,636,442 and 25,496,238
       in 2002 and 2001, respectively                   256,364         254,962
    Additional paid-in capital                      168,901,645     166,051,341
    Unearned compensation (note 14)                  (1,086,669)     (1,723,377)
    Retained earnings                                47,082,597      39,643,487
    Accumulated other comprehensive loss
       (note 15)                                       (828,061)             --
                                                   ------------    ------------
                                                    214,325,876     204,226,413
    Less cost of 3,177,822 treasury shares            4,772,638       4,772,638
                                                   ------------    ------------
           Total stockholders' equity               209,553,238     199,453,775
                                                   ------------    ------------
                                                   $221,586,301     209,055,476
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Years ended June 30, 2002, 2001, and 2000

                                                        2002            2001            2000
                                                    ------------    ------------    ------------
Net sales                                           $ 73,568,319      84,825,275      60,171,836
Cost of sales                                         51,369,597      52,526,584      35,074,116
                                                    ------------    ------------    ------------
           Gross profit                               22,198,722      32,298,691      25,097,720
                                                    ------------    ------------    ------------
Operating expenses:
    Marketing                                          7,255,465       6,584,090       5,433,627
    Research and development                           6,282,846       5,022,882       3,815,862
    General and administrative                         8,105,264       8,392,118       4,394,099
    Restructuring (note 8)                                    --         688,337              --
    Fire related (note 2)                                711,400              --              --
                                                    ------------    ------------    ------------
           Total operating expenses                   22,354,975      20,687,427      13,643,588
                                                    ------------    ------------    ------------
           Operating income (loss)                      (156,253)     11,611,264      11,454,132
                                                    ------------    ------------    ------------
Other income (expense):
    Interest expense                                    (149,257)       (159,506)        (65,999)
    Other, primarily interest income                   3,932,376       7,162,210       3,315,666
                                                    ------------    ------------    ------------
           Total other income                          3,783,119       7,002,704       3,249,667
                                                    ------------    ------------    ------------
           Income before income taxes                  3,626,866      18,613,968      14,703,799

Income tax expense (benefit) (note 19)                  (405,000)      6,400,000       5,063,000
                                                    ------------    ------------    ------------
           Income before extraordinary item            4,031,866      12,213,968       9,640,799
Extraordinary item - gain on acquisition (note 2)      3,407,244              --              --
                                                    ------------    ------------    ------------
           Net income                               $  7,439,110      12,213,968       9,640,799
                                                    ============    ============    ============
Basic net income per common and common
    equivalent share:
       Income before extraordinary item             $       0.18            0.55            0.54
       Extraordinary item - gain on acquisition             0.15              --              --
                                                    ------------    ------------    ------------
           Net income                               $       0.33            0.55            0.54
                                                    ============    ============    ============
Diluted net income per common and common
    equivalent share:
       Income before extraordinary item             $       0.17            0.52            0.50
       Extraordinary item - gain on acquisition             0.15              --              --
                                                    ------------    ------------    ------------
           Net income                               $       0.32            0.52            0.50
                                                    ============    ============    ============
Shares used in computing net income per
    common and common equivalent share:
       Basic                                          22,322,546      22,133,585      17,977,782
       Diluted                                        23,089,553      23,455,244      19,299,460

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                    Years ended June 30, 2002, 2001, and 2000

                                                           Common stock   Additional
                                           Comprehensive   ------------     paid-in       Unearned
                                               Income         Amount        capital     compensation
                                           -------------   ------------   ------------  ------------
Balance at June 30, 1999                                     $196,631     37,338,383             --
    Net income                                                     --             --             --
    Stock options exercised (note 13)                           4,698      1,459,929             --
    Tax benefit from exercise
       of stock options (note 19)                                  --      2,513,788             --
    Issuance of restricted stock (note 14)                        720        893,280       (894,000)
    Amortization of unearned
       compensation (note 14)                                      --             --        170,288
    Issuance of stock in connection
       with acquisition (note 2)                                  705      1,743,962             --
    Sale of common stock (note 11)                             46,890    112,147,825             --
    Dividends to stockholders (note 12)                            --             --             --
                                                             --------   ------------     ----------
Balance at June 30, 2000                                      249,644    156,097,167       (723,712)
    Net income                                                     --             --             --
    Purchase of treasury stock                                     --             --             --
    Stock options exercised (note 13)                           5,009      2,882,102             --
    Tax benefit from exercise
       of stock options (note 19)                                  --      5,375,231             --
    Issuance of restricted stock (note 14)                        309      1,524,791     (1,525,100)
    Amortization of unearned
       compensation (note 14)                                      --             --        525,435
    Stock options granted for services
       (note 13)                                                   --        172,050             --
                                                             --------   ------------     ----------
Balance at June 30, 2001                                      254,962    166,051,341     (1,723,377)

Comprehensive income (loss):
    Net income                                $7,439,110           --             --             --
    Other comprehensive income (loss):
       Foreign currency translation
         adjustment                              687,667           --             --             --
       Minimum pension liability
         adjustment, net of tax of $54,737      (106,254)          --             --             --
       Unrealized loss on securities
         available-for-sale                   (1,409,474)          --             --             --
                                              ----------
              Other comprehensive loss          (828,061)          --             --             --
                                              ----------
              Total comprehensive income       6,611,049
                                              ==========
    Stock options exercised (note 13)                             445        398,273             --
    Tax benefit from exercise
       of stock options (note 19)                                            460,672             --
    Issuance of stock in connection
       with acquisition (note 2)                                  957      1,754,452             --
    Stock options granted in connection
       with acquisition (note 2)                                   --        218,724             --
    Amortization of unearned
       compensation (note 14)                                      --             --        636,708
    Stock options granted for services
       (note 13)                                                   --         18,183             --
                                                             --------   ------------     ----------
Balance at June 30, 2002                                      256,364    168,901,645     (1,086,669)
                                                             ========   ============     ==========

                                                             Accumulated
                                                                other        Treasury stock      Total
                                               Retained     comprehensive    --------------   stockholders'
                                               earnings     loss (note 15)       Amount          equity
                                             ------------   --------------   --------------   ------------
Balance at June 30, 1999                       17,791,467              --    $ (3,480,983)     51,845,498
    Net income                                  9,640,799              --              --       9,640,799
    Stock options exercised (note 13)                  --              --              --       1,464,627
    Tax benefit from exercise
       of stock options (note 19)                      --              --              --       2,513,788
    Issuance of restricted stock (note 14)             --              --              --              --
    Amortization of unearned
       compensation (note 14)                          --              --              --         170,288
    Issuance of stock in connection
       with acquisition (note 2)                       --              --              --       1,744,667
    Sale of common stock (note 11)                     --              --              --     112,194,715
    Dividends to stockholders (note 12)            (2,747)             --              --          (2,747)
                                             ------------    ------------    ------------    ------------
Balance at June 30, 2000                       27,429,519              --      (3,480,983)    179,571,635
    Net income                                 12,213,968              --              --      12,213,968
    Purchase of treasury stock                         --              --      (1,291,655)     (1,291,655)
    Stock options exercised (note 13)                  --              --              --       2,887,111
    Tax benefit from exercise
       of stock options (note 19)                      --              --              --       5,375,231
    Issuance of restricted stock (note 14)             --              --              --              --
    Amortization of unearned
       compensation (note 14)                          --              --              --         525,435
    Stock options granted for services
       (note 13)                                       --              --              --         172,050
                                             ------------    ------------    ------------    ------------
Balance at June 30, 2001                       39,643,487              --      (4,772,638)    199,453,775

Comprehensive income (loss):
    Net income                                  7,439,110              --              --       7,439,110
    Other comprehensive income (loss):
       Foreign currency translation
         adjustment                                    --              --              --              --
       Minimum pension liability
         adjustment, net of tax of $54,737             --              --              --              --
       Unrealized loss on securities
         available-for-sale                            --              --              --              --

              Other comprehensive loss                 --        (828,061)             --        (828,061)

              Total comprehensive income

    Stock options exercised (note 13)                  --              --              --         398,718
    Tax benefit from exercise
       of stock options (note 19)                      --              --              --         460,672
    Issuance of stock in connection
       with acquisition (note 2)                       --              --              --       1,755,409
    Stock options granted in connection
       with acquisition (note 2)                       --              --              --         218,724
    Amortization of unearned
       compensation (note 14)                          --              --              --         636,708
    Stock options granted for services
       (note 13)                                       --              --              --          18,183
                                             ------------    ------------    ------------    ------------
Balance at June 30, 2002                       47,082,597        (828,061)   $ (4,772,638)    209,553,238
                                             ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 2002, 2001, and 2000

                                                                         2002             2001            2000
                                                                     ------------    ------------    ------------
Cash flows from operating activities:
    Net income                                                       $  7,439,110      12,213,968       9,640,799
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization of plant and
            equipment                                                   3,844,834       2,775,594       1,768,234
         Amortization of intangibles                                      428,261       1,624,913         245,667
         Provision for doubtful accounts                                  334,000         140,000              --
         Deferred income taxes                                         (1,863,179)       (347,025)       (120,900)
         Unearned compensation                                            636,708         525,435         170,288
         Tax benefit from exercise of stock options                       460,672       5,375,231       2,513,788
         Extraordinary gain on acquisition                             (3,407,244)             --              --
         Changes in operating assets and liabilities, net
            of business acquisitions:
              Receivables                                                 272,979         836,617      (3,722,212)
              Refundable income taxes                                      53,804         636,925         (56,360)
              Inventories                                                 159,164      (4,184,124)     (2,527,080)
              Accrued interest receivable                                 486,484         816,173      (1,537,683)
              Prepaid expenses                                           (372,449)         89,550        (399,468)
              Insurance receivable                                     10,749,113              --              --
              Other assets                                              1,004,493        (607,052)       (137,428)
              Accounts payable                                             62,622      (3,376,398)        179,239
              Income taxes payable                                       (408,127)        315,553         151,241
              Accrued expenses                                         (2,286,370)        537,628         169,792
              Customer advance payments                                  (522,959)        165,833         253,503
              Postretirement benefit obligation                          (112,402)         66,518          46,409
              Other liabilities                                            96,153        (947,222)        138,923
                                                                     ------------    ------------    ------------
                 Net cash provided by operating activities             17,055,667      16,658,117       6,776,752
                                                                     ------------    ------------    ------------
Cash flows from investing activities:
    Capital expenditures                                               (9,809,078)     (7,975,512)     (6,022,444)
    Net (purchases) sales of marketable debt and equity securities      6,533,670      13,517,619    (113,820,158)
    Purchase of businesses, net of cash acquired (note 2)             (12,073,362)    (17,818,476)     (7,510,093)
                                                                     ------------    ------------    ------------
                 Net cash used in investing activities                (15,348,770)    (12,276,369)   (127,352,695)
                                                                     ------------    ------------    ------------
Cash flows from financing activities:
    Payments on notes and line of credit                               (1,976,400)       (407,864)       (383,026)
    Stock options exercised                                               398,718       2,887,111       1,464,627
    Proceeds from sale of common stock, net (note 11)                          --              --     112,194,715
    Purchase of treasury stock                                                 --      (1,291,655)             --
    Dividends to stockholders (note 12)                                        --              --          (2,747)
                                                                     ------------    ------------    ------------
                 Net cash provided by (used in)
                    financing activities                               (1,577,682)      1,187,592     113,273,569
                                                                     ------------    ------------    ------------
Effect of exchange rates                                                  687,667              --              --
                                                                     ------------    ------------    ------------
                 Net increase (decrease) in cash and
                    cash equivalents                                      816,882       5,569,340      (7,302,374)
Cash and cash equivalents at beginning of year                         11,748,542       6,179,202      13,481,576
                                                                     ------------    ------------    ------------
Cash and cash equivalents at end of year                             $ 12,565,424      11,748,542       6,179,202
                                                                     ============    ============    ============

See accompanying notes to consolidated financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

(1)   Summary of Significant Accounting Policies

      (a)   Principles of Consolidation

            The consolidated financial statements include the accounts of Anaren Microwave, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Operations

            The Company is engaged in the design, development, and manufacture of microwave components, assemblies, and subsytems which receive and analyze radar signals and other microwave transmissions. Its primary products include devices and systems used in the wireless communications, satellite communications, and defense electronics markets.

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

      (d)   Cash Equivalents

            Cash equivalents of $9,608,324 and $11,668,663 at June 30, 2002 and 2001, respectively, consist of certificates of deposit and money market instruments having maturities of three months or less. Cash equivalents are stated at cost which approximates fair value.

      (e)   Marketable Securities

            The Company classifies its securities as either available for sale or held to maturity, as the Company does not hold any securities considered to be trading. Held to maturity securities are those debt securities for which the Company has the positive intent and the ability to hold until maturity. All other securities not included in held to maturity are classified as available for sale.

            Held to maturity securities are recorded at amortized cost. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax affect, on available for sale securities are excluded from earnings and are reported as accumulated other comprehensive income or loss until realized.

            A decline in the fair value of any available for sale or held to maturity security, that is deemed other than temporary, is charged to earnings resulting in the establishment of a new cost basis for the security, and dividend and interest income are recognized when earned.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      (f)   Inventories

            Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Work-in-process inventories related to fixed-price contracts are stated at the accumulated cost of material, labor, and manufacturing overhead, less the estimated cost of units delivered.

      (g)   Property, Plant, and Equipment

            Property, plant, and equipment are stated at cost. Depreciation of land improvements and buildings is calculated by the straight-line method over an estimated service life of 25 years. Machinery and equipment are depreciated primarily by the straight-line method based on estimated useful lives of 5 to 10 years.

      (h)   Goodwill

            Prior to the adoption of SFAS 142, as discussed in note 3, long-lived assets, such as property, plant, and equipment, goodwill and other intangibles were evaluated for impairment when events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairment existed, the related assets were written down to their fair value.

            Upon adoption of SFAS 142, effective July 1, 2001, goodwill is tested annually for impairment at the reporting unit level, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. No impairment losses were recorded through June 30, 2002.

      (i)   Patent

            During fiscal 1999, the Company purchased a patent for $325,000 and 150,000 stock options which were subsequently exercised in fiscal 2000. The stock options were valued at $249,965 as discussed in note
            12. The patent is being amortized on a straight-line basis over its remaining life of 8 years.

      (j)   Net Income Per Share

            Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans described in notes 13 and 14. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 1,126,550 and 886,976 at June 30, 2002 and 2001, respectively. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

            The weighted average number of common shares outstanding for the basic income per share calculation was 22,322,546, 22,133,585, and 17,977,782 for 2002, 2001, and 2000, respectively. For diluted earnings per share purposes, these balances increased by 767,000, 1,321,659, and 1,321,678 shares for 2002, 2001, and 2000, respectively, due to the effect of common equivalent shares which were issuable under the Company's stock option and restricted stock plans.

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

      (m)   Financial Instruments

            The Company's financial instruments, which include cash and cash equivalents, receivables, and accounts payable, are stated at cost which approximates fair value at June 30, 2002 and 2001. The Company's available for sale equity securities are stated at their fair value, as determined by quoted market prices an June 30, 2002. The Company's marketable debt securities are stated at amortized cost, and their fair values, as determined by quoted market prices, are presented in note 4.

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

      (o)   Use of Estimates

            The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      (p)   Recent Pronouncements

            In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required for adoption for fiscal years beginning after June 15, 2002. The Company has reviewed the provisions of SFAS 143, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

            In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is required for adoption for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has reviewed the provisions of SFAS 144, and believes that upon adoption, the Statement will not have a significant effect on its consolidated financial statements.

            In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 is required for adoption for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. The Company has reviewed the provisions of SFAS 145, and believes that upon adoption, the Statements will not have a significant effect on its consolidated financial statements.

            In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, Accounting for Restructuring Costs (SFAS 146). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF Issue 94-3.

      (q)   Reclassifications

            Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

(2)   Acquisitions

      On February 29, 2000, the Company acquired all of the outstanding stock of RF Power Components, Inc (RF Power). RF Power is based in Bohemia, New York, and is primarily engaged in the manufacture of electronic products, including power resistors, attenuators and couplers. The transaction was accounted for using the purchase method of accounting for business combinations and accordingly, the results of operations of RF Power have been included in the Company's consolidated financial statements since the date of acquisition.

      The purchase price was $7,749,294 in cash, including direct acquisition costs, and 70,552 shares of the Company's common stock with an aggregate value of $1,744,667. The purchase price was allocated in the net assets acquired and liabilities assumed based upon respective fair market values. The fair market values of plant and equipment were determined by an independent valuation which also validated the non existence of any identifiable intangible assets. The excess consideration over such fair values is recorded as goodwill and is being amortized on a straight-line basis over 15 years. The allocation of the purchase price to the assets acquired and liabilities assumed follows:

                Cash ........................   $   239,201
                Accounts receivable .........     1,520,752
                Inventories .................     1,473,123
                Prepaid expenses ............        34,966
                Refundable income taxes .....       172,523
                Plant and equipment .........       478,599
                Deposits and other assets ...       369,193
                Deferred income taxes .......       331,434
                Accounts payable ............    (1,291,342)
                Accrued expenses ............      (300,687)
                Line of credit indebtedness..      (383,026)
                Other liabilities ...........      (971,679)
                Goodwill ....................     7,820,904
                                                -----------
                                                $ 9,493,961
                                                ===========

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

      The purchase price was $17,990,526, including direct acquisition costs (note 13), which was allocated to the net assets acquired and liabilities assumed based upon respective fair market values. The fair market values of plant and equipment were determined by an independent valuation which also validated the nonexistence of any identifiable intangible assets. The excess consideration over such fair values is recorded as goodwill and was assigned to the Company's Wireless segment. The allocation of the purchase price to the assets acquired and liabilities assumed follows:

          Accounts receivable                            $  1,488,092
          Inventories                                       1,997,728
          Plant and equipment                                 269,390
          Other assets                                         42,485
          Accounts payable                                 (2,531,384)
          Accrued expenses                                   (184,389)
          Notes payable                                      (407,864)
          Goodwill                                         17,316,468
                                                         ------------
                                                         $ 17,990,526
                                                         ============

      On August 31, 2001 the Company acquired all of the outstanding stock of Amitron, Inc. Amitron is based in North Andover, Massachusetts, and is primarily engaged in the manufacture of precision thick film ceramic components and circuits for the medical, telecommunications, and defense electronics markets. Amitron's technology is very complimentary to the Company's multi-layer stripline technology. Whereas the Company's multi-layer stripline technology is well suited for large scale and high power applications, Amitron's technology is well suited for miniaturization and low power applications. The Company believes the Amitron's technology will enable it to significantly increase its current addressable markets. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of Amitron have been included in the Company's consolidated financial statements since the date of acquisition.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      The aggregate purchase consideration for Amitron was $11,693,256, consisting of cash of $9,919,664 (including cash direct acquisition costs), noncash direct acquisition costs in the form of stock options for services of $18,183 and 95,704 shares of the Company's common stock with an aggregate value of $1,755,409. The purchase price was allocated to the net assets acquired and liabilities assumed based upon respective fair market values. The fair market values of plant and equipment and identifiable intangible assets were determined by an independent valuation. The indentifiable intangible assets aggregating $2,450,000 with a weighted average useful life of approximately seven years include customer base of $1,350,000 (six-year weighted average useful life), favorable lease of $600,000 (ten-year weighted average useful life), trade name of $320,000 (three-year weighted average useful life), and noncompetition agreements of $180,000 (five-year weighted average useful life). The excess consideration over such fair values is recorded as goodwill and was assigned to the Company's Wireless segment.

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
                                                         ------------
                                                         $ 11,693,256
                                                         ============

      On October 1, 2001, the Company, through its wholly owned subsidiary Anaren Microwave Europe B.V., acquired all of the outstanding stock of The 5M Company Europe B.V. (now named Anaren Europe, B.V.). Anaren Europe, based in Almelo, Netherlands is a manufacturer of microwave circuits. Anaren Europe's manufacturing technology is very similar to the Company's multi-layer stripline technology. In addition, Anaren Europe has a unique metal backing technology that offers performance and cost advantages for high power applications. The Company believes that this acquisition will enable it to reduce its manufacturing costs in Europe, increase its dollar content in high power applications and provide customers with a higher level of vendor security with a second manufacturing facility. Anaren Europe has recently completed the rebuilding of its factory due to a fire that occurred in July 2001. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of Anaren Europe have been included in the Company's consolidated financial statements since the date of acquisition.

      The purchase consideration for Anaren Europe was $3,869,823 in cash, including direct acquisition costs, and Company stock options with an aggregate fair value of $218,724. The fair values of Anaren Europe's assets acquired and liabilities assumed exceeded the purchase consideration and the negative goodwill served to reduce the fair value of purchased equipment to zero with the remaining excess recognized as an extraordinary gain.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      The allocation of the purchase consideration to the assets acquired, liabilities assumed, and extraordinary gain follows:

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
                                                         ============

      The Anaren Europe fire loss in July 2001 was subject to property, casualty and business interruption insurance. As of December 31, 2001, the Company settled the insurance claim and an insurance receivable aggregating $10,749,113 is reflected in the allocation of the Anaren Europe purchase price as of October 1, 2001. During the year ended June 30, 2002, Anaren Europe recognized incremental outsourcing costs aggregating $555,120 in cost of sales, and fire related cleaning and remediation expenses of $711,400 in operating expenses.

      The following unaudited pro forma financial information presents the combined results of operations of the Company, RF Power, Ocean, Amitron and Anaren Europe as if the acquisitions took place as of July 1, 1999. The pro forma information includes certain adjustments, including the amortization of goodwill and intangibles, reduction of interest income, and certain other adjustments, together with the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, RF Power, Ocean, Amitron and Anaren Europe constituted a single entity during such periods.

                                                  Years ended
                                ----------------------------------------------
                                June 30, 2002    June 30, 2001   June 30, 2000
                                -------------    -------------   -------------
                                 (unaudited)      (unaudited)     (unaudited)
      Net sales                  $75,900,631      106,745,701      95,124,100
      Insurance recoveries        15,999,972               --              --
      Net income                  12,874,677       11,948,196       8,629,746
      Earnings per share:
          Basic                          .57              .53             .47
          Diluted                        .55              .50             .44

      For purposes of the pro forma financial information, the July 2001 Anaren Europe fire loss insurance recoveries have been reflected in operations versus the recognition as a pre-acquisition contingency in the purchase price allocation as previously discussed. The pro forma information reflects insurance recoveries of $15,999,972 for the year ended June 30, 2002.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      The pro forma information reflects no goodwill amortization for the year ended June 30, 2002 due to the adoption of SFAS 142, Goodwill and Intangible Assets, by the Company. The pro forma information does reflect goodwill amortization aggregating $1,649,245 and $1,675,823 for the years ended June 30, 2001 and 2000, respectively, related to acquisitions which occurred prior to the adoption of SFAS 142.

(3)   Adoption of Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company adopted SFAS No 141 during the first quarter of fiscal 2002 (effective July 1, 2001). Adoption of the Statement did not have an impact on the Company, as the Company has not historically had pooling-of-interest transactions and business combinations subsequent to June 30, 2001 (note 2) were accounted for under the purchase method.

      During the first quarter of fiscal 2002 (effective July 1, 2001), the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS
      142), "Goodwill and Intangible Assets", which supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition of goodwill and intangible assets. The following information describes the impact that the adoption of SFAS No. 142 had on the Company for the fiscal years ended June 30:

      Intangible Assets:

      Intangible assets as of June 30, 2002 are as follows:

                                             Gross Carrying      Accumulated
                                                 Amount         Amortization
                                             --------------     -------------
      Patent                                   $  574,966         $215,613
      Customer Base                             1,350,000          187,500
      Trade Name                                  320,000           88,890
      Non-Competition Agreements                  180,000           30,000
      Favorable Lease                             600,000           50,000
                                               ----------         --------
      Total                                    $3,024,966         $572,003
                                               ==========         ========


      Intangible asset amortization expense for the years ended June 30, 2002, 2001, and 2000 aggregated $428,261, 71,871 and $71,871 respectively.
      Amortization expense related to intangible assets for the next five years is as follows:

      Year Ending June 30,

                      2003                                   $499,539
                      2004                                   $499,539
                      2005                                   $410,645
                      2006                                   $392,871
                      2007                                   $362,879

      Goodwill:

      The changes in the carrying amount of goodwill for the years ended June 30 are as follows:

                                      Fiscal          Fiscal          Fiscal
                                       2002            2001            2000
                                      ------          ------          ------

Goodwill as of July 1             $23,410,534      $ 7,647,108               --

Goodwill acquired                   7,305,327       17,316,468        7,820,904

Goodwill amortization                      --       (1,553,042)        (173,796)
                                  -----------      -----------      -----------
Goodwill as of June 30            $30,715,861      $23,410,534      $   164,108
                                  ===========      ===========      ===========

      In connection with the adoption of SFAS 142, the Company completed the transitional impairment assessment within six months from the date of adoption as allowed by the Standard. As a result of the impairment assessment, no goodwill impairment was found and no current asset write down is required.

      The impact that the adoption of SFAS 142 had on net income and earnings per share for the years ended June 30 are presented as follows:

                                          2002           2001          2000
                                        ---------     ----------     ---------
Net income                              7,439,110     12,213,968     9,640,799
Add back Goodwill amortization                 --      1,553,042       173,796
                                        ---------     ----------     ---------
Adjusted net income                     7,439,110     13,767,010     9,814,595
                                        =========     ==========     =========

Basic earnings per share:
  Net income                                $0.33          $0.55         $0.54
  Goodwill amortization                        --           0.07          0.01
                                            -----          -----         -----
  Adjusted net income                       $0.33          $0.62         $0.55
                                            =====          =====         =====

Diluted earnings per share:
  Net income                                $0.32          $0.52         $0.50
  Goodwill amortization                        --           0.07          0.01
                                            -----          -----         -----
  Adjusted net income                       $0.32          $0.59         $0.51
                                            =====          =====         =====

(4)   Securities

      The amortized cost and fair value of securities are as follows:

                                                        June 30, 2002
                                   ----------------------------------------------------------
                                                     Gross          Gross
                                     Amortized     unrealized     unrealized         Fair
                                       cost          gains          losses           value
                                   ------------   ------------   ------------    ------------
Securities available for sale:
    Common stock                   $  5,230,416             --     (1,409,474)      3,820,942
                                   ------------   ------------   ------------    ------------
              Total securities
                available for
                sale               $  5,230,416             --     (1,409,474)      3,820,942
                                   ============   ============   ============    ============

Securities held to maturity:
    Municipal bonds                $ 62,223,440        175,344             --      62,398,784
    Corporate bonds                  20,800,237         18,566             --      20,818,803
    Zero coupon bonds                 1,496,180          1,869             --       1,498,049
    Tax free auction securities      24,000,000             --             --      24,000,000
                                   ------------   ------------   ------------    ------------
              Total securities
                held to maturity   $108,519,857        195,779             --     108,715,636
                                   ============   ============   ============    ============

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

                                                        June 30, 2001
                                   ----------------------------------------------------------
                                                     Gross          Gross
                                     Amortized     unrealized     unrealized         Fair
                                       cost          gains          losses           value
                                   ------------   ------------   ------------    ------------
Municipal bonds                    $ 56,719,914        120,478             --      56,840,392
Commercial paper                        976,483            824             --         977,307
Corporate bonds                      19,527,093        224,451             --      19,751,544
Medium and short-term notes           4,991,859         36,741             --       5,028,600
Euro dollar bonds                    10,418,904         87,683             --      10,506,587
Zero coupon bonds                     4,939,275          7,200             --       4,946,475
Tax free auction securities          17,600,262                          (262)     17,600,000
Asset backed securities               5,110,153         39,892             --       5,150,045
                                   ------------   ------------   ------------    ------------

              Total                $120,283,943        517,269           (262)    120,800,950
                                   ============   ============   ============    ============

      Marketable debt securities are classified as either current or long-term assets in the accompanying consolidated balance sheets based upon their maturity dates.

      On July 11, 2002, the Company filed a Schedule 13D with the Securities and Exchange Commission to disclose that it has, through open market purchases, acquired an ownership position of approximately 6.35% of the common stock of Celeritek, Inc. Anaren believes that a business combination between Anaren and Celeritek would be in the best interest of the respective shareholders, customers and employees of both companies and intends to seek a negotiated acquisition of Celeritek or take other actions to effect such a potential transaction, as more fully described in Anaren's Schedule 13D filing.

(5)   Inventories

      Inventories at June 30 are summarized as follows:

                                                2002               2001
                                            -----------        -----------
      Component parts                       $ 9,086,987          9,995,712
      Work-in-process                         6,179,545          4,497,996
      Finished goods                          4,852,901          4,073,269
                                            -----------        -----------
                                            $20,119,433         18,566,977
                                            ===========        ===========

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

(6)   Property, Plant, and Equipment

      Components of property, plant, and equipment at June 30 consist of the following:

                                                           2002         2001
                                                       -----------   -----------
      Land and land improvements                       $ 1,595,821     1,595,821
      Buildings and improvements                        12,022,768     9,095,944
      Machinery and equipment                           47,720,881    39,213,503
      Construction in process                              236,028       155,899
                                                       -----------   -----------
                                                        61,575,498    50,061,167

      Less accumulated depreciation and amortization    34,983,123    31,255,266
                                                       -----------   -----------
                                                       $26,592,375    18,805,901
                                                       ===========   ===========

(7)   Accrued Expenses

      Accrued expenses at June 30 consist of the following:

                                                           2002         2001
                                                        ----------   ----------
      Compensation                                      $1,045,085      989,499
      Commissions                                          573,325      790,609
      Restructuring (note 8)                                    --      307,843
      Accrued pension cost (note 17)                       535,874      401,032
      Other                                                612,066      477,275
                                                        ----------   ----------
                                                        $2,766,350    2,966,258
                                                        ==========   ==========

(8)   Restructuring

      In May 2001, the Company committed to a plan for the relocation of its Anaren Power Products, Inc. subsidiary to its Syracuse, New York headquarters to be completed in June 2001. In connection with this plan, as of June 30, 2001, the Company recognized restructuring charges as follows:

      Employee termination benefits                               $297,443
      Noncancelable lease obligation                               216,116
      Leasehold and equipment impairment                           174,778
                                                                  --------
                                                                  $688,337
                                                                  ========

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      Employee termination benefits related to the announced termination of approximately 60 salaried and hourly employees. Such costs included severance payments and costs associated with the accelerated vesting of employee vacation benefits. The noncancelable lease obligation is reflected based upon estimated discounted noncancelable cash outlays, including estimated broker commissions to sublease. Leasehold and equipment impairment charges related to abandoned assets were reflected as a reduction of the related assets.

      As of June 30, 2001, cash payments of $205,716 were made relating to the employee termination benefits, leaving a restructuring accrual of $307,843 at June 30, 2001 (note 7).

      As of June 30, 2002, the restructuring accrual was $0 as the remaining restructuring cash outlays were made during the current year.

(9)   Other Liabilities

      Other liabilities as of June 30 consist of the following:

                                                    2002            2001
                                                  --------        --------
      Deferred compensation                        526,808         551,380
      Other                                        120,725              --
                                                  --------        --------
                                                   647,533         551,380

      Less current portion                         185,725          65,000
                                                  --------        --------
                                                  $461,808         486,380
                                                  ========        ========

      During fiscal 1998, the Company implemented a deferred compensation plan for one employee. Under the plan, the Company will pay $65,000 annually for fifteen years upon the employee's retirement or, in the event of death, to the employee's beneficiary. During fiscal 2002, the employee was deceased and the annual compensation is being paid to the former employee's beneficiary.

(10)  Long-term Debt

      The Company has a $10,000,000 unsecured working capital revolving line of credit bearing interest at prime (4.75% at June 30, 2002) through December 31, 2006. The terms of the revolving line of credit require maintenance of a minimum tangible net worth, ratio of cash flow to current maturities, and leverage ratio, as defined. There were no borrowings against the line of credit in fiscal 2002 and 2001.

      Cash payments for annual fees relating to maintaining the line of credit were $37,500, $37,500, and $38,779 during fiscal 2002, 2001, and 2000, respectively.

(11)  Common Stock

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

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      On December 2, 2000, the Company's shareholders approved an amendment to the Certificate of Incorporation to increase the total number of shares of common stock from 25,000,000 to 200,000,000.

(12)  Stock Split

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

(13)  Stock Option Plans

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

      In connection with the acquisition of Ocean as discussed in note 2, the Company issued 5,000 NSO's to a nonemployee for services provided in brokering the transaction. The stock options were valued at $172,050 using the Black-Scholes model as of November 2, 2000 (the date of grant), became exercisable on the date of grant, and must be exercised within five years of the date of grant. The option value is included with Ocean direct acquisition costs.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      Information for the three years ended June 30, 2002 with respect to these plans are as follows:

                                                 Shares
                     ------------------------------------------------------------------                    Weighted
                                 ISO                                                                        average
                     -----------------------------                                                         exercise
                     Key Employee   Company-Wide      NSO          Other        Total      Option price      price
                     ------------   ------------    -------       -------     ---------   --------------  -----------
Outstanding at
    June 30, 1999     1,532,100            --       132,000       150,000     1,814,100   $0.46 to 8.36       4.00
      Issued            680,500            --       112,500            --       793,000    7.65 to 54.00     14.29
      Exercised        (372,300)           --       (97,500)           --      (469,800)   0.46 to 8.67       3.12
      Canceled          (64,200)           --            --            --       (64,200)   2.17 to 7.04       4.38
                      ---------       -------       -------       -------     ---------   --------------     -----
Outstanding at
    June 30, 2000     1,776,100            --       147,000       150,000     2,073,100    0.46 to 54.00      8.13
      Issued            625,500        45,900        80,000            --       751,400    14.70 to 62.44    50.40
      Exercised        (331,900)           --       (19,000)     (150,000)     (500,900)   0.46 to 13.42      5.78
      Canceled          (19,500)       (2,900)           --            --       (22,400)   4.63 to 53.00     21.81
                      ---------       -------       -------       -------     ---------   --------------     -----
Outstanding at
    June 30, 2001     2,050,200        43,000       208,000            --     2,301,200    1.38 to 62.44     22.31
      Issued            506,850        98,300        87,500            --       692,650    12.63 to 19.21    16.43
      Exercised         (18,500)           --       (26,000)           --       (44,500)   1.38 to 12.42      8.96
      Expired                --            --       (13,000)           --       (13,000)   19.21 to 53.00    45.20
      Canceled         (368,300)       (9,400)      (65,000)           --      (442,700)   12.42 to 53.00    48.51
                      ---------       -------       -------       -------     ---------   --------------     -----
Outstanding at
    June 30, 2002     2,170,250       131,900       191,500            --     2,493,650    1.38 to 62.44
                      =========       =======       =======       =======     =========   ==============
Shares exercisable
    at June 30,
    2002                841,180            --       191,500            --     1,032,680    1.38 to 62.44

Shares available
    for grant at
    June 30, 2002     1,251,250       868,100       238,000            --     2,357,350

      The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2002:

                    Options outstanding                                Options exercisable
---------------------------------------------------------------    ---------------------------
                                  Weighted
                                  average          Weighted                       Weighted
   Range of                       remaining         average                        average
exercise prices     Shares      life in years    exercise price      Shares     exercise price
---------------    ---------    -------------    --------------    ----------   --------------
$ 1.00 to 5.00       359,700        3.92              2.12           347,700        2.06
  5.01 to 15.00    1,459,100        6.69             10.89           552,000        9.32
 15.01 to 40.00      398,050        7.89             22.37            68,560       24.58
 40.01 to 65.00      276,800        7.50             53.14            64,420       53.19
                   ---------                                       ---------
                   2,493,650                                       1,032,680
                   =========                                       =========

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      The per share weighted average fair value of stock options granted during fiscal years 2002, 2001, and 2000 was $11.37, $32.74, and $28.73, respectively. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective fiscal year:

                                                    2002       2001       2000
                                                   ------     ------     ------
      Expected option life - key employee plan         5          5          5
      Expected option life - company-wide plan         3         --         --
      Weighted average risk-free interest rate      4.00%      6.00%      6.00%
      Weighted average expected volatility         92.00%     74.00%     69.00%
      Expected dividend yield                       0.00%      0.00%      0.00%

      Stock-based compensation costs would have reduced pretax income by $9,183,657, $7,830,825, and $3,034,635 in fiscal 2002, 2001, and 2000, respectively ($8,837,767,  $7,474,580, and $2,884,865 after tax and $0.40,
      $0.33, and $0.16 per share in fiscal 2002, 2001, and 2000, respectively) if the fair values of options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for fiscal 2002, 2001, and 2000 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

(14)  Restricted Stock Program

      As of June 30, 2002 and 2001, the Company has issued shares aggregating 102,976 under its Restricted Stock Program. The shares of restricted stock vest over a period of 42 to 48 months. For the years ended June 30, 2002 and 2001, the Company recognized compensation expense associated with the lapse of restrictions aggregating $636,708 and $525,435, respectively.

(15)  Accumulated Other Comprehensive Income (Loss)

      The   cumulative   balance  of  each   component  of   accumulated   other
      comprehensive income (loss) is as follows:

                                                                            Unrealized
                                 Foreign currency    Minimum pension       gain/(loss) on       Accumulated other
                                   translation          liability            securities           comprehensive
                                    adjustment          adjustment       available for sale       income (loss)
                                 ----------------    ---------------     -------------------    -----------------
Balances at June 30, 2001            $     --                  --                   --                   --
Current period change                 687,667            (106,254)           (1,409,474)           (828,061)
                                     --------            --------            ----------             --------
Balances at June 30, 2002            $687,667            (106,254)           (1,409,474)           (828,061)
                                     ========            ========            ==========             ========

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

(16)  Shareholder Protection Rights Plan

      In April 2001, the board of directors adopted a Shareholder Protection Rights Plan. The plan provides for a dividend distribution of one right on each outstanding share of the Company's stock, distributed to shareholders of record on April 27, 2001. The rights will be exercisable and will allow the shareholders to acquire common stock at a discounted price if a person or group acquires 20% or more of the outstanding shares of common stock. Rights held by persons who exceed the 20% threshold will be void. In certain circumstances, the rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The board of directors may, at its option, redeem all rights for $0.001 per right at any time prior to the rights becoming exercisable. The rights will expire on April 27, 2011, unless earlier redeemed, exchanged or amended by the Board.

(17)  Employee Benefit Plans

      The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. Effective August 15, 2000 the plan was closed for new participants. Benefits under this plan generally are based on the employee's years of service and compensation. The following table presents the changes in the defined benefit pension plan and the fair value of the Plan's assets for the years ended June 30:

                                                     2002           2001           2000
                                                  -----------    -----------    -----------
Change in benefit obligation:
    Benefit obligation at beginning of year       $ 6,562,855      5,908,615      6,087,651
    Service cost                                      213,839        204,440        198,174
    Interest cost                                     469,017        437,762        403,830
    Actuarial loss (gain)                             281,005        237,835       (619,854)
    Benefits paid                                    (249,356)      (225,797)      (161,186)
                                                  -----------    -----------    -----------
    Benefit obligation at end                     $ 7,277,360      6,562,855      5,908,615
                                                  ===========    ===========    ===========
Change in plan assets:
    Fair value of plan assets at beginning of
      year                                        $ 6,237,552      5,744,994      5,626,769
    Actual return on plan assets                      (85,062)       718,355        241,093
    Employer contributions                            203,824             --         38,318
    Benefits paid                                    (249,356)      (225,797)      (161,186)
                                                  -----------    -----------    -----------
    Fair value of plan assets at end of year      $ 6,106,958      6,237,552      5,744,994
                                                  ===========    ===========    ===========

Funded status                                     $(1,170,402)      (325,303)      (163,621)
Unrecognized net loss (gain)                          743,618       (155,335)      (155,534)
Unrecognized net obligation existing at initial
    application                                         9,463         18,929         28,395
Unrecognized prior service cost                        42,438         60,677         78,916
Adjustment required to recognize minimum
    liability                                        (160,991)            --             --
                                                  -----------    -----------    -----------
              Accrued pension cost (note 7)       $  (535,874)      (401,032)      (211,844)
                                                  ===========    ===========    ===========

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      Components of net periodic pension cost for the years ended June 30 are as follows:

                                                   2002           2001          2000
                                                 ---------     ---------     ---------
Service cost                                     $ 213,839       204,440       198,174
Interest cost                                      469,017       437,762       403,830
Actual return on plan assets                        85,062      (718,355)     (241,093)
Amortization of prior service cost                  18,239        18,239        18,239
Deferral of gain (loss)                           (617,948)      237,636      (230,093)
Amortization of net obligation at transition         9,466         9,466         9,466
                                                 ---------     ---------     ---------
              Net periodic pension cost          $ 177,675       189,188       158,523
                                                 =========     =========     =========
Weighted average assumptions:
    Discount rate at year-end                         7.00%         7.25%         7.50%
    Rate of increase in compensation levels at
      year end                                        4.00%         4.00%         4.00%
    Expected return on plan assets during the
      year                                            8.50%         8.50%         8.50%

      Plan assets consist principally of equity securities, and U.S. government and corporate obligations.

      The Company maintains a voluntary contributory salary savings plan to which participants may contribute up to 15% of their total compensation. The Company's matching contribution is 50% (75% effective August 2000) of the participants' contribution up to a maximum of 5% of the participants' compensation. During fiscal 2002, 2001, and 2000, the Company contributed $550,094, $491,550, $249,324, respectively, to this plan.

      The Company maintains a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $549,693, $300,390, and $331,000 in fiscal 2002, 2001, and 2000, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the Plan at any time.

(18)  Postretirement Benefits

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

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      The following table presents the changes in the postretirement benefit obligation and the funded status of the Plan at June 30:

                                             2002            2001           2000
                                          -----------    -----------    -----------
Benefit obligation at beginning of year   $ 1,528,610      1,213,601      1,363,290
Service cost                                   46,969         43,040         28,845
Interest cost                                 111,832        105,780         87,539
Plan participants' contributions               39,816         39,274         32,601
Actuarial loss (gain)                         143,554        248,491       (196,098)
Benefits paid                                (150,028)      (121,576)      (102,576)
                                          -----------    -----------    -----------
Benefit obligation at end of year         $ 1,720,753      1,528,610      1,213,601
                                          ===========    ===========    ===========
Fair value of plan assets                 $        --             --             --
                                          ===========    ===========    ===========

Funded status                              (1,720,753)    (1,528,610)    (1,213,601)
Unrecognized actuarial loss (gain)            280,668        137,114       (111,377)
                                          -----------    -----------    -----------
    Accrued postretirement benefit
      cost                                $(1,440,085)    (1,391,496)    (1,324,978)
                                          ===========    ===========    ===========

      Net  periodic   postretirement   benefit  cost   includes  the   following
      components:

                                              2002          2001          2000
                                            --------      --------      --------
Service cost                                $ 46,969        43,040        28,845
Interest cost                                111,832       105,780        87,539
                                            --------      --------      --------
   Net periodic postretirement
     benefit cost                           $158,801       148,820       116,384
                                            ========      ========      ========

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.00%, 7.25%, and 7.5%, at the end of fiscal 2002, 2001, and 2000, respectively. For measurement purposes, the annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed to be 5.0% for 2002, 2001, and 2000; the rate is assumed to remain at 5.0% thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                   1% increase      1% decrease
                                                   -----------      -----------
      Effect on total of service and
        interest cost components                     $ 3,154          (4,729)
      Effect on postretirement
        benefit obligation                            43,501         (65,230)

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

(19)  Income Taxes

      The following table presents the Domestic and Foreign components of income
      (loss) before income taxes and extraordinary item and the expense (benefit) for income taxes from continuing operations:

                                                   Years ended
                                                     June 30,
                                       2002            2001            2000
                                    -----------    ------------    ------------
Income (loss) before income taxes
  and extraordinary item:
      Domestic                      $ 7,947,190      18,613,968      14,703,799
      Foreign                        (4,320,324)             --              --
                                    -----------    ------------    ------------
                                    $ 3,626,866      18,613,968      14,703,799
                                    ===========    ============    ============
Income tax expense (benefit)
  consists of:
    Current:
      Federal                         1,407,316       6,151,164       5,053,669
      State and local                    74,230         595,861         130,231
      Foreign                                --              --              --
                                    -----------    ------------    ------------

              Total current         $ 1,481,546       6,747,025       5,183,900
                                    ===========    ============    ============
Deferred:
    Federal                            (306,857)       (333,599)       (180,715)
    State and local                       4,793         (13,426)         59,815
    Foreign                          (1,584,482)             --              --
                                    -----------    ------------    ------------
              Total deferred        $(1,886,546)       (347,025)       (120,900)
                                    ===========    ============    ============
              Total income taxes    $  (405,000)      6,400,000       5,063,000
                                    ===========    ============    ============

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      A reconciliation of the expected consolidated income tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes and extraordinary item, to income tax expense (benefit), is as follows:

                                               2002          2001            2000
                                           -----------    -----------    -----------
Expected consolidated income tax expense   $ 1,233,134      6,328,749      4,999,292
State taxes, net of Federal benefit             52,156        384,407        125,430
Nontaxable interest income                    (867,624)      (815,095)      (265,708)
Nondeductible goodwill                              --        177,276         59,092
Export tax benefits                           (238,000)            --             --
Research credits                              (591,038)            --             --
Other, net                                       6,372        324,663        144,894
                                           -----------    -----------    -----------
                                           $  (405,000)     6,400,000      5,063,000
                                           ===========    ===========    ===========

      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 2002 and 2001 are presented below:

                                                      2002             2001
                                                   -----------      -----------
Deferred tax assets:
    Inventories                                    $ 1,082,273          619,956
    Deferred compensation                              246,063          230,377
    Retirement benefits                                 86,086           74,939
    Postretirement benefits                            547,232          528,768
    Restricted stock                                   506,323          264,375
    Nondeductible reserves                             176,700          261,865
    Federal and state tax credit
      carryforwards                                    710,734          605,664
    Foreign and state net
      operating loss carryforwards                   2,439,857           79,580
    Other                                               21,674           43,345
                                                   -----------      -----------
         Total deferred tax assets                   5,816,942        2,708,869
                                                   -----------      -----------
Deferred tax liabilities:
    Plant and equipment, principally due
      to differences in depreciation                (2,875,725)      (1,488,762)
    Intangible assets including goodwill              (923,451)              --
    Reinvestment reserve                            (2,073,568)              --
                                                   -----------      -----------
         Net deferred tax liabilities               (5,872,744)      (1,488,762)
                                                   -----------      -----------
         Net deferred taxes                        $   (55,802)       1,220,107
                                                   ===========      ===========

      Under the income tax law of the Netherlands, the gain related to the insurance claim on the assets of Anaren Europe destroyed in the fire (as discussed at Note 2) can be deferred until replacement assets are acquired by Anaren Europe. At June 30, 2002, Anaren Europe has not replaced all of the destroyed assets and has a "reinvestment reserve" deferred tax liability related to the remaining deferred gain. At the time the replacement assets are acquired, the deferred gain will reduce the income tax basis in the replacement assets.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      In addition to the net deferred taxes above, at June 30, 2002 the Company has recorded a deferred tax asset of $54,737 relating to a minimum pension liability and the associated tax benefit has been recorded in stockholders' equity. At June 30, 2002, the Company has net unrealized losses on securities available-for-sale of $1,409,474. If realized, these losses would be characterized for income tax purposes as capital losses, which may only be used to offset capital gains. As a result of this limitation, management does not believe it is more likely than not the Company will be able to utilize the capital losses and therefore no tax benefit has been recorded in stockholders' equity.

                                                 2002              2001
                                              -----------      -----------
      Presented as:
          Current deferred tax asset          $ 1,356,294          956,759
          Long-term deferred tax
            asset (liability)                  (1,357,359)         263,348
                                              -----------      -----------
                                              $    (1,065)       1,220,107
                                              ===========      ===========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, with the exception of the deferred tax asset related to the net unrealized losses on securities available for sale as discussed above, management believes it is more likely than not the Company will realize the benefits of the remaining deferred tax assets.

      At June 30, 2002, the Company has Federal and State credit carryforwards of $997,220, the majority of which expire at various dates from 2015 through 2022. At June 30, 2002, the Company has foreign net operating losses of $6,944,946 which may be carried forward indefinitely. At June 30, 2002, the Company has a state net operating loss carryforward of $699,376 which expires in 2007.

      The tax benefit associated with the exercise of stock options and disqualifying dispositions by employees reduced taxes payable by $460,672, $5,375,231, and $2,513,788 in fiscal 2002, 2001, and 2000, respectively.
      Such benefits are reflected as additional paid-in capital.

      Cash payments for income taxes (net of refunds received) were $1,387,200, $419,316, and $2,575,231 in fiscal 2002, 2001, and 2000, respectively.

(20)  Segment and Related Information

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

                          June 30, 2002, 2001, and 2000

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

      The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                Space and    Corporate and
                                    Wireless     defense      unallocated    Consolidated
                                  -----------   ----------   -------------   ------------
Net sales:
    2002                          $47,497,015   26,071,304            --      73,568,319
    2001                           61,709,080   23,116,195            --      84,825,275
    2000                           38,806,936   21,364,900            --      60,171,836

Operating income (loss):
    2002                           (7,872,292)   7,716,043            --        (156,249)
    2001                            6,550,461    5,060,803            --      11,611,264
    2000                            8,372,808    3,081,324            --      11,454,132

Goodwill and intangible assets:
    June 30, 2002                  33,168,824           --            --      33,168,824
    June 30, 2001                  23,858,758           --            --      23,858,758

Identifiable assets:*
    June 30, 2002                  19,147,586   14,096,923   155,708,568     188,953,077
    June 30, 2001                  17,617,672   12,453,474   155,125,572     185,196,718

Depreciation:**
    2002                            2,662,683    1,182,151            --       3,844,834
    2001                            1,629,113    1,146,481            --       2,775,594
    2000                              944,061      824,173            --       1,768,234

Goodwill and intangibles
  amortization:***
    2002                              428,261           --            --         428,261
    2001                            1,624,913           --            --       1,624,913
    2000                              245,667           --            --         245,667

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

      * Segment assets primarily include receivables, inventories, and property, plant, and equipment related to business acquisitions. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable debt securities, other receivables, prepaid expenses, deferred income taxes, and property, plant and equipment not specific to business acquisitions.

      ** Depreciation expense related to acquisition - specific property, plant, and equipment is included in the segment classification of the acquired business. Depreciation expense related to non business combination assets is allocated departmentally based on an estimate of capital equipment employed by each department. Depreciation expense is then further allocated within the department as it relates to the specific business segment impacted by the consumption of the capital resources utilized. Due to the similarity of the property, plant, and equipment utilized, the Company does not specifically identify these assets by individual business segment for internal reporting purposes.

      *** Amortization of goodwill prior to the adoption of SFAS 142 and identifiable intangible assets arising from business combinations, and patent amortization, is allocated to the segments based on the segment classification of the acquired or applicable operation.

      Geographic Information

      Net sales by geographic region are as follows:

                                                  Other foreign     Consolidated
                 United States      Canada          countries        net sales
                 -------------     ---------      -------------     ----------
        2002      $51,922,978      1,752,361       19,892,980       73,568,319
        2001       63,223,230      4,232,851       17,369,194       84,825,275
        2000       45,251,267      5,471,193        9,449,376       60,171,836

      Customers

      In 2002, sales to one customer (approximately $11,791,000, related to the space and defense electronics segment) exceeded 10% of consolidated net sales. In 2001, sales to two customers (approximately $13,012,000, relating to the wireless segment, and approximately $9,422,000, related to the space and defense electronics segment) exceeded 10% of consolidated net sales. In 2000, sales to two customers (approximately $10,300,000, relating to the wireless segment, and $7,000,000, relating to the space and defense electronics segment) exceeded 10% of consolidated net sales.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

(21)  Commitments

      The Company is obligated under operating leases for three buildings. Future minimum payments under the noncancelable operating leases for the next five years and thereafter are summarized as follows:

      Year ending June 30:
          2003                                                  $  994,409
          2004                                                     725,890
          2005                                                     615,265
          2006                                                     591,439
          2007                                                     429,886
          Thereafter                                             2,666,202
                                                                ----------
                                                                 6,023,091
          Less sublease income                                     399,930
                                                                ----------
                                                                $5,623,161
                                                                ==========

      Rent expense for the years ended June 30, 2002, 2001, and 2000 was $811,294, $616,422, and $427,890, respectively. Rent expense for fiscal 2002, 2001, and 2000 was offset by sublease income of $376,678, $367,566, and $329,698, respectively.

(22)  Concentrations

      The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks peculiar to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. Sales to the Government accounted for approximately 15%, 9%, and 13% of consolidated net sales in fiscal 2002, 2001, and 2000, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it continues to reduce its dependence on sales to the Government through development of its commercial electronics business.

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

(23)  Quarterly Financial Data (Unaudited)

      The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2002 and 2001:

                                                                  2002 quarter ended
                                            -------------------------------------------------------------
                                              Sept. 30          Dec. 31         March 31        June 30
                                            -----------       ----------       ----------      ----------
Net sales                                   $15,001,191       17,244,979       19,821,239      21,500,910
Cost of sales                                 9,870,138       12,777,227       13,450,520      15,271,712
Income (loss) before extraordinary item       1,374,484         (351,643)         996,328       2,012,696
Extraordinary item - gain on
    acquisition                                      --        3,407,244               --              --
Net income                                    1,374,484        3,055,601          996,328       2,012,696
Net income (loss) per common and
    common equivalent share:
      Basic income (loss) per share:
          Income (loss) before
            extraordinary item                     0.06            (0.02)            0.04            0.09
          Extraordinary item - gain on
            acquisition                              --             0.15               --              --
          Net income                               0.06             0.13             0.04            0.09
      Diluted income (loss) per share:
          Income (loss) before
            extraordinary item                     0.06            (0.02)            0.04            0.09
          Extraordinary item - gain on
            acquisition                              --             0.15               --              --
          Net income                               0.06             0.13             0.04            0.09

                                                                     (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2002, 2001, and 2000

                                                     2001 quarter ended
                                   -----------------------------------------------------
                                     Sept. 30      Dec. 31       March 31      June 30
                                   -----------    ----------    ----------    ----------
Net sales                          $22,223,974    25,188,261    21,716,061    15,696,978
Cost of sales                       13,397,703    15,117,855    14,042,456     9,968,570
Net income                           3,981,086     4,294,505     2,751,806     1,186,570
Net income per common and common
    equivalent share:
      Basic                               0.18          0.19          0.12          0.05
      Diluted                             0.17          0.18          0.12          0.05

      Income per share amounts for each quarter are required to be computed independently. As a result, their sum does not necessarily equal the total year income per share amounts.