Form 10-K/A
period 2002-06-30
ANAREN MICROWAVE INC
filed 2002-09-30
CIK 6314

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

NOTE: This Amendment is filed solely to correct a technical error in the signature page that was originally filed on August 7, 2002. The remainder of the Registrant's Annual Report on Form 10-K remains unchanged.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Anaren Microwave, Inc.

                                   /s/ Lawrence A. Sala
                                   -------------------------------------
                                   Name:  Lawrence A. Sala
                                   Title:  President and Chief Executive Officer

Date:  August 6, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

------------------------------------------------------------------------------------------------
                Signature                               Title                          Date
------------------------------------------------------------------------------------------------
     /s/ Lawrence A. Sala             President, Chief Executive Officer and      August 6, 2002
------------------------------        Chairman of the Board, Director
         Lawrence A. Sala             (Principal Executive Officer)
------------------------------------------------------------------------------------------------

     /s/ Joseph E. Porcello           Vice President of Finance and Treasurer     August 6, 2002
--------------------------------      (Principal Financial and
         Joseph E. Porcello           Accounting Officer)
------------------------------------------------------------------------------------------------

     /s/ Carl W. Gerst, Jr.           Chief Technical Officer,                    August 6, 2002
------------------------------        Vice Chairman of the Board and Director
         Carl W. Gerst, Jr.
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

     /s/ Herbert I. Corkin            Director                                    August 6, 2002
--------------------------------
         Herbert I. Corkin
------------------------------------------------------------------------------------------------

     /s/ Dale F. Eck                  Director                                    August 6, 2002
------------------------------
         Dale F. Eck
------------------------------------------------------------------------------------------------

     /s/ Matthew S. Robison           Director                                    August 6, 2002
-----------------------------
         Matthew S. Robison
------------------------------------------------------------------------------------------------

     /s/ David Wilemon                Director                                    August 6, 2002
----------------------------
        David Wilemon
------------------------------------------------------------------------------------------------