Form 10-Q
period 2002-09-30
ANAREN MICROWAVE INC
filed 2002-10-23
CIK 6314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission file number 0-6620

                             ANAREN MICROWAVE, INC.
             (Exact name of Registrant as specified in its Charter)

             New York                                16-0928561
             --------                                ----------
      (State of incorporation)            (I.R.S Employer Identification No.)

      6635 Kirkville Road                 13057
      East Syracuse, New York             -----
      (Address of principal             (Zip Code)
      executive offices)

Registrant's telephone number, including area code: 315-432-8909

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ___ No __

      The number of shares of Registrant's Common Stock outstanding on October 21, 2002 was 22,389,220.

                             ANAREN MICROWAVE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

      Item 1.     Financial Statements

                  Consolidated Condensed Balance Sheets as of              3
                  September 30, 2002 (unaudited) and June 30, 2002

                  Consolidated Condensed Statements of Earnings            4
                  for the Three Months Ended September 30,
                  2002 and 2001 (unaudited)

                  Consolidated Condensed Statements of Cash Flows          5
                  for the Three Months Ended September 30,
                  2002 and 2001 (unaudited)

                  Notes to Consolidated Condensed Financial                6
                  Statements (unaudited)

       Item 2.    Management's Discussion and Analysis                     14

                  of Financial Condition and Results of Operations

       Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                              22

       Item 4.    Controls & Procedures                                    23

PART II - OTHER INFORMATION
---------------------------

       Item 5.    Submission of Matters to a Vote of Security Holders      24

       Item 6.    Exhibits and Reports on Form 8-K                         24

   Officer Certifications                                                26 - 27

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      September 30, 2002 and June 30, 2002

                                                                    (Unaudited)
                Assets                                           September 30, 2002         June 30, 2002
                ------                                           ------------------         -------------
Current assets:
    Cash and cash equivalents                                       $ 16,071,014            $ 12,565,424
    Securities available for sale (note 3)                             5,806,431               3,820,942
    Securities held to maturity (note 3)                              90,339,594              98,955,299
    Receivables, less allowance of $521,366
      and $529,000, respectively                                      12,471,092              13,106,583
    Inventories (note 4)                                              20,245,757              20,119,433
    Interest and other receivables                                     1,107,723               1,206,396
    Deferred income taxes                                              1,686,295               1,356,294
    Other current assets                                               1,250,558               1,130,173
                                                                    ------------            ------------
                Total current assets                                 148,978,464             152,260,544
                                                                    ------------            ------------

Securities held to maturity                                           12,667,956               9,564,558
Property, plant and equipment, net (note 5)                           27,526,197              26,592,375
Patents, net of accumulated amortization
    of $233,581 at September 30, 2002
    and $215,613 at June 30, 2002 (note 2)                               341,385                 359,353
Goodwill (note 2)                                                     30,715,861              30,715,861
Other intangible assets, net of accumulated amortization
    of $463,307 at September 30, 2002
    and $356,390 at June 30, 2002 (note 2)                             1,986,693               2,093,610
                                                                    ------------            ------------
                                                                    $222,216,556            $221,586,301
                                                                    ============            ============
      Liabilities and Stockholders' Equity
Current liabilities:

    Accounts payable                                                $  4,793,045            $  5,046,048
    Accrued expenses (note 6)                                          4,028,227               3,297,207
    Customer advance payments                                             90,812                 244,831
    Other current liabilities (note 8)                                   201,000                 185,725
                                                                    ------------            ------------
                Total current liabilities                              9,113,084               8,773,811
Deferred income taxes                                                  1,388,918               1,357,359
Postretirement benefit obligation                                      1,440,085               1,440,085
Other liabilities (note 8)                                               455,665                 461,808
                                                                    ------------            ------------
                Total liabilities                                     12,397,752              12,033,063
                                                                    ------------            ------------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 25,636,442 shares
       at September 30, 2002 and June 30, 2002                           256,364                 256,364
    Additional paid-in capital                                       168,901,645             168,901,645
    Unearned compensation                                               (927,492)             (1,086,669)
    Accumulated other comprehensive loss                                (274,178)               (828,061)
    Retained earnings                                                 47,228,803              47,082,597
                                                                    ------------            ------------
                                                                     215,185,142             214,325,876
    Less cost of 3,249,622 and 3,177,822 treasury shares
      at September 30, 2002 and June 30, 2002                          5,366,338               4,772,638
                                                                    ------------            ------------
                   Total stockholders' equity                        209,818,804             209,553,238
                                                                    ------------            ------------
                                                                    $222,216,556            $221,586,301
                                                                    ============            ============

See accompanying notes to consolidated condensed financial statements.

                             ANAREN MICROWAVE, INC.
                                AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                    2002             2001
                                                    ----             ----

Net sales                                       $20,423,873       $15,001,191

Cost of sales                                    15,032,366         9,870,138
                                                -----------       -----------
        Gross profit                              5,391,507         5,131,053
                                                -----------       -----------

Operating expenses:
        Marketing                                 1,733,805         1,519,035
        Research and development                  1,401,061         1,152,666
        General and administrative                2,308,682         1,758,691
        Restructuring                               403,403                --
                                                -----------       -----------
              Total operating expenses            5,846,951         4,430,392
                                                -----------       -----------

Operating income (loss)                            (455,444)          700,661
                                                -----------       -----------

Other income                                        669,172         1,281,071
Interest expense                                    (19,522)          (16,248)
                                                -----------       -----------

Income before income taxes                          194,206         1,965,484

Income tax expense                                   48,000           591,000
                                                -----------       -----------

Net income                                      $   146,206       $ 1,374,484
                                                ===========       ===========

Net income per common and common share
  equivalent:

Basic earnings per share                              $0.01             $0.06
Diluted earnings per share                            $0.01             $0.06
Shares used in computing net earnings per
  common and common equivalent share:
        Basic                                    22,331,289        22,250,148
                                                ===========       ===========
        Diluted                                  22,811,612        23,133,196
                                                ===========       ===========

Dividends per share                             $        --       $        --
                                                ===========       ===========

See accompanying notes to consolidated condensed financial statements.

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended
                           September 30, 2002 and 2001
                                   (Unaudited)

Cash flows from operating activities:                           2002            2001
                                                            -----------     -----------
     Net income                                             $   146,206     $ 1,374,484
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                         1,182,230         826,689
         Amortization of intangibles                            124,885          53,607
         Deferred income taxes                                 (298,442)        146,482
         Unearned compensation                                  159,177         159,177
         Tax benefit from exercise of stock options                  --          47,044
         Changes in operating assets and liabilities,
           net of acquisition:
           Receivables                                          635,491         936,434
           Inventories                                         (126,324)         49,406
           Interest and other receivables                        98,673        (187,947)
           Other current assets                                (120,385)        860,351
           Accounts payable                                    (253,003)       (563,237)
           Accrued expenses                                     731,020        (958,248)
           Customer advance payments                           (154,019)       (477,619)
           Other liabilities                                      9,132          67,242
                                                            -----------     -----------
             Net cash provided by operating activities        2,134,641       2,333,865
                                                            -----------     -----------
Cash flows from investing activities:
     Capital expenditures                                    (2,116,052)     (1,248,237)
     Net maturities of marketable debt and
       equity securities                                      4,156,029       9,572,542
     Purchase of businesses, net of cash acquired                    --      (9,906,820)
                                                            -----------     -----------
             Net cash provided by (used in)
               investing activities                           2,039,977      (1,582,515)
                                                            -----------     -----------
Cash flows from financing activities:
     Net payments on long term debt                                  --        (716,154)
     Stock options exercised                                         --         203,216
     Purchase of treasury stock                                (593,700)             --
                                                            -----------     -----------
             Net cash (used in) financing activities           (593,700)       (512,938)
                                                            -----------     -----------

     Effect of exchange rates                                   (75,328)             --
             Net increase (decrease) in cash
               and cash equivalents                           3,505,590         238,412
Cash and cash equivalents at beginning of period             12,565,424      11,748,542
                                                            -----------     -----------
Cash and cash equivalents at end of period                  $16,071,014     $11,986,954
                                                            ===========     ===========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                             $    19,522     $    16,248
                                                            ===========     ===========
       Income taxes, net of refunds                         $   150,000     $   662,500
                                                            ===========     ===========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------
The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 2002, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2003, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three months ended September 30, 2002 and 2001 are based on estimates of income and utilization of tax credits for the entire year.

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
                                                       -----------
                                                       $11,693,256
                                                       ===========

On October 1, 2001, the Company, through its wholly owned subsidiary Anaren Microwave Europe B.V., acquired all of the outstanding stock of The 5M Company Europe B.V. (now known as Anaren Europe B.V.). Anaren Europe, based in Almelo, Netherlands is a manufacturer of microwave circuits. Anaren Europe's manufacturing technology is very similar to the Company's multi-layer stripline technology. In addition, Anaren Europe has a unique metal backing technology that offers performance and cost advantages for high power applications. The Company believes that this acquisition will enable it to reduce its manufacturing costs in Europe, increase its dollar content in high power applications and provide customers with a higher level of vendor security with a second manufacturing facility. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of Anaren Europe have been included in the Company's consolidated financial statements since the date of acquisition.

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

The preliminary allocation of the purchase consideration to the assets acquired, liabilities assumed, and extraordinary gain follows:

                  Cash                                     $1,703,281
                  Accounts receivable                         899,776
                  Insurance receivable                     10,749,113
                  Other receivables                           385,745
                  Inventories                                 630,260
                  Accounts payable                         (1,768,882)
                  Accrued expenses                         (1,656,014)
                  Notes payable                              (856,978)
                  Long term debt                             (403,268)
                  Net deferred tax liability               (2,187,242)
                  Extraordinary gain                       (3,407,244)
                                                           ----------
                                                           $4,088,547
                                                           ==========

The Anaren Europe fire loss in July 2001 was subject to property, casualty and business interruption insurance. As of December 31, 2001, the Company settled the insurance claim and an insurance receivable aggregating $10,749,113 is reflected in the allocation of the Anaren Europe purchase price as of October 1, 2001.

The following unaudited pro forma financial information presents the combined results of operations of the Company, Amitron and Anaren Europe as if the acquisitions had taken place as of July 1, 2001. The pro forma information includes certain adjustments, including insurance recovery accounting, the amortization of goodwill and intangibles, reduction of interest income, and certain other adjustments, together with the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Amitron and Anaren Europe constituted a single entity during such periods.

                                            Three Months Ended
                                      September 30     September 30
                                          2002              2001
                                      ------------     ------------

     Net sales                         $20,423,873      $17,333,503
     Insurance recoveries                       --        1,873,278
     Net income                            146,206           32,811
     Earnings per share:
       Basic                              $0.01             $0.00
       Diluted                            $0.01             $0.01

For purposes of the pro forma financial information, the July 2001 Anaren Europe fire loss insurance recoveries have been reflected in operations versus the recognition as a pre-acquisition contingency in the purchase price allocation as previously discussed. The pro forma information reflects insurance recoveries of $0 and $1,873,278 for the three months ended September 30, 2002 and September 30, 2001, respectively.

The pro forma information reflects no goodwill amortization for the three months ended September 30, 2002 and 2001 due to the adoption of FASB 142, "Goodwill and Intangible Assets", by the Company.

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

INTANGIBLE ASSETS:

Intangible assets as of September 30, 2002 are as follows:

                                           Gross Carrying         Accumulated
                                               Amount            Amortization
                                           --------------        ------------

Patent                                       $  574,966            $233,581
Customer Base                                 1,350,000             243,750
Trade Name                                      320,000             115,557
Non-Competition Agreements                      180,000              39,000
Favorable Lease                                 600,000              65,000
                                             ----------            --------
     Total                                   $3,024,966            $696,888
                                             ==========            ========

Intangible asset amortization expense for the three month period ended September 30, 2002 and 2001 aggregated $124,885 and $53,607, respectively. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending June 30,
                  2003                                     $499,539
                  2004                                     $499,539
                  2005                                     $410,645
                  2006                                     $392,871
                  2007                                     $362,879

GOODWILL:

The changes in the carrying amount of goodwill for the three month period ended September 30 are as follows:

                                         Fiscal              Fiscal
                                          2003                2002
                                       -----------         -----------
Balance as of June 30, 2002            $30,715,861         $23,410,534
  and 2001, respectively

Goodwill acquired                               --           7,305,327

Goodwill amortization                           --                  --
                                       -----------         -----------
Balance as of September 30, 2002       $30,715,861         $30,715,861
and 2001, respectively                 ===========         ===========

In connection with the adoption of FASB 142, the Company completed the transitional impairment assessment within six months from the date of adoption as allowed by the standard. In addition, the Company completed a valuation as of the one year anniversary of adoption of the new standard. As a result of the impairment assessment, no goodwill impairment was found and no current asset write down is required.

NOTE 3: Marketable Securities

Marketable securities are summarized as follows:

                                                  September 30        June 30
                                                  ------------     ------------

Marketable debt securities - held-to-maturity $103,007,550 $108,519,857 Marketable equity securities - available
  for sale                                           5,806,431        3,820,942
                                                  ------------     ------------
Total                                              108,813,981      112,340,799
Current portion                                     96,146,025      102,776,241
                                                  ------------     ------------
Long term                                         $ 12,667,956     $  9,564,558
                                                  ============     ============

NOTE 4: Inventories

      Inventories are summarized as follows:

                                               September 30           June 30
                                               ------------         -----------

            Component parts                     $ 8,992,346         $ 9,086,987
            Work in process                       7,258,026           6,179,545
            Finished goods                        3,995,385           4,852,901
                                                -----------         -----------
                                                $20,245,757         $20,119,433
                                                ===========         ===========

NOTE 5: Property, Plant and Equipment

      Property, plant and equipment are summarized as follows:

                                                September 30          June 30
                                                ------------        -----------

            Land and land improvements          $ 1,595,821         $ 1,595,821
            Buildings, furniture and fixtures    12,299,730          12,258,796
            Machinery and equipment              49,795,999          47,720,881
                                                -----------         -----------
                                                $63,691,550         $61,575,498
            Less accumulated depreciation
             and amortization                    36,165,353          34,983,123
                                                -----------         -----------
                                                $27,526,197         $26,592,375
                                                ===========         ===========

NOTE 6: Accrued Expenses

      Accrued expenses consist of the following:

                                                September 30          June 30
                                                ------------        -----------
            Compensation                         $  997,484         $ 1,045,085
            Commissions                             606,903             573,325
            Accrued pension cost                    598,155             535,874
            Income taxes                            811,954             530,857
            Restructuring (note 7)                  403,403                  --
            Other                                   610,328             612,066
                                                 ----------         -----------
                                                 $4,028,227         $ 3,297,207
                                                 ==========         ===========

NOTE 7: Restructuring

      In September 2002, the Company recorded $403,403 of restructuring charges. The restructuring charges are associated with the Company's restructuring plan as it relates to its wholly owned subsidiary Anaren Europe, B.V. The Company's restructuring plan was primarily aimed at reducing the cost of excess personnel, including termination of 24 employees. The Company's restructuring plans and associated costs consisted of the following:

            Severance payment                               $293,206
            Outplacement services                             66,906
            Other                                             43,291
                                                            --------
            Total                                           $403,403
                                                            ========

      All terminations and termination benefits were communicated to the affected employees prior to the quarter ended September 30, 2002, and severance benefits are expected to be paid in full during fiscal year 2003. At September 30, 2002, outstanding liabilities related to the restructuring totaled $403,403 and are included in accrued expenses in the accompanying Balance Sheets.

NOTE 8: Other Liabilities

      Other liabilities consist of the following:

                                                September 30       June 30
                                                ------------      --------
            Deferred compensation                 $520,665        $526,808
            Other                                  136,000         120,725
                                                  --------        --------
                                                   656,665         647,533
            Less current portion                   201,000         185,725
                                                  --------        --------
                                                  $455,665        $461,808
                                                  ========        ========

NOTE 9: Net Income Per Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 2,115,700 and 1,768,800 at September 30, 2002 and 2001, respectively. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                           Three Months Ended
                                                           ------------------
                                                              September 30
Numerator:                                                2002           2001
                                                        --------      ----------

Earnings available to
         common stockholders                            $146,206      $1,374,484
                                                        ========      ==========
Denominator:

Denominator for basic earnings per share:
           Weighted average shares outstanding        22,331,289      22,250,148
                                                      ==========      ==========
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding          22,331,289      22,250,148
         Common stock options and restricted stock       480,323         883,048
                                                      ----------      ----------
Weighted average shares and conversions               22,811,612      23,133,196
                                                      ==========      ==========

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                Space &          Corporate and
                                              Wireless          Defense            Unallocated       Consolidated
                                              --------          -------            -----------       ------------
Net sales:
     Three months ended:
       September 30, 2002                   $13,108,346          7,315,527                 --        $20,423,873
       September 30, 2001                    $8,542,975          6,458,216                 --        $15,001,191

Operating income (loss):
     Three months ended:
       September 30, 2002                    (2,115,594)         1,660,150                 --           (455,444)
       September 30, 2001                      (774,560)         1,475,221                 --            700,661

Goodwill and intangible assets:
     September 30, 2002                      33,043,939                 --                 --         33,043,939
     June 30, 2002                           33,168,824                 --                 --         33,168,824

Identifiable assets:*
       September 30, 2002                    18,403,764        14,313,085         156,455,768        189,172,617
       June 30, 2002                         19,147,586        14,096,923         155,172,968        188,417,477

Depreciation:**
     Three months ended:
       September 30, 2002                       812,188           370,042                  --          1,182,230
       September 30, 2001                       486,461           340,228                  --            826,689

Goodwill and intangibles amortization:***
     Three months ended:
       September 30, 2002                       124,885                --                  --            124,885
       September 30, 2001                        53,607                --                  --             53,607

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis set forth below reviews the Company's operating results for the three month period ended September 30, 2002 and its financial condition at September 30, 2002. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of September 30, 2002 and June 30, 2002, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2002 and 2001.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Lucent Technologies, Motorola, Nokia, Nortel Networks, and Powerwave and to satellite communications and defense electronics companies such as Boeing Satellite, I.T.T., Lockheed Martin, Northrup Grumman and Raytheon.

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

Effective October 1, 2001 the Company acquired all of the outstanding capital stock of 5M (now known as Anaren Europe, B.V.), a manufacturer of microwave circuits based in Almelo, Netherlands. Anaren Europe's manufacturing technology, which is similar to the Company's multi-layer stripline technology, uses a unique metal backing technology, which offers both cost and performance advantages for high power applications. The aggregate purchase consideration for this transaction was $4,088,547, consisting of cash of $3,869,823 (including direct acquisition costs), and Company stock options with an aggregate fair value of $218,724. The acquisition was accounted for under the purchase method of accounting for business combinations.

In January 2002, Anaren Europe completed the reconstruction of its factory due to a fire in July 2001, which partially destroyed this facility. As of July 2002, Anaren Europe's facility was fully operational and the Company is actively engaged in rebuilding its customer base lost due to the fire. As a result of the fire, Anaren Europe received an insurance settlement through its property and business interruption insurance policies of approximately $16.0 million in December 2001 to offset expenses incurred in out-sourcing production, cleaning the facility and equipment and repairing equipment damaged but not destroyed in the fire and to recognize the replacement cost to be received for inventory and equipment destroyed by the fire.

In September 2002, as a result of customers lost due to the fire and the general decline in the wireless market, the Company made a decision to downsize the Anaren Europe workforce by 24 people. The cost of this restructuring was $403,403 and included notice and severance pay, benefit costs, and outplacement costs. This charge has been recognized as a separate line item in the income statement for the three months ended September 30, 2002, and is expected to be paid in full during fiscal year 2003.

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

On September 19, 2002, the Company submitted an acquisition proposal to Celeritek, Inc.'s Chairman, President and Chief Executive Officer, which stated that the Company was prepared to offer $8.75 per share in an all-cash transaction to acquire all of the outstanding shares of Celeritek, Inc., subject to successful completion of customary due diligence and negotiation and execution of a definitive acquisition agreement. On September 25, 2002, Celeritek issued a press release announcing that its Board had rejected the Company's proposal claiming it "is not in the best interests of Celeritek shareholders." The Company continues to believe in the merits of a business combination between Celeritek and Anaren and the benefits to the shareholders, customers and employees of each Company. Given the disappointing response from Celeritek, Anaren intends to consider all of the alternatives available to it, and may pursue one or more of the possible actions outlined in its Schedule 13D, as amended.

Net sales for the first quarter ended September 30, 2002 were $20,424,000, up 36.1% from net sales of $15,001,000 for the same period in fiscal 2002. The Company recorded earnings of

$146,000, or $.01 per diluted share, for the first quarter of fiscal 2003 compared to earnings of $1,374,000, or $.06 per diluted share, for the same quarter in fiscal 2002.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                  Three Months Ended
                                           Sept. 30, 2002     Sept. 30, 2001
                                           --------------     --------------

Net sales                                       100.0%            100.0%

Cost of sales                                    73.6%             65.8%
                                                ------            ------
Gross profit                                     26.4%             34.2%
                                                ------            ------

Operating expenses:
   Marketing                                      8.5%             10.1%
   Research and development                       6.8%              7.7%
   General and administrative                    11.3%             11.7%
   Restructuring                                  2.0%              0.0%
                                                ------            ------
     Total operating expenses                    28.6%             29.5%
                                                ------            ------

Operating income (loss)                          (2.2%)             4.7%
                                                ------            ------

Other income:
   Other income                                   3.3%              8.5%
   Interest expense                              (0.1%)            (0.1%)
                                                ------            ------

   Income before income taxes                     1.0%             13.1%
   Income tax expense                             0.3%              3.9%
                                                ------            ------
     Net income                                   0.7%              9.2%
                                                ======            ======

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                 Three Months Ended
                                                   September 30
                                               ---------------------
                                                 2002          2001
                                               -------       -------
Wireless                                       $13,108       $ 8,543
Space and Defense                                7,316         6,458
                                               -------       -------
                                               $20,424       $15,001
                                               =======       =======

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Sales. Net sales increased $5.4 million, or 36.1%, to $20.4 million for the three months ended September 30, 2002 compared to $15.0 million for the first quarter of the previous year. This increase resulted from a 53.4% ($4.6 million) rise in wireless infrastructure component sales, and a smaller 13.3% increase in shipments of Space and Defense products.

The increase in sales of Wireless products, which consist of standard surface mount components and custom subassemblies for use in building wireless base station equipment, was mainly the result of additional sales from Amitron and Anaren Europe. The two acquisitions accounted for $3.2 million in Wireless sales in the first quarter of fiscal 2003, compared to $600,000 generated by Amitron in the last month of the first quarter of fiscal 2002. The remaining $2.0 million increase in Wireless sales resulted from a slight increase in market share. In general, Wireless product demand remains flat and customer lead times remain very short resulting in little or no visibility as to customer demand levels going forward. As such, the Company expects Wireless sales to remain at or below current levels in the near term.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar countermeasures subsystems for the military. Sales in the Space and Defense group rose $858,000, or 13.3%, in the first quarter of fiscal 2003, compared to the same quarter in the prior fiscal year. This increase in shipments resulted from production sales under a number of defense contracts for Digital Frequency Discriminators (DFD's) for foreign applications and precision ranging subsystems (PRSS) for U.S. Government applications. These products were part of the rise in defense orders in the Company's backlog the last fiscal year. Space and Defense shipments are expected to range between $7.0 and $7.5 million per quarter for the remainder of fiscal 2003.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the first quarter of fiscal 2003 was $5.4 million (26.4% of net sales), up slightly from $5.1 million (34.2% of net sales) for the quarter of the prior year. The decrease in gross margin as a percent of sales is a result of the negative gross margin at Anaren Europe due to the low level of post-fire sales the Company is currently experiencing. The downsizing that occurred at Anaren Europe in quarter one should help to improve future gross margins, but a significant improvement in gross margins will only occur with a rise in sales volume at this subsidiary and at the Company's other subsidiaries.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 14.1% to $1.7 million (8.5% of net sales) for the first quarter of fiscal 2003 from $1.5 million (10.1% of net sales) for the first quarter of fiscal 2002. Marketing expense increased due to the addition of new east and west coast marketing offices and the marketing expenses associated with the Company's acquired businesses, Amitron and Anaren Europe.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses increased 21.5% to $1.4 million (6.8% of net sales) in the first quarter of fiscal 2003 from $1.2 million (7.7% of net sales) for the first quarter of fiscal 2002. Research and development expenditures are supporting further development of wireless infrastructure products and new wireless networking product opportunities. Despite the current Wireless market downturn, the Company does not expect to reduce its current research and development efforts in the near term and is presently working on a number of new standard wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, and intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 31.3% to $2.3 million (11.3% of net sales) for the first quarter of fiscal 2003 from $1.8 million (11.7% of net sales) for the first quarter of fiscal 2002. General and administrative expenses increased primarily due to the acquisition of Amitron and Anaren Europe in September and October 2001 respectfully, which added $300,000 in expense for the current first quarter. The remaining increase resulted from additional personnel in the IT function and professional service costs associated with the Company's bid for Celeritek, Inc. of approximately $200,000.

Restructuring. In September 2002, the Company recorded $403,403 of restructuring charges. The restructuring charges are associated with the Company's restructuring plan as it relates to its wholly owned subsidiary Anaren Europe, B.V. The Company's restructuring plan was primarily aimed at reducing the cost of excess personnel, including termination of 24 employees.

Operating Income: Operating income decreased 164.9% to a loss of $455,000, (2.2% of net sales) for the first quarter of fiscal 2003 down $1.2 million from a profit of $701,000 (4.7% of net sales) for the same period in fiscal 2002. On a reporting segment basis, the Wireless operating loss was $2.1 million for the first quarter of fiscal 2003, down 171.1% or $1.3 million from $775,000 operating loss in the first quarter of fiscal 2002. The principal reason for the decrease in Wireless operating income in the first quarter of fiscal 2003 compared to the same period in fiscal 2002 was the acquisition of Anaren Europe, which is presently rebuilding its sales after a major fire in July 2001. Anaren Europe had a $1.5 million operating loss in the first quarter due to low sales volume and the recording of a $403,000 restructuring charge for the cost of laying off 24 people in September, 2002. The remaining Wireless operating loss reflects the current lower sales levels at Anaren and its remaining subsidiaries. Wireless profits are expected to remain depressed at these sales levels and the Company is taking all available steps and opportunities to reduce cost wherever possible.

Space and Defense operating income rose $185,000 or 12.5% for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. This increase resulted from a $850,000 rise in Space and Defense revenues year over year, which caused better absorption of fixed overhead in the first quarter of fiscal 2003 compared to the previous year. Additionally, cost reduction and efficiency efforts in this segment were successful in maintaining the overall cost of operations in fiscal 2003 compared to last year.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 47.8% to $669,000 (3.3% of net sales) for the quarter ended September 30, 2002 from $1.3 million (8.5% of net sales) for the same quarter last year. This decrease was caused mainly by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Fund rates. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Interest Expense: Interest expense represents commitment fees and interest paid on a deferred obligation. Interest expense for the first quarter of fiscal 2003 was $19,522 (0.1% of net sales) compared to $16,000 (0.1% of net sales) for the first quarter of fiscal 2002.

Income Taxes: Income tax expense for the first quarter of fiscal 2003 was $48,000 (0.3% of net sales), representing an effective tax rate of 25%. This compared to $591,000 (3.9% of net sales) for the first quarter of fiscal 2002, representing an effective tax rate of 30%. The Company's reduced effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credit and benefits in relation to the reduced levels of taxable income.

Critical Accounting Policies

The methods, estimates and judgments management uses in applying the Company's most critical accounting policies have a significant impact on the results reported in the Company's financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of Anaren's financial condition and results, and requires management to make most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical policies include: valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and intangibles; and accounting for income taxes, which impacts valuation allowance and the effective tax rate. Management reviews the estimates, including, but not limited to, allowance for doubtful accounts, inventory reserves and income tax valuations on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could differ from these estimates.

The Company states inventories at the lower of cost or market, using a standard cost methodology to determine the cost basis for the inventory. This method approximates actual cost on a first-in-first-out basis. The recoverability of inventories is based on the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology. The Company's accounts receivable represent those amounts which have been billed to our customers but not yet collected. The Company analyzes various factors including historical experience, credit worthiness of customers and current market and economic conditions. The allowance for doubtful accounts balance is established based on the portion of those accounts receivable which are deemed to be potentially uncollectible. Changes in judgments on these factors could impact the timing of costs recognized.

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. The Company evaluates the need for valuation allowances on a regular basis and adjust as needed. These adjustments, when made, would have an impact on the Company's financial statements in the period that they were recorded.

Intangible assets with estimable useful lives are amortized to their residual values over those estimated useful lives in proportion to the economic benefit consumed .

Goodwill is tested annually for impairment by the Company at the reporting unit level, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired (the fair value of the reporting unit is less than the carrying amount), the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill and, if it is less, the Company would then recognize an impairment loss.

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

Liquidity and Capital Resources

Net cash provided by operations for the three months ended September 30, 2002 and the three months ended September 30, 2001 was $2.1 million and $2.3 million, respectively. The positive cash flow from operations was due primarily to the profit before depreciation and the decline in accounts receivable realized during the quarter in both years.

Net cash used in investing activities consists of funds used to purchase capital equipment in both years and cash used to purchase the capital stock of Amitron, Inc. in the first quarter of fiscal 2002.

Capital equipment purchased in the first quarter of fiscal 2003 amounted to $2.1 million, compared to $1.2 million in the first quarter of fiscal 2002.

In the first quarter of fiscal 2002, the Company expended $9.9 million in cash to purchase all the capital stock of Amitron. Funds for this transaction were obtained through the proceeds of matured marketable securities in the amount of $9.6 million.

Net cash used for financing activities was $594,000 in the first quarter of fiscal 2003 and $513,000 in the first quarter of last year. Cash was used in the current first quarter of fiscal 2003 for the purchase of 71,800 Treasury shares. Funds used in the first quarter of last fiscal year consisted of $716,000 used to pay off the loans of Amitron, Inc., net of $203,000 generated by the exercise of stock options.

During the remainder of fiscal 2003, the Company's main cash requirements will be for additions to capital equipment. Capital expenditures, including purchases of $2.1 million made in the first quarter, are expected to total between $4.0 and $5.0 million for fiscal 2003 (5-6% of sales) and will be funded by existing cash balances.

At September 30, 2002, the Company had approximately $124.9 million in cash, cash equivalents, and marketable securities and no debt. For the past seven years the Company has maintained a guaranteed $10 million revolving line of credit facility under which it has never borrowed any funds. Effective October 1, 2002, the Company converted this line to a demand line to eliminate the current annual fee of approximately $38,000. The Company believes that its cash requirement for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligation and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                              Less
                                       Total        than 1 Yr.         2-3 Yrs          4-5 Yrs       Over 5 Yrs
                                       -----        ----------         -------          -------       ----------
Contractual obligations                                          Payment Due by Period
Operating leases - facilities        $5,858,534     $960,224          $1,293,327        $990,531      $2,614,452
Deferred compensation                   520,665       65,000             130,000         130,000         195,665
Lines of credit                              --           --                  --              --              --

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. Because these statements are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statements. Among the factors that could cause actual results to differ materially include, but are not limited to:

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

Anaren disclaims any obligation, unless required by law, to update or revise any forward-looking statement. Readers are advised to carefully review the risk factors set forth in this quarterly report on form 10-Q and the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenues and earnings.

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

As of September 30, 2002, the Company had cash, cash equivalents and marketable securities of $124.9 million, of which approximately $103.0 million consisted of highly liquid investments in marketable debt securities and $5.8 million consisted of marketable equity securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from September 30, 2002 rates, or 0.25%, would have reduced net income and cash flow by approximately $64,000, or $0.003 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company currently owns equity investments held for sale with a market value of approximately $5.8 million. Fluctuations in market value of these securities are charged to stockholders' equity monthly. A theoretical 10.0% decline in market value of these securities would result in a $580,000 reduction in stockholders' equity.

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

Item 4: Controls and Procedures

Within the 90 days prior to the filing date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the company's management, including Lawrence A. Sala (the Company's President, Chief Executive Officer and Chairman) and Joseph E. Porcello (its Vice President of Finance and Treasurer), of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Messrs. Sala and Porcello concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses (as no such deficiencies or weaknesses were discovered in the course of the evaluation).

Item 5.     Submission of Matters to a Vote of Security Holders

            None.

Item 6.     Exhibits and Reports on Form 8-K

Item 6(a)   Exhibits

            99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

                                         Anaren Microwave, Inc.
                                         -----------------------------------
                                         (Registrant)

Date:  October 23, 2002                  S/Lawrence A. Sala
                                         -----------------------------------
                                         Lawrence A.Sala
                                         President & Chief Executive Officer

Date: October 23, 2002                   S/Joseph E. Porcello
                                         -----------------------------------
                                         Joseph E. Porcello
                                         Vice President of Finance and Treasurer

                                 CERTIFICATIONS

I, Lawrence A. Sala , certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anaren Microwave, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. the registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

                                            S/Lawrence A. Sala
                                            ----------------------------------
                                            Lawrence A. Sala
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)

I, Joseph E. Porcello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anaren Microwave, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. the registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

                                         S/Joseph E. Porcello
                                         ---------------------------------------
                                         Joseph E. Porcello
                                         Vice President of Finance and Treasurer
                                         (Principal Financial Officer)