Form 10-Q
period 2002-12-31
ANAREN  INC
filed 2003-01-29
CIK 6314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------      -------------------

                          Commission file number 0-6620
                                                 ------

                                  ANAREN, INC.
                                  ------------
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

                             Anaren Microwave, Inc.
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      The number of shares of Registrant's Common Stock outstanding on January 27, 2003 was 22,418,120.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

     Item 1. Financial Statements

             Consolidated Condensed Balance Sheets as of                       3
             December 31, 2002 (unaudited) and June 30, 2002

             Consolidated Condensed Statements of Earnings                     4
             for the Three Months Ended December 31,
             2002 and 2001 (unaudited)

             Consolidated Condensed Statements of Earnings                     5
             for the Six Months Ended December 31, 2002 and 2001 (unaudited)

             Consolidated Condensed Statements of Cash Flows                   6
             for the Six Months Ended December 31,
             2002 and 2001 (unaudited)

             Notes to Consolidated Condensed Financial                         7
             Statements (unaudited)

     Item 2. Management's Discussion and Analysis                             15
             of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                                25

     Item 4. Controls & Procedures                                            27

PART II - OTHER INFORMATION

     Item 5. Submission of Matters to a Vote of Security Holders              28

     Item 6. Exhibits and Reports on Form 8-K                                 28

  Officer Certifications                                                 30 - 31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                       December 31, 2002 and June 30, 2002

                                                 (Unaudited)
     Assets                                    December 31, 2002  June 30, 2002
     ------                                    -----------------  -------------
Current assets:
  Cash and cash equivalents                      $ 16,290,485     $ 12,565,424
  Securities available for sale (note 3)            5,176,818        3,820,942
  Securities held to maturity (note 3)             91,728,318       98,955,299
  Receivables, less allowance of $558,724
    and $529,000, respectively                     11,495,026       13,106,583
  Inventories (note 4)                             17,975,182       20,119,433
  Interest and other receivables                    1,103,927        1,206,396
  Deferred income taxes                             1,798,821        1,356,294
  Other current assets                              1,258,403        1,130,173
                                                 ------------     ------------
              Total current assets                146,826,980      152,260,544
                                                 ------------     ------------

Securities held to maturity                        13,458,543        9,564,558
Property, plant and equipment,
  net (note 5)                                     27,951,805       26,592,375
Patents, net of accumulated
  amortization of $251,548 at
  December 31, 2002 and $215,613 at
  June 30, 2002 (note 2)                              323,418          359,353
Goodwill (note 2)                                  30,715,861       30,715,861
Other intangible assets, net of
  accumulated amortization of $570,224 at
  December 31, 2002 and $356,390 at
  June 30, 2002 (note 2)                            1,879,776        2,093,610
                                                 ------------     ------------
                                                 $221,156,383     $221,586,301
                                                 ============     ============
     Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                               $  3,513,396     $  5,046,048
  Accrued expenses (note 6)                         3,609,230        3,297,207
  Customer advance payments                                --          244,831
  Other current liabilities
    (note 8)                                          218,675          185,725
                                                 ------------     ------------
              Total current liabilities             7,341,301        8,773,811
Deferred income taxes                               1,456,095        1,357,359
Postretirement benefit obligation                   1,440,085        1,440,085
Other liabilities (note 8)                            449,522          461,808
                                                 ------------     ------------
              Total liabilities                    10,687,003       12,033,063
                                                 ------------     ------------
Stockholders' equity:
  Common stock of $.01 par value
    Authorized 200,000,000 shares;
    issued 25,666,742 shares
    at December 31, 2002 and
    25,636,442 at June 30, 2002                       256,667          256,364
  Additional paid-in capital                      169,101,273      168,901,645
  Unearned compensation                              (768,315)      (1,086,669)
  Accumulated other comprehensive loss               (457,878)        (828,061)
  Retained earnings                                47,703,971       47,082,597
                                                 ------------     ------------
                                                  215,835,718      214,325,876
  Less cost of 3,249,622 and
    3,177,822 treasury shares
    at December 31, 2002 and
    June 30, 2002                                   5,366,338        4,772,638
                                                 ------------     ------------
              Total stockholders' equity          210,469,380      209,553,238
                                                 ------------     ------------
                                                 $221,156,383     $221,586,301
                                                 ============     ============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           December 31, 2002 and 2001
                                   (Unaudited)
                                                    2002            2001
                                                    ----            ----

Net sales                                        $20,885,138    $17,244,979

Cost of sales                                     15,314,622     12,777,227
                                                 -----------    -----------
        Gross profit                               5,570,516      4,467,752
                                                 -----------    -----------

Operating expenses:
        Marketing                                  1,652,078      1,849,196
        Research and development                   1,527,747      1,591,697
        General and administrative                 2,388,420      2,083,467
        Fire related (note 1)                             --        711,400
                                                 -----------    -----------
              Total operating expenses             5,568,245      6,235,760
                                                 -----------    -----------

Operating income (loss)                                2,271     (1,768,008)

Other income, primarily interest                     641,059      1,011,256
Interest expense                                     (10,162)       (68,891)
                                                 -----------    -----------

Income (loss) before income taxes                    633,168       (825,643)
  and extraordinary item

Income tax expense (benefit)                         158,000       (474,000)
                                                 -----------    -----------

Income (loss) before extraordinary
  item                                               475,168       (351,643)
                                                 -----------    -----------

Extraordinary item - gain on
  acquisition (note 1)                                    --      3,407,244
                                                 -----------    -----------

Net income                                       $   475,168    $ 3,055,601
                                                 ===========    ===========

Basic earnings (loss) per share:
        Income (loss) before
          extraordinary item                           $0.02         $(0.02)
        Extraordinary item - gain
          on acquisition                                0.00           0.15
                                                       -----          -----
        Net income                                     $0.02          $0.13
                                                       =====          =====

Diluted earnings (loss) per share:
        Income  (loss) before
          extraordinary item                           $0.02         $(0.02)
        Extraordinary item - gain
          on acquisition                                0.00           0.15
                                                       -----         ------
        Net income                                     $0.02         $ 0.13
                                                       =====         ======

Shares used in computing net
  earnings (loss):
        Basic                                     22,301,824     22,336,004
                                                 ===========    ===========
        Diluted                                   22,821,430     23,164,627
                                                 ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                Six Months Ended
                           December 31, 2002 and 2001
                                   (Unaudited)
                                                Dec. 31, 2002  Dec. 31, 2001
                                                -------------  -------------

Net sales                                        $41,309,011    $32,246,170

Cost of sales                                     30,346,988     22,647,365
                                                 -----------    -----------
        Gross profit                              10,962,023      9,598,805
                                                 -----------    -----------

Operating expenses:
        Marketing                                  3,385,883      3,368,231
        Research and development                   2,928,808      2,744,363
        General and administrative                 4,697,102      3,842,158
        Fire related (note 1)                             --        711,400
        Restructuring                                403,403             --
                                                 -----------    -----------
           Total operating expenses               11,415,196     10,666,152
                                                 -----------    -----------

Operating loss                                      (453,173)    (1,067,347)
Other income, primarily interest                   1,310,231      2,292,327
Interest expense                                     (29,684)       (85,139)
                                                 -----------    -----------
Income before income taxes
  and extraordinary item                             827,374      1,139,841

Income tax expense                                   206,000        117,000
                                                 -----------    -----------

Income before extraordinary item                     621,374      1,022,841

Extraordinary item - gain on
  acquisition (note 1)                                    --      3,407,244
                                                 -----------    -----------

Net income                                       $   621,374    $ 4,430,085
                                                 ===========    ===========

Basic earnings per share:
        Income before extraordinary
          item                                         $0.03          $0.05
        Extraordinary item - gain
          on acquisition                                0.00           0.15
                                                       -----          -----
        Net income                                     $0.03          $0.20
                                                       =====          =====

Diluted earnings per share:
        Income before extraordinary
          item                                         $0.03          $0.04
        Extraordinary item - gain
          on acquisition                                0.00           0.15
                                                       -----          -----
        Net income                                     $0.03          $0.19
                                                       =====          =====

Shares used in computing net
  earnings (loss):
        Basic                                     22,316,557     22,293,076
                                                 ===========    ===========
        Diluted                                   22,816,521     23,148,911
                                                 ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended
                           December 31, 2002 and 2001
                                   (Unaudited)

                                                Dec. 31, 2002   Dec. 31, 2001
Cash flows from operating activities:           -------------   -------------
     Net income                                  $   621,374    $  4,430,085
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:
         Depreciation                              2,518,680       1,806,254
         Amortization of intangibles                 249,769         178,491
         Deferred income taxes                      (343,791)       (640,849)
         Unearned compensation                       318,354         318,354
         Tax benefit from exercise
           of stock options                               --          96,931
         Gain on Acquisition (note 2)                     --      (3,407,244)
         Changes in operating assets
           and liabilities, net of
           acquisition:
           Receivables                             1,611,557       1,447,740
           Inventories                             2,144,251         814,362
           Insurance receivable                           --       5,339,020
           Interest and other receivables            102,469         (34,311)
           Other current assets                     (128,230)        807,988
           Accounts payable                       (1,532,652)      1,125,087
           Accrued expenses                          312,023      (2,497,355)
           Customer advance payments                (244,831)       (615,617)
           Other liabilities                          20,664          77,562
           Postretirement benefit obligation              --          76,499
                                                 -----------    ------------
             Net cash provided by
               operating activities                5,649,637       9,322,997
                                                 -----------    ------------
Cash flows from investing activities:
     Capital expenditures                         (3,597,185)     (6,325,529)
     Net maturities of marketable
       debt and equity securities                  1,976,719       7,540,638
     Purchase of businesses, net
       of cash acquired                                   --     (12,073,362)
                                                 -----------    ------------
             Net cash used in investing
               activities                         (1,620,466)    (10,858,253)
                                                 -----------    ------------
Cash flows from financing activities:
     Net payments on long term debt                       --      (1,546,261)
     Stock options exercised                         199,931         375,269
     Purchase of treasury stock                     (593,700)             --
                                                 -----------    ------------
             Net cash used in financing
               activities                           (393,769)     (1,170,992)
                                                 -----------    ------------

     Effect of exchange rates                         89,659        (202,444)
             Net increase (decrease)
               in cash and cash
               equivalents                         3,725,061      (2,908,692)
Cash and cash equivalents at
  beginning of period                             12,565,424      11,748,542
                                                 -----------    ------------
Cash and cash equivalents at
  end of period                                  $16,290,485    $  8,839,850
                                                 ===========    ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                  $    29,684    $     85,139
                                                 ===========    ============
       Income taxes, net of refunds              $   750,000    $  1,059,000
                                                 ===========    ============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited (except for the balance sheet information as of June 30, 2002, which is derived from the Company's audited consolidated financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2003, or any future interim period.

On December 16, 2002, at a Special Meeting of Shareholders, the Company's shareholders approved the creation of a holding company structure in which the Company's operating assets would be transferred to a newly formed, wholly owned, subsidiary and authorized an amendment to the Company's Certificate of Incorporation to change the name of the Company from Anaren Microwave, Inc. to Anaren, Inc. The name change to Anaren, Inc. became effective on December 20, 2002 and the Company's operating assets were transferred to a wholly owned subsidiary (named Anaren Microwave, Inc.) effective December 31, 2002.

The income tax rates utilized for interim financial statement purposes for the six months ended December 31, 2002 and 2001 are based on estimates of income and utilization of tax credits for the entire year.

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
                                                          -----------
                                                          $11,693,256
                                                          ===========

On October 1, 2001, the Company, through its wholly owned subsidiary Anaren Microwave Europe B.V., acquired all of the outstanding stock of The 5M Company Europe B.V. (now known as Anaren Europe B.V.). Anaren Europe, based in Almelo, Netherlands, is a manufacturer of microwave circuits. Anaren Europe's manufacturing technology is very similar to the Company's multi-layer stripline technology. In addition, Anaren Europe has a unique metal backing technology that offers performance and cost advantages for high power applications. The Company believes that this acquisition will enable it to reduce its manufacturing costs in Europe, increase its dollar content in high power applications and provide customers with a higher level of vendor security with a second manufacturing facility. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of Anaren Europe have been included in the Company's consolidated financial statements since the date of acquisition.

The purchase consideration for Anaren Europe was $3,869,823 in cash, including direct acquisition costs, and Company stock options with an aggregate fair value of $218,724. The fair values of Anaren Europe's assets acquired and liabilities assumed exceeded the purchase consideration and the resulting, negative goodwill served to reduce the fair value of purchased equipment to zero with the remaining excess recognized as an extraordinary gain.

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

                          Three Months Ended           Six Months Ended
                       -------------------------   -------------------------
                       December 31   December 31   December 31   December 31
                           2002         2001           2002         2001
                       -----------   -----------   -----------   -----------

Net sales              $20,885,138   $17,244,979   $41,309,011   $34,578,482
Insurance recoveries            --    14,126,694            --    15,999,972
Net income                 475,168     9,838,474       621,374     9,871,285
Earnings per share:
  Basic                      $0.02           .44         $0.03           .44
  Diluted                    $0.02           .42         $0.03           .43

For purposes of the pro forma financial information, the July 2001 Anaren Europe fire loss insurance recoveries have been reflected in operations versus the recognition as a pre-acquisition contingency in the purchase price allocation as previously discussed. The pro forma information reflects insurance recoveries of $14,126,694 and $15,999,972 for the three and six months ended December 31, 2001.

The pro forma information reflects no goodwill amortization for the three and six months ended December 31, 2002 and 2001 due to the adoption of FASB 142, "Goodwill and Intangible Assets", by the Company.

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

INTANGIBLE ASSETS:

Intangible assets as of December 31, 2002 are as follows:

                                               Gross Carrying    Accumulated
                                                   Amount        Amortization
                                               --------------    ------------
Patent                                           $  574,966        $251,548
Customer Base                                     1,350,000         300,000
Trade Name                                          320,000         142,224
Non-Competition Agreements                          180,000          48,000
Favorable Lease                                     600,000          80,000
                                                 ----------        --------
     Total                                       $3,024,966        $821,772
                                                 ==========        ========

Intangible asset amortization expense for the six month period ended December 31, 2002 and 2001 aggregated $249,769 and $178,491, respectively. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending June 30,
                2003                                         $499,539
                2004                                         $499,539
                2005                                         $410,645
                2006                                         $392,871
                2007                                         $362,879

GOODWILL:

The changes in the carrying amount of goodwill for the three month period ended December 31 are as follows:

                                                   Fiscal         Fiscal
                                                    2003           2002
                                                   ------         ------
Balance as of June 30, 2002                      $30,715,861    $23,410,534
  and 2001, respectively

Goodwill acquired                                         --      7,305,327

Goodwill amortization                                     --             --
                                                 -----------    -----------

Balance as of December 31, 2002
and 2001, respectively                           $30,715,861    $30,715,861
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

NOTE 3: Marketable Securities

Marketable securities are summarized as follows:

                                                 December 31        June 30
                                                 -----------        -------

Marketable debt securities -
  held-to-maturity                               $105,186,861    $108,519,857
Marketable equity securities -
  available for sale                                5,176,818       3,820,942
                                                 ------------    ------------
Total                                             110,363,679     112,340,799
Current portion                                    96,905,136     102,776,241
                                                 ------------    ------------
Long term                                        $ 13,458,543    $  9,564,558
                                                 ============    ============

NOTE 4: Inventories

     Inventories are summarized as follows:

                                                 December 31        June 30
                                                 -----------        -------

     Component parts                              $ 7,975,673    $ 9,086,987
     Work in process                                6,630,508      6,179,545
     Finished goods                                 3,369,001      4,852,901
                                                  -----------    -----------
                                                  $17,975,182    $20,119,433
                                                  ===========    ===========

NOTE 5: Property, Plant and Equipment

     Property, plant and equipment are summarized as follows:

                                                 December 31        June 30
                                                 -----------        -------

     Land and land improvements                   $ 1,595,821     $ 1,595,821
     Buildings, furniture and fixtures             12,612,113      12,258,796
     Machinery and equipment                       51,245,675      47,720,881
                                                  -----------     -----------
                                                  $65,453,609     $61,575,498
     Less accumulated depreciation
       and amortization                            37,501,804      34,983,123
                                                  -----------     -----------

                                                  $27,951,805     $26,592,375
                                                  ===========     ===========

NOTE 6: Accrued Expenses

     Accrued expenses consist of the following:

                                                 December 31        June 30
                                                 -----------        -------
     Compensation                                 $  951,637      $1,045,085
     Commissions                                     645,872         573,325
     Accrued pension cost                            612,569         535,874
     Income taxes                                    415,929         530,857
     Health insurance                                519,909         330,177
     Restructuring (note 7)                           83,171              --
     Other                                           380,143         281,889
                                                  ----------      ----------

                                                  $3,609,230      $3,297,207
                                                  ==========      ==========

NOTE 7: Restructuring

In September 2002, the Company recorded $403,403 of restructuring charges. The restructuring charges were associated with the Company's restructuring plan as it relates to its wholly owned subsidiary Anaren Europe, B.V. The Company's restructuring plan was primarily aimed at reducing the cost of excess personnel, including termination of 24 employees. The Company's restructuring plans and associated costs consisted of the following:

                                     September 30,       Cash       December 31,
                                         2002          Payments         2002
                                     -------------     --------     ------------
Severance payment                      $293,206       ($279,514)      $13,692
Outplacement services and others        110,197         (40,718)       69,479
                                       --------       ---------       -------

Total                                  $403,403       ($320,232)      $83,171
                                       ========       =========       =======

All terminations and termination benefits were communicated to the affected employees prior to the quarter ended September 30, 2002, and severance benefits are expected to be paid in full during fiscal year 2003. Under the restructuring, 24 employees were terminated. At December 31, 2002, outstanding liabilities related to the restructuring totaled $83,171 and are included in accrued expenses in the accompanying Balance Sheets.

NOTE 8: Other Liabilities

                    Other liabilities consist of the following:

                                               December 31      June 30
                                               -----------      -------

Deferred compensation                            $514,522       $526,808
Other                                             153,675        120,725
                                                 --------       --------
                                                  668,197        647,533
Less current portion                              218,675        185,725
                                                 --------       --------
                                                 $449,522       $461,808
                                                 ========       ========

NOTE 9: Net Income Per Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 2,425,700 and 2,225,200 at December 31, 2002 and 2001, respectively. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                               Three Months Ended           Six Months Ended
                                                   December 31                 December 31
                                               ------------------           -----------------
Numerator:                                      2002         2001           2002         2001
                                                ----         ----           ----         ----
Earnings available to
  common stockholders                       $   475,168   $ 3,055,601   $   621,374   $ 4,430,085
                                            ===========   ===========   ===========   ===========
Denominator:

Denominator for basic earnings per share:
  Weighted average shares outstanding        22,301,824    22,336,004    22,316,557    22,293,076
                                            ===========   ===========   ===========   ===========
Denominator for diluted earnings
  per share:
  Weighted average shares outstanding        22,301,824    22,336,004    22,316,557    22,293,076
  Common stock options
    and restricted stock                        519,606       828,623       499,964       855,835
                                            -----------   -----------   -----------   -----------
Weighted average shares and conversions      22,821,430    23,164,627    22,816,521    23,148,911
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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                              Space &     Corporate and
                                              Wireless        Defense      Unallocated     Consolidated
                                              --------        -------     -------------    ------------
Net sales:
  Three months ended:
    December 31, 2002                        $13,316,311      7,568,827             --    $ 20,885,138
    December 31, 2001                        $10,612,648      6,632,331             --    $ 17,244,979
  Six months ended
    December 31, 2002                        $26,424,657     14,884,354             --    $ 41,309,011
    December 31, 2001                        $19,155,624     13,090,546             --    $ 32,246,170

Operating income (loss):
  Three months ended:
    December 31, 2002                         (1,521,726)     1,523,997             --           2,271
    December 31, 2001                         (3,399,840)     1,631,832             --      (1,768,008)
  Six months ended:
    December 31, 2002                         (3,637,320)     3,184,147             --        (453,173)
    December 31, 2001                         (4,176,916)     3,109,569             --      (1,067,347)

Goodwill and intangible assets:
  December 31, 2002                           32,919,055             --             --      32,919,055
  June 30, 2002                               33,168,824             --             --      33,168,824

Identifiable assets:*
       December 31, 2002                      15,713,308     13,756,900    158,767,120     188,237,328
       June 30, 2002                          19,147,586     14,096,923    155,172,968     188,417,477

Depreciation:**
  Three months ended:
    December 31, 2002                            963,102        373,348             --       1,336,450
    December 31, 2001                            694,881        284,684             --         979,565
  Six months ended:
    December 31, 2002                          1,775,290        743,390             --       2,518,680
    December 31, 2001                          1,181,343        624,911             --       1,806,254

Goodwill and intangibles amortization:***
  Three months ended:
    December 31, 2002                            124,884             --             --         124,884
    December 31, 2001                            124,884             --             --         124,884
  Six months ended:
    December 31, 2002                            249,769             --             --         249,769
    December 30, 2001                            178,491             --             --         178,491

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis set forth below reviews the Company's operating results for the three month and six month periods ended December 31, 2002 and its financial condition at December 31, 2002. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of December 31, 2002 and June 30, 2002, and the consolidated results of operations and cash flows of the Company for the six months ended December 31, 2002 and 2001.

On December 16, 2002, at a Special Meeting of Shareholders, the Company's shareholders approved the creation of a holding company structure in which the Company's operating assets would be transferred to a newly formed, wholly owned, subsidiary and authorized an amendment to the Company's Certificate of Incorporation to change the name of the Company from Anaren Microwave, Inc. to Anaren, Inc. The name change to Anaren, Inc. became effective on December 20, 2002 and the Company's operating assets were transferred to a wholly owned subsidiary (named Anaren Microwave, Inc.) effective December 31, 2002.

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

In January 2002, Anaren Europe completed the reconstruction of its factory due to a fire in July 2001, which partially destroyed this facility. As of July 2002, Anaren Europe's facility was fully operational and the Company is actively engaged in rebuilding its customer base lost due to the fire. As a result of the fire, Anaren Europe received an insurance settlement through its property and business interruption insurance policies of approximately $16.0 million in December 2001 to offset expenses incurred in out-sourcing production, cleaning and repairing the facility and equipment damaged in the fire and to recognize the replacement cost for inventory and equipment destroyed by the fire.

In March 2002, the Company, through a newly created subsidiary, Anaren Communication Suzhou Co., Ltd., signed a three-year lease for a 12,300 square foot manufacturing facility in Suzhou Industrial Park in Suzhou, China. The Company has hired a General Manager and additional staff for the facility and began light manufacturing and assembly at this location during the second quarter of fiscal 2003. It is anticipated that this facility will serve all of the Company's Asian customers and will concentrate on producing more labor intensive products. Additionally, it is expected that the Company will use this location to facilitate procurement of raw materials in China, when possible, for the Company's other subsidiaries.

In September 2002, as a result of customers lost due to the fire and the general decline in the wireless market, the Company made a decision to downsize the Anaren Europe workforce by 24 people. The cost of this restructuring was $403,403 and included notice and severance pay, benefit costs, and outplacement costs. This charge has been recognized as a separate line item in the income statement for the six months ended December 31, 2002, and is expected to be paid in full during fiscal year 2003.

On September 19, 2002, the Company submitted an acquisition proposal to Celeritek, Inc.'s Chairman, President and Chief Executive Officer, which stated that the Company was prepared to offer $8.75 per share in an all-cash transaction to acquire all of the outstanding shares of Celeritek, subject to successful completion of customary due diligence and negotiation and execution of a definitive acquisition agreement. On September 25, 2002, Celeritek issued a press release announcing that its Board had rejected the Company's proposal claiming it "is not in the best interests of Celeritek shareholders." The Company has taken no further action regarding its equity position in Celeritek or its offer to purchase all of the outstanding shares of Celeritek since learning of Celeritek's rejection on September 25, 2002. Anaren intends to continue to consider all of the alternatives available to it, and may pursue one or more of the possible actions outlined in its Schedule 13D, as amended.

The Company's original investment in Celeritek common stock averaged approximately $8.47 a share and totaled $6.6 million. During the six month reporting period ended December 31, 2002 the market value of Celeritek common stock has fluctuated substantially, and has, at times traded above the cost of the Company's investment. This investment had a market value at December 31, 2002 of approximately $5.2 million, a decline of $1.4 million. The Company considers this to be a temporary decline in market value and it has been recorded as a charge to other comprehensive loss in the shareholders'equity section of the balance sheet at December 31, 2002. If, at a future date, this drop in market value is determined to be other than temporary, then the decline in value, including the amount previously charged as other comprehensive loss to shareholders equity, would at that time be recognized as a loss in the current period income statement.

Net sales for the second quarter ended December 31, 2002 were $20,885,000, up 21.1% from net sales of $17,245,000 for the same period in fiscal 2002. The Company recorded earnings of $475,000, or $0.02 per diluted share, for the second quarter of fiscal 2003, compared to a net loss before extraordinary item of ($352,000), or ($0.02) per diluted share and net income of $3.1 million, or $0.13 per diluted share for the same quarter last year.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                 Three Months Ended               Six Months Ended
                                           Dec. 31, 2002     Dec. 31, 2001   Dec. 31, 2002  Dec. 31, 2001
                                           -------------     -------------   -------------  -------------
Net Sales                                       100.0%            100.0%          100.0%         100.0%

Cost of sales                                    73.3%             74.1%           73.5%          70.2%
                                                -----            ------           -----          -----
Gross profit                                     26.7%             25.9%           26.5%          29.8%
                                                -----            ------           -----          -----

Operating expenses:
   Marketing                                      7.9%             10.7%            8.2%          10.5%
   Research and development                       7.3%              9.2%            7.1%           8.5%
   General and administrative                    11.5%             12.1%           11.3%          11.9%
   Restructuring                                   --                --             1.0%            --
   Fire related                                    --               4.2%             --           2.2%
                                                -----            ------           -----          -----
     Total operating expenses                    26.7%             36.2%           27.6%          33.1%
                                                -----            ------           -----          -----

Operating income (loss)                            --            (10.3%)          (1.1%)         (3.3%)
                                                -----            ------           -----          -----

Other income (expense):

   Other, primarily interest income               3.1%              5.9%            3.2%           7.1%
   Interest expense                              (0.1%)            (0.4%)          (0.1%)         (0.3%)
                                                -----            ------           -----          -----
     Total other income (expense), net            3.0%              5.5%            3.1%           6.8%
                                                -----            ------           -----          -----

Income (loss) before income taxes
  and extraordinary item                          3.0%             (4.8%)           2.0%           3.5%
Income taxes                                      0.7%             (2.8%)           0.5%           0.3%
                                                -----            ------           -----          -----
Income (loss) before extraordinary item           2.3%             (2.0%)           1.5%           3.2%

Extraordinary item - gain on acquisition           --              19.7%             --           10.5%
                                                -----            ------           -----          -----

   Net income                                     2.3%             17.7%            1.5%          13.7%
                                                =====            ======           =====          =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                           Three Months Ended         Six Months Ended
                               December 31               December 31
                           ------------------         ----------------
                           2002        2001         2002          2001
                           ----        ----         ----          ----
Wireless                 $13,316      $10,613      $26,424      $19,156
Space and Defense          7,569        6,632       14,885       13,090
                         -------      -------      -------      -------
                         $20,885      $17,245      $41,309      $32,246
                         =======      =======      =======      =======


Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Net Sales. Net sales increased $3.6 million, or 21%, to $20.9 million for the three months ended December 31, 2002 compared to $17.2 million for the second quarter of the previous fiscal year. This increase resulted from a $2.7 million (25.5%) rise in shipments of wireless infrastructure products and a $937,000 (14.1%) increase in sales of Space and Defense products.

The increase in sales of Wireless products, which consist of standard surface mount components and custom subassemblies for use in building wireless base station equipment, was the result of a slight general rise in customer demand for wireless infrastructure products. Wireless product and customer lead times remain very short, resulting in little or no visibility going forward. Given this ongoing situation, the Company expects Wireless sales to remain at or below current levels in the second half of fiscal 2003.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales in the Space and Defense group rose $937,000, or 14.1%, in the second quarter of fiscal 2003, compared to the same quarter in the prior fiscal year. This increase in shipments resulted from production sales under a number of defense contracts for Digital Frequency Discriminators (DFD's) and Digital RF Memories (DRFMs) for foreign applications, radar antenna feed networks and precision ranging subsystems (PRSS) for U.S. Government applications. These products were part of the rise in defense orders in the Company's backlog over the last fiscal year. Space and Defense shipments are expected to range between $7.0 and $7.5 million per quarter for the remainder of fiscal 2003.

Gross Profit. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the second quarter of fiscal 2003 was $5.6 million (26.7% of net sales), up $1.1 million from $4.5 million (25.9% of net sales) for the same quarter of the prior year. The rise in gross margin as a percent of net sales in quarter two is a result of the 21% increase in sales over quarter two in fiscal 2002 and the Company's continuing cost cutting programs. The Company has reduced its personnel levels by 68 people, or 10.3%, over the first six months of this fiscal year. These cost cutting efforts should help to improve future gross margins, but any significant improvement in gross margins will only occur with a rise in sales volume.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses decreased 10.7% to $1.7 million (7.9% of net sales) for the second quarter of fiscal 2003 from $1.9 million (10.7% of net sales) for the second quarter of fiscal 2002. Marketing expense declined in the second quarter of fiscal 2003 due to a budgeted decline in advertising expenditures in the current fiscal year compared to 2002 and the reassignment of some marketing personnel to other company functions.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses decreased 4.0% to $1.5 million (7.3% of net sales) in the second quarter of fiscal 2003 from $1.6 million (9.2% of net sales) for the second quarter of fiscal 2002. Research and development expenditures are supporting further development of wireless infrastructure products and new wireless networking product opportunities. Despite the continuing Wireless market downturn, the Company does not expect to reduce its current research and development efforts in the near term and is presently working on a number of new standard wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, and intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 14.6% to $2.4 million (11.5% of net sales) for the second quarter of fiscal 2003 from $2.1 million (12.1% of net sales) for the second quarter of fiscal 2002. Of the $300,000 increase in the second quarter, approximately $125,000 was related to professional services associated with the Celeritek bid, $100,000 was related to the Company's new operation in China and the remainder represents personnel reclassifications due to the new holding company structure.

Operating Income: Operating income increased $1.8 million in the second quarter of fiscal 2003 to a profit of $2,000 (0.0% of sales), from a loss of $1.8 million, (10.3% of net sales), for the second quarter of fiscal 2002. On a reporting segment basis, the Wireless operating loss was $1.5 million for the second quarter of 2003, an improvement of $1.9 million from the Wireless operating loss of $3.4 million in the second quarter of 2002. The principal reason for the improvement in the Wireless operating loss was the decrease in the operating loss at Anaren Europe in the current second quarter ($900,000) compared to the operating loss at Anaren Europe in the second quarter of 2002 ($2.4 million). The operating loss at Anaren Europe for the second quarter last year included approximately $1.2 million in fire related costs and costs to outsource production due to the July 2001 fire. Wireless operating profits in the second quarter of fiscal 2003 improved approximately $600,000 over the first quarter, but are expected to remain depressed at current sales levels.

Space and Defense operating income fell $108,000 in the second quarter of fiscal 2003 to $1.5 million compared to $1.6 million in the second quarter of fiscal 2002. This decrease resulted from a change in product mix during the current second quarter compared to the second quarter last year. This year's second quarter sales included more military programs while the sales in the second quarter last year were driven by more profitable Space programs.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 36.6% to $641,000 (3.1% of net sales) for the quarter ended December 31, 2002 from $1.0 million (5.9% of net sales) for the same quarter last year. This decrease was caused mainly by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Fund rates. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Interest Expense: Interest expense represents commitment fees and interest paid on a deferred obligation. Interest expense for the second quarter of fiscal 2003 was $10,000 (0.1% of net sales) compared to $69,000 (0.4% of net sales) for the second quarter of fiscal 2002.

Income Taxes: Income tax expense for the second quarter of fiscal 2003 was $158,000 (0.7% of net sales), representing an effective tax rate of 25%. This compares to a tax benefit of 2.8% of net sales for the second quarter of fiscal 2002, representing an effective tax benefit rate of 57.4%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credit and benefits in relation to the levels of taxable income.

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31,
2001

Net Sales. Net sales increased $9.1 million; or 28.1%, to $41.3 million for the first six months of fiscal 2003, compared to $32.2 million for the first six months of the prior fiscal year. This increase consisted of a $7.3 million (37.9%) rise in Wireless sales and a $1.8 million (13.7%) increase in shipments of Space and Defense products.

The $7.3 million increase in fiscal 2003 Wireless sales resulted from a combination of new acquisitions during fiscal 2002 and increased customer demand. Wireless sales for the first half of fiscal 2003 include a full six months of sales for Amitron and Anaren Europe, while the first six months of fiscal 2002 included only three months and four months sales for Anaren Europe and Amitron, respectively. These acquisitions resulted in additional sales in fiscal 2003 of $3.4 million compared to fiscal 2002. Additionally, customer wireless infrastructure demand rose slightly in the second quarter, coming mainly from Asian customers.

Sales in the Space and Defense group rose $1.8 million or 13.7%, in the first six months of fiscal 2003, compared to the same period in the prior fiscal year. This increase in shipments resulted from production sales under a number of defense contracts for Digital Frequency Discriminators (DFDs) and Digital RF Memories (DRFMs) for foreign applications, radar antenna feed networks, and precision ranging subsystems (PRSS) for U.S. Government applications. These products were part of the rise in defense orders in the Company's backlog during the last fiscal year. Space and Defense shipments are expected to range between $7.0 and $7.5 million per quarter for the remainder of fiscal 2003.

Gross Profit. Gross profit for the first half of fiscal 2003 was $11.0 million (26.5% of net sales, up $1.4 million from $9.6 million (29.8% of net sales) for the first six months of fiscal 2002. Gross profit as a percent of sales fell in the current six months compared to the same period last year due to the inclusion of Anaren Europe for a full two quarters in the current year compared to one quarter last year. Anaren Europe has been running negative gross profit while it rebuilds its sales base due to the fire in its facility in July 2001. The Company continues to implement cost cutting programs and has reduced its personnel levels over 10% during the first six months of this year. These efforts should help to improve future margins, but any significant improvement will require an increase in sales volume.

Marketing. Marketing expenses increased one-half of one percent in the first six months of fiscal 2003 compared to the first half of fiscal 2002. Budgeted declines in advertising expenditures in the first half of the current year offset increases in other marketing expenses due to the higher sales volume in the current six months. Marketing expense is expected to continue at the lower current levels through the remainder of fiscal 2003.

Research and Development. Research and development expenses increased 6.7% to $2.9 million (7.1% of net sales) in the first six months of fiscal 2003 from $2.7 million (8.5% of net sales) for the first six months of fiscal 2002. Research and development expenditures are supporting further development of wireless infrastructure products and new wireless networking product opportunities. Despite the current Wireless market downturn, the Company does not expect to reduce its current research and development efforts in the near term and is presently working on a number of new standard wireless products.

General and Administrative. General and administrative expenses increased 22.3% to $4.7 million (11.3% of net sales) for the first six months of fiscal 2003 from $3.8 million (11.9% of net sales) for the first half of fiscal 2002. This increase was due to professional services costs associated with the Celeritek offer, costs incurred at the new China facility, a full six months of expenditures for Amitron and Anaren Europe compared to four and three months last year and reassignment of personnel from other functions due to the new holding Company structure.

Restructuring. In September 2002, the Company recorded $403,403 of restructuring charges. The restructuring charges are associated with the Company's restructuring plan as it relates to its wholly owned subsidiary Anaren Europe, B.V. The Company's restructuring plan was primarily aimed at reducing the cost of excess personnel, including termination of 24 employees.

Operating Income. The operating loss decreased $650,000 in the first six months of fiscal 2003 to a loss of ($453,000) (1.1% of net sales) from an operating loss of $1.1 million (3.3% of net sales) for the first six months of fiscal 2002. On a reporting segment basis, the Wireless operating loss was $3.6 million for the first half of fiscal 2003, an improvement of $600,000 from an operating loss of $4.2 million in the first half of fiscal 2002. The main reason for the improved Wireless results in the first six months of fiscal 2003, was a combined $700,000 improvement in the combined operating income at the Amitron and RF Power subsidiaries due to higher revenue levels at each facility.

Space and Defense operating income rose $74,000 or 2.4% for the first half of fiscal 2003 compared to the first half of fiscal 2002. This increase resulted from a $1.8 million rise in Space and Defense revenues year over year, which caused better absorption of fixed overhead in the first half of fiscal 2003 compared to the previous year. Additionally, cost reduction and efficiency efforts in this segment were successful in containing the overall cost of operations in fiscal 2003.

Other Income. Other income decreased 42.8% to $1.3 million (3.2% of net sales) for the six months ended December 31, 2002 from $2.3 million (7.1% of net sales) for the same six months last year. This decrease was caused mainly by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Fund rates. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Interest Expense. Interest expense for the first half of fiscal 2003 was $30,000 (0.1% of net sales) compared to $85,000 (0.3% of net sales) for the first half of fiscal 2002.

Income Taxes: Income tax expense for the first half of fiscal 2003 was $206,000 (0.5% of net sales), representing an effective tax rate of 25%. This compared to $117,000 (0.3% of net sales) for the first half of fiscal 2002, representing an effective tax rate of 10.3%. The Company's effective tax rates are a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income.

Extraordinary Gain. The extraordinary gain of $3.4 million (19.7% of net sales), recorded in the second quarter of fiscal 2002, resulted from the purchase of Anaren Europe. As a result of the fire and the subsequent insurance claim, the value of the Anaren Europe assets at the time of purchase was significantly higher than the consideration paid by Anaren. This situation resulted in significant negative goodwill being generated by the transaction, which, under current accounting convention, was first offset by writing down the acquired long-lived assets to zero and then by recognizing an "extraordinary gain" of $3,407,000, or $0.15 per share, in the second quarter ended December 31, 2001 of fiscal 2002.

Critical Accounting Policies

The methods, estimates and judgments management uses in applying the Company's most critical accounting policies have a significant impact on the results reported in the Company's financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as those that are most important to the portrayal of Anaren's financial condition and results, and requires management to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical policies include: valuation of inventory, which impacts cost of sales and gross margin; valuation of allowance for doubtful accounts, which impacts bad debt expense; the assessment of recoverability of goodwill and other intangible assets, which impacts write-offs of goodwill and intangibles; and accounting for income taxes, which impacts valuation allowance and the effective tax rate. Management reviews the estimates, including, but not limited to, allowance for doubtful accounts, inventory reserves and income tax valuations on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could differ from these estimates.

The Company states inventories at the lower of cost or market, using a standard cost methodology to determine the cost basis for the inventory. This method approximates actual cost on a first-in-first-out basis. The recoverability of inventories is based on the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology.

The Company's accounts receivable represent those amounts which have been billed to customers but not yet collected. The Company analyzes various factors including historical experience, credit worthiness of customers and current market and economic conditions. The allowance for doubtful accounts balance is established based on the portion of those accounts receivable which are deemed to be potentially uncollectible. Changes in judgments on these factors could impact the timing of costs recognized.

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. The Company evaluates the need for valuation allowances on a regular basis and adjusts as appropriate. These adjustments, when made, would have an impact on the Company's financial statements in the period that they were recorded.

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended December 31, 2002 and the six months ended December 31, 2001 were $5.6 million and $9.3 million, respectively. The positive cash flow from operations in the first six months of fiscal 2003 was due primarily to the $1.6 million and $2.1 million reductions in accounts receivable and inventory, respectively, during the period. The positive cash flow from operations in the first half of fiscal 2002 was due mainly to the high income level and the large amount of cash ($5.3 million) received from the Anaren Europe insurance settlement.

Net cash used in investing activities consists of funds used to purchase capital equipment and, in fiscal 2002, $12.1 million of cash used to purchase the capital stock of Amitron and Anaren Europe. Capital equipment placed in service amounted to $3.6 million in the six months ended December 31, 2002 compared to $6.3 million in the first six months of the previous fiscal year including $4.7 million at Anaren Europe.

Net cash used in financing activities in the first half of fiscal 2003 was $394,000. Of this amount, $200,000 was generated by the exercise of stock options and $594,000 was used to repurchase Company stock under an existing repurchase plan previously authorized by the Board of Directors. Net cash used in financing activities was $1.2 million for the first six months of fiscal 2002 and consisted of $1.5 million used to pay off loans of Amitron and Anaren Europe and $375,000 generated by the exercise of stock options.

During the remainder of fiscal 2003, the Company's main cash requirements will be for additions to capital equipment. Capital expenditures, including purchases of $3.6 million made in the first six months, are expected to total approximately $5.0 million for fiscal 2003 (6% of sales) and will be funded by existing cash balances.

At December 31, 2002, the Company had approximately $126.7 million in cash, cash equivalents, and marketable securities and no debt. For the past six years the Company has maintained a guaranteed revolving line of credit facility under which it has never borrowed any funds. Effective October 1, 2002, the Company converted this line to a demand line to eliminate the current annual fee of approximately $38,000. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligation and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                             Payment Due by Period
                                                             ---------------------
                                                     Less
                                        Total      than 1 Yr.      2-3 Yrs      4-5 Yrs     Over 5 Yrs
                                        -----      ----------      -------      -------     ----------
Contractual obligations
Operating leases - facilities        $5,753,257     $946,649      $1,264,367    $960,765    $2,581,476
Deferred compensation                   514,522       65,000         130,000     130,000       189,522
Lines of credit                              --           --              --          --            --

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

o the timely availability of component parts and services from a limited number of suppliers;

o the risks associated with any technological market shifts away from the Company's technologies and core competencies;

o cancellation of existing contracts or orders, or other declines in demand for the Company's products;

o outbreak of war and the potential adverse effects on the Company's military defense business;

o difficulties in successfully integrating newly acquired businesses (including Celeritek Inc. if a transaction were consummated);

o     unanticipated difficulties rebuilding Anaren Europe's customer base;

o     increased pricing pressure and increased competition;

o the failure of wireless customers' annual procurement forecasts to result in future sales;

o     potential impairments of assets including investment values and goodwill;

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

As of December 31, 2002, the Company had cash, cash equivalents and marketable securities of $126.7 million, of which approximately $105.3 million consisted of highly liquid investments in marketable debt securities and $5.2 million consisted of marketable equity securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from September 30, 2002 rates, or 0.25%, would have reduced net income and cash flow by approximately $65,000, or $0.003 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company currently owns equity investments held for sale with a market value of approximately $5.2 million. Fluctuations in market value of these securities are presently considered to be temporary and are charged to stockholders' equity monthly. A theoretical 10.0% decline in market value of these securities would result in a $520,000 reduction in stockholders' equity. In the future, if the decline in value of these securities is considered other than temporary, then the full decline in value experienced to the date of impairment will be reflected in the then current period income statement.

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

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the company's management, including Lawrence A. Sala and Joseph
E. Porcello, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Messrs. Sala and Porcello concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses (as no such deficiencies or weaknesses were discovered in the course of the evaluation).

PART II - OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

      The Company's Annual Shareholders' meeting was held on November 7, 2002, at which time the election of Directors was conducted. The following named individuals were nominated and re-elected as Directors.

                                            Votes                     Votes
                                             For                     Against
                                            -----                    -------
      Lawrence A. Sala                     21,499,331                36,503
      David Wilemon                        21,499,221                36,613

      Messrs. Sala and Wilemon were elected to terms expiring in 2005. The terms of Directors Matthew Robison, Carl W. Gerst, Jr., Herbert I. Corkin and Dale F. Eck continued after the meeting.

      The Company held a Special Meeting of Shareholders on December 16, 2002, at which time the following proposals were voted on and passed:

      Authorization to create a holding company structure in which the Company's operating assets would be transferred to a newly formed, wholly owned, subsidiary.

              Votes For:              Votes Against:          Votes Abstained:
              14,988,348                  573,823                  8,354

      Authorization of an amendment to the Company's Certificate of Incorporation to change the name of the Company from "Anaren Microwave, Inc." to "Anaren", Inc. in connection with the proposed reorganization.

              Votes For:              Votes Against:          Votes Abstained:
              15,533,066                 32,097                     5,362

Item 6. Exhibits and Reports on Form 8-K

Item 6(a) Exhibits
          --------
          99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          3     Certificate of Amendment of the Certificate of Incorporation

Item 6(b) Reports on Form 8-K

      On November 18, 2002, the Company filed a Periodic Report on Form 8-K to announce its adoption of a Code of Business Conduct.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Anaren, Inc.
                                               (Registrant)

Date: January 28, 2003                 S/Lawrence A. Sala
                                       -----------------------------------
                                       Lawrence A.Sala
                                       President & Chief Executive Officer

Date: January 28, 2003                 S/Joseph E. Porcello
                                       -----------------------------------
                                       Joseph E. Porcello
                                       Vice President of Finance and Treasurer

                                 CERTIFICATIONS

I, Lawrence A. Sala , certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anaren, Inc.;

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

Date: January 28, 2003

                                            S/Lawrence A. Sala
                                            ----------------------------------
                                            Lawrence A. Sala
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)

I, Joseph E. Porcello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anaren, Inc.;

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

Date: January 28, 2003

                                      S/Joseph E. Porcello
                                      ---------------------------------------
                                      Joseph E. Porcello
                                      Vice President of Finance and Treasurer
                                      (Principal Financial Officer)