Form 10-Q
period 2003-03-31
ANAREN  INC
filed 2003-04-30
CIK 6314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission file number 0-6620

                                  ANAREN, INC.
             (Exact name of Registrant as specified in its Charter)

         New York                                         16-0928561
         --------                                         ----------
(State of incorporation)                     (I.R.S Employer Identification No.)

 6635 Kirkville Road                                            13057
 -------------------                                            -----
East Syracuse, New York                                       (Zip Code)
(Address of principal
executive offices)

Registrant's telephone number, including area code: 315-432-8909


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares of Registrant's Common Stock outstanding on April 28, 2003 was 22,235,620.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

       Item 1. Financial Statements

               Consolidated Condensed Balance Sheets as of                  3
               March 31, 2003 and June 30, 2002 (unaudited)

               Consolidated Condensed Statements of Operations              4
               for the Three Months Ended March 31,
               2003 and 2002 (unaudited)

               Consolidated Condensed Statements of Operations              5
               for the Nine Months Ended March 31, 2003 and 2002 (unaudited)

               Consolidated Condensed Statements of Cash Flows              6
               for the Nine Months Ended March 31,
               2003 and 2002 (unaudited)

               Notes to Consolidated Condensed Financial                    7
               Statements (unaudited)

       Item 2. Management's Discussion and Analysis                        16
               of Financial Condition and Results of Operations

       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                                 28

       Item 4. Controls & Procedures                                       29

PART II - OTHER INFORMATION

       Item 5. Submission of Matters to a Vote of Security Holders         29

       Item 6. Exhibits and Reports on Form 8-K                            29

   Officer Certifications                                                31 - 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                        March 31, 2003 and June 30, 2002
                                    Unaudited

                Assets                        March 31, 2003     June 30, 2002
                ------                        --------------     -------------
Current assets:
  Cash and cash equivalents                    $ 11,038,540      $ 12,565,424
  Securities available for sale (note 5)          5,876,585         3,820,942
  Securities held to maturity (note 5)           87,473,276        98,955,299
  Receivables, less allowance
    of $224,000 and $529,000,
    respectively                                 11,478,590        13,106,583
  Inventories (note 6)                           17,046,371        20,119,433
  Interest and other receivables                  1,029,128         1,206,396
  Refundable income taxes                           551,888                --
  Deferred income taxes                           1,088,277         1,356,294
  Other current assets                            1,240,411         1,130,173
                                               ------------      ------------
    Total current assets                        136,823,066       152,260,544
                                               ------------      ------------

Securities held to maturity                      23,717,260         9,564,558
Property, plant and equipment,
  net (note 7)                                   26,303,346        26,592,375
Patents, net of accumulated
  amortization of $269,516 at
  March 31, 2003
  and $215,613 at June 30, 2002 (note 2)            305,450           359,353
Goodwill (note 2)                                30,715,861        30,715,861
Other intangible assets, net of
  accumulated amortization
  of $677,141 at March 31, 2003
  and $356,390 at June 30, 2002 (note 2)          1,772,859         2,093,610
                                               ------------      ------------
                                               $219,637,842      $221,586,301
                                               ============      ============
 Liabilities and Stockholders'  Equity
Current liabilities:
  Accounts payable                             $  3,914,915      $  5,046,048
  Accrued expenses (note 8)                       3,481,843         3,297,207
  Customer advance payments                              --           244,831
  Other current liabilities (note 10)               238,975           185,725
                                               ------------      ------------
    Total current liabilities                     7,635,733         8,773,811
Deferred income taxes                             1,706,014         1,357,359
Postretirement benefit obligation                 1,440,085         1,440,085
Other liabilities (note 10)                         443,379           461,808
                                               ------------      ------------
    Total liabilities                            11,225,211        12,033,063
                                               ------------      ------------
Stockholders' equity:
  Common stock of $.01 par value
    Authorized 200,000,000 shares; issued
    25,685,342 shares
    at March 31, 2003 and 25,636,442 at
    June 30, 2002                                   256,853           256,364
  Additional paid-in capital                    169,021,991       168,901,645
  Unearned compensation                            (558,788)       (1,086,669)
  Accumulated other comprehensive loss              (71,531)         (828,061)
  Retained earnings                              46,745,862        47,082,597
                                               ------------      ------------
                                                215,394,387       214,325,876
  Less cost of 3,449,722 and
    3,177,822 treasury shares
    at March 31, 2003 and
    June 30, 2002                                 6,981,756         4,772,638
                                               ------------      ------------
      Total stockholders' equity                208,412,631       209,553,238
                                               ------------      ------------
                                               $219,637,842      $221,586,301
                                               ============      ============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                               Three Months Ended
                             March 31, 2003 and 2002
                                   (Unaudited)

                                                  2003             2002
                                                  ----             ----
Net sales                                      $19,188,954      $19,821,239

Cost of sales                                   14,161,052       13,450,520
                                               -----------      -----------
        Gross profit                             5,027,902        6,370,719
                                               -----------      -----------
Operating expenses:
  Marketing                                      1,638,952        1,978,719
  Research and development                       1,789,137        1,776,950
  General and administrative                     2,115,566        2,064,534
  Impairment loss (note 3)                         680,822               --
  Restructuring (note 9)                           295,706               --
                                               -----------      -----------
        Total operating expenses                 6,520,183        5,820,203
                                               -----------      -----------
Operating income (loss)                         (1,492,281)         550,516

Other income, primarily interest                   530,665          735,623
Interest expense                                   (10,493)         (24,811)
                                               -----------      -----------
Income (loss) before income taxes                 (972,109)       1,261,328

Income tax expense (benefit)                       (14,000)         265,000
                                               -----------      -----------
Net income (loss)                              $  (958,109)     $   996,328
                                               ===========      ===========

Basic earnings (loss) per share                     $(0.04)           $0.04
                                                    ======            =====
Diluted earnings (loss) per share                   $(0.04)           $0.04
                                                    ======            =====
Shares used in computing net
  earnings (loss)
  Basic                                         22,224,562       22,349,444
                                               ===========      ===========
  Diluted                                       22,224,562       23,095,668
                                               ===========      ===========

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                Nine Months Ended
                             March 31, 2003 and 2002
                                   (Unaudited)

                                              March 31, 2003   March 31, 2002
                                              --------------   --------------
Net sales                                      $60,497,965      $52,067,409

Cost of sales                                   44,508,040       36,097,885
                                               -----------      -----------
  Gross profit                                  15,989,925       15,969,524
                                               -----------      -----------
Operating expenses:
  Marketing                                      5,024,835        5,346,950
  Research and development                       4,717,945        4,521,313
  General and administrative                     6,812,668        5,906,692
  Fire related (note 1)                                 --          711,400
  Impairment loss (note 3)                         680,822               --
  Restructuring (note 9)                           699,109               --
                                               -----------      -----------
    Total operating expenses                    17,935,379       16,486,355
                                               -----------      -----------

Operating loss                                  (1,945,454)        (516,831)
Other income, primarily interest                 1,840,896        3,027,950
Interest expense                                   (40,177)        (109,950)
                                               -----------      -----------
Income (loss) before income taxes                 (144,735)       2,401,169

Income tax expense                                 192,000          382,000
                                               -----------      -----------
Income (loss) before
  extraordinary item                              (336,735)       2,019,169

Extraordinary item - gain on
  acquisition (note 1)                                  --        3,407,244
                                               -----------      -----------
Net income (loss)                              $  (336,735)     $ 5,426,413
                                               ===========      ===========
Basic earnings per share:
  Income (loss) before
    extraordinary item                              $(0.02)           $0.09
  Extraordinary item - gain
    on acquisition                                    0.00             0.15
                                                    ------            -----
  Net income (loss)                                 $(0.02)           $0.24
                                                    ======            =====
Diluted earnings per share:
  Income (loss) before
    extraordinary item                              $(0.02)           $0.09
  Extraordinary item - gain
    on acquisition                                    0.00             0.15
                                                    ------            -----
  Net income (loss)                                 $(0.02)           $0.24
                                                    ======            =====
Shares used in computing net
  earnings (loss) per share:
  Basic                                         22,286,339       22,311,591
                                               ===========      ===========
  Diluted                                       22,286,339       23,130,889
                                               ===========      ===========

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Nine Months Ended
                             March 31, 2003 and 2002
                                   (Unaudited)

Cash flows from operating activities:         March 31, 2003   March 31, 2002
                                              --------------   --------------
  Net income (loss)                            $  (336,735)     $  5,426,413
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
    Depreciation                                 3,793,310         2,743,649
    Amortization of intangibles                    374,654           303,375
    Deferred income taxes                          616,672        (1,037,153)
    Unearned compensation                          527,881           477,530
    Tax benefit from exercise of
      stock options                                     --           130,203
    Gain on Acquisition (note 1)                        --        (3,407,244)
    Impairment loss (note 3)                       680,822                --
    Changes in operating assets
       and liabilities, net of
       acquisition:
     Receivables                                 1,627,993          (801,851)
     Inventories                                 3,073,062           300,111
     Insurance receivable                               --        10,730,852
     Interest and other
       receivables                                 177,268          (123,433)
     Other current assets                         (662,126)          703,631
     Accounts payable                           (1,131,133)          143,590
     Accrued expenses                              184,636        (1,300,759)
     Customer advance payments                    (244,831)         (522,371)
     Other liabilities                              34,821            85,833
     Postretirement benefit
       obligation                                       --            76,499
                                               -----------      ------------
     Net cash provided by
       operating activities                      8,716,294        13,928,875
                                               -----------      ------------
Cash flows from investing
  activities:
  Capital expenditures                          (4,185,103)       (7,179,434)
  Net maturities (purchases) of
    marketable debt and equity
    securities                                  (4,026,957)        6,074,335
  Purchase of businesses, net of
    cash acquired                                       --       (12,073,362)
                                               -----------      ------------
    Net cash used in investing
      activities                                (8,212,060)      (13,178,461)
                                               -----------      ------------
Cash flows from financing activities:
  Net payments on long term debt                        --        (1,431,226)
  Stock options exercised                          120,835           391,269
  Purchase of treasury stock                    (2,209,118)               --
                                               -----------      ------------
    Net cash used in financing
      activities                                (2,088,283)       (1,039,957)
                                               -----------      ------------
  Effect of exchange rates                          57,165          (333,539)
    Net decrease in cash
    and cash equivalents                        (1,526,884)         (623,082)
Cash and cash equivalents at
  beginning of period                           12,565,424        11,748,542
                                               -----------      ------------
Cash and cash equivalents at
  end of period                                $11,038,540      $ 11,125,460
                                               ===========      ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash Paid During the Period For:
  Interest                                     $    40,177      $    109,950
                                               ===========      ============
  Income taxes, net of refunds                 $   750,000      $  1,057,200
                                               ===========      ============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the nine months ended March 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2003, or any future interim period.

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

The income tax rates utilized for interim financial statement purposes for the nine months ended March 31, 2003 and 2002 are based on estimates of income and utilization of tax credits for the entire year.

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
                                                            -----------
                                                            $11,693,256
                                                            ===========

On October 1, 2001, the Company, through its wholly owned subsidiary Anaren Microwave Europe B.V., acquired all of the outstanding stock of The 5M Company Europe B.V. (now known as Anaren Europe B.V.). Anaren Europe, based in Almelo, Netherlands, is a manufacturer of microwave circuits. Anaren Europe's manufacturing technology is very similar to the Company's multi-layer stripline technology. In addition, Anaren Europe has a unique metal backing technology that offers performance and cost advantages for high power applications. The Company believes that this acquisition will enable it to increase its dollar content in high power applications and provide customers with a higher level of vendor security with a second manufacturing facility. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of Anaren Europe have been included in the Company's consolidated financial statements since the date of acquisition.

The purchase consideration for Anaren Europe was $3,869,823 in cash, including direct acquisition costs, and Company stock options with an aggregate fair value of $218,724. The fair values of Anaren Europe's assets acquired and liabilities assumed exceeded the purchase consideration and the resulting negative goodwill served to reduce the fair value of purchased equipment to zero with the remaining excess recognized as an extraordinary gain.

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

The following unaudited pro forma financial information presents the combined results of operations of the Company, Amitron and Anaren Europe as if the acquisitions had taken place as of July 1, 2001. The pro forma information includes certain adjustments, including insurance recovery accounting, the amortization of intangibles, reduction of interest income, and certain other adjustments, together with the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Amitron and Anaren Europe constituted a single entity during such periods.

                                   Three Months Ended                Nine Months Ended
                                 ------------------------         ------------------------
                                 March 31        March 31         March 31        March 31
                                   2003            2002             2003            2002
                                 --------        --------         --------        --------
Net sales                      $19,188,954      $19,821,239     $60,497,965      $54,399,721
Insurance recoveries                    --               --              --       15,999,972
Net income (loss)                 (958,109)         996,328        (336,735)      10,867,613
Earnings (loss) per share:
  Basic                             $(0.04)           $0.04          $(0.02)           $0.49
  Diluted                           $(0.04)           $0.04          $(0.02)           $0.47

For purposes of the pro forma financial information, the July 2001 Anaren Europe fire loss insurance recoveries have been reflected in operations versus the recognition as a pre-acquisition contingency in the purchase price allocation as previously discussed. The pro forma information reflects insurance recoveries of $0 and $15,999,972 for the three and nine months ended March 31, 2002.

The pro forma information reflects no goodwill amortization for the three and nine months ended March 31, 2003 and 2002 due to the adoption of FASB 142, "Goodwill and Intangible Assets", by the Company.

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

INTANGIBLE ASSETS:

Intangible assets as of March 31, 2003 are as follows:

                                             Gross Carrying    Accumulated
                                                 Amount        Amortization
                                             --------------    ------------
Patent                                         $  574,966        $269,516
Customer Base                                   1,350,000         356,250
Trade Name                                        320,000         168,891
Non-Competition Agreements                        180,000          57,000
Favorable Lease                                   600,000          95,000
                                               ----------        --------
  Total                                        $3,024,966        $946,657
                                               ==========        ========

Intangible asset amortization expense for the nine month period ended March 31, 2003 and 2002 aggregated $374,654 and $303,375, respectively. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending June 30,
                  2003                                        $499,539
                  2004                                        $499,539
                  2005                                        $410,645
                  2006                                        $392,871
                  2007                                        $362,879

GOODWILL:

The changes in the carrying amount of goodwill for the nine month period ended March 31 are as follows:

                                                 Fiscal           Fiscal
                                                  2003             2002
                                                 ------           ------

Balance as of June 30, 2002                    $30,715,861      $23,410,534
 and 2001, respectively

Goodwill acquired                                       --        7,305,327

Goodwill amortization                                   --               --
                                               -----------      -----------
Balance as of March 31, 2003
and 2002, respectively                         $30,715,861      $30,715,861
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

NOTE 3: Impairment of Long - Lived Assets

As a result of the historical and continuing operating losses and negative cash flow at the Anaren Europe printed circuit board facility, and the continuing weakness in the wireless infrastructure market, it was determined at the end of the third quarter to significantly downsize this operation. In conjunction with this reorganization and due to continued negative cash flow projections after the restructuring, the Company performed a FASB 144 evaluation to determine if the fixed assets used by Anaren Europe were subject to an impairment loss. Due to the continuing negative cash flow it was determined that a possible impairment existed and as a result, the Company had an independent appraisal done of the assets of Anaren Europe. The basis of this appraisal was current market value in an arms length transaction between a willing buyer and seller in an unforced sale. An impairment loss of $680,822 was identified, which was recorded as a charge in the statement of operations under the caption "Impairment Loss" for the three months and nine months ended March 31, 2003. Additionally, Anaren Europe is part of the Company's wireless segment, and the charge was also reflected in the wireless segment results included in footnote 11 to the financial statements for the quarter ended March 31, 2003.

NOTE 4: Stock-Based Compensation

The Company measures compensation expense for its stock option-based employee compensation plans using the intrinsic value method. The following table sets forth the pro forma effect of these plans as if the fair value-based method had been used to measure compensation expense.

                             Three months ended   Three months ended    Nine months ended     Nine months ended
                               March 31, 2003       March 31, 2002        March 31, 2003        March 31, 2002
                             ------------------   ------------------    -----------------     -----------------

Net income (loss)                 $  (958,109)        $   996,328          $  (336,735)           $ 5,426,413

Fair value-based stock based
compensation cost, net of tax       2,190,454           2,209,442            6,571,361              6,628,325
                                  -----------         -----------          -----------            -----------
Pro forma net loss                $(3,148,563)        $(1,213,114)         $(6,908,096)           $(1,201,912)
                                  ===========         ===========          ===========            ===========

Net income (loss) per share:
     Basic                        $     (0.04)        $      0.04          $     (0.02)           $      0.24
     Diluted                      $     (0.04)        $      0.04          $     (0.02)           $      0.24

Pro forma net loss per share:
     Pro forma basic              $     (0.14)        $     (0.05)         $     (0.31)           $     (0.05)
     Pro forma diluted            $     (0.14)        $     (0.05)         $     (0.31)           $     (0.05)

NOTE 5: Marketable Securities

Marketable securities are summarized as follows:

                                                 March 31           June 30
                                                 --------           -------
Marketable debt securities -
  held-to-maturity                             $111,190,536      $108,519,857
Marketable equity securities -
  available for sale                              5,876,585         3,820,942
                                               ------------      ------------
Total                                           117,067,121       112,340,799
Current portion                                  93,349,861       102,776,241
                                               ------------      ------------
Long term                                      $ 23,717,260      $  9,564,558
                                               ============      ============

NOTE 6: Inventories

        Inventories are summarized as follows:

                                                 March 31         June 30
                                                 --------         -------
Component parts                                $ 9,664,724      $11,368,156
Work in process                                  6,303,256        6,179,545
Finished goods                                   3,017,573        4,821,732
                                               -----------      -----------
                                                18,985,553       22,369,433

Reserve for obsolescence                        (1,939,182)      (2,250,000)
                                               -----------      -----------
    Net inventory                              $17,046,371      $20,119,433
                                               ===========      ===========

NOTE 7: Property, Plant and Equipment

        Property, plant and equipment are summarized as follows:

                                                 March 31         June 30
                                                 --------         -------
Land and land improvements                     $ 1,595,821      $ 1,595,821
Buildings, furniture and fixtures               12,818,206       12,258,796
Machinery and equipment                         49,404,946       47,720,881
                                               -----------      -----------
                                               $63,818,973      $61,575,498
Less accumulated depreciation
 and amortization                               37,515,627       34,983,123
                                               -----------      -----------
                                               $26,303,346      $26,592,375
                                               ===========      ===========

NOTE 8: Accrued Expenses

        Accrued expenses consist of the following:

                                                March 31         June 30
                                                --------         -------
Compensation                                   $1,090,546      $1,045,085
Commissions                                       613,632         573,325
Accrued pension cost                              657,984         535,874
Income taxes                                           --         530,857
Health insurance                                  551,732         330,177
Restructuring (note 9)                            241,312              --
Other                                             326,637         281,889
                                               ----------      ----------
                                               $3,481,843      $3,297,207
                                               ==========      ==========

NOTE 9: Restructuring

      The following is a rollforward of the balance of accrued restructuring charges since our last filing for the quarterly period ended December 31, 2002. The Company recorded restructuring charges of $403,403 in September, 2002 for its Anaren Europe subsidiary and $295,706 in March 2003 for its RF Power subsidiary. The Company's restructuring plans were primarily aimed at reducing excess personnel including the termination of 40 employees.

                             Balance                                    Balance
                           December 31,  Restructuring      Cash       March 31,
                              2002           Costs        Payments       2003
                           ------------  -------------    --------     ---------
Severance payment           $13,692         $295,706      ($68,086)     $241,312
Outplacement services
 and others                  69,479                0       (69,479)            0
                            -------         --------     ---------      --------
        Total               $83,171         $295,706     ($137,565)     $241,312
                            =======         ========     =========      ========

      All terminations and termination benefits were communicated to the affected employees prior to the quarter ended September 30, 2002 for Anaren Europe and prior to the quarter ended March 31, 2003 for RF Power, and severance benefits are expected to be paid in full over the next twelve months. Under the restructurings, 40 employees were terminated. At March 31, 2003, outstanding liabilities related to the restructuring totaled $241,312 and are included in accrued expenses in the accompanying Balance Sheets.

NOTE 10: Other Liabilities

      Other liabilities consist of the following:

                                               March 31       June 30
                                               --------       -------
Deferred compensation                          $508,379      $526,808
Other                                           173,975       120,725
                                               --------      --------
                                                682,354       647,533
Less current portion                            238,975       185,725
                                               --------      --------
                                               $443,379      $461,808
                                               ========      ========

NOTE 11: Net (loss) Income Per Share

      Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans. The weighted average number of common shares utilized in the calculation of the diluted income (loss) per share does not include antidilutive shares aggregating 2,417,300 and 2,261,400 at March 31, 2003 and 2002, respectively. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                 Three Months Ended               Nine Months Ended
                                                       March 31                        March 31
                                                ---------------------            --------------------
Numerator:                                      2003             2002            2003            2002
                                                ----             ----            ----            ----
Earnings (loss) available to
  common stockholders                       $  (958,109)     $   996,328     $  (336,735)     $ 5,426,413
                                            ===========      ===========     ===========      ===========
Denominator:

Denominator for basic earnings
  per share:
  Weighted average shares outstanding        22,224,562       22,349,444      22,286,339       22,311,591
                                            ===========      ===========     ===========      ===========
Denominator for diluted earnings
  per share:
  Weighted average shares outstanding        22,224,562       22,349,444      22,286,339       22,311,591
  Common stock options
  and restricted stock                               --          746,224              --          819,298
                                            -----------      -----------     -----------      -----------
Weighted average shares and conversions      22,224,562       23,095,668      22,286,339       23,130,889
                                            ===========      ===========     ===========      ===========

NOTE 12: Segment Information

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

The wireless segment designs, manufactures and markets commercial products used mainly by the wireless communications market. The space and defense segment of the business designs, manufactures and markets specialized products for the defense electronics and satellite communications markets. The revenue disclosures for the Company's reportable segments depict products that are similar in nature.

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                         Space &       Corporate and
                                      Wireless           Defense         Unallocated     Consolidated
                                      --------           -------         -----------     ------------
Net sales:
  Three months ended:
    March 31, 2003                  $11,888,245          7,300,709                --     $ 19,188,954
    March 31, 2002                  $13,350,657          6,470,582                --     $ 19,821,239
  Nine months ended
    March 31, 2003                  $38,312,902         22,185,063                --     $ 60,497,965
    March 31, 2002                  $32,506,281         19,561,128                --     $ 52,067,409

Operating income (loss):
  Three months ended:
    March 31, 2003                   (3,070,750)         1,578,469                --       (1,492,281)
    March 31, 2002                   (1,498,856)         2,049,372                --          550,516
  Nine months ended:
    March 31, 2003                   (6,708,070)         4,762,616                --       (1,945,454)
    March 31, 2002                   (5,673,872)         5,157,041                --         (516,831)

Goodwill and intangible assets:
    March 31, 2003                   32,794,170                 --                --       32,794,170
    June 30, 2002                    33,168,824                 --                --       33,168,824

Identifiable assets:*
    March 31, 2003                   15,005,681         13,519,379       158,318,612      186,843,672
    June 30, 2002                    19,147,586         14,096,923       155,172,968      188,417,477

Depreciation:**
  Three months ended:
    March 31, 2003                      882,562            392,068                --        1,274,630
    March 31, 2002                      646,813            290,582                --          937,395
  Nine months ended:
    March 31, 2003                    2,657,852          1,135,458                --        3,793,310
    March 31, 2002                    1,828,156            915,493                --        2,734,649

Intangibles amortization:***
  Three months ended:
    March 31, 2003                      124,885                 --                --          124,885
    March 31, 2002                      124,884                 --                --          124,884
  Nine months ended:
    March 31, 2003                      374,654                 --                --          374,654
    March 31, 2002                      303,375                 --                --          303,375

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

*** Amortization of identifiable intangible assets arising from business combinations and patent amortization is allocated to the segments based on the segment classification of the acquired or applicable operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis set forth below reviews the Company's operating results for the three month and nine month periods ended March 31, 2003 and its financial condition at March 31, 2003. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of March 31, 2003 and June 30, 2002, and the consolidated results of operations and cash flows of the Company for the nine months ended March 31, 2003 and 2002.

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

Effective October 1, 2001 the Company acquired all of the outstanding capital stock of 5M (now known as Anaren Europe), a manufacturer of microwave circuits based in Almelo, Netherlands. Anaren Europe's manufacturing technology, which is similar to the Company's multi-layer stripline technology, uses a unique metal backing technology, which offers both cost and performance advantages for high power applications. The aggregate purchase consideration for this transaction was $4,088,547, consisting of cash of $3,869,823 (including direct acquisition costs), and Company stock options with an aggregate fair value of $218,724. The acquisition was accounted for under the purchase method of accounting for business combinations.

In January 2002, Anaren Europe completed the reconstruction of its factory due to a fire in July 2001, which partially destroyed this facility. As of July 2002, Anaren Europe's facility was fully operational and the Company continues its efforts to rebuild its customer base lost due to the fire. As a result of the fire, Anaren Europe received an insurance settlement through its property and business interruption insurance policies of approximately $16.0 million in December 2001 to offset expenses incurred in out-sourcing production, cleaning and repairing the facility and equipment damaged in the fire, and to recognize the replacement cost for inventory and equipment destroyed by the fire.

In March 2002, the Company, through a newly created subsidiary, Anaren Communication Suzhou Co., Ltd., signed a three-year lease for a 12,300 square foot manufacturing facility in Suzhou Industrial Park in Suzhou, China. A General Manager and additional staff have been hired for the facility which began light manufacturing and assembly at this location during the second quarter of fiscal 2003. In February of 2003, the Suzhou subsidiary exercised its option to lease the 12,000 square foot second floor this facility to support additional anticipated future assembly needs in China. It is anticipated that this facility will serve all of the Company's Asian customers. Additionally, it is expected that this location will be used to facilitate procurement of raw materials in China, when possible, for the Company's other subsidiaries.

In September 2002, as a result of the loss of customers due to the fire and the general decline in the wireless market, the Company made a decision to downsize the Anaren Europe workforce by 24 people. The cost of this restructuring was $403,403 and included notice and severance pay, benefit costs, and outplacement costs. This charge has been recognized as a separate line item in the income statement for the nine months ended March 31, 2003, and has been paid in full during the first nine months of fiscal 2003.

In March 2003, as a result of the continuing low level of business at the Company's RF Power subsidiary, the decision was made to downsize the workforce at that facility. Sixteen people were subsequently terminated at a cost of $295,706, which has been recognized as a separate restructuring charge in the income statements for the three and nine months ended March 31, 2003. This restructuring charge will be paid in full over the next twelve months.

As a result of the historical and continuing operating losses and negative cash flow at the Anaren Europe printed circuit board facility and the continuing weakness in the wireless infrastructure market, it was determined at the end of the third quarter to significantly downsize this operation. In April 2003, in conjunction with this reorganization and due to continued negative cash flow projections after the restructuring, the Company performed a FASB 144 evaluation to determine if the fixed assets used by Anaren Europe were subject to an impairment loss. Based on the results of the evaluation, it was determined that a possible impairment existed and the Company had an independent appraisal done of the assets of Anaren Europe. The basis of this appraisal was current market value in an arms length transaction between a willing buyer and seller in a non-force sale. An impairment loss of $680,822 was identified and was recorded as a charge in the income statements under the caption "Impairment Loss" for the three months and nine months ended March 31, 2003. Anaren Europe is part of the Company's wireless segment, and the charge was also reflected in the wireless segment results included in footnote 11 to the financial statements for the quarter ended March 31, 2003.

On September 19, 2002, the Company submitted an acquisition proposal to Celeritek, Inc.'s Chairman, President and Chief Executive Officer, which stated that the Company was prepared to offer $8.75 per share in an all-cash transaction to acquire all of the outstanding shares of Celeritek, subject to successful completion of customary due diligence and negotiation and execution of a definitive acquisition agreement. On September 25, 2002, Celeritek issued a press release announcing that its Board had rejected the Company's proposal claiming that the proposal "is not in the best interests of Celeritek shareholders." The Company has taken no further action regarding its equity position in Celeritek or its offer to purchase all of the outstanding shares of Celeritek since learning of Celeritek's rejection on September 25, 2002. Anaren intends to continue to consider all of the alternatives available to it, and may pursue one or more of the possible actions outlined in its Schedule 13D, as amended.

The Company's original investment in Celeritek common stock averaged approximately $8.47 a share and totaled $6.6 million. During the nine month reporting period ended March 31, 2003 the market value of Celeritek common stock has fluctuated substantially, and the stock has at times traded above the cost of the Company's investment. This investment had a market value at March 31, 2003 of approximately $5.9 million, a decline of $710,000. The Company considers this to be a temporary decline in market value and it has been recorded as a charge to other comprehensive loss in the shareholders' equity section of the balance sheet at March 31, 2003. If, at a future date, this drop in market value is determined to be other than temporary, then the decline in value, including the amount previously charged as other comprehensive loss to shareholders equity, would at that time be recognized as a loss in the current period income statement.

Based on the continued weak wireless market conditions and the recent financial performance of the Company, the Company anticipates further restructuring in the fourth quarter to reduce its operating expenses and enhance its financial performance. Specifically, the Company expects to recognize a restructuring charge of approximately $1.2 million for additional workforce reductions. These and prior 3rd quarter personnel reductions, coupled with other aggressive cost savings activities are expected to reduce annual operating expenses by approximately $6.5 million.

Net sales for the third quarter ended March 31, 2003 were $19,189,000, down 3.2% from net sales of $19,821,000 for the same period in fiscal 2002. The Company recorded a loss of $(958,000), or $(0.04) per diluted share, for the third quarter of fiscal 2003, compared to net income of $996,000, or $0.04 per diluted share, for the same quarter last year.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                 Three Months Ended             Nine Months Ended
                                           Mar. 31, 2003  Mar. 31, 2002   Mar. 31, 2003   Mar. 31, 2002
                                           -------------  -------------   -------------   -------------
Net Sales                                      100.0%          100.0%         100.0%          100.0%
Cost of sales                                   73.8%           67.9%          73.6%           69.3%
                                               -----           -----          -----           -----
Gross profit                                    26.2%           32.1%          26.4%           30.7%
                                               -----           -----          -----           -----

Operating expenses:
   Marketing                                     8.6%           10.0%           8.3%           10.3%
   Research and development                      9.3%            8.9%           7.8%            8.7%
   General and administrative                   11.0%           10.4%          11.2%           11.3%
   Impairment loss                               3.6%             --            1.1%             --
   Restructuring                                 1.5%             --            1.2%             --
   Fire related                                  0.0%            0.0%           0.0%            1.4%
                                               -----           -----          -----           -----
     Total operating expenses                   34.0%           29.3%          29.6%           31.7%
                                               -----           -----          -----           -----

Operating income (loss)                         (7.8%)           2.8%          (3.2%)          (1.0%)
                                               -----           -----          -----           -----

Other income (expense):

   Other, primarily interest income              2.8%            3.7%           3.1%            5.8%
   Interest expense                             (0.1%)          (0.1%)         (0.1%)          (0.2%)
                                               -----           -----          -----           -----
     Total other income (expense), net           2.7%            3.6%           3.0%            5.6%
                                               -----           -----          -----           -----

Income (loss) before income taxes
 and extraordinary item                         (5.1%)          (6.4%)         (0.2%)           4.6%
Income taxes                                    (0.1%)           1.4%           0.3%            0.7%
                                               -----           -----          -----           -----
Income (loss) before extraordinary item         (5.0%)          (5.0%)         (0.5%)           3.9%

Extraordinary item - gain on acquisition         0.0%            0.0%           0.00%           6.5%
                                               -----           -----          -----           -----
   Net income (loss)                            (5.0%)           5.0%          (0.5%)          10.4%
                                               =====           =====          =====           =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                            Three Months Ended            Nine Months Ended
                                 March 31                      March 31
                           -------------------            ------------------
                           2003           2002            2003          2002
                           ----           ----            ----          ----
Wireless                  $11,888       $13,350         $38,313       $32,506
Space and Defense           7,301         6,471          22,185        19,561
                          -------       -------         -------       -------
                          $19,189       $19,821         $60,498       $52,067
                          =======       =======         =======       =======

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net sales. Net sales decreased $632,000, or 3.21%, to $19.2 million for the three months ended March 31, 2003, compared to $19.8 million for the third quarter of the previous fiscal year. This decrease resulted from a $1.5 million (10.9%) drop in shipments of wireless infrastructure products and a $830,000 (12.8%) increase in sales of Space and Defense products.

The decrease in sales of Wireless products, which consist of standard surface mount components and custom subassemblies for use in building wireless base station equipment, was the result of a slight general decline in customer demand for wireless infrastructure products during the current third quarter, compared to the first two quarters in fiscal 2003 and the third quarter of last year. Wireless product and customer lead times remain very short, resulting in little or no visibility going forward. Given this ongoing situation, the Company expects Wireless sales to remain at or below current levels in the remainder of fiscal 2003.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales in the Space and Defense group rose $830,000, or 12.8%, in the third quarter of fiscal 2003, compared to the same quarter in the prior fiscal year. This increase in shipments resulted from production sales under a number of defense contracts for Digital Frequency Discriminators (DFDs) and Digital RF Memories (DRFMs) for foreign applications, radar antenna feed networks and precision ranging subsystems (PRSS) for U.S. Government applications. These products were part of the rise in defense orders in the Company's backlog over the last fiscal year. Space and Defense shipments are expected to range between $6.0 and $7.0 million per quarter for the remainder of fiscal 2003 and the first half of fiscal 2004, as backlog in this group has declined slightly with the final shipments under the Spaceway program.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the third quarter of fiscal 2003 was $5.0 million (26.2% of net sales), down $1.4 million from $6.4 million (32.1% of net sales) for the same quarter of the prior year. The drop in gross margin as a percent of net sales in quarter three is a result of the decline in sales levels compared to the third quarter last year, and to continuing pricing pressure from wireless customers which has resulted in lower average sales prices year over year. The Company is continuing its cost cutting programs and has reduced its personnel levels through restructuring and attrition by 61 people, or 10%, over the first nine months of this fiscal year. These ongoing cost cutting efforts should help to improve future gross margins, but any significant improvement in gross margins will most likely occur only with a rise in sales volume.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses decreased 17.1% to $1.6 million (8.6% of net sales) for the third quarter of fiscal 2003 from $2.0 million (10.0% of net sales) for the third quarter of fiscal 2002. Marketing expense declined in the third quarter due to a budgeted decline in advertising expenditures in the current fiscal year compared to 2002 and the reassignment of some marketing personnel to other company functions.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $1.8 million (9.3% of net sales) in the third quarter of fiscal 2003, unchanged from $1.8 million (8.9% of net sales) for the third quarter of fiscal 2002. Research and development expenditures are supporting further development of wireless infrastructure products and new wireless networking product opportunities. Despite the continuing wireless market downturn, the Company does not expect to significantly reduce its current research and development efforts in the near term and is presently working on a number of new standard wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, and intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 2.5% to $2,115,000 (11.0% of net sales) for the third quarter of fiscal 2003 from $2,065,000 million (10.4% of net sales) for the third quarter of fiscal 2002. All of the $51,000 increase in the third quarter, was related to the Company's new operation in China.

Impairment loss. In conjunction with the reorganization of Anaren Europe in April 2003, the Company performed a FASB 144 evaluation to determine if the fixed assets used by Anaren Europe were subject to an impairment loss. Due to continuing negative cash flow in that operation it was determined that a possible impairment existed, and the Company had an independent appraisal done of the assets of Anaren Europe. The basis of this appraisal was current market value in an arms length transaction between a willing buyer and seller in a non-force sale. A FASB 144 impairment loss of $681,000 was identified, which was recorded as a charge in the income statements under the caption "Impairment Loss" for the three months and nine months ended March 31, 2003.

Restructuring. In March 2003, the Company recorded a restructuring charge of $296,000 related to the Company's restructuring plan at its RF Power subsidiary. This plan was primarily aimed at reducing the cost of excess personnel in this operation and included the termination of 16 employees.

Based on the continued weak wireless market conditions and the recent financial performance of the Company, the Company anticipates further restructuring in the fourth quarter to reduce its operating expenses and enhance its financial performance. Specifically, the Company expects to recognize a restructuring charge of approximately $1.2 million for additional workforce reductions. These and prior 3rd quarter personnel reductions, coupled with other aggressive cost savings activities are expected to reduce annual operating expenses by approximately $6.5 million.

Operating Income: Operating income decreased $1.4 million in the third quarter of fiscal 2003 to a loss of $(1.5) million (7.8% of sales), from a profit of $551,000, (2.8% of net sales), for the third quarter of fiscal 2002. On a reporting segment basis, the Wireless operating loss was $3.1 million for the third quarter of 2003, an increase of $1.6 million from the Wireless operating loss of $1.5 million in the third quarter of 2002. The principal reason for the increase in the Wireless operating loss in the current third quarter was the decline in Wireless sales year over year, the $296,000 restructuring charge and the $681,000 impairment loss recorded in the current quarter. Wireless operating profit is expected to improve in fiscal 2004 as a result of the fiscal 2003 third and fourth quarter reorganizations and the resulting personnel reductions.

Space and Defense operating income fell $471,000 in the third quarter of fiscal 2003 to $1.6 million compared to $2.0 million in the third quarter of fiscal 2002. This decrease resulted from a change in product mix during the current third quarter compared to the third quarter last year. This year's third quarter sales included more military programs, while sales in the third quarter last year consisted of more profitable commercial space programs.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 27.9% to $531,000 (2.8% of net sales) for the quarter ended March 31, 2003, from $736,000 (3.7% of net sales) for the same quarter last year. This decrease was caused mainly by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Fund rates. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Interest Expense: Interest expense represents commitment fees and interest paid on a deferred obligation. Interest expense for the third quarter of fiscal 2003 was $10,000 (0.1% of net sales) compared to $25,000 (0.1% of net sales) for the third quarter of fiscal 2002.

Income Taxes: The tax benefit for the third quarter of fiscal 2003 was $14,000 (0.1% of net sales), representing an effective tax benefit rate of 4.8%. This compares to income tax expense of $265,000 (1.4% of net sales) for the third quarter of fiscal 2002, representing an effective tax rate of 21.0%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credit and benefits in relation to the levels of taxable income or loss.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

Net Sales. Net sales increased $8.4 million, or 16.2%, to $60.5 million for the first nine months of fiscal 2003, compared to $52.1 million for the first nine months of the prior fiscal year. This increase consisted of a $5.8 million (17.8%) rise in Wireless sales and a $2.6 million (13.4%) increase in shipments of Space and Defense products.

The $5.8 million increase in fiscal 2003 Wireless sales resulted from a combination of new acquisitions during fiscal 2002 and increased customer demand. Wireless sales for the first nine months of fiscal 2003 include a full nine months of sales for Amitron and Anaren Europe, while the first nine months of fiscal 2002 included only six months and seven months of sales for Anaren Europe and Amitron, respectively. These acquisitions resulted in additional sales in fiscal 2003 of $3.4 million compared to fiscal 2002 nine month sales levels. Additionally, customer wireless infrastructure demand rose slightly in the first and second quarters, coming mainly from Asian infrastructure build outs.

Sales in the Space and Defense group rose $2.6 million, or 13.4%, in the first nine months of fiscal 2003, compared to the same period in the prior fiscal year. This increase in shipments resulted from production sales under a number of defense contracts for Digital Frequency Discriminators (DFDs) and Digital RF Memories (DRFMs) for foreign applications, radar antenna feed networks, and precision ranging subsystems (PRSS) for U.S. Government applications. These products were part of the rise in defense orders in the Company's backlog during the last fiscal year. Space and Defense shipments are expected to be between $6.8 and $7.3 million for the fourth quarter of fiscal 2003.

Gross Profit. Gross profit for the first nine months of fiscal 2003 was $16.0 million (26.4% of net sales) compared to $16.0 million (30.7% of net sales) for the first nine months of fiscal 2002. Gross profit as a percent of sales fell in the current nine months compared to the same period last year due to ongoing pricing pressure on wireless infrastructure products and to the inclusion of Anaren Europe for a full three quarters in the current year compared to two quarters last year. Anaren Europe has been running negative gross profit while working on rebuilding its sales base due to the fire in its facility in July 2001. The Company continues to implement cost cutting programs and has reduced its personnel levels over 10% during the first nine months of this year, and intends to make further reductions in the current fourth quarter. These efforts should help to improve future margins, but any significant improvement will most likely occur with a rise in sales volume.

Marketing. Marketing expenses decreased 6.0% to $5.0 million (8.3% of net sales) in the first nine months of fiscal 2003 compared to $5.3 million (10.3% of net sales) in the first nine months of fiscal 2002. Budgeted declines in advertising expenditures in the first nine months of the current year more than offset increases in other marketing expenses due to the higher sales volume in the current nine months. Marketing expense is expected to continue at the lower current levels through the remainder of fiscal 2003.

Research and Development. Research and development expenses increased 4.4% to $4.7 million (7.8% of net sales) in the first nine months of fiscal 2003 from $4.5 million (8.7% of net sales) for the first nine months of fiscal 2002. Research and development expenditures are supporting further development of wireless infrastructure products and new wireless networking product opportunities. Despite the current wireless market downturn, the Company does not expect to reduce its current research and development efforts in the near term and is presently working on a number of new standard wireless products.

General and Administrative. General and administrative expenses increased 15.3% to $6.8 million (11.2% of net sales) for the first nine months of fiscal 2003 from $5.9 million (11.3% of net sales) for the first nine months of fiscal 2002. This increase was due to professional services costs associated with the Celeritek offer, costs incurred at the new China facility, a full nine months of general and administrative expenditures for Amitron and Anaren Europe compared to seven and six months last year, respectively, and reassignment of personnel from other functions due to the new holding Company structure.

Impairment loss. In conjunction with the reorganization of Anaren Europe in April 2003, the Company performed a FASB 144 evaluation to determine if the fixed assets used by Anaren Europe were subject to an impairment loss. Due to continuing negative cash flow in that operation it was determined that a possible impairment existed, and the Company had an independent appraisal done of the assets of Anaren Europe. The basis of this appraisal was current market value in an arms length transaction between a willing buyer and seller in a non-force sale. A FASB 144 impairment loss of $681,000 was identified, which was recorded as a charge in the income statements under the caption "Impairment Loss" for the three months and nine months ended March 31, 2003.

Restructuring. In September 2002 and March 2003, the Company recorded restructuring charges of $403,403 and $295,706, respectively. The restructuring charges are associated with the

Company's restructuring plan as it relates to its wholly owned subsidiaries Anaren Europe and RF Power. The Company's restructuring plans were primarily aimed at reducing the cost of excess personnel, including termination of 40 employees.

Operating Income. The operating loss increased $1.4 million in the first nine months of fiscal 2003 to a loss of $1.9 million (3.2% of net sales) from an operating loss of $517,000 (1.0% of net sales) for the first nine months of fiscal 2002. On a reporting segment basis, the Wireless operating loss was $6.7 million for the first nine months of fiscal 2003, compared to an operating loss of $5.7 million in the first nine months of fiscal 2002. The main reason for the decline in Wireless results in the first nine months of fiscal 2003 was a combined $300,000 decline in the combined operating income at the Amitron and RF Power subsidiaries due to the drop in revenue levels at each facility in the third quarter, and the $681,000 impairment loss at Anaren Europe.

Space and Defense operating income fell $394,000, or 7.6%, for the first three quarters of fiscal 2003 compared to the first three quarters of fiscal 2002. This decrease resulted from a change in product mix in the latter half of the first nine months of fiscal 2003 compared to the same period in fiscal 2002. This year's first nine months sales included more military programs, while sales in the first nine months of fiscal 2002 consisted of a higher level of more profitable commercial space programs.

Other Income. Other income decreased 39.0% to $1.8 million (3.1% of net sales) for the nine months ended March 31, 2003 from $3.0 million (5.8% of net sales) for the same nine months last year. This decrease was caused mainly by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Fund rates. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Interest Expense. Interest expense for the first nine months of fiscal 2003 was $40,000 (0.1 % of net sales) compared to $110,000 (0.2% of net sales) for the first nine months of fiscal 2002.

Income Taxes: Income tax expense for the first three quarters of fiscal 2003 was $192,000 (0.3% of net sales), compared to $382,000 (0.7% of net sales) for the first nine months of fiscal 2002. The Company's effective tax rates are a direct result of the proportion of federally exempt state municipal bond income, federal tax credits and federal and foreign tax benefits in relation to the levels of taxable income.

Extraordinary Gain. The extraordinary gain of $3.4 million (6.5% of net sales) recorded in the second quarter of fiscal 2002 resulted from the purchase of Anaren Europe. As a result of the fire and the subsequent insurance claim, the fair value of the Anaren Europe assets at the time of purchase was significantly higher than the consideration paid by Anaren. This situation resulted in significant negative goodwill being generated by the transaction, which, under current accounting convention, was first offset by writing down the acquired long-lived assets to zero and then by recognizing an "extraordinary gain" of $3,407,000, or $0.15 per share, in the second quarter and first nine months of fiscal 2002.

Critical Accounting Policies

The methods, estimates and judgments management uses in applying the Company's most critical accounting policies have a significant impact on the results reported in the Company's financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as those that are most important to the portrayal of Anaren's financial condition and results, and require management to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Based on this definition, the Company's most critical policies include: valuation of inventory, which impacts cost of sales and gross margin; valuation of allowance for doubtful accounts, which impacts bad debt expense; the assessment of recoverability of long-lived assets, goodwill and other intangible assets, which impacts write-offs of long-lived assets, goodwill and intangibles; and accounting for income taxes, which impacts the valuation allowance and the effective tax rate. Management reviews the estimates, including but not limited to allowance for doubtful accounts, inventory reserves and income tax valuations on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could differ from these estimates.

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

Intangible assets with estimable useful lives are amortized over their estimated useful lives in proportion to the economic benefit consumed.

Long-lived assets with estimated useful lives are depreciated to their residual values over those useful lives in proportion to the economic value consumed. Long-lived assets are tested for impairment at the group level, which is usually an economic unit such as a manufacturing facility or department, which has a measurable economic output or product. Long-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset is not recoverable and exceeds its fair market value. This circumstance exists if the carrying amount of the assets in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by the discounted cash flow or in the case of negative cash flow, an independent market appraisal of the asset.

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

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended March 31, 2003 and the nine months ended March 31, 2002 were $8.7 million and $13.9 million, respectively. The positive cash flow from operations in the first nine months of fiscal 2003 was due primarily to the $1.6 million reduction in accounts receivable and the $3.1 million reduction in inventory during the period. The positive cash flow from operations in the first nine months of fiscal 2002 was due mainly to the high income level and the large amount of cash ($10.7 million) received from the Anaren Europe insurance settlement.

Net cash used in investing activities in fiscal 2003 and 2002 consists mainly of funds used to purchase capital equipment, net purchases and maturities of marketable securities and, in fiscal 2002, $12.1 million used to purchase the capital stock of Amitron and Anaren Europe. Capital equipment placed in service amounted to $4.2 million in the nine months ended March 31, 2003 compared to $7.2 million in the first nine months of the previous fiscal year, including $4.7 million at Anaren Europe.

Net cash used in financing activities in the first nine months of fiscal 2003 was $2.1 million. Of this amount, $121,000 was generated by the exercise of stock options and $2.2 million was used to repurchase 271,900 shares of the Company's common stock under an existing repurchase plan previously authorized by the Board of Directors. Net cash used in financing activities was $1.0 million for the first nine months of fiscal 2002 and consisted of $1.4 million used to pay off loans of Amitron and Anaren Europe, reduced by $391,000 generated from the exercise of stock options.

During the remainder of fiscal 2003, the Company's main cash requirements will be for additions to capital equipment. Capital expenditures, including purchases of $4.2 million made in the first nine months, are expected to total approximately $5.0 million for fiscal 2003 (6% of sales) and are expected to be funded by existing cash balances.

At March 31, 2003, the Company had approximately $128.1 million in cash, cash equivalents, and marketable securities, and no debt. For the past six years the Company has maintained a guaranteed revolving line of credit facility under which it has never borrowed any funds. Effective October 1, 2002, the Company converted this line to a demand line to eliminate the current annual fee of approximately $38,000. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                             Payment Due by Period
                                  ----------------------------------------------------------------------
                                                    Less
                                     Total        than 1 Yr.     2-3 Yrs        4-5 Yrs       Over 5 Yrs
                                     -----        ----------     -------        -------       ----------
Contractual obligations
Operating leases - facilities     $5,328,195     $  813,987     $1,232,597     $  851,116     $2,430,495
Deferred compensation                508,379         65,000        130,000        130,000        183,379
Lines of credit                           --             --             --             --             --

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

o the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability;

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

o diversion of defense spending away from the Company's products and/or technologies due to the current war and/or the spread of war beyond Iraq, and the potential resulting adverse effects on the Company's military defense business;

o     continued difficulties rebuilding Anaren Europe's customer base;

o     increased pricing pressure and increased competition;

o the failure of wireless customers' annual procurement forecasts to result in future sales;

o     potential impairments of assets including investment values and goodwill;

o     foreign currency fluctuations;

o litigation relating to Anaren's ownership interest in Celeritek or a potential transaction with Celeritek, or litigation or adverse regulatory action involving antitrust, intellectual property, product warranty, product liability, tax and other issues;

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

As of March 31, 2003, the Company had cash, cash equivalents and marketable securities of $128.1 million, of which approximately $122.2 million consisted of highly liquid investments in marketable debt securities and $5.9 million consisted of marketable equity securities. The marketable debt securities at date of purchase normally have maturities between one and eighteen months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from March 31, 2003 rates, or 0.25%, would have reduced net income and cash flow by approximately $50,000, or $0.002 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company currently owns equity investments held for sale with a market value of approximately $5.9 million. Fluctuations in market value of these securities are presently considered to be temporary and are charged to stockholders' equity monthly. A theoretical 10.0% decline in market value of these securities would result in a $590,000 reduction in stockholders' equity. In the future, if the decline in value of these securities is considered other than temporary, then the full decline in value experienced to the date of impairment will be reflected in the then current period income statement.

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

            NONE

Item 6. Exhibits and Reports on Form 8-K

Item 6(a) Exhibits

      99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Item 6(b) Reports on Form 8-K

            NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Anaren, Inc.
                                        (Registrant)

Date: April 29, 2003                    S/ Lawrence A. Sala
                                        -------------------------------------
                                        Lawrence A.Sala
                                        President & Chief Executive Officer

Date: April 29, 2003                    S/ Joseph E. Porcello
                                        -------------------------------------
                                        Joseph E. Porcello
                                        Vice President of Finance and Treasurer

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

Date: April 29, 2003

                                            S/ Lawrence A. Sala
                                            -----------------------------------
                                            Lawrence A. Sala
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)

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

Date: April 29, 2003

                                         S/ Joseph E. Porcello
                                         -----------------------------------
                                         Joseph E. Porcello
                                         Vice President of Finance and Treasurer
                                         (Principal Financial Officer)