Form 10-K
period 2003-06-30
ANAREN  INC
filed 2003-08-28
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2003

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

      Commission file number 0-6620

                                  ANAREN, INC.
             (Exact name of Registrant as specified in its Charter)

           New York                                16-0928561
    State of incorporation)             (I.R.S Employer Identification No.)

6635 Kirkville Road, East Syracuse, New York                  13057
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on August 20, 2003, as reported on the Nasdaq National Market, was approximately $236,469,928.

The number of shares of Registrant's Common Stock outstanding on August 20, 2003 was 21,867,032.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for use in connection with its 2003 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

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

Current unpredictable wireless market conditions; decline in demand for Company products; order cancellations; increased pricing pressure from the Company's customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability; possible inability to successfully secure new design wins from the Company's OEM customers, possible inability to successfully shutdown the Company's Anaren Europe subsidiary which may result in additional costs related to disposal of its assets, environmental clean-up, termination of Anaren Europe's facility lease and other related issues; potential adverse effects of SARS at the Company's Suzhou China subsidiary; unpredictable difficulties or delays in the development of new products; the risks associated with any technological shifts away from the Company's technologies and core competencies; additional unanticipated impairments of assets including investment values and goodwill; foreign currency fluctuations; diversion of defense spending away from the Company's products and or technologies due to the on-going cost of maintaining American troops in the Middle East; and litigation involving the Company's ownership interest in Celeritek or a potential transaction with Celeritek, or involving antitrust, intellectual property, product warranty, product liability, and other issues.

General

The Company was incorporated in New York in 1967. The Company's executive offices are located at 6635 Kirkville Road, East Syracuse, New York 13057. The telephone number of the Company at that location is (315) 432-8909. The Company's website is located at www.anaren.com. The Company makes its periodic and current reports available, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company's common stock is listed on the Nasdaq National Market under the symbol "ANEN." Unless the context otherwise provides, the "Company" or "Anaren" refers to Anaren, Inc. and its subsidiaries.

Recent Developments

On December 16, 2002, at a Special Meeting of Shareholders, the Company's Shareholders approved the creation of a holding company structure in which the Company's operating assets would be transferred to a newly formed, wholly owned, subsidiary and authorized an amendment to the Company's Certificate of Incorporation to change the name of the Company from Anaren Microwave, Inc. to Anaren, Inc. The name change to Anaren, Inc. became effective on December 20, 2002 and the Company's operating assets were transferred to a new wholly owned subsidiary (named Anaren Microwave, Inc.) effective December 31, 2002.

In the first quarter of calendar 2002, the Company created a new subsidiary, Anaren Communication Suzhou Company, Ltd. and signed a three year lease for a 12,300 square foot manufacturing facility in Suzhou Industrial Park in Suzhou, China. A general manager and operating staff were hired from July through September and light manufacturing and assembly was begun at the facility in the second quarter of fiscal 2003. In February 2003, the Anaren Suzhou subsidiary exercised its option to lease the 12,000 square foot second floor of its facility to support anticipated additional business needs in China. Presently, the facility has a staff of 29 workers and expects to ramp-up to over 100 people in the first half of fiscal 2004 to support production on a custom wireless program for a European customer. It is anticipated that this facility will serve all of the Company's Asian customers. Additionally, it is expected that this location will be used to facilitate procurement of raw materials in China, when possible, for the Company's other subsidiaries.

In September 2002, the Company made a decision to downsize its Anaren Europe workforce as a result of the loss of customers due to a July 2001 fire and the general decline in the wireless market. Twenty-four people were let go at that time and a restructuring charge of $403,000 was recorded in the first quarter. Large operating losses and negative cash flow continued at that facility in the second and third quarter of fiscal 2003 due to the ongoing weakness in the printed circuit board segment of the wireless infrastructure market. As a result, it was determined at the end of the third quarter to significantly downsize this operation again.

In March 2003, in conjunction with the second reorganization and due to continued negative cash flow projections after the first restructuring, the Company performed a FASB 144 evaluation to determine if the fixed assets used by Anaren Europe were subject to an impairment loss. Based on the results of the evaluation, an impairment loss of $681,000 was identified and recorded as a charge in the income statements under the caption "Impairment Loss" for the third quarter of fiscal 2003. Additionally, staffing at Anaren Europe was reduced again by forty-four people and a restructuring charge of $631,000 for severance and outplacement costs was recognized in April.

Operating losses and declining sales levels continued at Anaren Europe throughout April and May. In late May, the Company decided to dispose of the Anaren Europe facility as the recovery in sales levels required to make the facility profitable was not likely to happen in the near future. In conjunction with the decision to dispose of Anaren Europe, the Company recorded an additional impairment charge of $2.0 million to adjust fixed asset balances at that facility to liquidation value and restructuring charges of $281,000 to record severance for the remaining twenty-three employees and $428,000 for an inventory write down which was included in cost of sales - restructuring.

In March 2003, as a result of the continuing low level of business at the Company's RF Power subsidiary, the decision was made to downsize the workforce at that facility. Sixteen people were subsequently terminated at a cost of $296,000, which has been recognized as a restructuring charge in the income statements.

In April 2003, based on the continued weak wireless market conditions and the current financial performance of the Company, the Company's Anaren Microwave, Inc. subsidiary reduced its workforce by 30 people. In conjunction with this action, the Company recorded a restructuring charge of $499,000 in the fourth quarter and for the year ended June 30, 2003.

On September 19, 2002, the Company submitted an acquisition proposal to Celeritek, Inc.'s Chairman, President and Chief Executive Officer, which stated that the Company was prepared to offer $8.75 per share in an all-cash transaction to acquire all of the outstanding shares of Celeritek, subject to successful completion of customary due diligence and negotiation and execution of a definitive acquisition agreement. On September 25, 2002, Celeritek issued a press release announcing that its Board had rejected the Company's proposal claiming that the proposal "is not in the best interests of Celeritek shareholders." In June, 2003 the Company executed a Non Disclosure Agreement with Celeritek. On July 28 and 29, 2003, the Company's management met with Celeritek's Chairman, Tamer Husseini, and other members of Celeritek's senior management to begin to conduct a due diligence review of Celeritek's business. Anaren intends to continue to consider all of the alternatives available to it, and may pursue one or more of the possible actions outlined in its Schedule 13D, as amended.

Overview

The Company is a leading provider of microwave components and assemblies for the wireless and space and defense markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in wireless communication and space and defense systems.

Through its focused research and development efforts, Anaren has designed and continues to design components and subsystems that enable wireless communication systems, as well as advanced radar, beamforming and receiver applications for the space and defense markets.

In addition, the Company is developing and producing a diverse set of products and technologies to support the latest generation of wireless communications systems. The Company's customer base includes leading global original equipment manufacturers that serve the wireless, space and defense markets, including:

o  Ericsson
o  Lucent Technologies
o  Motorola
o  Nokia
o  Nortel Networks
o  Powerwave Technologies
o  Boeing, Inc.
o  ITT Aerospace/Communications
o  Lockheed Martin
o  Northrop Grumman
o  Raytheon

Industry Background

Worldwide demand for integrated voice, data and video communications services continues to grow. The volume of high-speed data traffic across global communications networks has grown as the public Internet and private business intranets have become essential for daily communications and electronic commerce. The number of persons using the Internet and mobile internet terminals for e-commerce and recreational use is also expected to continue to grow. Servicing the increasing demand for higher bandwidth content and applications requires cost-effective and high-speed connections. Wireless communications provide an advantageous access solution for mobile high-speed Internet and multimedia services, with a faster deployment and implementation. This is underscored by the increasing number of wireless systems and subscribers worldwide.

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

A Wireless Network

A typical mobile or fixed wireless communications system is comprised of a geographic region containing a number of cells, each of which contains one or more base stations, which are linked in a network to form a service provider's coverage area. Each base station houses the equipment that receives incoming telephone calls from the switching offices of the local wire-based telephone company and broadcasts calls to the wireless users within the cell. A base station can process a fixed number of radio channels through the use of multiple transceivers, power amplifiers and tunable filters, along with an antenna to transmit and receive signals to and from the wireless user.

Mobile Wireless Communications

The late 1990's through 2000 saw dramatic growth in the demand for mobile communications. This was fueled by decreasing prices for handsets and airtime, a favorable global communications regulatory environment, increased competition among service providers, opening of new frequency spectrum and services, and the installation of mobile networks in developing nations as an alternative to wire-based networks. Despite this rapid growth in customer demand, expenditures for capital infrastructure equipment by service providers began to decline rapidly during the first quarter of calendar year 2001. Although this rate of the decline has slowed, the market continues to be weak with no firm projection for recovery. This has had a negative impact on all of the Company's wireless product lines, particularly the printed-circuit board business.

Wireless Local Area Networking

Wireless local area networks are flexible data communication systems that can either replace or extend wired communication systems. Using radio frequency technology, wireless local area networks transmit and receive data over the air without wired cabling. A wireless local area network provides all the features and benefits of traditional local area network technologies like Ethernet, with lower installation costs and increased flexibility.

Wireless local area network technology is now in the process of widespread deployment and accelerated development for low-cost, interoperable products. Wireless local area network technology provides data rates to rapidly transfer large data files, access the web, and support wireless video conferencing from mobile platforms including handheld personal computers and laptops. The flexibility that the wireless local area network offers the business and consumer user is expected to lead to applications such as wireless home multimedia, wireless roadside assistance, wireless e-business, and wireless printers and scanners.

Space and Defense

The Space and Defense industry is currently focused on supporting National Defense programs, integrated communications systems and technologies that improve the performance and survivability of existing air, land and sea based platforms. As a result, funding for advanced radar systems, advanced jamming systems, smart munitions, electronic surveillance systems and satellite and ground based communication systems has remained strong.

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

Advanced Microwave Design and Manufacturing Capabilities. The Company's engineering and design staff of 100 engineers as of June 30, 2003 works with customers to develop product solutions. Anaren's engineers collaborate with customers to develop products that provide state-of-the-art performance and that can be manufactured in significant volume with excellent quality and reliability. The Company has consistently met the stringent requirements of the wireless, defense and satellite communications markets due to the Company's strengths in advanced packaging and interconnecting of radio, microwave and extremely high frequency signals, as well as its ability to produce small, light weight, cost-effective and efficient microwave components and assemblies.

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

Strong Customer Relationships. The Company believes that it has become an integral part of its key customers' operations by working closely with them through the entire development and production process. The Company assigns a project engineer to each customer to ensure a high level of responsiveness and customer service. The project engineer and a design team assist the customer from the conceptual, system level design stages through the development and manufacturing process. By maintaining close contact with the customers' design engineering, manufacturing, purchasing and project management personnel, the Company can better understand their needs, rapidly develop customer-specific solutions and more effectively design the Company's solutions into the customers' systems and networks. The Company believes that the strength of its customer support and depth of its customer relationships provide the Company a competitive advantage.

Technology

The Company utilizes three basic technologies: Multi-Layer Stripline, Thick Film Ceramics and Ball Grid Array assembly, including the integration of active devices.

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

Ball Grid Array technology is a technique used to integrate active functionality onto Multi-Layer Stripline circuits at microwave frequencies. Ball Grid Array technology is an efficient integration technique offering superior high frequency performance, and is compatible with standard low cost manufacturing techniques.

Thick Film Ceramic technology is a technique of processing multi-layer ceramic circuits in which the signal conductors are screen printed onto ceramic substrates. Thick Film Ceramic technology is an efficient method of integrating passive components such as resistors and capacitors, eliminating costly assembly steps to mount discreet components.

The Company's microwave design engineering staff has developed proprietary modeling techniques and component design libraries that allow for consistent and efficient design and production of complex microwave products utilizing its proprietary technologies.

Strategy

The Company's strategy is to continue to use its proprietary technologies, extensive microwave design libraries and low cost manufacturing capabilities to further expand its penetration in the wireless and space and defense markets. Key components of the Company's strategy include the following:

Pursue Large Addressable Markets. The Company has successfully penetrated the mobile wireless market and intends to use its market position to pursue other wireless markets. The Company also intends to continue to offer additional products and technologies to address existing and developing space and defense applications.

Focus on value added products. The Company plans to continue to increase the value of its products in wireless and space and defense systems. The Company intends to expand its component offerings to enable the Company to increase the number of products addressing each wireless application. In addition, with its Multi-Layer Stripline, Ball Grid Array and Thick Film Ceramic manufacturing technologies, the Company intends to continue to increase the functionality of its products, thereby enabling its wireless and space and defense customers to continue to reduce the size and cost of their platforms, while the Company increases its content value.

Strengthen and Expand Customer Relationships. Today, a limited number of large systems manufacturers drive the wireless and space and defense markets. The Company has developed, and plans to continue to expand, customer relationships with many of these manufacturers, including Ericsson, Lucent, Motorola, Nokia, Nortel Networks and Powerwave for wireless communications and Boeing, Lockheed Martin, Raytheon and Northrup Grumman for space and defense. The Company intends to further strengthen its customer relationships by offering complete outsourcing solutions, from research and development through product design and production, thereby increasing the customers' reliance on the Company.

Pursue Technology Leadership Position. The Company intends to use its technological leadership in the mobile wireless and space and defense markets to extend its competitive advantage. Anaren plans to pursue further technological advances through continued investment in research and development. The Company will seek to advance its leadership in wireless technology by developing next generation products for the mobile and wireless networking markets. In addition, the Company will attempt to build upon its relationships with key space and defense original equipment manufacturers in order to develop state-of-the-art products.

Expand Business through Strategic Acquisitions. The Company intends to continue to make opportunistic acquisitions of companies, product lines and technologies that complement its business. The Company will focus on acquisitions that leverage its technical expertise and business development resources and provide a competitive advantage for its targeted markets.

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

The Company has developed its product offerings to enable customers to reduce the size and cost, while enhancing the performance, of their equipment. The Company continually invests capital and resources to enhance existing products and develop new products to address the latest market demands. The Company has developed and continues to market a full line of standard products, as well as custom products, to wireless original equipment manufacturers. A brief description of the Company's major product categories is as follows:

Component Products

Xinger(R) Surface Mount Components. The Company's Xinger(R) line of products consists of off-the-shelf surface mount microwave components which provide passive microwave signal distribution functions. They were originally developed to provide a low-cost signal distribution component, which could be placed on standard printed circuit boards with automated production equipment. The primary application of these products is in radio frequency power amplifiers, but they are also found in low-noise amplifiers and radios. The Company believes it is currently the market leader in this product area, supplying industry leading original equipment manufacturers and leading power amplifier manufacturers. The Company continues to invest heavily in the expansion of this product line, as well as its addressable market. The Company has recently announced several products specifically designed to address the Wireless local area network market, which are referred to as the "Femto" line.

Ferrite Products. The Company's ferrite components are used in various wireless and defense applications. They are a key component in base station amplifiers, and their primary function is to protect the sensitive electronics from damage by isolating them electronically from potentially harmful signal levels. The Company's "Xinger(R) Circulator" product line integrates its ferrite technology with its Xinger(R) technology. This product line offers ferrite product performance in a surface mountable Xinger(R) package for automated placement and soldering.

Resistive Products. The Company's resistive product line includes resistors, power terminations, and attenuators for use in high power wireless and medical imaging applications. They are typically found in power amplifiers and are used in conjunction with ferrite products as well as Xinger(R) surface mount components. The products are manufactured using specialized material substrates designed for optimum heat transfer.

AdrenaLine(R) Power Splitting and Combining Networks. The Company developed the AdrenaLine(R) product line to provide a low-cost, high-performance network to combine individual power modules. These products enable the Company's customers to produce smaller, lower cost, more efficient power amplifiers. AdrenaLine(R) supports all major wireless standards and frequencies.

Custom Splitting and Combining Products. In addition to its standard products, the Company offers a wide range of custom signal splitting solutions. These custom solutions are typically used to distribute signals to and from radio transceivers and power amplifiers. The Company's custom products offer consistent performance and can be designed in unique configurations, allowing base station designers an opportunity to greatly reduce space, complexity and cost while enhancing performance.

Custom Radio Frequency Backplane Assemblies. The Company's radio frequency backplanes provide efficient connections of microwave signals between subsystems in wireless base stations. Radio frequency backplanes are similar to the motherboard in a personal computer, which efficiently connects signals between multiple subsystems. These assemblies range from radio frequency-only to fully integrated radio frequency, direct current power, and signal routing solutions. They are typically used in conjunction with radio transceivers and radio frequency power amplifiers. The Company also offers backplane assemblies with fully integrated radio-frequency signal switching capability.

Hybrid Matrix Assemblies. The Company's hybrid matrix assemblies allow customers to effectively reduce the number of amplifiers in their base stations. Base station amplifier systems are designed to handle peak usage, when maximum calls are made over a network. Due to the sector coverage of typical base stations, some amplifiers are heavily used while others are not. The Company's matrices allow the spreading of high usage volume over all base station amplifiers, permitting a reduction in the total number of amplifiers needed. These products are offered in a number of packaging configurations, including backplanes.

High Frequency Etched Thick Film and LTCC Circuits. The Company's ceramic capabilities include etched thick film circuits and Low Temperature Co-fired Ceramic built to customer specifications. These circuits are suitable for wireless, defense, aerospace, and medical applications.

Space and Defense

The Company is a supplier of radar countermeasure subsystems and beamforming networks for use in missile guidance systems, electronic surveillance, radar countermeasures and communications systems. The Company's Multi-Layer Stripline and Ball Grid Array technologies enable the Company to provide customers with highly complex electronic subsystems and beamforming networks that maintain high performance, while reducing size, cost and weight. Each of these products is specifically designed for a particular program. A brief description of the Company's major Space and Defense product categories is as follows:

Radar Countermeasure Subsystems. Defense radar countermeasure subsystems digitally measure, locate and counter enemy radar systems.

Beamformers. Beamformers determine the number, size and quality of beams that are produced from an antenna array. The Company supplies passive and active beamformers. Passive beamformers produce fixed beam locations while active beamformers allow for real-time reconfiguration of the beam pattern.

Switch Matrices. Switch matrices route radio frequency signals from a single location to one or multiple end user locations. These products allow system operators to allocate capacity as required, thereby increasing utilization and revenue generation.

Radar Feed Networks. Radar feeds are power dividers that distribute radio frequency energy to the antenna elements of the radar. The power dividers are frequently arranged to provide two or three inputs and several thousand outputs.

Customers

During the fiscal year ended June 30, 2003, approximately 64% of the Company's sales were to customers in the wireless markets and approximately 36% of its sales were to customers in the space and defense markets. The Company had one customer who accounted for more than 10.0% of net sales, Raytheon, who represented approximately 12.5% of sales in fiscal 2003.

Wireless Communications. The Company sells its standard line of Xinger(R) components, resistive components, ferrite components, and printed wiring boards, to leading original equipment manufacturers and a broad range of other wireless equipment contract manufacturers. In addition, the Company sells its custom wireless products to major wireless infrastructure original equipment manufacturers. In general, customers have purchased the Company's products directly from the Company or through distributors or sales representatives. The following is a list of the Company's Wireless customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2003:

o  Avnet
o  BFI Optilas
o  Cana
o  Celestica Corp.
o  EG Components
o  Ericsson
o  Knowles Electronics
o  Lucent Technologies
o  Motorola
o  Nokia
o  Nortel Networks
o  Pacesetter, Inc.
o  Powerwave Technologies
o  Richardson Electronics Inc.

Space and Defense. The Company currently sells passive components and electronic subsystems to prime contractors serving the United States and foreign governments. The following is a list of Space and Defense customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2003:

o Boeing Inc.
o ITT Avionics
o LG Innotek Co. Ltd.
o Lockheed Martin
o Northrup Grumman
o Raytheon
o Thales Defense, Ltd.

Sales and Marketing

The Company markets its products worldwide to original equipment manufacturers in the wireless and space and defense markets primarily through a sales and marketing force of 31 people as of June 30, 2003. The Company has regional sales offices located in Sacramento, California; Raleigh, North Carolina; Waterlooville, England; and Suzhou, China. The regional sales offices have dedicated technical product managers to better serve the customer base. In addition, as of June 30, 2003, the Company had contracts with two major distributors, with 19 manufacturers' representatives in the United States, and with nine international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industry shows. The Company has also invested significantly in its Internet website which contains an electronic version of its entire catalog. In addition, the website enables users to download important device parameter files. These files contain the performance information for the catalog parts in a format which is compatible with commonly used computer aided design/computer aided modeling, or CAD/CAM, equipment. The Company also provides mechanical drawings and applications notes for proper use of the parts. This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.

After identifying key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and with manufacturers' representatives. To promote widespread acceptance of the Company's products and provide customers with support for their wireless communications needs, the sales and engineering teams work closely with the customers to develop solutions tailored for their wireless requirements. The Company believes that its customer engineering support team, comprised of 100 design and engineering professionals as of June 30, 2003, is a key competitive advantage.

The Company uses distributors for its standard products, most notably the Xinger(R) line of surface mount components. In the United States, Canada, Asia and most of Europe, the Company has agreements with Richardson and Avnet, which operates under the name of BFI Optilas in Europe. The Scandinavian countries are handled by E.G. Components, Inc., a subsidiary of Elektronikgruppen. Distribution has become an important part of the Company's sales efforts by providing the Company with a larger sales force to promote its catalog offerings. The Company is also seeing a trend on the part of its customers to consolidate their material handling activities, including purchasing, warehousing, and fulfillment. The result is that many original equipment manufacturers are outsourcing all or part of these activities to large distribution firms like Avnet and Richardson.

Backlog

The Company's backlog of orders for the Wireless group was $8.8 million as of June 30, 2003 and $10.4 million as of June 30, 2002. The decline in backlog was a result of the $1.9 million decline in backlog at the Anaren Europe subsidiary which the Company has announced the pending disposal of in the first half of fiscal 2004. Backlog for the Wireless group primarily represents firm orders for component products (i.e., orders for a fixed quantity of component products) and signed purchase orders (i.e., orders for specific custom sub-assemblies) for custom components due to ship within the next four to six weeks. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Typically, large original equipment manufacturers including Ericsson, Lucent, Motorola, Nokia and Nortel, who use the Company's component and custom products, negotiate set prices for estimated annual volumes. The Company receives a firm delivery commitment one week prior to shipment. The Company does not recognize backlog until it has received a firm order.

As part of the Company's close working relationships with major wireless communications customers, the customers expect the Company to respond quickly to changes in the volume and delivery schedule of their orders and, if necessary, to inventory products at its facilities for just-in-time delivery. Therefore, although contracts with these customers typically specify aggregate dollar volumes of products to be purchased over an extended time period, these contracts also provide for delivery flexibility, on short notice. In addition, these customers may cancel or defer orders without significant penalty.

Backlog of orders for the Space and Defense group was $26.3 million as of June 30, 2003 and $33.5 million as of June 30, 2002. The decline in Space and Defense backlog year over year was due largely to the completion of the Spaceway program in the fourth quarter of fiscal 2003. Spaceway backlog was $0 million at June 30, 2003, compared to $4.8 at June 30, 2002. During fiscal year 2004, the Company expects to ship between $23.0 million and $26.0 million of its backlog existing at June 30, 2003. All of the orders included in the Space and Defense group backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

Research and Development

The Company's research and development efforts are focused on the design, development and engineering of both products and manufacturing processes. The Company intends to focus its future research and development efforts on next generation products and technologies. The current development efforts of the Company include:

o Advanced Multi-Layer Stripline manufacturing processes for use in low-cost, light weight electronic sub-assembly and wireless applications;

o  Products for use in mobile and fixed wireless applications;

o Advanced manufacturing technology to produce microwave stripline structures for broadband Millimeter wave, or extremely high frequency, communications satellite applications;

o Advanced low temperature co-fired ceramic for use in low-cost, light weight integrated substrates

o  Miniature components for wireless networking and subscriber applications

These activities include customer-funded design and development, as well as efforts funded directly by the Company. Research and development expenses funded by the Company were $6.1 million in fiscal 2003, $6.3 million in fiscal 2002 and $5.0 million in fiscal 2001. Research and development costs are charged to expense as incurred.

In addition, the Company's net sales included approximately $1.5 million for fiscal year 2003, approximately $1.1 million for fiscal 2002 and approximately $4.6 million for fiscal 2001 attributable to payments by customers for the design and development of products within the Space and Defense group to meet their specific requirements. In any given year, the amount of customer funding for design and development can vary widely depending upon the status of particular contracts. The Company is typically not restricted in the use of technologies developed through customer funding for other applications.

Manufacturing

The Company currently supports manufacturing locations in Syracuse and Bohemia, New York; North Andover, Massachusetts; and Suzhou, China. The Company announced, in June 2003, its plans to dispose of its operations in Almelo, The Netherlands. During fiscal 2002, the Company completed the consolidation of its New Jersey based subsidiary, Anaren Power Products, Inc., into its East Syracuse, New York operation. In March of 2002, the Company opened a facility in Suzhou, China to support a growing Asia-Pacific customer base and to establish a low cost light manufacturing operation supporting all of its wireless business.

The Company continues to invest in further development of its Multi-Layer Stripline and ceramic technologies. In fiscal 2001, the Company completed a major renovation in its Syracuse operation to enhance its Multi-Layer Stripline manufacturing as well as improving the layout and throughput of its wireless manufacturing areas. Continued incremental investments in equipment have further improved the Multi-Layer Stripline and automated design capabilities of the Syracuse operation. In late fiscal year 2002 the Company established a Low Temperature Co-fired Ceramic capability in its North Andover, Massachusetts operation. This capability is well-suited to support packaging requirements for both defense and space based applications. Additionally, during fiscal year 2003 the Company began the transitioning of much of the ceramic processing capability from its Bohemia, New York operation to its North Andover operation. This transfer was initiated to reduce manufacturing cost and to concentrate all ceramic processing and expertise in one location.

The Company continues to develop capability to produce highly engineered, complex microwave subassemblies to support its Space and Defense business. In fiscal 2003 the Company invested in equipment and processes required to manufacture assemblies utilizing high-density and frequency Ball Grid Array technology, supporting high reliability requirements suitable for both defense and space based platforms.

A continued focus of the Company is to provide the lowest cost manufacturing solutions. Part of this strategy has evolved with the opening of a facility in Suzhou, China. Manufacturing product lines from the Syracuse and North Andover operations have been successfully transitioned to Suzhou, with additional products and lines planned for fiscal year 2004. Additionally, the Suzhou facility is expected to provide support in identifying and qualifying new lower-cost and local Asian sources of raw materials for all of the Company's businesses.

The Company's East Syracuse facility has been ISO 9001 certified; its Bohemia, New York and North Andover, Massachusetts facilities are both ISO 9002 certified. In addition, the East Syracuse facility has recently been certified to IPC 6010 for manufacture of high-reliability printed circuit boards.

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

Competition

The microwave component and subsystems industry continues to be highly competitive. The Company competes against many companies, both foreign and domestic, many of which are larger and have greater financial and other resources. Direct competitors of the Company in the wireless market include KDI, M/A-com, a division of Tyco International, Merrimac Industries, Filtronic PLC, Radiall, Smith Industries, Soshin and Mini-Circuits. As a direct supplier to original equipment manufacturers, the Company also faces significant competition from the in-house capabilities of its customers. However, the current trend in the wireless marketplace has been for the original equipment manufacturers to outsource more design and production work, thereby freeing up their internal resources for other use. Thus, the Company believes that internal customer competition exists predominantly in its Space and Defense and satellite businesses.

In the wireless market, the overall weak market conditions and reduction in demand for wireless infrastructure equipment have resulted in increased price pressure from the Company's customers. It is anticipated that this pricing pressure will continue indefinitely until the overall wireless market conditions improve.

The principal competitive factors in both the foreign and domestic markets are technical performance, reliability, ability to produce in volume, on-time delivery and most critically, price. Based on these factors, the Company believes that it competes favorably in its markets. The Company believes that it is particularly strong in the areas of technical performance and on-time delivery in the wireless marketplace. With the introduction of manufacturing capability in Suzhou, China, and new innovative design techniques, the Company believes that it now competes favorably on price as well.

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

The Company currently has five active patents and has filed thirteen other patent applications that are currently pending before the United States Patent and Trademark Office to protect both the construction and design of its products. The Company plans to pursue intellectual property protection in foreign countries, primarily in the form of international patents, in instances where the technology covered is considered important enough to justify the added expense.

Employees

As of June 30, 2003, the Company employed 520 full-time people including 37 temporary employees. Of these employees, 100 were members of the engineering staff, 346 were in manufacturing positions, 31 were in sales and marketing positions, and 43 were in management and support functions. None of these employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be excellent.

Item 2. Properties

The principal facility of the Company is a 105,000 square foot building, which the Company owns, located on a 30 acre parcel in East Syracuse, New York. The Company's principal subsidiary, Anaren Microwave, Inc., utilizes this facility which houses a substantial portion of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering activities. The Company's RF Power subsidiary leases a 15,700 square foot facility in Bohemia, New York, which houses the production, engineering and administrative functions of RF Power pursuant to a lease that expires in June, 2006. Annual rent for this facility is approximately $132,000. Effective August 31, 2001, the Company's Amitron, Inc. subsidiary signed a five year lease with an option for five additional years for approximately 20,000 square feet in North Andover, Massachusetts, which currently houses that business. Annual rent for this facility is approximately $155,000.

The Company's Anaren Europe subsidiary that was acquired effective October 1, 2001 leases a 45,000 square foot facility in Almelo, The Netherlands. Annual rent for this facility is approximately $182,000 and the lease expires in December 2004.

In March 2002, the Company's Anaren Suzhou Communications Inc. subsidiary signed a lease for a 12,300 square foot facility in Suzhou, China to begin light manufacturing and assembly activities for the Company's Asian customers. This facility has an annual rent of $21,400, and the lease, which expires in 2005, may be renewed for an additional three year period. Additionally, in February 2003 Anaren Suzhou exercised an option to lease the second floor of this facility (approximately 12,300 square feet) at a rate per square foot totaling $21,000 annually through 2005, subject to the three year renewal period noted above.

The Company leases a 20,000 square foot building in Frimley, England. Annual rental cost of this facility is approximately $370,000 and the Company is currently subletting the building. During the fiscal year ended June 30, 2003, payments to the Company under this sublease were more than 95.0% of the full lease value. The existing lease term on this building runs to 2014. There is no assurance that the Company will be able to continuously sublet the building during the remaining lease term so as to offset its rental cost in whole or in part.

Management considers the foregoing facilities adequate for the current and anticipated short-term future requirements of the Company, and expects that suitable additional space will be available to the Company, as needed, at reasonable commercial terms.

Item 3. Legal Proceedings

There are no material pending legal proceedings against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended June 30, 2003, there were no matters submitted to a vote of security holders.

Item 4A. Executive Officers of the Registrant

Executive officers of Anaren, Inc., their respective ages as of June 30, 2003, and their positions held with the Company are as follows:

Name                     Age                                 Position
Lawrence A. Sala          40        President, Chief Executive Officer, Chairman and Director
Carl W. Gerst, Jr         65        Chief Technical Officer, Vice Chairman and Director
Gert R. Thygesen          47        Vice President, Technology
Joseph E. Porcello        51        Vice President, Finance, Treasurer
Mark P. Burdick           45        Vice President and General Manager
Timothy P. Ross           43        Vice President, Business Development
Amy B. Tewksbury          39        Vice President, Human Resources

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

Gert R. Thygesen joined the Company in 1981 and has served as Vice President of Technology since September 2000. He previously served as Vice President, Operations from April 1995 to September 2000, as Operations Manager of the Company from 1992 until 1995 and as Program Manager, Digital RF Memories & Advanced Systems, from 1988 to 1992. Mr. Thygesen holds a bachelor of science degree and a master's degree in electrical engineering from Aalborg University Center, Denmark.

Joseph E. Porcello joined the Company in 1977 and has served as Vice President, Finance since May 1995 and Treasurer since November 2001. He previously served as the Company's Controller from 1981 to 1999. Mr. Porcello holds a bachelor's degree from the State University of New York at Buffalo and is a certified public accountant.

Mark P. Burdick has been with the Company since 1978 and has served as Vice President and General Manager since September 2000. He served as Vice President and General Manager, Wireless Group from November 1999 until September 2000, as Business Unit Manager -- Commercial Products from 1994 to 1999, and as Group Manager for Defense Radar Countermeasure Subsystems from 1991 to 1994. Mr. Burdick holds a bachelor of science degree in electrical engineering from the Rochester Institute of Technology, and a Master's of Business Administration from the University of Rochester.

Timothy P. Ross has been with the Company since 1982 and has served as Vice President -- Business Development since September 2000. He served as Vice President and General Manager, Space and

Defense Group, of the Company from November 1999 until September 2000. Mr. Ross served as Business Unit Manager -- Satellite Communications of the Company from 1995 to 1999 and as a Program Manager from 1988 to 1995. Mr. Ross holds an associate's degree in engineering science, a bachelor of science in electrical engineering from Clarkson University, and a Master's in Business Administration from the University of Rochester.

Amy Tewksbury joined the Company in October 2002 as the Vice President of Human Resources. Prior to joining Anaren, Ms. Tewksbury was employed by Wegmans Food Markets, Inc. for 16 years. She held various positions with Wegmans including Syracuse Division Human Resources Manager, Corporate Human Resources Project Manager, and Store Operations. Ms. Tewksbury holds a Bachelor of Science degree in Management from Syracuse University.

                                     PART II

Item 5. Market For the Company's Common Equity and Related Stockholder Matters

The common stock of the Company is quoted on The Nasdaq National Market under the symbol "ANEN." The following table sets forth the range of quarterly high and low sales prices reported on The Nasdaq National Market for the Company's common stock for the quarters indicated. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

                       Fiscal 2003                         Fiscal 2002
                ---------------------------        ---------------------------
                         Quarter                             Quarter
                ---------------------------        ---------------------------
                1st     2nd     3rd     4th        1st     2nd     3rd     4th
                ---     ---     ---     ---        ---     ---     ---     ---
High ......   $10.64   12.54   10.15   10.37     $26.01   19.33   19.63   16.10
Low .......   $ 6.83    6.99    7.61    7.28     $15.00   13.50   11.92    7.64

The Company had approximately 427 holders of record of its common stock at August 8, 2003.

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

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to the Company's statements of income for each of the years in the three year period ended June 30, 2003, and with respect to the balance sheets at June 30, 2003 and 2002, are derived from the consolidated financial statements that have been audited by KPMG LLP, independent auditors, which are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such consolidated financial statements. The statements of income data for the years ended June 30, 1999 and June 30, 2000, and the balance sheet data at June 30, 1999, June 30, 2000 and June 30, 2001, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                                 Years Ended
                                                      ----------------------------------------------------------------
                                                      June 30,      June 30,      June 30,      June 30,      June 30,
                                                        2003          2002          2001          2000          1999
                                                      --------      --------      --------      --------      --------
                                                                    (In thousands, except per share data)
Statement of Income Data:
Net sales .......................................     $ 79,920      $ 73,568      $ 84,825      $ 60,172      $45,739
Cost of sales ...................................       58,723        51,369        52,527        35,074       27,711
Cost of sales restructuring .....................          428            --            --            --           --
                                                      --------      --------      --------      --------      -------
Gross profit ....................................       20,768        22,199        32,298        25,098       18,028
                                                      --------      --------      --------      --------      -------
Operating expenses:
  Marketing .....................................        6,620         7,256         6,584         5,434        4,177
  Research and development ......................        6,140         6,283         5,023         3,816        2,835
  General and administrative ....................        9,110         8,105         8,392         4,394        3,220
  Impairment loss ...............................        2,721            --            --            --           --
  Restructuring .................................        2,109            --           688            --           --
  Fire related ..................................           --           711            --            --           --
                                                      --------      --------      --------      --------      -------
Total operating expenses ........................       26,700        22,355        20,687        13,644       10,232
                                                      --------      --------      --------      --------      -------
Operating income (loss)  ........................       (5,932)         (156)       11,611        11,454        7,796
                                                      --------      --------      --------      --------      -------
Other income (expense):
  Interest expense ..............................          (51)         (149)         (159)          (66)         (38)
  Other, primarily interest income ..............        2,326         3,932         7,162         3,316        1,396
                                                      --------      --------      --------      --------      -------
    Total other income, net .....................        2,275         3,783         7,003         3,250        1,358
                                                      --------      --------      --------      --------      -------
Income (loss) before income taxes and
  extraordinary item ............................       (3,657)        3,627        18,614        14,704        9,154
Income taxes ....................................          136          (405)        6,400         5,063        2,204
                                                      --------      --------      --------      --------      -------
Income (loss) before extraordinary item .........       (3,793)        4,032        12,214         9,641        6,950
Extraordinary item-gain on acquisition ..........           --         3,407
                                                      --------      --------      --------      --------      -------
 Net income .....................................     $ (3,793)     $  7,439      $ 12,214      $  9,641      $ 6,950
                                                      ========      ========      ========      ========      =======
Basic earnings (loss) per share:
  Net income (loss) before
    extraordinary item ..........................     $   (.17)     $    .18      $    .55      $    .54      $   .42
  Extraordinary item -- gain
    on acquisition ..............................           --           .15            --            --           --
                                                      --------      --------      --------      --------      -------
  Net income (loss) .............................     $   (.17)     $    .33      $    .55      $    .54      $   .42
                                                      ========      ========      ========      ========      =======
Diluted earnings (loss) per share:
  Net income (loss) before
    extraordinary item ..........................     $   (.17)     $    .17      $    .52      $    .50      $   .40
  Extraordinary item -- gain on acquisition .....           --           .15            --            --           --
                                                      --------      --------      --------      --------      -------
  Net income (loss) .............................     $   (.17)     $    .32      $    .52      $    .50      $   .40
                                                      ========      ========      ========      ========      =======
Shares used in computing net earnings per share:
  Basic .........................................       22,214        22,323        22,134        17,978       15,566
  Diluted .......................................       22,214        23,090        23,455        19,299       17,310
Balance Sheet Data:
Cash and cash equivalents .......................     $ 11,063      $ 12,565      $ 11,748      $  6,179      $13,482
Working capital .................................      126,235       144,023       146,677       106,271       39,053
Total assets ....................................      213,088       221,586       209,055       189,696       58,467
Long-term debt, less current installments .......           --            --            --            --           --
Stockholders' equity ............................      200,597       209,553       199,454       179,572       51,845

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

Overview

The consolidated financial statements present the financial condition of the Company as of June 30, 2003 and 2002, and the consolidated results of operations and cash flows of the Company for the years ended June 30, 2003, 2002 and 2001.

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

The Company generally recognizes sales at the time products are shipped to customers, provided that persuasive evidence of an arrangement exists, the sales price is fixed or easily determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. Title and the risks and rewards of ownership of products are generally transferred at the time of shipment. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. Annually, a small percentage of sales are derived from long-term fixed-price contracts for the sale of large space and defense electronics products. Sales and estimated profits under long-term contracts are recognized using the percentage of completion method of accounting on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.

In the first quarter of calendar 2002, the Company created a new subsidiary, Anaren Communication Suzhou Company, Ltd. and signed a three year lease for a 12,300 square foot manufacturing facility in Suzhou Industrial Park in Suzhou, China. A general manager and operating staff were hired from July through September 2002 and light manufacturing and assembly was begun at the facility in the second quarter of fiscal 2003. In February 2003, the Suzhou subsidiary exercised its option to lease the 12,000 square foot second floor of this facility to support anticipated additional business needs in China. Presently, the facility has a staff of 29 workers and expects to ramp-up to over 100 people in the first half of fiscal 2004 to support production for a custom wireless program for a European customer. It is anticipated that this facility will serve all of the Company's Asian customers. Additionally, it is expected that this location will be used to facilitate procurement of raw materials in China, when possible, for the Company's other subsidiaries.

In September 2002, as a result of the loss of customers due to the July 2001 fire and the general decline in the wireless market, the Company made a decision to downsize the Anaren Europe workforce. Twenty-four people were let go at that time and a restructuring charge of $403,000 was recorded in the first quarter. Large operating losses and negative cash flow continued at Anaren Europe in the second and third quarters due to the continued weakness in the printed circuit board segment of the wireless infrastructure market and it was determined at the end of the third quarter to significantly downsize this operation again. In April 2003, in conjunction with this reorganization and due to continued negative cash flow projections after the restructuring, the Company performed a FASB 144 evaluation to determine if the fixed assets used by Anaren Europe were subject to an impairment loss. Based on the results of the evaluation, an impairment loss of $681,000 was identified and was recorded as a charge in the income statements under the caption "Impairment Loss" for the third quarter of fiscal 2003. Staff at Anaren Europe was reduced again by 44 people and an additional restructuring charge of $631,000 for severance and outplacement costs was recognized in April.

Operating losses and decreasing sales levels continued throughout April and May and by the end of May the Company decided to dispose of the Anaren Europe operation as the recovery in sales levels required to make the facility profitable was not likely to happen in the near future. In conjunction with the decision to dispose of Anaren Europe, the Company recorded an additional asset impairment charge of $2.0 million to adjust fixed asset balances at that facility to liquidation value and a restructuring charge of $281,000 to record severance for the remaining 23 employees and $428,000 to record inventory write downs included in cost of sales - restructuring.

In March 2003, as a result of the continuing low level of business at the Company's RF Power subsidiary, the decision was made to downsize the workforce at that facility. Sixteen people were subsequently terminated at a cost of $296,000, which has been recognized as a restructuring charge in the income statements.

In April 2003, based on the continued weak wireless market conditions and the current financial performance of the Company, the Company's Anaren Microwave, Inc. subsidiary reduced its workforce by 30 people. In conjunction with this action, the Company recorded a restructuring charge of $499,000 in the fourth quarter of fiscal 2003.

On September 19, 2002, the Company submitted an acquisition proposal to Celeritek, Inc.'s Chairman, President and Chief Executive Officer, which stated that the Company was prepared to offer $8.75 per share in an all-cash transaction to acquire all of the outstanding shares of Celeritek, subject to successful completion of customary due diligence and negotiation and execution of a definitive acquisition agreement. On September 25, 2002, Celeritek issued a press release announcing that its Board had rejected the Company's proposal claiming that the proposal "is not in the best interests of Celeritek shareholders." In June, 2003 the Company executed a Non Disclosure Agreement with Celeritek. On July 28 and 29, 2003, the Company's management met with Celeritek's Chairman, Tamer Husseini, and other members of Celeritek's senior management to begin to conduct a due diligence review of Celeritek's business. Anaren intends to continue to consider all of the alternatives available to it, and may pursue one or more of the possible actions outlined in its Schedule 13D, as amended.

The Company's original investment in Celeritek common stock averaged approximately $8.47 a share and totaled $6.6 million. During the year ended June 30, 2003, the market value of Celeritek common stock has fluctuated substantially, and the stock has at times traded above the cost of the Company's investment. This investment had a market value at June 30, 2003 of approximately $5.7 million, a decline of $904,000, which has been recorded as a component of accumulated other comprehensive loss. The Company considers this to be a temporary decline in market value. If, at a future date, this drop in market value is determined to be other than temporary, then the decline in value, including the amount previously charged as other comprehensive loss to shareholders equity, would at that time be recognized as a loss in the current period income statement.

For the fiscal year ended June 30, 2003, net sales were $79.9 million and the net loss was $(3.8) million, or $(0.17) per diluted share, compared to net sales of $73.6 million and net income of $7.4 million, or $0.32 per diluted share, for fiscal 2002. Excluding the results of Anaren Europe, net sales for the 2003 fiscal year were $75.5 million and net income was $3.6 million, or $0.16 per diluted share.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                         Years Ended June 30,
                                                       -----------------------
                                                       2003      2002     2001
                                                       ----      ----     ----
Net sales                                             100.0%    100.0%   100.0%
Cost of sales                                          73.5      69.8     61.9
Cost of sales - restructuring                           0.5        --       --
                                                      -----     -----    -----
Gross profit                                           26.0      30.2     38.1
                                                      -----     -----    -----
Operating expenses:
     Marketing                                          8.3       9.9      7.8
     Research and development                           7.7       8.5      5.9
     General and administrative                        11.4      11.0      9.9
     Impairment loss                                    3.4        --       --
     Restructuring                                      2.6        --      0.8
     Fire related                                        --       1.0       --
                                                      -----     -----    -----
       Total operating expenses                        33.4      30.4     24.4
                                                      -----     -----    -----
Operating income (loss)                                (7.4)     (0.2)    13.7
                                                      -----     -----    -----
Other income (expense):
     Interest expense                                  (0.1)     (0.2)    (0.2)
     Other, primarily interest income                   2.9       5.3      8.4
                                                      -----     -----    -----
       Total other income                               2.8       5.1      8.2
                                                      -----     -----    -----
Income (loss) before income taxes and
  extraordinary item                                   (4.6)      4.9     21.9
Income taxes                                            0.2      (0.6)     7.5
                                                      -----     -----    -----
Net income (loss) before extraordinary item %          (4.8)%     5.5%    14.4%
Extraordinary item-- gain on acquisition                 --       4.6       --
                                                      -----     -----    -----
Net income (loss)                                      (4.8)%    10.1%    14.4%
                                                      =====     =====    =====

The following table sets forth the Company's net sales by industry segment for the periods indicated:

                                        Years Ended June 30,
                                   ----------------------------
                                   2003        2002        2001
                                   ----        ----        ----
                                         (In thousands)

Wireless                         $51,029     $47,497     $61,710
Space & Defense                   28,891      26,071      23,115
                                 -------     -------     -------
                                 $79,920     $73,568     $84,825
                                 =======     =======     =======

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

Net Sales. Net sales increased $6.3 million, or 8.6%, to $79.9 million for fiscal 2003, compared to $73.6 million for the prior fiscal year. This increase consisted of a $3.5 million (7.4%) rise in Wireless sales and a $2.8 million (10.8%) increase in sales of Space and Defense products.

The $3.5 million increase in fiscal 2003 Wireless sales, which consist of standard surface mount components and custom subassemblies for use in building wireless base station equipment, resulted from a combination of new acquisitions during fiscal 2002 and increased customer demand. Wireless sales for fiscal 2003 include a full twelve months of sales for Amitron and Anaren Europe, while sales for fiscal 2002 included only nine months and ten months of sales for Anaren Europe and Amitron, respectively. These acquisitions resulted in additional sales in fiscal 2003 of $3.1 million compared to fiscal 2002 sales levels. Additionally, customer wireless infrastructure demand rose slightly in the first and second quarters, coming mainly from Asian infrastructure build outs.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales in the Space and Defense group rose $2.8 million, or 10.8%, in fiscal 2003, compared to the prior fiscal year. This increase in shipments resulted from production sales under a number of defense contracts for Digital Frequency Discriminators (DFDs) and Digital RF Memories (DRFMs) for foreign applications, radar antenna feed networks, and precision ranging subsystems
(PRSS) for U.S. Government applications. These products contributed to the rise in defense orders in the Company's backlog during the last fiscal year. Space and Defense sales are expected to be between $6.0 and $7.0 million, quarterly, in fiscal 2004.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for fiscal 2003 was $20.8 million (26.0% of net sales), down $1.4 million from $22.2 million (30.2% of net sales) for the same quarter of the prior year. The drop in gross margin as a percentage of net sales in fiscal 2003 is a result of the continuing negative margins at Anaren Europe resulting from declining sales at that facility, and to continuing pricing pressure from wireless customers, which has resulted in lower average sales prices year over year. Additionally, cost of sales includes a $428,000 restructuring charge for inventory writedowns related to the disposition of Anaren Europe. The Company is continuing its cost cutting programs and has reduced its personnel levels through restructuring and attrition by approximately 100 people, or over 15% during the past fiscal year. Additionally, in June 2003, the Company decided to close the Anaren Europe facility and, where possible, low margin products have been eliminated from the Company line-up. The Company anticipates that these ongoing cost cutting efforts should help to improve future gross margins in fiscal 2004, but any significant improvement in gross margins will most likely occur only with a rise in sales volume.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses decreased 8.8% to $6.6 million (8.3% of net sales) for fiscal 2003 from $7.3 million (9.9% of net sales) for fiscal 2002. Marketing expense declined in fiscal 2003 due to a budgeted decline in advertising expenditures in the current fiscal year compared to fiscal 2002 and the reassignment of some marketing personnel to other company functions.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $6.1 million (7.7% of net sales) in fiscal 2003, down $143,000 from $6.3 million (8.5% of net sales) for fiscal 2002. Research and development expenditures are supporting further development of wireless infrastructure products and new wireless networking product opportunities. Despite the continuing wireless market downturn, the Company does not expect to significantly reduce its current research and development efforts in the near term and is presently working on the development of a number of new standard surface mount wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, and intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 12.4% to $9.1 million (11.4% of net sales) for fiscal 2003 from $8.1 million (11.0% of net sales) for fiscal 2002. This increase was due to professional services costs associated with the Celeritek offer, costs incurred at the new China facility, and a full twelve months of general and administrative expenditures for Amitron and Anaren Europe compared to ten and nine months, respectively, last year.

Impairment loss. In conjunction with the reorganization of Anaren Europe in April 2003, the Company performed a FASB 144 evaluation to determine if the fixed assets used by Anaren Europe were subject to an impairment loss, due to continuing negative cash flow in that operation. A FASB 144 impairment loss of $681,000 was identified, which was recorded as a charge in the income statements under the caption "Impairment Loss" in the quarter ended March 31, 2003. In June 2003 due to further deterioration in the business conditions at Anaren Europe, the Company decided to dispose of that facility and liquidate its assets. As part of the liquidation process, an auction firm was contracted to appraise and sell these assets at auction when production ceases at the facility. Due to the pending closure, an additional FASB 144 evaluation was conducted which resulted in an additional write down of $2,040,000 to estimated fair value, which was recorded in the fourth quarter of fiscal 2003. The Company anticipates that this operation will be liquidated by December 2003.

Restructuring. Restructuring expense consists of severance pay, outplacement costs, extended benefit costs and other expenses incurred in reducing the Company's workforce. In September 2002, April 2003 and June 2003, the Company incurred restructuring charges related to reductions in workforce and the anticipated closing of its Anaren Europe facility located in the Netherlands. The restructuring charges amounted to $ 403,000 in September, 2002, and $1,339,000 in April and June 2003 and included severance pay, outplacement costs, extended benefits costs and write-offs of excess inventory, included in cost of sales, related to the closing of Anaren Europe and the termination of all of its 91 employees. In March 2003, the Company recorded a restructuring charge of $296,000 related to the Company's restructuring plan at its RF Power subsidiary. This plan was primarily aimed at reducing the cost of excess personnel in this operation and included the termination of 16 employees. In June 2003, the Company also incurred a restructuring charge of $499,000 related to the Company's restructuring plan to reduce overhead at its Anaren Microwave, Inc subsidiary. This plan was aimed at reducing the excess cost of indirect personnel at this operation and included 30 individuals. All restructuring costs are expected to be paid in full within twelve months.

Operating Income: The Operating loss increased $5.8 million in fiscal 2003 to a loss of $(5.9) million (7.4% of sales), from a loss of $(156,000), (0.2% of net sales), for fiscal 2002. On a reporting segment basis, the Wireless operating loss was $(10.7) million for 2003, an increase of $2.8 million from the Wireless operating loss of $(7.9) million in fiscal 2002. The principal reason for the increase in the Wireless operating loss in the current year was the decline in Wireless sales year over year, the $2.5 million restructuring charge and the $2.7 million impairment loss recorded in connection with the announced closing of Anaren Europe. Wireless operating results are expected to improve in fiscal 2004 as a result of the fiscal 2003 reorganizations and the resulting personnel reductions.

Space and Defense operating income fell $3.0 million in fiscal 2003 to $4.7 million compared to $7.7 million in fiscal 2002. This decrease resulted from a change in product mix during the current year compared to last year. This year's sales included more military programs, while sales in last year consisted of more profitable commercial space programs.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 40.8% to $2.3 million (2.9% of net sales) for the year ended June 30, 2003, from $3.9 million (5.3% of net sales) for last year. This decrease was caused mainly by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Fund rates. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Interest Expense: Interest expense represents commitment fees and interest paid on a deferred obligation. Interest expense for fiscal 2003 was $51,000 (0.1% of net sales) compared to $149,000 (0.2% of net sales) for fiscal 2002. This decrease was the result of the intentional cancellation of the Company's line of credit and pay-off of some minor Anaren Europe loan balances.

Income Taxes: Income taxes for fiscal 2003 were $136,000 (0.2% of net sales), representing an effective tax rate of 3.7%. This compares to income tax benefit of $405,000 (0.6% of net sales) for fiscal 2002, representing an effective tax benefit rate of 11.2%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss and the losses from Anaren Europe that have not generated current tax benefits. In fiscal 2002, the Company finalized an analysis of certain available research credits and export tax benefits and recorded a tax benefit of $857,000.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Net Sales. Net sales decreased $11.2 million, or 13.3%, to $73.6 million for the year ended June 30, 2002 compared to $84.8 million for the previous year. This decrease was caused by a 23.0% drop in Wireless sales, which was partially offset by a 12.8% rise in sales of Space and Defense products.

The $14.2 million decrease in sales of Wireless products, was caused by a rapid downturn in capital expenditures for wireless infrastructure equipment which began in the latter part of fiscal 2001. This downturn resulted in numerous reductions in customer demand forecasts and delivery push outs beginning in March 2001 and continuing through fiscal 2002. This market downturn has affected all of the Company's Wireless product lines and most severely affected sales of Wireless standard components. The downturn in Wireless market sales was somewhat offset by the inclusion of $8.4 million in sales in fiscal 2002 from Anaren Europe and Amitron, the Company's fiscal 2002 acquisitions.

Sales in the Space and Defense group rose $3.0 million, or 12.8%, in fiscal 2002, compared to the prior fiscal year. This increase in shipments resulted from factory production shipments for the Boeing Spaceway program.

Gross Profit. Gross profit for fiscal 2002 was $22.2 million (30.2% of net sales), down from $32.3 million (38.1% of net sales) for the prior year. The decrease in gross margin resulted from the decline in sales volume, which caused under absorption of factory overhead compared to the previous year.

Marketing. Marketing expenses increased 10.1% to $7.3 million (9.9% of net sales) for fiscal 2002 from $6.6 million (7.8% of net sales) for fiscal 2001. Marketing expenses increased due to the addition of new east and west coast marketing offices and the additional marketing expenses associated with the Company's acquired businesses, Amitron and Anaren Europe, which amounted to approximately $1.0 million in fiscal 2002.

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

General and Administrative. General and administrative expenses decreased 3.4% to $8.1 million (11.0% of net sales) for fiscal 2002 from $8.4 million (9.9% of net sales) for fiscal 2001. General and administrative expenses have decreased primarily due to the adoption of FASB Statement No. 142 which eliminated the amortization of goodwill starting in the first quarter of fiscal 2002. The elimination of goodwill reduced general and administrative expenses by $1.6 million in the current year compared to last year. This elimination of goodwill amortization was partially offset by an increase in identifiable intangible amortization of $356,000 in fiscal 2002 associated with the Company's acquisition of Amitron. Additionally, general and administrative expense for fiscal 2002 includes ten months and nine of expense for Amitron and Anaren Europe, respectively, which amounted to approximately $2.0 million in the aggregate.

Operating Income. Operating income decreased $11.8 million to an operating loss of $(156,000) (0.2% of net sales) for fiscal 2002, from an operating profit of $11.6 million (13.7% of net sales) for fiscal 2001. On a reporting segment basis, the Wireless operating loss was $(7.9) million for fiscal 2002, down 219.0% or $14.5 million from $6.6 million operating income in fiscal 2001. The principal reason for the decrease in Wireless operating income in fiscal 2002 compared to fiscal 2001 was the 23.0% decrease in Wireless sales year over year due to the large decrease in Wireless base station equipment demand worldwide. The large decline in sales levels in the Wireless segment resulted in significant under absorption of fixed overhead within the group during the current fiscal year. Additionally, operating income in the Wireless sector was further decreased by the $(4.4) million operating loss at Anaren Europe in fiscal 2002 due to the fire recovery costs and the low level of sales caused by the fire.

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

Other Income. Other income decreased 45.1% to $3.9 million (5.3% of net sales) for the year ended June 30, 2002 from $7.2 million (8.4% of net sales) for the prior year. This decrease was caused mainly by the decline in market interest rates over the preceeding 12 months brought about by reductions in the Federal Fund rates, and the use of approximately $12.1 million in cash to complete the acquisitions of Amitron and Anaren Europe. Interest income will fluctuate based on the level of interest rates and the level of investible cash balances. During the fourth quarter of fiscal 2002, the Company recorded an other income item amounting to approximately $194,000 representing the remaining principal balance on a capitalized lease obligation which was no longer payable by the Company. The equipment leased by the Company was destroyed in the July 2001 fire.

Interest Expense: Interest expense for fiscal 2002 was $149,000 (0.2% of net sales) compared to $160,000 (0.2% of net sales) for fiscal 2001.

Income Taxes. The tax benefit for fiscal 2002 was $405,000 ((0.6)% of net sales). This compared to tax expense of $6.4 million (7.5% of net sales) for fiscal 2001, representing an effective tax rate of 34.4%. During fiscal 2002, the Company finalized an analysis of certain available research credits and export tax benefits and recorded a tax benefit of $857,000. In addition, the Company's effective tax rate decreased as a direct result of the increased proportion of federally exempt state municipal bond income in relation to income before taxes.

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

Critical Accounting Policies

The methods, estimates and judgments management uses in applying the Company's most critical accounting policies have a significant impact on the results reported in the Company's financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of Anaren's financial condition and results, and that require management to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical policies include: valuation of accounts receivable, which impacts general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles and long-lived assets; and accounting for income taxes, which impacts the valuation allowance and the effective tax rate. Management reviews the estimates, including, but not limited to, allowance for doubtful accounts, inventory reserves and income tax valuations on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could differ from these estimates.

The Company's accounts receivable represent those amounts which have been billed to its customers but not yet collected. The Company analyzes various factors including historical experience, credit worthiness of customers and current market and economic conditions. The allowance for doubtful accounts balance is established based on the portion of those accounts receivable which are deemed to be potentially uncollectible. Changes in judgments on these factors could impact the timing of costs recognized.

The Company states inventories at the lower of cost or market, using a standard cost methodology to determine the cost basis for the inventory. This method approximates actual cost on a first-in-first-out basis. The recoverability of inventories is based on the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology.

The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the amount may not be realized. The Company evaluates the need for valuation allowances on a regular basis and adjusts the allowance as needed. These adjustments, when made, would have an impact on the Company's financial statements in the period that they were recorded.

Intangible assets with estimable useful lives are amortized to their residual values over those estimated useful lives in proportion to the economic benefit consumed.

Long-lived assets with estimated useful lives are depreciated to their residual values over those useful lives in proportion to the economic value consumed. Long-lived assets are tested for impairment at the group level, which is usually an economic unit such as a manufacturing facility or department, which has a measurable economic output or product. Long-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and exceeds its fair market value. This circumstance exists if the carrying amount of the assets in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by the discounted cash flow or in the case of negative cash flow, an independent market appraisal of the asset.

Goodwill is tested annually, or sooner if indicators of impairment exist, for impairment by the Company at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired (the fair value of the reporting unit is less than the carrying amount), the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill and, if it is less, the Company would then recognize an impairment loss.

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

Liquidity and Capital Resources

Net cash provided by operations for the years ended June 30, 2003 and 2002 were $12.2 million and $17.1 million, respectively. The positive cash flow from operations in fiscal 2003 was due primarily to the $3.7 million reduction in accounts receivable and the $4.4 million reduction in inventory during the period. The positive cash flow from operations in fiscal 2002 was due mainly to the high income level and the large amount of cash ($10.7 million) received from the Anaren Europe insurance settlement.

Net cash used in investing activities in fiscal 2003 and 2002 consists mainly of funds used to purchase capital equipment, net purchases and maturities of marketable securities and, in fiscal 2002, $12.1 million used to purchase the capital stock of Amitron and Anaren Europe. Capital equipment placed in service amounted to $4.8 million in fiscal 2003 compared to $9.8 million in the previous fiscal year, including $5.8 million at Anaren Europe due to the July 2001 fire.

Net cash used in financing activities in fiscal 2003 was $5.1 million. Of this amount, $248,000 was generated by the exercise of stock options and $5.4 million was used to repurchase 643,000 shares of the Company's common stock under an existing repurchase plan previously authorized by the Board of Directors. Net cash used in financing activities was $1.6 million for fiscal 2002 and consisted of $2.0 million used to pay off loans of Amitron and Anaren Europe, reduced by $399,000 generated from the exercise of stock options.

At June 30, 2003, the Company had approximately $127.7 million in cash, cash equivalents, and marketable securities, and no debt and has had positive operating cash flow for over eight years. For the past six years the Company has maintained a guaranteed revolving line of credit facility under which it has never borrowed any funds. Effective October 1, 2002, the Company cancelled this line to eliminate the then current annual fee of approximately $38,000. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                     Less
                                      Total        Than 1 Yr.     2 - 3 Yrs.     4 - 5 Yrs.     Over 5 Yrs.
                                      -----        ----------     ----------     ----------     -----------
                                                             Payment Due by Period
                                                             ---------------------
Contractual obligations
-----------------------
Long term debt                      $       --      $     --      $       --      $     --      $       --
Operating leases-- facilities        5,746,043       944,623       1,472,415       890,577       2,438,427
Deferred compensation                  502,236        65,000         130,000       130,000         177,236
Lines of credit                             --            --              --            --              --

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149, which amends and clarifies reporting for derivative instruments, is effective for contracts entered into or modified after June 30, 2003. The Company has reviewed the provisions of SFAS 149, and believes that upon adoption, the Statement will not have a significant effect on its financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FASB 150). The statement clarifies how issuers classify and measure certain instruments with characteristics of both liabilities and equity. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise for fiscal periods beginning after June 15, 2003. The Company has reviewed the provisions of SFAS 150, and believes that upon adoption, the Statement will not have a significant effect on its financial statements.

In January 2003, the FASB issued FIN 46: Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The FIN applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has reviewed the provisions of FIN 46, and believes that upon adoption, the FIN will not have a significant effect on its financial statements.

In March 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21: Revenue Arrangements with Multiple Deliverables (EITF 00-21). This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this Issue, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has reviewed the provisions of EITF 00-21, and believes that upon adoption, the Issue will not have a significant effect on its financial statements.

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

As of June 30, 2003, the Company had cash, cash equivalents and marketable securities of $127.7 million, of which approximately $111.0 million consisted of highly liquid investments in marketable debt securities and $5.7 million consisted of marketable equity securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from June 30, 2003 rates, or 0.15%, would have reduced net income and cash flow by approximately $167,000, or $0.007 per share for the year. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company currently owns equity investments held for sale with a market value of approximately $5.7 million. Fluctuations in market value of these securities are charged to stockholders' equity monthly. A theoretical 10.0% decline in market value of these securities would result in a $570,000 reduction in stockholders' equity. In the future, if the decline in value of these securities is considered other than temporary, then the full decline in value experienced to the date of impairment will be reflected in the then current period income statement.

All of the Company's sales from its domestic U.S. subsidiaries to foreign customers are denominated in United States dollars and, accordingly, are not exposed to foreign currency exchange risk. Sales of the Company's Netherlands subsidiary, Anaren Europe, are denominated in Euros to European customers and United States dollars to U.S. customers. Sales to U.S. customers by Anaren Europe denominated in United States dollars would be subject to currency exchange losses. At present, due to the July 2001 fire at Anaren Europe, sales of that subsidiary to U.S. customers in U.S. dollars subject to possible currency losses are currently less than $100,000 per quarter and thus any possible losses due to currency fluctuations would not be material to the operating results of the Company. The Company anticipates that this facility will be closing in the first half of fiscal 2004.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

Information required by this Item concerning directors of the Company is contained in the Company's proxy statement filed with respect to the 2003 Annual Meeting of Shareholders and is incorporated by reference herein. The information regarding executive officers of the Company required by this Item is included in
Item 4A hereof.

On August 13, 2002, the board of directors adopted Anaren's code of ethics and business conduct, which outlines the ethical principles that provide the foundation for the Company's dealings with customers, suppliers, shareholders, the investment community and employees. The code is applicable to all employees including officers, and to the Company's directors. The code has been distributed to all employees and is available for review on the Company's website, www.anaren.com.

Item 11. Executive Compensation

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2003 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2003 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2003 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 14. Controls and Procedures

      1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

      2. Changes in internal controls. During the period covered by this Annual Report on Form 10-K, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 15. Principal Accounting Fees and Services

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2003 Annual Meeting of Shareholders and is incorporated by reference herein.

                                     PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   1. and 2.   Financial Statements and Schedules:
                  Reference is made to the Index of Financial Statements hereinafter contained
      3.          Exhibits:
                  Reference is made to the list of Exhibits hereinafter contained

(b)   Current Reports on Form 8-K:
      The Company filed a Current Report on Form 8-K on April 29, 2003 with respect to its results of operations for the third quarter ended March 31, 2003.

(c)   Exhibits:

      Index to Exhibits

Exhibit No.                             Description
-----------                             -----------

   3.1      Certificate of Incorporation, as amended (1)
   3.2      Restated By-Laws (2)
   4.1      Specimen Certificate of Common Stock (3)
   4.2      Shareholder Protection Rights Agreement dated as of April 20, 2001, between the Company and American Stock Transfer & Trust Company,
            including forms of Rights Certificate and Election to Exercise (4)
   10.1     Employment Agreement, dated as of July 1, 2001, between the Company and Lawrence A. Sala (5)
   10.2     Pension Plan and Trust (6)
   10.3     Anaren Microwave, Inc. Incentive Stock Option Plan, as amended (7)
   10.4     Anaren Microwave, Inc. 1989 Non-statutory Stock Option Plan, as amended (8)
   10.5     Credit Facility Agreement, dated as of December 23, 1997, between the Company and Manufacturers and Traders Trust Company, together with the Revolving Credit Note dated December 23, 1997 executed by the Company in favor of Manufacturers and Traders Trust Company (9)
   10.8     Amendment dated January 1, 2002 to Credit Facility Agreement, dated as of December 23, 1997, between the Company and Manufacturers and
            Traders Trust Company (10)
   10.8     Anaren Microwave, Inc. Incentive Stock Option Plan for Key Employees
            (11)
   10.9     Anaren Microwave, Inc. Stock Option Plan (12)
   10.10    Form of Change of Control Agreements dated March 15, 2002 with
            Joseph Porcello, Mark Burdick, Timothy Ross, Stanley Slingerland and
            Gert Thygesen (13)
   10.11    Employment Agreement, dated as of August 31, 2001, between the
            Company and Raymond C. Simione (14)
   21       Subsidiaries of the Company
   23       Consent of KPMG LLP
   31       Rule 13a-14(a) Certifications
   32       Section 1350 Certifications

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

(13) Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 2002.

(14) Incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 2002.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANAREN, INC.

                                    /s/ LAWRENCE A. SALA
                                    --------------------
                                    Name: Lawrence A. Sala
                                    Title: President and Chief Executive Officer

Date: August 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                        Title                          Date
      ---------                        -----                          ----

/s/ Lawrence A. Sala      President, Chief Executive Officer     August 18, 2003
--------------------      and Chairman of the Board, Director
                          (Principal Executive Officer)

/s/ Joseph E. Porcello    Vice President of Finance and          August 18, 2003
----------------------    Treasurer (Principal Financial
                          and Accounting Officer)

/s/ Carl W. Gerst, Jr.    Chief Technical Officer,               August 18, 2003
----------------------    Vice Chairman of the Board
                          and Director

/s/ Herbert I. Corkin     Director                               August 18, 2003
---------------------

/s/ Dale F. Eck           Director                               August 18, 2003
---------------

/s/ Matthew S. Robison    Director                               August 18, 2003
----------------------

/s/ David Wilemon         Director                               August 18, 2003
-----------------

/s/ James Gould           Director                               August 18, 2003
--------------

                          ANAREN, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2003 and 2002

                   (With Independent Auditors' Report Thereon)

                          ANAREN, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page

Independent Auditors' Report                                                  35

Consolidated Balance Sheets as of June 30, 2003 and 2002                      36

Consolidated Statements of Operations for the years ended
    June 30, 2003, 2002, and 2001                                             37

Consolidated Statements of Stockholders' Equity and Comprehensive Income
   (Loss) for the years ended June 30, 2003, 2002, and 2001                   38

Consolidated Statements of Cash Flows for the years ended
   June 30, 2003, 2002, and 2001                                              39

Notes to Consolidated Financial Statements                                    40

                          Independent Auditors' Report

The Board of Directors
Anaren, Inc.:

We have audited the consolidated financial statements of Anaren, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                                                    /s/ KPMG LLP

Syracuse, New York
August 5, 2003

                          ANAREN, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 2003 and 2002

                                        Assets                                                       2003             2002
                                                                                                 -----------      -----------
Current assets:
   Cash and cash equivalents                                                               $      11,062,662       12,565,424
   Securities available for sale (note 4)                                                          5,682,260        3,820,942
   Securities held to maturity (note 4)                                                           87,584,016       98,955,299
   Receivables, less allowance for doubtful accounts of $245,000 and $529,000
      in 2003 and 2002, respectively                                                               9,317,941       13,106,583
   Inventories (note 5)                                                                           15,671,659       20,119,433
   Accrued interest receivable                                                                       823,189        1,206,396
   Refundable income taxes (note 18)                                                                 876,220              --
   Prepaid expenses                                                                                1,025,145          941,691
   Deferred income taxes (note 18)                                                                 1,132,016        1,356,294
   Other current assets                                                                              210,180          188,482
                                                                                                 -----------      -----------
               Total current assets                                                              133,385,288      152,260,544
Securities held to maturity (note 4)                                                              23,394,382        9,564,558
Property, plant, and equipment, net (note 6)                                                      23,639,821       26,592,375
Goodwill (note 3)                                                                                 30,715,861       30,715,861
Other intangible assets, net of accumulated amortization of $1,071,542
   and $572,003 in 2003 and 2002, respectively (notes 1 and 3)                                     1,953,424        2,452,963
                                                                                                 -----------      -----------
               Total assets                                                                $     213,088,776      221,586,301
                                                                                                 ===========      ===========
                          Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                        $       4,380,459        5,046,048
   Accrued expenses (note 7)                                                                       2,477,670        2,230,476
   Income taxes payable                                                                               66,594          530,857
   Customer advance payments                                                                             --           244,831
   Other current liabilities (note 9)                                                                225,534          185,725
                                                                                                 -----------      -----------
               Total current liabilities                                                           7,150,257        8,237,937
   Deferred income taxes (note 18)                                                                 1,601,346        1,357,359
   Pension and postretirement benefit obligation (notes 16 and 17)                                 3,302,532        1,975,959
   Other liabilities (note 9)                                                                        437,236          461,808
                                                                                                 -----------      -----------
               Total liabilities                                                                  12,491,371       12,033,063
                                                                                                 -----------      -----------
Commitments and concentrations (notes 19, 20, and 21)
Stockholders' equity:
   Common stock, $0.01 par value.  Authorized 200,000,000 shares (notes 11 and 15);
      issued 25,681,854 and 25,636,442 in 2003 and 2002, respectively                                256,818          256,364
   Additional paid-in capital                                                                    168,805,153      168,901,645
   Unearned compensation (note 13)                                                                  (381,588)      (1,086,669)
   Retained earnings                                                                              43,290,143       47,082,597
   Accumulated other comprehensive loss (note 14)                                                 (1,216,961)        (828,061)
                                                                                                 -----------      -----------
                                                                                                 210,753,565      214,325,876
   Less cost of 3,820,822 and 3,177,822 treasury shares in 2003 and 2002, respectively            10,156,160        4,772,638
                                                                                                 -----------      -----------
               Total stockholders' equity                                                        200,597,405      209,553,238
                                                                                                 -----------      -----------
               Total liabilities and stockholders' equity                                  $     213,088,776      221,586,301
                                                                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

                          ANAREN, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended June 30, 2003, 2002, and 2001

                                                                             2003            2002           2001
                                                                          ----------      ----------      ----------
Net sales                                                           $     79,919,791      73,568,319      84,825,275
Cost of sales                                                             58,723,401      51,369,597      52,526,584
Cost of sales - restructuring (note 8)                                       428,000              --              --
                                                                          ----------      ----------      ----------
                 Gross profit                                             20,768,390      22,198,722      32,298,691
                                                                          ----------      ----------      ----------
Operating expenses:
     Marketing                                                             6,620,409       7,255,465       6,584,090
     Research and development                                              6,140,157       6,282,846       5,022,882
     General and administrative                                            9,109,717       8,105,264       8,392,118
     Impairment (note 8)                                                   2,720,626              --              --
     Restructuring (note 8)                                                2,109,291              --         688,337
     Fire related (note 2)                                                        --         711,400              --
                                                                          ----------      ----------      ----------
                 Total operating expenses                                 26,700,200      22,354,975      20,687,427
                                                                          ----------      ----------      ----------
                 Operating income (loss)                                  (5,931,810)       (156,253)     11,611,264
                                                                          ----------      ----------      ----------
Other income (expense):
     Interest expense                                                        (50,610)       (149,257)       (159,506)
     Other, primarily interest income                                      2,325,966       3,932,376       7,162,210
                                                                          ----------      ----------      ----------
                 Total other income, net                                   2,275,356       3,783,119       7,002,704
                                                                          ----------      ----------      ----------
                 Income (loss) before income taxes                        (3,656,454)      3,626,866      18,613,968
Income tax expense (benefit) (note 18)                                       136,000        (405,000)      6,400,000
                                                                          ----------      ----------      ----------
                 Income before extraordinary item                         (3,792,454)      4,031,866      12,213,968
Extraordinary item - gain on acquisition (note 2)                                --        3,407,244              --
                                                                          ----------      ----------      ----------
                 Net income (loss)                                  $     (3,792,454)      7,439,110      12,213,968
                                                                          ==========      ==========      ==========
Basic net income (loss) per common and common equivalent share:
        Income (loss) before extraordinary item                     $          (0.17)           0.18            0.55
        Extraordinary item - gain on acquisition                                  --            0.15              --
                                                                          ----------      ----------      ----------
                 Net income (loss)                                  $          (0.17)           0.33            0.55
                                                                          ==========      ==========      ==========
Diluted net income per common and common
     equivalent share:
        Income (loss) before extraordinary item                     $          (0.17)           0.17            0.52
        Extraordinary item - gain on acquisition                                  --            0.15              --
                                                                          ----------      ----------      ----------
                 Net income (loss)                                  $          (0.17)           0.32            0.52
                                                                          ==========      ==========      ==========
Shares used in computing net income (loss) per
     common and common equivalent share:
        Basic                                                             22,214,181      22,322,546      22,133,585
        Diluted                                                           22,214,181      23,089,553      23,455,244

See accompanying notes to consolidated financial statements.

                          ANAREN, INC. AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                    Years ended June 30, 2003, 2002, and 2001

                                                                                       Common stock     Additional
                                                                   Comprehensive       ------------      paid-in        Unearned
                                                                   income (loss)          Amount         capital      compensation
                                                                   -------------       ------------     ----------    ------------
Balance at June 30, 2000                                                           $      249,644      156,097,167       (723,712)
     Net income                                                                                --               --             --
     Purchase of treasury stock                                                                --               --             --
     Stock options exercised (note 12)                                                      5,009        2,882,102             --
     Tax benefit from exercise of stock options (note 18)                                      --        5,375,231             --
     Issuance of restricted stock (note 13)                                                   309        1,524,791     (1,525,100)
     Amortization of unearned compensation (note 13)                                           --               --        525,435
     Stock options granted for services (note 12)                                              --          172,050             --
                                                                                          -------      -----------     ----------
Balance at June 30, 2001                                                                  254,962      166,051,341     (1,723,377)

Comprehensive income (loss):
     Net income                                               $       7,439,110                --               --             --
     Other comprehensive income (loss):
        Foreign currency translation adjustment                         687,667                --               --             --
        Minimum pension liability adjustment, net of
           tax of $54,737                                              (106,254)               --               --             --
        Unrealized loss on securities available-for-sale             (1,409,474)               --               --             --
                                                                     ----------
                 Other comprehensive loss                              (828,061)               --               --             --
                                                                     ----------
                 Total comprehensive income                   $       6,611,049
                                                                     ==========
Stock options exercised (note 12)                                                             445          398,273             --
Tax benefit from exercise of stock options (note 18)                                                       460,672             --
Issuance of stock in connection with
     acquisition (note 2)                                                                     957        1,754,452             --
Stock options granted in connection with
     acquisition (note 2)                                                                      --          218,724             --
Amortization of unearned compensation (note 13)                                                --               --        636,708
Stock options granted for services (note 12)                                                   --           18,183             --
                                                                                          -------      -----------     ----------
Balance at June 30, 2002                                                                  256,364      168,901,645     (1,086,669)

Comprehensive income (loss):
     Net income (loss)                                        $      (3,792,454)               --               --             --
     Other comprehensive income (loss):
        Foreign currency translation adjustment                          (8,072)               --               --             --
        Minimum pension liability adjustment, net of
           tax of $456,355                                             (885,867)               --               --             --
        Unrealized gain on securities available-for-sale                505,039                --               --             --
                                                                     ----------
                 Other comprehensive loss                              (388,900)               --               --             --
                                                                     ----------
                 Total comprehensive income (loss)            $      (4,181,354)
                                                                     ==========
Purchase of treasury stock                                                                     --               --             --
Stock options exercised (note 12)                                                             513          247,522             --
Tax benefit from exercise of stock options (note 18)                                           --           71,477             --
Amortization of unearned compensation (note 13)                                                --               --        575,640
Forfeiture of restricted stock grants                                                         (59)        (253,691)       129,441
Tax impact of restricted stock activity                                                        --         (161,800)            --
                                                                                          -------      -----------     ----------
Balance at June 30, 2003                                                           $      256,818      168,805,153       (381,588)
                                                                                          =======      ===========     ==========


                                                                                    Accumulated
                                                                                       other                            Total
                                                                      Retained     comprehensive    Treasury stock   stockholders'
                                                                      earnings     loss (note 15)       Amount          equity
                                                                     ----------    --------------   --------------   -------------
Balance at June 30, 2000                                             27,429,519              --       (3,480,983)     179,571,635
     Net income                                                      12,213,968              --               --       12,213,968
     Purchase of treasury stock                                              --              --       (1,291,655)      (1,291,655)
     Stock options exercised (note 12)                                       --              --               --        2,887,111
     Tax benefit from exercise of stock options (note 18)                    --              --               --        5,375,231
     Issuance of restricted stock (note 13)                                  --              --               --               --
     Amortization of unearned compensation (note 13)                         --              --               --          525,435
     Stock options granted for services (note 12)                            --              --               --          172,050
                                                                     ----------      ----------      -----------      -----------
Balance at June 30, 2001                                             39,643,487              --       (4,772,638)     199,453,775

Comprehensive income (loss):
     Net income                                               $       7,439,110              --               --        7,439,110
     Other comprehensive income (loss):
        Foreign currency translation adjustment                              --              --               --               --
        Minimum pension liability adjustment, net of
           tax of $54,737                                                    --              --               --               --
        Unrealized loss on securities available-for-sale                     --              --               --               --
                 Other comprehensive loss                                    --        (828,061)              --         (828,061)
                 Total comprehensive income                   $
Stock options exercised (note 12)                                            --              --               --          398,718
Tax benefit from exercise of stock options (note 18)                         --              --               --          460,672
Issuance of stock in connection with
     acquisition (note 2)                                                    --              --               --        1,755,409
Stock options granted in connection with
     acquisition (note 2)                                                    --              --               --          218,724
Amortization of unearned compensation (note 13)                              --              --               --          636,708
Stock options granted for services (note 12)                                 --              --               --           18,183
                                                                     ----------      ----------      -----------      -----------
Balance at June 30, 2002                                             47,082,597        (828,061)      (4,772,638)     209,553,238

Comprehensive income (loss):
     Net income (loss)                                        $      (3,792,454)             --               --       (3,792,454)
     Other comprehensive income (loss):
        Foreign currency translation adjustment                              --              --               --               --
        Minimum pension liability adjustment, net of
           tax of $456,355                                                   --              --               --               --
        Unrealized gain on securities available-for-sale                     --              --               --               --
                 Other comprehensive loss                                    --        (388,900)              --         (388,900)
                 Total comprehensive income (loss)            $
Purchase of treasury stock                                                   --              --       (5,383,522)      (5,383,522)
Stock options exercised (note 12)                                            --              --               --          248,035
Tax benefit from exercise of stock options (note 18)                         --              --               --           71,477
Amortization of unearned compensation (note 13)                              --              --               --          575,640
Forfeiture of restricted stock grants                                        --              --               --         (124,309)
Tax impact of restricted stock activity                                      --              --               --         (161,800)
                                                                     ----------      ----------      -----------      -----------
Balance at June 30, 2003                                             43,290,143      (1,216,961)     (10,156,160)     200,597,405
                                                                     ==========      ==========      ===========      ===========

See accompanying notes to consolidated financial statements.

                          ANAREN, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 2003, 2002, and 2001

                                                                               2003             2002             2001
                                                                            ----------       ----------       ----------
Cash flows from operating activities:
     Net income (loss)                                                $     (3,792,454)       7,439,110       12,213,968
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation and amortization of plant and equipment              5,014,994        3,844,834        2,775,594
           Impairment loss                                                   2,720,626               --               --
           Amortization of intangibles                                         499,539          428,261        1,624,913
           Provision for doubtful accounts                                      71,599          334,000          140,000
           Deferred income taxes                                               468,265       (1,863,179)        (347,025)
           Unearned compensation                                               451,331          636,708          525,435
           Tax benefit (expense) from stock compensation activity              (90,323)         460,672        5,375,231
           Extraordinary gain on acquisition                                        --       (3,407,244)              --
           Changes in operating assets and liabilities, net of
              business acquisitions:
                 Receivables                                                 3,717,042          272,979          836,617
                 Refundable income taxes                                      (876,220)          53,804          636,925
                 Inventories                                                 4,447,774          159,164       (4,184,124)
                 Accrued interest receivable                                   383,207          486,484          816,173
                 Prepaid expenses                                              (83,454)        (372,449)          89,550
                 Insurance receivable                                               --       10,749,113               --
                 Other assets                                                  (21,698)       1,004,493         (607,052)
                 Accounts payable                                             (665,589)          62,622       (3,376,398)
                 Income taxes payable                                         (464,263)        (408,127)         315,553
                 Accrued expenses                                              247,194       (2,421,212)         537,628
                 Customer advance payments                                    (244,831)        (522,959)         165,833
                 Pension and postretirement benefit obligation                 440,706           22,440           66,518
                 Other liabilities                                              15,237           96,153         (947,222)
                                                                            ----------       ----------       ----------
                    Net cash provided by operating activities               12,238,682       17,055,667       16,658,117
                                                                            ----------       ----------       ----------
Cash flows from investing activities:
     Capital expenditures                                                   (4,783,066)      (9,809,078)      (7,975,512)
     Net (purchases) maturities of marketable debt securities               (5,171,098)       1,323,451       13,517,619
     Purchase of equity securities                                           1,356,279        5,210,219               --
     Purchase of businesses, net of cash acquired (note 2)                          --      (12,073,362)     (17,818,476)
                                                                            ----------       ----------       ----------
                    Net cash used in investing activities                   (8,597,885)     (15,348,770)     (12,276,369)
                                                                            ----------       ----------       ----------
Cash flows from financing activities:
     Payments on notes and line of credit                                           --       (1,976,400)        (407,864)
     Stock options exercised                                                   248,035          398,718        2,887,111
     Purchase of treasury stock                                             (5,383,522)              --       (1,291,655)
                                                                            ----------       ----------       ----------
                    Net cash provided by (used in)
                       financing activities                                 (5,135,487)      (1,577,682)       1,187,592
                                                                            ----------       ----------       ----------
Effect of exchange rates                                                        (8,072)         687,667               --
                    Net increase (decrease) in cash
                       and cash equivalents                                 (1,502,762)         816,882        5,569,340
Cash and cash equivalents at beginning of year                              12,565,424       11,748,542        6,179,202
                                                                            ----------       ----------       ----------
Cash and cash equivalents at end of year                              $     11,062,662       12,565,424       11,748,542
                                                                            ==========       ==========       ==========
Cash paid during the period for:
     Interest                                                         $         50,610          149,257          159,506

See accompanying notes to consolidated financial statements.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

(1)   Summary of Significant Accounting Policies

      (a)   Principles of Consolidation

            The consolidated financial statements include the accounts of Anaren, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Operations

            The Company is engaged in the design, development, and manufacture of microwave components, assemblies, and subsystems which receive and analyze radar signals and other microwave transmissions. Its primary products include devices and systems used in the wireless communications, satellite communications, and defense electronics markets.

      (c)   Sales Recognition

            The Company generally recognizes sales when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. A small percentage of sales are derived from long-term fixed-price contracts for the sale of large space and defense electronics products. Sales and estimated profits under long-term contracts are recognized using the percentage of completion method of accounting on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.

      (d)   Cash Equivalents

            Cash equivalents of $10,007,462 and $9,608,324 at June 30, 2003 and 2002, respectively, consist of certificates of deposit and money market instruments having original maturities of three months or less. Cash equivalents are stated at cost which approximates fair value.

      (e)   Marketable Securities

            The Company classifies its securities as either available-for-sale or held to maturity, as the Company does not hold any securities considered to be trading. Held to maturity securities are those debt securities for which the Company has the positive intent and the ability to hold until maturity. All other securities not included in held to maturity are classified as available-for-sale.

            Held to maturity securities are recorded at amortized cost adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as accumulated other comprehensive income or loss until realized.

            A decline in the fair value of any available-for-sale or held to maturity security, that is deemed other than temporary, is charged to earnings resulting in the establishment of a new cost basis for the security, and dividend and interest income are recognized when earned.


                                       40                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      (f)   Trade Accounts Receivable

            Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

      (g)   Inventories

            Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Work-in-process inventories related to fixed-price contracts are stated at the accumulated cost of material, labor, and manufacturing overhead, less the estimated cost of units delivered.

      (h)   Property, Plant, and Equipment

            Property, plant, and equipment are stated at cost. Depreciation of land improvements and buildings is calculated by the straight-line method over an estimated service life of 25 years. Machinery and equipment are depreciated primarily by the straight-line method based on estimated useful lives of 5 to 10 years.

      (i)   Goodwill

            Upon adoption of SFAS 142, effective July 1, 2001, goodwill is tested annually for impairment at the reporting until level, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. No impairment losses were recorded through June 30, 2003.

      (j)   Patent

            During fiscal 1999, the Company purchased a patent for $325,000 and 150,000 stock options which were subsequently exercised in fiscal 2000. The stock options were valued at $249,965 as discussed in note
            12. The patent is being amortized on a straight-line basis over its remaining life of 8 years.


                                       41                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      (k)   Net Income Per Share

            Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans described in notes 12 and 13. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 2,355,744, 1,126,550, and 886,976 at June 30, 2003, 2002, and 2001,
            respectively. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

            The weighted average number of common shares outstanding for the basic income per share calculation was 22,214,181, 22,322,546, and 22,133,585 for 2003, 2002, and 2001, respectively. For diluted earnings per share purposes, these balances increased by 0, 767,000, and 1,321,659 shares for 2003, 2002, and 2001, respectively, due to the effect of common equivalent shares which were issuable under the Company's stock option and restricted stock plans.

      (l)   Research and Development Costs

            Research and development costs are charged to expense as incurred.

      (m)   Income Taxes

            The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (n)   Financial Instruments

            The Company's financial instruments, which include cash and cash equivalents, receivables, and accounts payable, are stated at cost which approximates fair value at June 30, 2003 and 2002. The Company's available-for-sale equity securities are stated at their fair value, as determined by quoted market prices on June 30, 2003. The Company's marketable debt securities are stated at amortized cost, and their fair values, as determined by quoted market prices, are presented in note 4.


                                       42                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      (o)   Stock-Based Compensation

            At June 30, 2003 the Company had 3 stock-option based employee compensation plans, which are described more fully in note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-option based employee compensation.

                                                    Year ended June 30,
                                          -------------------------------------
                                              2003         2002         2001
                                          -----------   ----------    ---------
Net income (loss), as reported        $    (3,792,454)   7,439,110   12,213,968

Deduct: total stock option based
  employee compensation expense
  determined under fair value based
  method for all awards, net of
  related tax effects                      (8,748,657)  (8,837,767)  (7,474,580)
                                          -----------   ----------    ---------
Proforma net income (loss)            $   (12,541,111)  (1,398,657)   4,739,388
                                          ===========   ==========    =========

Earnings per share:
  Basic - as reported                           (0.17)        0.33         0.55
  Basic - proforma                              (0.56)       (0.07)        0.22
  Diluted - as reported                         (0.17)        0.32         0.52
  Diluted - proforma                            (0.56)       (0.07)        0.20

            Upon issuance of shares of stock pursuant to the Company's Restricted Stock Program, an unearned compensation charge equivalent to the market value of the shares on the date of grant is charged to stockholders' equity and is amortized over the related share restriction period.

      (p)   Use of Estimates

            The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.


                                       43                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      (q)   Recent Pronouncements

            In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS
            149). SFAS 149 amends and clarifies reporting for derivative instruments. Is effective for contracts entered into or modified after June 30, 2003. The Company has reviewed the provisions of SFAS 149, and believes that upon adoption, the Statement will not have a significant effect on its financial statements.

            In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FASB 150). The statement clarifies how issuers classify and measure certain instruments with characteristics of both liabilities and equity. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise for fiscal periods beginning after June 15, 2003. The Company has reviewed the provisions of SFAS 150, and believes that upon adoption, the Statement will not have a significant effect on its financial statements.

            In January 2003, the FASB issued FIN 46: Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The FIN applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has reviewed the provisions of FIN 46, and believes that upon adoption, the FIN will not have a significant effect on its financial statements.

            In March 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21: Revenue Arrangements with Multiple Deliverables (EITF 00-21). This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this Issue, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has reviewed the provisions of EITF 00-21, and believes that upon adoption, the Issue will not have a significant effect on its financial statements.

      (r)   Reclassifications

            Certain 2002 amounts have been reclassified to conform with the 2003 presentation.


                                       44                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

(2)   Acquisitions

      On July 31, 2000, the Company acquired substantially all the net assets of Ocean Microwave Corporation (Ocean). Ocean was based in Neptune, New Jersey and was primarily engaged in the design and manufacture of isolator and circulator components. The acquired Ocean business is conducted from the Company's subsidiary, Anaren Power Products, Inc. (APPI). The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of APPI have been included in the Company's consolidated financial statements since the date of acquisition.

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

            Working capital           $    812,532
            Long lived assets              269,390
            Notes payable                 (407,864)
            Goodwill                    17,316,468
                                        ----------
                                      $ 17,990,526
                                        ==========

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

      The aggregate purchase consideration for Amitron was $11,693,256, consisting of cash of $9,919,664 (including cash direct acquisition costs), noncash direct acquisition costs in the form of stock options for services of $18,183 and 95,704 shares of the Company's common stock with an aggregate value of $1,755,409. The purchase price was allocated to the net assets acquired and liabilities assumed based upon respective fair market values. The fair market values of plant and equipment and identifiable intangible assets were determined by an independent valuation. The identifiable intangible assets aggregating $2,450,000 with a weighted average useful life of approximately seven years include customer base of $1,350,000 (six-year weighted average useful life), favorable lease of $600,000 (ten-year weighted average useful life), trade name of $320,000 (three-year weighted average useful life), and noncompetition agreements of $180,000 (five-year weighted average useful life). The excess consideration over such fair values is recorded as goodwill and was assigned to the Company's Wireless segment.


                                       45                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      The allocation of the purchase consideration to the assets acquired and liabilities assumed follows:

            Working capital                    $  1,783,699
            Plant and equipment                   1,822,230
            Loans payable                          (716,154)
            Net deferred tax liability             (951,846)
            Intangible assets                     2,450,000
            Goodwill                              7,305,327
                                                 ----------
                                               $ 11,693,256
                                                 ==========

      On October 1, 2001, the Company, through its wholly owned subsidiary Anaren Microwave Europe B.V., acquired all of the outstanding stock of The 5M Company Europe B.V. (now named Anaren Europe, B.V.). Anaren Europe, based in Almelo, Netherlands is a manufacturer of microwave circuits. Anaren Europe's manufacturing technology is very similar to the Company's multi-layer stripline technology. In addition, Anaren Europe has a unique metal backing technology that offers performance and cost advantages for high power applications. The Company believes that this acquisition will enable it to reduce its manufacturing costs in Europe, increase its dollar content in high power applications and provide customers with a higher level of vendor security with a second manufacturing facility. Anaren Europe has completed the rebuilding of its factory due to a fire that occurred in July 2001. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of Anaren Europe have been included in the Company's consolidated financial statements since the date of acquisition.

      The purchase consideration for Anaren Europe was $3,869,823 in cash, including direct acquisition costs, and Company stock options with an aggregate fair value of $218,724. The fair values of Anaren Europe's assets acquired and liabilities assumed exceeded the purchase consideration and the negative goodwill served first to reduce the fair value of purchased equipment to zero with the remaining excess recognized as an extraordinary gain.

      The allocation of the purchase consideration to the assets acquired, liabilities assumed, and extraordinary gain follows:

            Working capital                $ 10,943,279
            Notes payable                      (856,978)
            Long-term debt                     (403,268)
            Net deferred tax liability       (2,187,242)
            Extraordinary gain               (3,407,244)
                                             ----------
                                           $  4,088,547
                                             ==========


                                       46                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      The Anaren Europe fire loss in July 2001 was subject to property, casualty, and business interruption insurance. As of December 31, 2001, the Company settled the insurance claim and an insurance receivable aggregating $10,749,113 is reflected in the allocation of the Anaren Europe purchase price as of October 1, 2001. During the year ended June 30, 2002, Anaren Europe recognized incremental outsourcing costs aggregating $555,120 in cost of sales, and fire related cleaning and remediation expenses of $711,400 in operating expenses. During the year ended June 30, 2003, the Company decided to liquidate Anaren Europe and recorded restructurings, and impairment charges as described in note 8.

      The following unaudited pro forma financial information presents the combined results of operations of the Company, Ocean, Amitron, and Anaren Europe as if the acquisitions took place as of July 1, 2000. The pro forma information includes certain adjustments, including the amortization of goodwill and intangibles, reduction of interest income, and certain other adjustments, together with the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Ocean, Amitron, and Anaren Europe constituted a single entity during such periods.

                                             Year ended June 30
                                         --------------------------
                                            2002            2001
                                         ----------     -----------
      Net sales                      $   75,900,631     106,745,701
      Insurance recoveries               15,999,972              --
      Net income                         12,874,677      11,948,196
      Earnings per share:
         Basic                                 0.57            0.53
         Diluted                               0.55            0.50

      For purposes of the pro forma financial information, the July 2001 Anaren Europe fire loss insurance recoveries have been reflected in operations versus the recognition as a pre-acquisition contingency in the purchase price allocation as previously discussed. The pro forma information reflects insurance recoveries of $15,999,972 for the year ended June 30, 2002.

      The pro forma information does reflect goodwill amortization aggregating $1,649,245 and $1,675,823 for the years ended June 30, 2002 and 2001, respectively, related to acquisitions which occurred prior to the adoption of SFAS 142, Goodwill and Intangible Assets, by the Company.

(3)   Adoption of Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 was required for adoption for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has adopted SFAS 144, and recorded impairment charges of $2,720,626 as described in note 8.


                                       47                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, Accounting for Restructuring Costs (SFAS 146). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 was effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company accounted for all of its exit activities initiated after December 31, 2002 under the requirements of SFAS 146 as described in note 8. The new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF 94-3.

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.123 (SFAS 148). SFAS 148 addresses the various methods of transition for voluntary change to the fair value based method of accounting for stock compensation, and amends the disclosure provisions of that statement. SFAS 148 is required for fiscal years ending after December 15, 2002. The Company has reviewed the provisions of SFAS 148 and while they have not adopted fair value accounting, they have complied with the disclosure requirements of the standard.

      In November  2002,  the FASB  issued  Financial  Interpretation  (FIN) 45:
      Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34 (FIN 45). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It is effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions; for financial statements of interim of annual periods ending after December 15, 2002 for disclosure requirements. The Company has complied with the disclosure requirements of FIN 45.

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations which supersedes APB Opinion No. 16, Business Combinations. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company adopted SFAS No. 141 during the first quarter of fiscal 2002 (effective July 1, 2001). Adoption of the Statement did not have an impact on the Company, as the Company has not historically had pooling-of-interest transactions and business combinations subsequent to June 30, 2001 (note 2) were accounted for under the purchase method.


                                       48                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      During the first quarter of fiscal 2002 (effective July 1, 2001), the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS
      142), Goodwill and Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition of goodwill and intangible assets. The following information describes the impact that the adoption of SFAS No. 142 had on the Company for the fiscal years ended June 30:

      (a)   Intangible Assets

            Intangible assets as of June 30, 2003 and 2002 are as follows:

                                                 2003                           2002
                                       -------------------------      -------------------------
                                         Gross                          Gross
                                        carrying    Accumulated        carrying    Accumulated
                                         amount     amortization        amount     amortization
                                       ---------    ------------      ---------    ------------
Patent                          $        574,966       287,484          574,966      215,613
Customer base                          1,350,000       412,500        1,350,000      187,500
Trade name                               320,000       195,558          320,000       88,890
Noncompetition agreements                180,000        66,000          180,000       30,000
Favorable lease                          600,000       110,000          600,000       50,000
                                       ---------     ---------        ---------      -------
Total                           $      3,024,966     1,071,542        3,024,966      572,003
                                       =========     =========        =========      =======

            Intangible asset amortization expense for the years ended June 30, 2003, 2002, and 2001 aggregated $499,539, $428,261, and $71,871, respectively. Amortization expense related to intangible assets for the next five years is as follows:

                  Year ending June 30:
                     2004                   $   499,539
                     2005                       410,645
                     2006                       392,871
                     2007                       362,879
                     2008                        97,500

      (b)   Goodwill

            The changes in the carrying amount of goodwill for the years ended June 30 are as follows:

                                    2003           2002             2001
                                 ----------      ----------       ----------
Goodwill as of July 1        $   30,715,861      23,410,534        7,647,108
Goodwill acquired                        --       7,305,327       17,316,468
Goodwill amortization                    --              --       (1,553,042)
                                 ----------      ----------       ----------
Goodwill as of June 30       $   30,715,861      30,715,861       23,410,534
                                 ==========      ==========       ==========


                                       49                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            In connection with the adoption of SFAS 142, the Company completed the transitional impairment assessment within six months from the date of adoption as allowed by the Standard. As a result of the impairment assessment, no goodwill impairment was found and no current asset write down was required. Goodwill has subsequently been tested annually for impairment, and no write-down has been required.

            The impact that the adoption of SFAS 142 had on net income and earnings per share for the year ended June 30 2001 is presented as follows:

                                                            2001
                                                         ----------
Net income                                           $   12,213,968
Add back goodwill amortization (net of tax)               1,553,042
                                                         ----------
      Adjusted net income                            $   13,767,010
                                                         ==========
Basic earnings per share:
   Net income                                        $         0.55
   Goodwill amortization (net of tax)                          0.07
                                                         ----------
      Adjusted net income                            $         0.62
                                                         ==========
Diluted earnings per share:
   Net income                                        $         0.52
   Goodwill amortization (net of tax)                          0.07
                                                         ----------
      Adjusted net income                            $         0.59
                                                         ==========


                                       50                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

(4)   Securities

      The amortized cost and fair value of securities are as follows:

                                                                    June 30, 2003
                                            -------------------------------------------------------------
                                                               Gross             Gross
                                            Amortized       unrealized        unrealized
                                               cost            gains            losses         Fair value
                                            ----------      -----------       ----------       ----------
Securities available for sale:
   Common stock                       $      6,586,529               --        (904,269)        5,682,260
                                           -----------          -------         -------       -----------
      Total securities
           available-for-sale         $      6,586,529               --        (904,269)        5,682,260
                                           ===========          =======         =======       ===========
Securities held to maturity:
   Municipal bonds                    $     52,819,662           36,204          --            52,855,866
   Commercial paper                          2,000,000            3,834          --             2,003,834
   Corporate bonds                          18,388,917           73,328          --            18,462,245
   Zero coupon bonds                         5,061,977               --          (6,842)        5,055,135
   Tax free auction securities              32,707,842               --          (7,842)       32,700,000
                                           -----------          -------         -------       -----------
      Total securities
           held to maturity           $    110,978,398          113,366         (14,684)      111,077,080
                                           ===========          =======         =======       ===========


                                                                    June 30, 2002
                                            -------------------------------------------------------------
                                                               Gross            Gross
                                            Amortized       unrealized        unrealized
                                               cost            gains            losses         Fair value
                                            ----------      -----------       ----------       ----------
Securities available for sale:
   Common stock                       $      5,230,416               --      (1,409,474)        3,820,942
                                           -----------          -------      ----------       -----------
      Total securities
           available-for-sale         $      5,230,416               --      (1,409,474)        3,820,942
                                           ===========          =======      ==========       ===========
Securities held to maturity:
   Municipal bonds                    $     62,223,440          175,344              --        62,398,784
   Corporate bonds                          20,800,237           18,566              --        20,818,803
   Zero coupon bonds                         1,496,180            1,869              --         1,498,049
   Tax free auction securities              24,000,000               --              --        24,000,000
                                           -----------          -------      ----------       -----------
      Total securities
           held to maturity           $    108,519,857          195,779              --       108,715,636
                                           ===========          =======      ==========       ===========

      Marketable debt securities are classified as either current or long-term assets in the accompanying consolidated balance sheets based upon their maturity dates.


                                       51                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      On July 11, 2002, the Company filed a Schedule 13D with the Securities and Exchange Commission to disclose that it has, through open market purchases, acquired an ownership position of approximately 6.35% of the common stock of Celeritek, Inc. The Company's original investment in Celeritek common stock averaged $8.47 a share and totaled $6.6 million. The investment had a market value of $5.7 million on June 30, 2003, a decline of $904,000, which has been recorded as a component of accumulated other comprehensive loss. The Company considers this to be a temporary decline in market value. If, at a future date, this decline in value is determined to be other than temporary, then the decline in value, including the amount previously charged as accumulated other comprehensive loss to shareholders equity, would at that time be recognized as a loss in the current period income statement. Anaren believes that a business combination between Anaren and Celeritek would be in the best interest of the respective shareholders, customers, and employees of both companies and intends to seek a negotiated acquisition of Celeritek or take other actions to effect such a potential transaction, as more fully described in Anaren's Schedule 13D filing.

(5)   Inventories

      Inventories at June 30 are summarized as follows:

                                         2003                  2002
                                      ----------            ----------
Component parts                   $    8,810,207            11,368,156
Work in process                        5,627,150             6,179,545
Finished goods                         2,656,029             4,821,732
                                      ----------            ----------
                                      17,093,386            22,369,433
Reserve for obsolescence              (1,421,727)           (2,250,000)
                                      ----------            ----------
   Net inventory                  $   15,671,659            20,119,433
                                      ==========            ==========

(6)   Property, Plant, and Equipment

      Components of property, plant, and equipment at June 30 consist of the following:

                                                         2003           2002
                                                      ----------     ----------
Land and land improvements                        $    1,595,821      1,595,821
Buildings, furniture, and fixtures                    12,944,778     12,258,796
Machinery and equipment                               47,590,955     47,720,881
                                                      ----------     ----------
                                                      62,131,554     61,575,498
Less accumulated depreciation and amortization        38,491,733     34,983,123
                                                      ----------     ----------
                                                  $   23,639,821     26,592,375
                                                      ==========     ==========


                                       52                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

(7)   Accrued Expenses

      Accrued expenses at June 30 consist of the following:

                                            2003            2002
                                         ----------       ---------
Compensation                          $     924,290       1,045,085
Commissions                                 355,098         573,325
Restructuring (note 8)                      710,885              --
Health insurance                            290,424         330,177
Other                                       196,973         281,889
                                          ---------       ---------
                                      $   2,477,670       2,230,476
                                          =========       =========

(8)   Restructuring and Impairment

      In September 2002, March 2003, April 2003 and June 2003, the Company recorded restructuring and other non-recurring charges at its Anaren Europe, B.V., RF Power and Anaren Microwave, Inc. subsidiaries associated with the Company's strategic restructuring plan. The restructuring plan is designed to improve both financial results and the long-term value of the business. The restructuring charges consisted of workforce reductions and asset write-offs. As a result of this plan, the Company recorded total pretax restructuring charges of $2,537,291 for the year ended June 30, 2003, as follows:

Anaren Europe, B.V.                           $   1,742,764
RF Power                                            295,706
Anaren Microwave, Inc.                              498,821
                                                  ---------
                                              $   2,537,291
                                                  =========

      Anaren Europe, B.V. includes charges related to employee separation costs (91 positions), and inventory write-offs. On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. It is anticipated that Anaren Europe operations will cease during the first quarter of fiscal 2004, and the liquidation of net assets will be completed during the second and third quarter.

      RF Power and Anaren Microwave, Inc. include employee separation costs (16 and 30 positions, respectively).


                                       53                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      Reconciliation of the restructuring liability, as of June 30, 2003, is as follows:

                             2003           Cash        Non-cash      Balance
                           provision    expenditures   write-offs  June 30, 2003
                           ---------    ------------   ----------  -------------
Severance               $   1,850,460    (1,173,209)         --        677,251
Outplacement services         112,540       (78,906)         --         33,634
Inventory write-off           428,000            --    (428,000)            --
Other                         146,291      (155,291)      9,000             --
                            ---------    ----------    --------        -------
                        $   2,537,291    (1,407,406)   (419,000)       710,885
                            =========    ==========    ========        =======

      The remaining balance is expected to be paid by the end of the third quarter of 2004.

      Additionally, the Company recognized asset impairment charges in the amount of $2,720,626 for the year ending June 30, 2003 attributable to certain assets of Anaren Europe, B.V. As a result of the historical and continuing operating losses and negative cash flow at the Anaren Europe circuit board facility, and the continuing weakness in the wireless infrastructure market, it was determined to significantly downsize this operation. In conjunction with this reorganization and due to continued negative cash flow projections after the restructuring, the Company performed an evaluation to determine if the fixed assets used by Anaren Europe were subject to an impairment loss as required by FAS 144. It was determined that a possible impairment existed and as a result, the Company had an independent appraisal performed of the assets of Anaren Europe. An impairment loss of $2,720,626 was identified, which was recorded as a charge in the statement of operations under the caption "Impairment Loss" for the year ended June 30, 2003. Additionally, Anaren Europe is part of the Company's Wireless segment, and the charge was also reflected in the Wireless segment results included in footnote 19 to the financial statements.

(9)   Other Liabilities

      Other liabilities as of June 30 consist of the following:

                                               2003          2002
                                              -------       -------
Deferred compensation                     $   502,236       526,808
Other                                         160,534       120,725
                                              -------       -------
                                              662,770       647,533
Less current portion                          225,534       185,725
                                              -------       -------
                                          $   437,236       461,808
                                              =======       =======

      During fiscal 1998, the Company implemented a deferred compensation plan for one employee. Under the plan, the Company will pay $65,000 annually for fifteen years upon the employee's retirement or, in the event of death, to the employee's beneficiary. During fiscal 2002, the employee was deceased and the annual compensation is being paid to the former employee's beneficiary.


                                       54                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

(10)  Long-Term Debt

      The Company had a $10,000,000 unsecured working capital revolving line of credit bearing interest at prime. The line of credit was cancelled by the Company on September 30, 2002. There were no borrowings against the line of credit in fiscal 2003 and 2002.

      Cash payments for annual fees relating to maintaining the line of credit were $9,375, $37,500, and $37,500 during fiscal 2003, 2002, and 2001, respectively.

(11)  Common Stock

      On December 2, 2000, the Company's shareholders approved an amendment to the Certificate of Incorporation to increase the total number of shares of common stock from 25,000,000 to 200,000,000.

(12)  Stock Option Plans

      Under the Company's Key Employee Incentive Stock Option Plan (Key Employee
      Plan), 2,050,200 shares of common stock were reserved for the granting of options to eligible employees in November 2000. Options are granted at a price not less than fair market value of shares at the date of grant, become exercisable 20% six months from the date of grant and 20% per year thereafter, and must be exercised within ten years of the date of grant.

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

      The Company also has a Nonstatutory Stock Option Plan (NSO) which allows for the granting of options to Board members and nonemployees. Under the Plan, 500,000 shares of common stock were reserved for the granting of options at prices to be determined by the Board (options granted to Board members may not be less than the fair market value on the date of grant). Options become exercisable immediately and must be exercised within five years of the date of grant.

      In connection with the acquisition of Ocean as discussed in note 2, the Company issued 5,000 NSO's to a nonemployee for services provided in brokering the transactions. The stock options were valued at $172,050 using the Black-Scholes model as of November 2, 2000 (the date of grant), became exercisable on the date of grant, and must be exercised within five years of the date of grant. The option value is included with Oceans direct acquisition costs.


                                       55                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      Information for the three years ended June 30, 2003 with respect to these plans are as follows:

                                                                           Shares
                                    -----------------------------------------------------------------------------------------
                                                                                                                     Weighted
                                             ISO                                                                      Shares
                                    ---------------------                                                            average
                                       Key       Company-                                               Option       exercise
                                    Employee       Wide         NSO       Other         Total           price          price
                                    --------     --------     -------   ---------     ---------    ---------------   --------
Outstanding at June 30, 2000        1,776,100         --      147,000    150,000      2,073,100    $0.46 to $54.00   $  8.13
   Issued                             625,500     45,900       80,000         --        751,400    14.70 to 62.44      50.40
   Exercised                         (331,900)        --      (19,000)  (150,000)      (500,900)   0.46 to 13.42        5.78
   Canceled                           (19,500)    (2,900)          --         --        (22,400)   4.63 to 53.00       21.81
                                    ---------    -------      -------   --------      ---------
Outstanding at June 30, 2001        2,050,200     43,000      208,000         --      2,301,200    1.38 to 62.44       22.31
   Issued                             506,850     98,300       87,500         --        692,650    12.63 to 19.21      16.43
   Exercised                          (18,500)        --      (26,000)        --        (44,500)   1.38 to 12.42        8.96
   Expired                                 --         --      (13,000)        --        (13,000)   19.21 to 53.00      45.20
   Canceled                          (368,300)    (9,400)     (65,000)        --       (442,700)   12.42 to 53.00      48.51
                                    ---------    -------      -------   --------      ---------
Outstanding at June 30, 2002        2,170,250    131,900      191,500         --      2,493,650    1.38 to 62.44       16.15
   Issued                             342,000     37,100       32,000         --        411,100    8.57 to 10.18        9.46
   Exercised                          (24,300)        --      (27,000)        --        (51,300)   1.38 to 7.10         4.83
   Expired                            (49,450)   (25,400)      --             --        (74,850)   9.51 to 53.00       24.96
   Canceled                           (49,220)        --      (12,000)        --        (61,220)   12.42 to 53.00      26.38
                                    ---------    -------      -------   --------      ---------
Outstanding at June 30, 2003        2,389,280    143,600      184,500         --      2,717,380    $1.38 to $62.44   $ 14.88
                                    =========    =======      =======   ========      =========
Shares exercisable at
   June 30, 2003                    1,208,506         --      184,500         --      1,393,006    $1.38 to $62.44   $ 12.85
Shares available for grant
   at June 30, 2003                 1,007,920    856,400      218,000         --      2,082,320

      The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2003:

                             Options outstanding                                Options exercisable
      -------------------------------------------------------------------  -----------------------------
                                            Weighted
                                             average          Weighted                       Weighted
            Range of                        remaining          average                        average
        exercise prices       Shares      life in years    exercise price      Shares     exercise price
        ---------------       ------      -------------    --------------      ------     --------------
  $   1.00 to 5.00             339,700        2.96           $   2.13         333,700    $     2.10
      5.01 to 15.00          1,792,850        6.44              10.57         831,820          9.61
      15.01 to 40.00           325,630        7.12              21.41          92,906         22.10
      40.01 to 65.00           259,200        6.52              53.15         134,580         53.15
                             ---------                                      ---------
                             2,717,380                                      1,393,006
                             =========                                      =========


                                       56                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      The per share weighted average fair value of stock options granted during fiscal years 2003, 2002, and 2001 was $6.48, $11.37, and $32.74, respectively. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective fiscal year:

                                                2003         2002         2001
                                              -------       ------       ------
Expected option life - key employee plan            5            5            5
Expected option life - company-wide plan            3            3           --
Weighted average risk-free interest rate         3.20%        4.00%        6.00%
Weighted average expected volatility            89.00%       92.00%       74.00%
Expected dividend yield                          0.00%        0.00%        0.00%

      Stock-based compensation costs would have reduced pretax income by the following amounts if the fair values of options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for fiscal 2003, 2002, and 2001 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

                                              2003         2002         2001
                                             ------       ------       ------
Reduction in pretax income                $ 8,823,478    9,183,657    7,830,825
Reduction in after tax income               8,748,657    8,837,767    7,474,580
Per share                                 $      0.39  $      0.40  $      0.33

(13)  Restricted Stock Program

      As of June 30, 2003 and 2002, the Company has issued shares aggregating 21,600 and 102,976, respectively, under its Restricted Stock Program. There were 5,888 shares forfeited and 75,488 shares of that matured during 2003. The shares of restricted stock vest on a straight line basis over a period of 42 to 48 months. For the years ended June 30, 2003 and 2002, the Company recognized compensation expense associated with the lapse of restrictions aggregating $451,331 and $636,708, respectively.

(14)  Accumulated Other Comprehensive Income (Loss)

      The   cumulative   balance  of  each   component  of   accumulated   other
      comprehensive income (loss) is as follows:

                                                                        Unrealized
                                      Foreign          Minimum        gain/(loss) on      Accumulated
                                     currency          pension          securities           other
                                    translation       liability       available-for-     comprehensive
                                    adjustment       adjustment            sale          income (loss)
                                    -----------      ----------       --------------     -------------
Balances at June 30, 2002           $  687,667        (106,254)        (1,409,474)          (828,061)
Current period change                   (8,072)       (885,867)           505,039           (388,900)
                                       -------        --------         ----------         ----------
Balances at June 30, 2003           $  679,595        (992,121)          (904,435)        (1,216,961)
                                       =======        ========         ==========         ==========


                                       57                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

(15)  Shareholder Protection Rights Plan

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


                                       58                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

(16)  Employee Benefit Plans

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

                                                      2003               2002             2001
                                                    ---------         ---------        ---------
Change in benefit obligation:
   Benefit obligation at beginning of year       $  7,277,360         6,562,855        5,908,615
   Service cost                                       212,865           213,839          204,440
   Interest cost                                      504,758           469,017          437,762
   Actuarial loss                                   1,280,223           281,005          237,835
   Benefits paid                                     (263,845)         (249,356)        (225,797)
                                                   ----------        ----------        ---------
   Benefit obligation at end of year             $  9,011,361         7,277,360        6,562,855
                                                   ==========        ==========        =========
Change in plan assets:
   Fair value of plan assets at beginning
        of year                                  $  6,106,958         6,237,552        5,744,994
   Actual return on plan assets                       231,104           (85,062)         718,355
   Employer contributions                             260,631           203,824               --
   Benefits paid                                     (263,845)         (249,356)        (225,797)
                                                   ----------        ----------        ---------
   Fair value of plan assets at end of year      $  6,334,848         6,106,958        6,237,552
                                                   ==========        ==========        =========
(Under) over funded status                       $ (2,676,513)       (1,170,402)        (325,303)
Unrecognized net loss (gain)                        2,300,138           743,618         (155,335)
Unrecognized net obligation existing at
   initial application                                     --             9,463           18,929
Unrecognized prior service cost                        24,199            42,438           60,677
Adjustment required to recognize minimum
   liability                                       (1,503,213)         (160,991)              --
                                                   ----------        ----------        ---------
      Accrued pension cost                       $ (1,855,389)         (535,874)        (401,032)
                                                   ==========        ==========        =========


                                       59                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      Components of net periodic pension cost for the years ended June 30 are as follows:

                                                       2003              2002             2001
                                                     --------           -------         --------
Service cost                                       $  212,865           213,839          204,440
Interest cost                                         504,758           469,017          437,762
Actual return on plan assets                          231,104            85,062         (718,355)
Amortization of prior service cost                     18,239            18,239           18,239
Deferral of gain (loss)                              (744,139)         (617,948)         237,636
Amortization of net obligation at transition            9,463             9,466            9,466
Unrecognized net loss                                   5,634                --               --
                                                     --------          --------         --------
   Net periodic pension cost                       $  237,924           177,675          189,188
                                                     ========          ========         ========
Weighted average assumptions:
   Discount rate at year-end                             6.00%             7.00%            7.25%
   Rate of increase in compensation levels
      at year end                                        4.00%             4.00%            4.00%
   Expected return on plan assets during
      the year                                           8.50%             8.50%            8.50%

      Plan assets consist principally of equity securities, and U.S. government and corporate obligations.

      The Company maintains a voluntary contributory salary savings plan to which participants may contribute up to 15% of their total compensation. The Company's matching contribution is 75% of the participants'
      contribution up to a maximum of 5% of the participants' compensation. During fiscal 2003, 2002, and 2001, the Company contributed $568,721, $550,094, and $491,550, respectively, to this plan.

      The Company maintains a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $240,500, $549,693, and $300,390 in fiscal 2003, 2002, and 2001, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the Plan at any time.

(17)  Postretirement Benefits

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


                                       60                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      The following table presents the changes in the postretirement benefit obligation and the funded status of the Plan at June 30:

                                                      2003              2002             2001
                                                   ----------        ----------       ----------
Benefit obligation at beginning of year          $  1,720,753         1,528,610        1,213,601
Service cost                                           48,018            46,969           43,040
Interest cost                                         119,861           111,832          105,780
Plan participants' contributions                       53,498            39,816           39,274
Actuarial loss                                        194,229           143,554          248,491
Benefits paid                                        (220,631)         (150,028)        (121,576)
                                                   ----------        ----------       ----------
Benefit obligation at end of year                $  1,915,728         1,720,753        1,528,610
                                                   ==========        ==========       ==========
Fair value of plan assets                        $         --                --               --
(Under) over funded status                       $ (1,915,728)       (1,720,753)      (1,528,610)
Unrecognized actuarial loss                           468,585           280,668          137,114
                                                   ----------        ----------       ----------
   Accrued postretirement
        benefit cost                             $ (1,447,143)       (1,440,085)      (1,391,496)
                                                   ==========        ==========       ==========

      Net  periodic   postretirement   benefit  cost   includes  the   following
      components:

                                                        2003              2002             2001
                                                      -------           -------          -------
Service cost                                     $     48,018            46,969           43,040
Interest cost                                         119,861           111,832          105,780
Amortized loss                                          6,312                --               --
                                                      -------           -------          -------
   Net periodic postretirement
        benefit cost                             $    174,191           158,801          148,820
                                                      =======           =======          =======

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.00%, 7.00%, and 7.25%, at the end of fiscal 2003, 2002, and 2001, respectively. For measurement purposes, the annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed to be 5.0% for 2003, 2002, and 2001; the rate is assumed to remain at 5.0% thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                   1% increase      1% decrease
                                                  -------------    -------------
Effect on total of service and interest
   cost components                                $       3,356    $    (5,034)
Effect on postretirement benefit obligation       $      47,945    $   (71,917)


                                       61                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

(18)  Income Taxes

      The following table presents the Domestic and Foreign components of income
      (loss) before income taxes and extraordinary item and the expense (benefit) for income taxes from continuing operations:

                                                                  Year ended June 30
                                                      2003              2002             2001
                                                   ----------        ----------       ----------
Income (loss) before income taxes
   and extraordinary item:
        Domestic                                 $  4,787,907         7,947,190       18,613,968
        Foreign                                    (8,444,361)       (4,320,324)              --
                                                   ----------        ----------       ----------
                                                 $ (3,656,454)        3,626,866       18,613,968
                                                   ==========        ==========       ==========
Income tax expense (benefit) consists of:
   Current:
      Federal                                    $   (411,978)        1,407,316        6,151,164
      State and local                                (181,700)           74,230          595,861
      Foreign                                              --                --               --
                                                   ----------        ----------       ----------
        Total current                                (593,678)        1,481,546        6,747,025
                                                   ----------        ----------       ----------
   Deferred:
      Federal                                         747,754          (306,857)        (333,599)
      State and local                                 644,192             4,793          (13,426)
      Foreign                                        (662,268)       (1,584,482)             --
                                                   ----------        ----------       ----------
        Total deferred                                729,678        (1,886,546)        (347,025)
                                                   ----------        ----------       ----------
        Total income taxes                       $    136,000          (405,000)       6,400,000
                                                   ==========        ==========       ==========

      Certain tax benefits are not reflected in income taxes in the statement of operations. Such benefits of $366,032, $515,409, and $5,375,231 in fiscal 2003, 2002, 2001, respectively, relate to the Company's required additional minimum pension liability (fiscal 2003 and 2002), stock options (fiscal 2003, 2002 and 2001) and restricted stock awards (fiscal 2003). These net tax benefits have been recorded in stockholders' equity and reduced taxes payable by $68,477, $460,672 and $5,375,231 in fiscal 2003, 2002 and 2001, respectively, and reduced the net deferred tax liability by $297,555 and $54,737 in fiscal 2003 and 2002, respectively.


                                       62                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

      A reconciliation of the expected consolidated income tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes and extraordinary item, to income tax expense (benefit), is as follows:

                                                      2003              2002             2001
                                                   ----------        ----------       ----------
Expected consolidated income tax expense
   (benefit)                                     $ (1,243,194)        1,233,134        6,328,749
State taxes, net of Federal benefit                   305,245            52,156          384,407
Nontaxable interest income                           (659,566)         (867,624)        (815,095)
Increase in valuation allowance                     2,671,408                --               --
Foreign tax rate differential                        (321,777)               --               --
Adjustment of prior years' taxes                     (158,420)               --               --
Export tax benefits                                  (278,123)         (238,000)              --
Research credits                                     (184,939)         (591,038)              --
Other, net                                              5,366             6,372          501,939
                                                   ----------         ---------        ---------
                                                 $    136,000          (405,000)       6,400,000
                                                   ==========         =========        =========

      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002 are presented below:

                                                                        2003             2002
                                                                     ----------       ----------
Deferred tax assets:
   Inventories                                                     $    942,174        1,082,273
   Deferred compensation                                                251,853          246,063
   Retirement benefits                                                  569,840          140,823
   Postretirement benefits                                              549,914          547,232
   Restricted stock                                                     290,016          506,323
   Nondeductible reserves                                               139,756          176,700
   Net unrealized loss on investments                                   343,623          535,600
   Federal and state tax credit carryforwards                           528,280          710,734
   Foreign and state net operating loss carryforwards                 4,851,135        2,439,857
   Other                                                                     --           21,674
                                                                     ----------       ----------
      Gross deferred tax assets                                       8,466,591        6,407,279
   Valuation allowance                                               (3,015,031)        (535,600)
                                                                     ----------       ----------
      Net deferred tax assets                                         5,451,560        5,871,679
Deferred tax liabilities:
      Plant and equipment, principally due to differences
         in depreciation                                             (2,219,016)      (2,875,725)
      Intangible assets including goodwill                           (1,615,695)        (923,451)
      Reinvestment reserve                                           (2,086,179)      (2,073,568)
                                                                     ----------       ----------
         Net deferred tax liabilities                                (5,920,890)      (5,872,744)
                                                                     ----------       ----------
         Net deferred taxes                                        $   (469,330)          (1,065)
                                                                     ==========       ==========


                                       63                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

                                                   2003             2002
                                                ----------       ----------
Presented as:
      Current deferred tax asset              $  1,132,016        1,356,294
      Long-term deferred tax liability          (1,601,346)      (1,357,359)
                                                ----------       ----------
                                              $   (469,330)          (1,065)
                                                ==========       ==========

      Under the income tax law of the Netherlands, the gain related to the insurance claim on the assets of Anaren Europe destroyed in the fire (as discussed at note 2) can be deferred until replacement assets are acquired by Anaren Europe. If the assets are not replaced, a tax gain will be recognized for Dutch tax purposes that will be offset by the tax loss carryforward.

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

      The Company has recorded a valuation allowance of $2,671,408 with respect to the foreign net operating loss carryforwards as these deferred tax benefits may not be realized. The Company has net unrealized losses on securities available-for-sale of $904,270 and $1,409,474 at June 30, 2003 and 2002, respectively. If realized, these losses would be characterized for income tax purposes as capital losses, which may only be used to offset capital gains. As a result of this limitation on utilization, at June 30, 2003 the Company has a valuation allowance of $343,623 with respect to the unrealized losses on securities available-for-sale, representing a decrease of $191,977 from June 30, 2003. Therefore, no net tax benefit for the unrealized losses on securities available-for-sale has been recorded in stockholders' equity. The Company has recorded a net increase in the deferred tax asset valuation allowance of $2,479,431.

      Based upon the level of historical taxable income and projections for future taxable income, management believes that it is more likely than not the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance.

      At June 30, 2003, the Company has Federal and State credit carryforwards of $617,599, the majority of which expire at various dates from 2015 through 2023. At June 30, 2003, the Company has foreign net operating losses of $14,009,952 which may be carried forward indefinitely. At June 30, 2003, the Company has state net operating loss carryforwards of $1,491,968 that begin to expire in 2007.

      Cash payments for income taxes (net of refunds received) were $678,329, $1,387,200, and $419,316 in fiscal 2003, 2002, and 2001, respectively.

      The Company's subsidiary in China will be eligible for a tax holiday for five years beginning with the first year taxable income exceeds the net operating loss carryforwards. The tax benefit varies during the five year holiday period, which has not yet commenced.


                                       64                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

(19)  Segment and Related Information

      (a)   Segments

            The Company operates predominately in the wireless communications, satellite communications, and space and defense electronics markets. The Company's two reportable segments are the Wireless Group and the Space and Defense Group. These segments have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products, and delivery channel, and are consistent with the way the Company organizes and evaluates financial information internally for purposes of making operating decisions and assessing performance.

            The wireless segment designs, manufactures, and markets commercial products used mainly by the wireless communications market. The space and defense segment of the business designs, manufactures, and markets specialized products for the radar and satellite communications markets. The revenue disclosures for the Company's reportable segments depict products that are similar in nature.


                                       65                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

            The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                            Corporate
                                                           Space and           and
                                            Wireless        defense        unallocated       Consolidated
                                           ----------      ----------     ------------       ------------
Net sales:
      2003                            $    51,029,263      28,890,528               --        79,919,791
      2002                                 47,497,015      26,071,304               --        73,568,319
      2001                                 61,709,080      23,116,195               --        84,825,275
Operating income (loss):
      2003                                (10,663,234)      4,731,424               --        (5,931,810)
      2002                                 (7,872,293)      7,716,040               --          (156,253)
      2001                                  6,550,461       5,060,803               --        11,611,264
Goodwill and intangible assets:
      June 30, 2003                        32,669,285              --               --        32,669,285
      June 30, 2002                        33,168,824              --               --        33,168,824
Identifiable assets:*
      June 30, 2003                        15,229,406       9,760,194      155,429,891       180,419,491
      June 30, 2002                        19,129,093      14,096,923      155,191,461       188,417,477
Depreciation:**
      2003                                  3,459,253       1,555,741               --         5,014,994
      2002                                  2,662,683       1,182,151               --         3,844,834
      2001                                  1,629,113       1,146,481               --         2,775,594
Intangibles amortization:***
      2003                                    499,539              --               --           499,539
      2002                                    428,261              --               --           428,261
      2001                                  1,624,913              --               --         1,624,913

            * Segment assets primarily include receivables, inventories, and property, plant, and equipment related to business acquisitions. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable debt securities, other receivables, prepaid expenses, deferred income taxes, and property, and plant and equipment not specific to business acquisitions.


                                       66                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

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

            *** Amortization of intangible assets arising from business combinations, and patent amortization, is allocated to the segments based on the segment classification of the acquired or applicable operation.

      (b)   Geographic Information

            Net sales by geographic region are as follows:

                                                                                    Consolidated
                   United States     Asia Pacific       Europe        Americas       net sales
                   -------------     ------------      --------       --------      ------------
2003              $  44,336,275       14,816,375      18,042,485      2,724,656      79,919,791
2002                 51,922,978        6,963,158      12,354,336      2,327,847      73,568,319
2001                 63,223,230        3,301,608      11,826,444      6,473,993      84,825,275

      (c)   Customers

            In 2003, sales to one customer (approximately $9,427,000, related to the space and defense electronics segment) exceeded 10% of consolidated net sales. In 2002, sales to one customer (approximately $11,791,000, related to the space and defense electronics segment) exceeded 10% of consolidated net sales. In 2001, sales to two customers (approximately $13,012,000, relating to the wireless segment, and approximately $9,422,000, related to the space and defense electronics segment) exceeded 10% of consolidated net sales.


                                       67                            (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

(20)  Commitments

      The Company is obligated under contractual obligations and commitments to make future payments such as lease agreements and contingent commitments. The Company's obligations and commitments are as follows:

Year ending June 30:
      2004                                 $  1,009,623
      2005                                      833,387
      2006                                      769,028
      2007                                      525,267
      2008                                      495,311
      Thereafter                              2,615,663
                                              ---------
                                              6,248,279
      Less sublease income                      430,311
                                              ---------
                                           $  5,817,968
                                              =========

      Rent expense for the years ended June 30, 2003, 2002, and 2001 was $932,033, $811,294, and $616,422, respectively. Rent expense for fiscal 2003, 2002, and 2001 was offset by sublease income of $399,930, $376,678, and $367,566, respectively.

(21)  Concentrations

      The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks peculiar to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. Sales to the Government accounted for approximately 20%, 15%, and 9% of consolidated net sales in fiscal 2003, 2002, and 2001, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it is attempting to reduce its dependence on sales to the Government through development of its commercial electronics business.


                                       68                            (Continued)

                     ANAREN MICROWAVE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2003, 2002, and 2001

(22)  Supplemental Financial Information

                                            Balance                                                Balance
                                          at Beginning        Charge to                            at End
                                           of Period       Costs & Expenses     Deductions(1)     of Period
                                          ------------     ----------------     -------------     ---------
Year ending June 30, 2001
Allowance for uncollectible accounts      $   55,000            140,000                  --        195,000
Inventory reserve                                 --            642,275                  --        642,275

Year ending June 30,2002
Allowance for uncollectible accounts         195,000            386,798             (52,376)       529,422
Inventory reserve                            642,275          2,790,974          (1,183,249)     2,250,000

Year ending June 30, 2003
Allowance for uncollectible accounts         529,422            118,681            (403,292)       244,811
Inventory reserve                          2,250,000          1,279,641          (2,107,914)     1,421,727

(1) Represents write-offs of accounts receivable and inventory

                                                                   Exhibit 10.11

(23)  Quarterly Financial Data (Unaudited)

      The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2003 and 2002:

                                                                 2003 quarter ended
                                         -----------------------------------------------------------------
                                         September 30      December 31       March 31            June 30
                                         ------------      -----------      ----------          ----------
Net sales                               $  20,423,873       20,885,138      19,188,954          19,421,826
Gross profit                                5,391,507        5,570,516       5,027,902           4,778,465
Net income (loss)                             146,206          475,168        (958,109)         (3,455,719)
Net income (loss) per common share:
   Basic income (loss) per share        $        0.01      $      0.02     $     (0.04)        $     (0.16)
   Diluted income (loss) per share               0.01             0.02           (0.04)              (0.16)


                                                                   2002 quarter ended
                                         -----------------------------------------------------------------
                                         September 30      December 31       March 31            June 30
                                         ------------      -----------      ----------          ----------
Net sales                                $ 15,001,191       17,244,979      19,821,239          21,500,910
Gross profit                                5,131,053        4,467,752       6,370,719           6,229,198
Income (loss) before
      extraordinary item                    1,374,484         (351,643)        996,328           2,012,696
Extraordinary item - gain on
      acquisition                                  --        3,407,244              --                  --
Net income                                  1,374,484        3,055,601         996,328           2,012,696
Net income (loss) per common share:
   Basic income (loss) per share:
      Income (loss) before
           extraordinary item            $       0.06            (0.02)           0.04                0.09
      Extraordinary item - gain on
           acquisition                             --             0.15              --                  --
      Net income                                 0.06             0.13            0.04                0.09
   Diluted income (loss) per share:
      Income (loss) before
           extraordinary item                    0.06            (0.02)           0.04                0.09
      Extraordinary item - gain on
           acquisition                             --             0.15              --                  --
      Net income                                 0.06             0.13            0.04                0.09


      Income per share amounts for each quarter are required to be computed independently. As a result, their sum does not necessarily equal the total year income per share amounts.