Form 10-Q
period 2003-09-30
ANAREN  INC
filed 2003-11-03
CIK 6314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      The number of shares of Registrant's Common Stock outstanding on October 23, 2003 was 21,619,532.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

    Item 1. Financial Statements

            Consolidated Condensed Balance Sheets as of                     3
            September 30, 2003 and June 30, 2003 (unaudited)

            Consolidated Condensed Statements of Earnings                   4
            for the Three Months Ended September 30,
            2003 and 2002 (unaudited)

            Consolidated Condensed Statements of Cash Flows                 5
            for the Three Months Ended September 30,
            2003 and 2002 (unaudited)

            Notes to Consolidated Condensed Financial                       6
            Statements (unaudited)

    Item 2. Management's Discussion and Analysis                           12
            of Financial Condition and Results of Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk     20

    Item 4. Controls & Procedures                                          21

PART II - OTHER INFORMATION

    Item 5. Submission of Matters to a Vote of Security Holders            21

    Item 6. Exhibits and Reports on Form 8-K                               21

  Officer Certifications                                                 23 - 26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         ANAREN, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                      September 30, 2003 and June 30, 2003
                                  (Unaudited)

                   Assets                                            September 30, 2003          June 30, 2003
                   ------                                            ------------------          -------------
Current assets:
    Cash and cash equivalents                                           $   8,423,228            $  11,062,662
    Securities available for sale (note 3)                                  6,296,327                5,682,260
    Securities held to maturity (note 3)                                   79,270,848               87,584,016
    Receivables, less allowance of $234,662
      and $245,000, respectively                                           10,655,163                9,317,941
    Inventories (note 4)                                                   15,250,744               15,671,659
    Interest and other receivables                                          2,438,000                  823,189
    Refundable income taxes                                                 2,449,733                  876,220
    Deferred income taxes                                                   1,093,916                1,132,016
    Prepaid expenses and other current assets                               1,264,618                1,235,325
                                                                        -------------            -------------
                Total current assets                                      127,142,577              133,385,288
                                                                        -------------            -------------

Securities held to maturity (note 3)                                       31,730,102               23,394,382
Property, plant and equipment, net (note 5)                                21,244,637               23,639,821
Goodwill                                                                   30,715,861               30,715,861
Other intangible assets, net of accumulated amortization
    of $1,196,427 at September 30, 2003
    and $1,071,542 at June 30, 2003 (note 1)                                1,828,540                1,953,424
                                                                        -------------            -------------
                Total assets                                            $ 212,661,717            $ 213,088,776
                                                                        =============            =============

      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                    $   4,556,868            $   4,380,459
    Accrued expenses (note 6)                                               2,111,987                2,477,670
    Income taxes payable                                                      407,494                   66,594
    Other current liabilities (note 8)                                        242,759                  225,534
                                                                        -------------            -------------
                Total current liabilities                                   7,319,108                7,150,257
Deferred income taxes                                                       1,601,346                1,601,346
Postretirement benefit obligation                                           3,402,145                3,302,532
Other liabilities (note 8)                                                    423,857                  437,236
                                                                        -------------            -------------
                Total liabilities                                          12,746,456               12,491,371
                                                                        -------------            -------------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 25,712,354 shares
       at September 30, 2003 and 25,681,854 at June 30, 2003                  257,124                  256,818
    Additional paid-in capital                                            168,977,547              168,805,153
    Unearned compensation                                                    (310,038)                (381,588)
    Accumulated other comprehensive loss                                     (590,619)              (1,216,961)
    Retained earnings                                                      45,074,050               43,290,143
                                                                        -------------            -------------
                                                                          213,408,064              210,753,565
    Less cost of 4,102,522 and 3,820,822 treasury shares
      at September 30, 2003 and June 30, 2003                              13,492,803               10,156,160
                                                                        -------------            -------------
                Total stockholders' equity                                199,915,261              200,597,405
                                                                        -------------            -------------
Total liabilities and stockholders' equity                              $ 212,661,717            $ 213,088,776
                                                                        =============            =============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           September 30, 2003 and 2002
                                   (Unaudited)

                                                                  2003           2002
                                                                  ----           ----
Net sales                                                    $ 18,270,673   $ 19,197,817

Cost of sales                                                  12,311,778     13,008,271
                                                             ------------   ------------
        Gross profit                                            5,958,895      6,189,546
                                                             ------------   ------------

Operating expenses:
        Marketing                                               1,585,466      1,597,483
        Research and development                                1,421,782      1,401,061
        General and administrative                              1,838,399      2,140,563
                                                             ------------   ------------
              Total operating expenses                          4,845,647      5,139,107
                                                             ------------   ------------

Operating income                                                1,113,248      1,050,439

Other income, primarily interest                                  467,976        647,011
Interest expense                                                   (2,972)       (19,522)
                                                             ------------   ------------

Income before income taxes                                      1,578,252      1,677,928

Income tax expense                                                381,000        378,000
                                                             ------------   ------------

Net income from continuing operations                        $  1,197,252   $  1,299,928
                                                             ============   ============

Discontinued operations:
        Loss from discontinued
          operations of Anaren Europe (note 9)                 (1,213,345)    (1,483,722)
        Income tax benefit                                     (1,800,000)      (330,000)
                                                             ------------   ------------
        Net income (loss) from discontinued
          operations                                              586,655     (1,153,722)
                                                             ------------   ------------
Net income                                                   $  1,783,907   $    146,206
                                                             ============   ============

Basic earnings per share:
        Income from continuing operations                           $0.05          $0.06
        Income (loss) from discontinued
          operations                                                $0.03         ($0.05)
                                                                    -----          -----
          Net income                                                $0.08          $0.01
                                                                    =====          =====
Diluted earnings per share:
        Income from continuing operations                           $0.05          $0.06
        Income (loss) from discontinued
          operations                                                $0.03         ($0.05)
                                                                    -----          -----
          Net income                                                $0.08          $0.01
                                                                    =====          =====

Shares used in computing net earnings
  per share:

        Basic                                                  21,757,734     22,331,289
                                                             ============   ============
        Diluted                                                22,352,927     22,811,612
                                                             ============   ============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended
                           September 30, 2003 and 2002
                                   (Unaudited)

Cash flows from operating activities:                                  2003           2002
                                                                       ----           ----
     Net income                                                   $  1,783,907   $    146,206
     Net income (loss) from discontinued operations                    586,655     (1,153,722)
                                                                  ------------   ------------
     Net income from continuing operations                           1,197,252      1,299,928
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                                  997,964        931,023
         Amortization of intangibles                                   124,885        124,885
         Provision for doubtful accounts                                (8,205)            --
         Deferred income taxes                                          38,100        (37,799)
         Unearned compensation                                          71,550        159,177
         Changes in operating assets and liabilities,
           net of acquisition:
           Receivables                                              (1,366,549)       842,238
           Inventories                                                 (69,491)       (38,485)
           Interest and other receivables                               53,099         98,673
           Other current assets                                       (309,546)      (191,125)
           Refundable income taxes                                     226,487             --
           Accounts payable                                            371,604       (253,003)
           Accrued expenses                                             54,153        392,749
           Customer advance payments                                        --       (309,990)
           Other liabilities                                           107,681          9,132
                                                                  ------------   ------------
             Net cash provided by continuing operations              1,488,984      3,179,971
             Net cash used for discontinued operations                 (75,750)    (1,045,330)
                                                                  ------------   ------------
             Net cash provided by operating activities               1,413,234      2,134,641
Cash flows from investing activities:
     Capital expenditures                                             (878,447)    (2,116,052)
     Net maturities (purchases) of marketable debt and
       equity securities                                               (22,553)     4,156,029
                                                                  ------------   ------------
             Net cash provided by (used in) investing activities      (901,000)     2,039,977
                                                                  ------------   ------------
Cash flows from financing activities:
     Stock options exercised                                           172,701             --
     Purchase of treasury stock                                     (3,336,643)      (593,700)
                                                                  ------------   ------------
             Net cash used in financing activities                  (3,163,942)      (593,700)
                                                                  ------------   ------------
     Effect of exchange rates                                           12,274        (75,328)
                                                                  ------------   ------------
             Net decrease in cash
               and cash equivalents                                 (2,639,434)     3,505,590
Cash and cash equivalents at beginning of period                    11,062,662     12,565,424
                                                                  ------------   ------------
Cash and cash equivalents at end of period                        $  8,423,228   $ 16,071,014
                                                                  ============   ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                                   $         --   $     19,522
                                                                  ============   ============
       Income taxes, net of refunds                               $      2,000   $    150,000
                                                                  ============   ============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2004, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three months ended September 30, 2003 and 2002 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Intangible Assets

INTANGIBLE ASSETS:

Intangible assets as of September 30, 2003 are as follows:

                                              Gross Carrying     Accumulated
                                                  Amount         Amortization
                                              --------------     ------------

Patent                                          $  574,966        $  305,451
Customer Base                                    1,350,000           468,750
Trade Name                                         320,000           222,225
Non-Competition Agreements                         180,000            75,000
Favorable Lease                                    600,000           125,000
                                                ----------        ----------
     Total                                      $3,024,966        $1,196,426
                                                ==========        ==========

Intangible asset amortization expense for the three month period ended September 30, 2003 and 2002 aggregated $124,885. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending June 30,
                2004                                             $ 499,539
                2005                                             $ 410,645
                2006                                             $ 392,871
                2007                                             $ 362,879
                2008                                             $  97,500

NOTE 2: Stock-Based Compensation

The Company measures compensation expense for its stock option-based employee compensation plans using the intrinsic value method. The following table sets forth the pro forma effect of these plans as if the fair value-based method had been used to measure compensation expense.

                                                         Three months ended    Three months ended
                                                         September 30, 2003    September 30, 2002
                                                         ------------------    ------------------
Net income, as reported                                    $   1,783,907          $     146,206

Fair value-based stock based
compensation cost, net of tax                                  2,075,992              2,187,164
                                                           -------------          -------------
Pro forma net loss                                         $    (292,085)         $  (2,040,958)
                                                           =============          =============

Net income (loss) per share:
     Basic                                                 $        0.08          $        0.01
     Diluted                                               $        0.08          $        0.01

Pro forma net loss per share:
     Pro forma basic                                       $       (0.01)         $       (0.09)
     Pro forma diluted                                     $       (0.01)         $       (0.09)

NOTE 3: Marketable Securities

Marketable securities are summarized as follows:

                                                         September 30, 2003       June 30, 2003
                                                         ------------------       -------------
Marketable debt securities - held-to-maturity               $111,000,950           $110,978,398
Marketable equity securities - available for sale              6,296,327              5,682,260
                                                            ------------           ------------
Total                                                        117,297,277            116,660,658
Current portion                                               85,567,175             93,266,276
                                                            ------------           ------------
Long term                                                   $ 31,730,102           $ 23,394,382
                                                            ============           ============

NOTE 4: Inventories

Inventories are summarized as follows:

                                                         September 30, 2003       June 30, 2003
                                                         ------------------       -------------
                 Component parts                            $  9,080,521           $  8,810,207
                 Work in process                               5,255,439              5,627,150
                 Finished goods                                2,751,965              2,656,029
                                                            ------------           ------------
                                                            $ 17,087,925           $ 17,093,386
                 Reserve for obsolescence                     (1,837,181)            (1,421,727)
                                                            ------------           ------------
                 Net inventory                              $ 15,250,744           $ 15,671,659
                                                            ============           ============

NOTE 5: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                                         September 30, 2003        June 30, 2003
                                                          ------------------       -------------
        Land and land improvements                           $ 1,595,821            $ 1,595,821
        Buildings, furniture and fixtures                     13,670,416             12,944,778
        Machinery and equipment                               45,468,096             47,590,955
                                                             -----------            -----------
                                                             $60,734,333            $62,131,554
        Less accumulated depreciation
         and amortization                                     39,489,696             38,491,733
                                                             -----------            -----------
                                                             $21,244,637            $23,639,821
                                                             ===========            ===========

NOTE 6: Accrued Expenses

Accrued expenses consist of the following:

                                                         September 30, 2003        June 30, 2003
                                                          ------------------       -------------
        Compensation                                        $1,190,013               $  924,290
        Commissions                                            295,542                  355,098
        Health insurance                                       201,059                  290,424
        Restructuring (note 7)                                 196,604                  710,885
        Other                                                  228,768                  196,973
                                                            ----------               ----------
                                                            $2,111,986               $2,477,670
                                                            ==========               ==========

NOTE 7: Restructuring

The following is a rollforward of the balance of restructuring charges since the filing of the Company's Form 10-K Annual Report for the fiscal year ended June 30, 2003.

                                          Balance                                              Balance
                                          June 30,            Cash             Non-Cash      September 30,
                                            2003          Expenditures        Write-offs         2003
                                            ----          ------------        ----------         ----
        Severance payment                 $677,251         $(480,647)           $  --          $196,604
        Outplacement services
              and others                    33,634           (33,634)              --                --
                                          --------         ---------            ---            --------

                Total                     $710,885         $(514,281)           $  --          $196,604
                                          ========         =========            ===            ========

At September 30, 2003, outstanding liabilities related to the restructuring totaled $196,604 and are included in accrued expenses in the accompanying Balance Sheets and are expected to be paid in full over the next twelve months.

NOTE 8: Other Liabilities

      Other liabilities consist of the following:

                                     September 30, 2003       June 30, 2003
                                     ------------------       -------------

      Deferred compensation               $488,857               $502,236
      Other                                177,759                160,534
                                          --------               --------
                                           666,616                662,770
      Less current portion                 242,759                225,534
                                          --------               --------
                                          $423,857               $437,236
                                          ========               ========


NOTE 9: Discontinued Operations

On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. After completing production of the remaining customer orders under contract, during the first quarter, the Company ceased production at Anaren Europe and liquidated the remaining net assets of that operation through sale of equipment via auction. Included in other receivables, in the accompanying balance sheet, is a $1,493,377 receivable from the sale of the equipment. Effective with the reporting of our operating results for the first quarter ended September 30, 2003, the results of operations for Anaren Europe for both the current and prior year first quarters have been reclassified as discontinued operations in the statement of earnings. Components of the loss from discontinued operations of Anaren Europe for the quarter ended September 30, are the following:

                                                      2003             2002
                                                      ----             ----
      Net sales                                   $   640,468      $ 1,226,056
      Expenses                                     (1,071,524)      (2,709,778)
      Loss on sale of equipment                      (782,289)              --
                                                  -----------      -----------
      Net loss from discontinued operations       $(1,213,345)     $(1,483,722)
                                                  ===========      ===========

The Company also recorded an income tax benefit of $1,800,000 related to the disposal of its Anaren Europe operations.

NOTE 10: Net Income (Loss) Per Share

Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans. The weighted average number of common shares utilized in the calculation of the diluted income (loss) per share does not include antidilutive shares aggregating 2,137,400 and 2,115,700 at September 30, 2003 and 2002, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                                                              Three Months Ended
                                                                                              ------------------
                                                                                                 September 30
            Numerator:                                                                       2003            2002
                                                                                             ----            ----
            Net income from continuing operations                                         $ 1,197,252     $ 1,299,928
                                                                                          ===========     ===========

            Denominator:

            Denominator for basic earnings per share:
                              Weighted average shares outstanding                          21,757,734      22,331,289
                                                                                          ===========     ===========
            Denominator for diluted earnings per share:
                              Weighted average shares outstanding                          21,757,734      22,331,289
                              Common stock options
                                and restricted stock                                          595,193         480,323
                                                                                          -----------     -----------
            Weighted average shares and conversions                                        22,352,927      22,811,612
                                                                                          ===========     ===========

NOTE 11: Segment Information

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                            Space &      Corporate and
                                            Wireless        Defense        Unallocated     Consolidated
                                            --------        -------        -----------     ------------
Net sales:
     Three months ended:
       September 30, 2003                $ 11,526,589       6,744,084              --      $ 18,270,673
       September 30, 2002                $ 11,882,290       7,315,527              --      $ 19,197,817

Operating income (loss):
     Three months ended:
       September 30, 2003                    (109,808)      1,223,055              --         1,113,247
       September 30, 2002                    (609,710)      1,660,149              --         1,050,439

Goodwill and intangible assets:
     September 30, 2003                    32,544,401              --              --        32,544,401
     June 30, 2003                         32,669,285              --              --        32,669,285

Identifiable assets:*
       September 30, 2003                  14,716,365      10,633,899     154,767,052       180,117,316
       June 30, 2003                       14,145,826       9,760,194     156,513,471       180,419,491

Depreciation:**
     Three months ended:
       September 30, 2003                     563,637         434,327              --           997,964
       September 30, 2002                     560,981         370,042              --           931,023

Intangibles amortization: ***
     Three months ended:
       September 30, 2003                     124,885              --              --           124,885
       September 30, 2002                     124,885              --              --           124,885

      * Segment assets primarily include receivables and inventories. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable securities, other receivables, prepaid expenses, deferred income taxes, property, plant and equipment not specific to business acquisitions and assets associated with discontinued operations of Anaren Europe.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis set forth below reviews the Company's operating results for the three months ended September 30, 2003 and 2002 and its financial condition at September 30, 2003. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of September 30, 2003 and June 30, 2003, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2003 and 2002.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Lucent Technologies, Motorola, Nokia, Nortel Networks, and Powerwave and to satellite communications and defense electronics companies such as Boeing Satellite, I.T.T., Lockheed Martin, Northrup Grumman, Raytheon and TRW.

The Company generally recognizes sales at the time products are shipped to customers, provided that persuasive evidence of an arrangement exists, the sales price is fixed or easily determinable, collectibility is reasonably assured and title and risk of loss has passed to the customer. Title and the risks and rewards of ownership of products are generally transferred at the time of shipment. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. Annually, a small percentage of sales are derived from long-term fixed-price contracts for the sale of large space and defense electronics products. Sales and estimated profits under long-term contracts are recognized using the percentage of completion method of accounting on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.

In February 2002, the Company created a new subsidiary, Anaren Communications Suzhou Company, Ltd., and leased a 24,000 square foot facility in Suzhou Industrial Park in Suzhou China. Presently, the facility has a staff of 33 and is expected to continue to add personnel during the second quarter to support production for a custom wireless program for a European based customer. It is anticipated that this facility will serve all of the Company's Asian customers and, when possible, will be used to facilitate procurement of raw materials in China for all the Company's subsidiaries.

On July 10, 2003, after several reorganizations and restructuring, the Company announced its decision to dispose of its Anaren Europe subsidiary due to continuing low sales levels and large operating losses. This facility ceased production during the first quarter, an auction was held and all remaining equipment was sold in September 2003. This subsidiary is now being accounted for as a discontinued operation in the statements of earnings for both the first quarters ended September 30, 2003 and 2002. Included in the results of discontinued operations for the first quarter of fiscal 2004 are a loss on the sale of equipment of $782,000 and a U.S. tax benefit of $1,800,000 resulting from losses attributable to Anaren Europe.

The Company's original investment in Celeritek common stock averaged approximately $8.47 a share and totaled $6.6 million. During the three month period ended September 30, 2003 the market value of Celeritek common stock has fluctuated substantially, and the stock has at times traded above the cost of the Company's investment. This investment had a market value at September 30, 2003 of approximately $6,296,130, a decline of $290,368. The Company considers this to be a temporary decline in market value and it has been recorded as a component of "accumulated other comprehensive loss" in shareholders equity.

Net sales from continuing operations for the first quarter ended September 30, 2003 were $18,271,000, down 4.8% from net sales from continuing operations of $19,198,000 for the first quarter of last fiscal year. Income from continuing operations for the first quarter of fiscal 2004 was $1,197,000, or $0.05 a share, while the income from discontinued operations, including a federal tax benefit of $1.8 million, was $587,000, or $0.03 a share, resulting in net income of $1,784,000, or $0.08 a share. This compares to income from continuing operations of $1,300,000, or $0.06 per diluted share, and a loss of ($1,154,000), or ($0.05) per diluted share, from discontinued operations, resulting in net income of $146,000, or $0.01 per share, for the first quarter of last year.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                       Three Months Ended
                                                Sept. 30, 2003    Sept. 30, 2002
                                                --------------    --------------

Net Sales                                            100.0%           100.0%

Cost of sales                                         67.4%            67.8%
                                                     -----            -----
Gross profit                                          32.6%            32.2%
                                                     -----            -----

Operating expenses:
   Marketing                                           8.7%             8.3%
   Research and development                            7.8%             7.3%
   General and administrative                         10.0%            11.1%
                                                     -----            -----
     Total operating expenses                         26.5%            26.7%
                                                     -----            -----

Operating income                                       6.1%             5.5%
                                                     -----            -----

Other income (expense):
   Interest expense                                   (0.0%)           (0.1%)
   Other, primarily interest income                    2.6%             3.4%
                                                     -----            -----
     Total other income, net                           2.6%             3.3%
                                                     -----            -----

Income from continuing operations
  before income taxes                                  8.7%             8.8%
Income taxes                                           2.1%             2.0%
                                                     -----            -----
Income from continuing operations                      6.6%             6.8%
                                                     -----            -----
Discontinued operations:
   Loss from discontinued operations
     of Anaren Europe                                 (6.6%)           (7.7%)
   Income tax benefit                                 (9.8%)           (1.7%)
                                                     -----            -----
   Income (loss) from discontinued operations          3.2%            (6.0%)
                                                     -----            -----

     Net income                                        9.8%             0.8%
                                                     =====            =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                       Three Months Ended
                                                          September 30
                                                       ------------------
                                                        2003       2002
                                                        ----       ----
Wireless                                              $11,527     $11,882
Space and Defense                                       6,744       7,316
                                                      -------     -------
                                                      $18,271     $19,198
                                                      =======     =======

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net sales. Net sales decreased $927,000, or 4.8%, to $18.3 million for the three months ended September 30, 2003, compared to $19.2 million for the first quarter of the previous fiscal year. This decrease resulted from a $355,000 (3.0%) drop in shipments of Wireless infrastructure products and a $572,000 (7.8%) decrease in sales of Space and Defense products.

The decrease in sales of Wireless products, which consist of standard surface mount components and custom subassemblies for use in building wireless base station equipment, was the result of Company efforts to eliminate certain unprofitable ferrite products from its product lines. This effort resulted in a decline of $1.2 million in shipments of low or no margin ferrite products in the first quarter of fiscal 2003. This decline was partially offset by a $292,000, or 10.7%, increase in sales of surface mount components and a $587,000, or 23.5%, increase in sales of wireless custom components, both of which reflect a small increase in worldwide base station component demand during the quarter.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales in the Space and Defense group fell $572,000, or 7.8%, in the first quarter of fiscal 2004, compared to the same quarter in the prior fiscal year. This decrease in shipments resulted from the completion of shipments under the Boeing Spaceway program in the fourth quarter of fiscal 2003. This program accounted for over $4.0 million in shipments in fiscal 2003 and $1.0 million in the first quarter of last year. Sales in the Space and Defense segment are expected to average approximately $6.5 million per quarter in fiscal 2004.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the first quarter of fiscal 2004 was $6.0 million (32.6% of net sales), down $200,000 from $6.2 million (32.2% of net sales) for the same quarter of the prior year. The small rise in gross margin as a percent of sales, despite the drop in revenue year over year and an additional $235,000 increase in the inventory obsolescence reserve, was a result of the $1.2 million decrease in sales of low margin ferrite products, coupled with an increase in sales of higher margin surface mount and custom wireless components in the current first quarter compared to the first quarter last year. The Company expects gross margins to continue to improve with further increases in sales levels.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.6 million (8.7% of net sales) for the first quarter of fiscal 2004, unchanged from $1.6 million (8.3% of net sales) for the first quarter of fiscal 2003, as a budgeted decline in advertising expenditures was large enough to offset the increase in expense to fund three new geographic product line marketing positions.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $1.4 million (7.8% of net sales) in the first quarter of fiscal 2004, unchanged from $1.4 million (7.3% of net sales) for the first quarter of fiscal 2003. Research and development expenditures are supporting further development of wireless infrastructure products and new wireless networking product opportunities. The Company does not expect to significantly reduce its current research and development efforts in the near term and is presently working on a number of new standard wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, and intangible amortization, travel related expenses and other corporate costs. General and administrative expenses decreased 14.1% to $1.8 million (10.0% of net sales) for the first quarter of fiscal 2004 from $2.1 million (11.1% of net sales) for the first quarter of fiscal 2003.

The decrease in general and administrative costs in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was a result of restructuring by the Company in the second half of fiscal 2003 and reductions in spending for professional services and outside consulting in the current first quarter.

Operating Income. Operating income increased slightly in the first quarter of fiscal 2004 to $1,113,000 (6.1% of sales) from $1,030,000 (5.5% of net sales)
for the first quarter of fiscal 2003. On a reporting segment basis, the Wireless operating loss was $110,000 for the first quarter of fiscal 2004 an improvement of $500,000 from a Wireless operating loss of $610,000 for the first quarter of fiscal 2003. The main reason for the decrease in Wireless loss in the current first quarter was the restructuring and cost reduction activities in the second half of fiscal 2003, which lowered Wireless operating costs, and the discontinuation of some low margin wireless ferrite products.

Space and Defense operating income fell $437,000 in the first quarter of fiscal 2004 to $1.2 million compared to $1.7 million in the first quarter of fiscal 2003. This decrease resulted from the lower sales volume and a change in product mix during the current first quarter compared to the first quarter last year. This year's first quarter sales included more volume attributable to military programs, while sales in the first quarter last year consisted of more profitable commercial space programs.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the first quarter of fiscal 2004 was $3,000 (0.0% of net sales) compared to $20,000 (0.1% of net sales) for the first quarter of fiscal 2003.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 27.7% to $468,000 (2.6% of net sales) for the quarter ended September 30, 2003, from $647,000 (3.4% of net sales) for the same quarter last year. This decrease was caused mainly by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Fund rates. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the first quarter of fiscal 2004 were $381,000 (2.1% of net sales), representing an effective tax rate of 24.1%. This compares to income tax expense of $378,000 (2.0% of net sales) for the first quarter of fiscal 2003, representing an effective tax rate of 22.5%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss.

Discontinued Operations. On July, 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter, the Company ceased production at Anaren Europe and liquidated the remaining net assets of that operation. Effective with this 10-Q Quarterly Report for the first quarter ended September 30, 2003, the results of operations for Anaren Europe for both the current and prior year first quarters have been reclassified as discontinued operations in the statements of earnings. The results from discontinued operations for the first quarter ended September 30, 2003 include a loss of $782,000 to recognize the difference between the estimated and actual realized value of liquidated equipment, and a federal tax benefit of $1.8 million resulting from losses attributable to Anaren Europe. It is anticipated that an additional $600,000 to $700,000 of expenses from discontinued operations will be incurred over the next 3 to 6 months to return the facility to its original condition, pay lease termination costs, and pay cost of employees to close the facility.

Critical Accounting Policies

The methods, estimates and judgments management uses in applying the Company's most critical accounting policies have a significant impact on the results reported in the Company's financial statements. The U.S.Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of Anaren's financial condition and results, and that require management to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical policies include: valuation of accounts receivable, which impacts general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles and long-lived assets; and accounting for income taxes, which impacts the valuation allowance and the effective tax rate. Management reviews the estimates, including but not limited to allowance for doubtful accounts, inventory reserves and income tax valuations, on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could differ from these estimates.

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

Long-lived assets with estimated useful lives are depreciated to their residual values over those useful lives in proportion to the economic value consumed. Long-lived assets are tested for impairment at the group level, which is usually an economic unit such as a manufacturing facility or department, which has a measurable economic output or product. Long-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and exceeds its fair market value. This circumstance exists if the carrying amount of the assets in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by the discounted cash flow, or in the case of negative cash flow an independent market appraisal, of the asset.

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

Liquidity and Capital Resources

Net cash provided by operations for the three months ended September 30, 2003 and the three months ended September 30, 2002 was $1.4 million and $2.1 million, respectively. The positive cash flow from operations was due primarily to the profit before depreciation in both years and in the current year was decreased by the rise in receivables, while the prior fiscal year was augmented by the decline in accounts receivable.

Net cash used in investing activities consists of funds used to purchase capital equipment in both years. Capital equipment purchases in the first quarter of fiscal 2004 were $878,000, down 59% from $2.1 million in capital equipment expenditures in the first quarter of fiscal 2003. Additionally, in fiscal 2003 maturities of marketable securities provide $4.2 million of investing activities cash.

Net cash used for financing activities was $3.2 million in the first quarter of fiscal 2004 and $594,000 in the first quarter of last year. Cash was used in the current first quarter of fiscal 2004 for the purchase of 281,700 treasury shares, net of $173,000 received for the exercise of stock options. Funds used in the first quarter of last fiscal year were used to purchase 71,800 treasury shares.

During the remainder of fiscal 2003, the Company anticipates that its main cash requirements will be for additions to capital equipment and the purchase of additional Treasury shares. Capital expenditures, including purchases of $878,000 made in the first quarter, are expected to total between $3.0 and $4.0 million for fiscal 2004 (4-5% of sales) and will be funded by existing cash balances.

The Company expects to continue to purchase Treasury shares in the open market under the current board authorization, depending on market conditions. At September 30, 2003, under the current board authorization of 2.0 million shares, the Company has 958,000 shares remaining to purchase.

At September 30, 2003, the Company had approximately $125.8 million in cash, cash equivalents, and marketable securities and no debt, and has had positive operating cash flow for over eight years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                            Payment Due by Period
                                                            ---------------------
                                                     Less
                                        Total       than 1 Yr.     2-3 Yrs       4-5 Yrs    Over 5 Yrs
                                        -----       ---------      -------       -------    ----------
Contractual obligations
Operating leases - facilities        $5,545,798     $893,912      $1,424,798    $870,226    $2,356,862
Deferred compensation                   483,807       65,000         130,000     130,000       158,807

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. Because these statements are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statements. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that are currently derived immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely effected and the trading price of our common stock could decline and you may lose all or part of your investment. Such factors include, but are not limited to:

o     current unpredictable wireless market conditions;

o the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability;

o     decreased capital expenditures by wireless service providers;

o     successfully securing new designs wins from our OEM customers;

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

o diversion of defense spending away from the Company's products and/or technologies due to on-going military operations;

o     increased pricing pressure and increased competition;

o the failure of wireless customers' annual procurement forecasts to result in future sales;

o our ability to successfully finalize the shutdown of our Anaren Europe operation which may result in additional costs related to disposal of its assets, environmental clean-up, termination of Anaren Europe's facility lease and other related issues;

o     potential impairments of assets including investment values and goodwill;

o     foreign currency fluctuations;

o litigation relating to Anaren's ownership interest in Celeritek or a potential transaction with Celeritek, or litigation or adverse regulatory action involving antitrust, intellectual property, product warranty, product liability, tax and other issues.

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

As of September 30, 2003, the Company had cash, cash equivalents and marketable securities of $125.8 million, of which approximately $119.5 million consisted of cash and highly liquid investments in marketable debt securities and $6.3 million consisted of marketable equity securities. The marketable debt securities at date of purchase normally have maturities between one and eighteen months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from September 30, 2003 rates, or 0.15%, would have reduced net income and cash flow by approximately $45,000, or $0.002 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company currently owns equity investments held for sale with a market value of approximately $6.3 million. Fluctuations in market value of these securities are presently considered to be temporary and are charged to stockholders' equity monthly. A theoretical 10.0% decline in market value of these securities would result in a $630,000 reduction in stockholders' equity. In the future, if the decline in value of these securities is considered other than temporary, then the full decline in value experienced to the date of impairment will be reflected in the then current period income statement.

All of the Company's sales from its domestic U.S. subsidiaries to foreign customers are denominated in United States dollars and, accordingly, are not exposed to foreign currency exchange risk.

Item 4. Controls and Procedures

      1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

      2. Changes in internal controls. During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 5. Submission of Matters to a Vote of Security Holders

      None.

Item 6. Exhibits and Reports on Form 8-K

Item 6(a) Exhibits

      31    RULE 13a-14(a) CERTIFICATION,

      32    SECTION 1350 CERTIFICATION,

Item 6(b) Reports on Form 8-K

      The Company filed a current report on Form 8-K on July 10, 2003 with respect to the announcement of the disposal of its Anaren Europe facility.

      The Company filed a current report on Form 8-K on August 12, 2003 with respect to its Results of Operations for the fourth quarter and year ended June 30, 2003.

      The Company filed a current report on Form 8-K on October 23, 2003 with respect to its Results of Operations for the first quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Anaren, Inc.
                                       (Registrant)

Date: October 30, 2003                 /s/ Lawrence A. Sala
                                       ---------------------------------------
                                       Lawrence A.Sala
                                       President & Chief Executive Officer

Date: October 30, 2003                 /s/ Joseph E. Porcello
                                       ---------------------------------------
                                       Joseph E. Porcello
                                       Vice President of Finance and Treasurer