Form 10-Q
period 2003-12-31
ANAREN  INC
filed 2004-02-06
CIK 6314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003
                               -----------------

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

      Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      The number of shares of Registrant's Common Stock outstanding on February 5, 2004 was 20,547,782.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

    Item 1. Financial Statements

            Consolidated Condensed Balance Sheets as of                    3
            December 31, 2003 and June 30, 2003 (unaudited)

            Consolidated Condensed Statements of Earnings                  4
            for the Three Months Ended December 31,
            2003 and 2002 (unaudited)

            Consolidated Condensed Statements of Earnings                  5
            for the Six Months Ended December 31, 2003 and 2002 (unaudited)

            Consolidated Condensed Statements of Cash Flows                6
            for the Six Months Ended December 31,
            2003 and 2002 (unaudited)

            Notes to Consolidated Condensed Financial                      7
            Statements (unaudited)

    Item 2. Management's Discussion and Analysis                           13
            of Financial Condition and Results of Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk     23

    Item 4. Controls & Procedures                                          25

PART II - OTHER INFORMATION
---------------------------

    Item 5. Submission of Matters to a Vote of Security Holders            25

    Item 6. Exhibits and Reports on Form 8-K                               25

  Officer Certifications                                                 27 - 30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                       December 31, 2003 and June 30, 2003
                                   (Unaudited)

                   Assets                      December 31, 2003   June 30, 2003
                   ------                      -----------------   -------------
Current assets:
  Cash and cash equivalents                      $  12,841,702    $  11,062,662
  Securities available for sale (note 3)             5,767,763        5,682,260
  Securities held to maturity (note 3)              59,162,017       87,584,016
  Receivables, less allowance of $237,981
    and $245,000, respectively                      10,577,482        9,317,941
  Inventories (note 4)                              14,919,130       15,671,659
  Interest and other receivables                       751,554          823,189
  Refundable income taxes                            1,800,000          876,220
  Deferred income taxes                              1,392,977        1,132,016
  Prepaid expenses and other current assets          1,209,528        1,235,325
                                                 -------------    -------------
      Total current assets                         108,422,153      133,385,288
                                                 -------------    -------------

Securities held to maturity (note 3)                36,308,077       23,394,382
Property, plant and equipment, net (note 5)         20,844,766       23,639,821
Goodwill                                            30,715,861       30,715,861
Other intangible assets, net of accumulated
  amortization of $1,321,311 at
  December 31, 2003 and $1,071,542 at
  June 30, 2003 (note 1)                             1,703,655        1,953,424
                                                 -------------    -------------
                                                 $ 197,994,512    $ 213,088,776
                                                 =============    =============
  Liabilities and Stockholders' Equity
  ------------------------------------
Current liabilities:
  Accounts payable                               $   3,278,047    $   4,380,459
  Accrued expenses (note 6)                          2,345,731        2,477,670
  Income taxes payable                               1,194,277           66,594
  Customer advance payments                            880,368               --
  Other current liabilities (note 8)                   260,109          225,534
                                                 -------------    -------------
    Total current liabilities                        7,958,532        7,150,257
Deferred income taxes                                1,772,611        1,601,346
Postretirement benefit obligation                    3,501,760        3,302,532
Other liabilities (note 8)                             409,156          437,236
                                                 -------------    -------------
      Total liabilities                             13,642,059       12,491,371
                                                 -------------    -------------
Stockholders' equity:
  Common stock of $.01 par value
    Authorized 200,000,000 shares; issued
    25,730,154 shares at December 31, 2003
    and 25,681,854 at June 30, 2003                    257,302          256,818
  Additional paid-in capital                       169,218,347      168,805,153
  Unearned compensation                               (238,488)        (381,588)
  Accumulated other comprehensive loss              (1,094,218)      (1,216,961)
  Retained earnings                                 46,329,995       43,290,143
                                                 -------------    -------------
                                                   214,472,938      210,753,565
  Less cost of 5,257,922 and 3,820,822
    treasury shares at December 31, 2003
    and June 30, 2003                               30,120,485       10,156,160
                                                 -------------    -------------
      Total stockholders' equity                   184,352,453      200,597,405
                                                 -------------    -------------
                                                 $ 197,994,512    $ 213,088,776
                                                 =============    =============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           December 31, 2003 and 2002
                                   (Unaudited)

                                                    2003             2002
                                                    ----             ----
Net sales                                        $19,593,930      $19,736,523

Cost of sales                                     12,952,703       13,542,715
                                                 -----------      -----------
        Gross profit                               6,641,227        6,193,808
                                                 -----------      -----------
Operating expenses:
        Marketing                                  1,681,384        1,535,903
        Research and development                   1,133,246        1,527,747
        General and administrative                 1,863,784        2,228,267
                                                 -----------      -----------
              Total operating expenses             4,678,414        5,291,917
                                                 -----------      -----------

Operating income                                   1,962,813          901,891

Other income, primarily interest                     375,735          620,659
Interest expense                                      (1,550)         (10,111)
                                                 -----------      -----------

Income before income taxes                         2,336,998        1,512,439

Income tax expense                                   746,000          248,000
                                                 -----------      -----------

Income from continuing operations                  1,590,998        1,264,439
                                                 -----------      -----------
Discontinued operations:
        Loss from discontinued operations
          of Anaren Europe (note 9)                 (335,053)        (789,271)
                                                 -----------      -----------

Net income                                       $ 1,255,945      $   475,168
                                                 ===========      ===========
Basic earnings (loss) per share:
        Income from continuing operations             $ 0.08           $ 0.06
        Income (loss) from discontinued
          operations                                   (0.02)           (0.04)
                                                      ------           ------
        Net income                                    $ 0.06           $ 0.02
                                                      ======           ======

Diluted earnings (loss) per share:
        Income  from continuing operations            $ 0.07           $ 0.05
        Income (loss) from discontinued
          operations                                   (0.01)           (0.03)
                                                      ------           ------
        Net income                                    $ 0.06           $ 0.02
                                                      ======           ======
Shares used in computing net earnings
  (loss) per share:
        Basic                                     21,123,035       22,301,824
                                                 ===========      ===========
        Diluted                                   21,887,468       22,821,430
                                                 ===========      ===========

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                Six Months Ended
                           December 31, 2003 and 2002
                                   (Unaudited)

                                                Dec. 31, 2003  Dec. 31, 2002
                                                -------------  -------------
Net sales                                        $37,864,603    $38,934,340

Cost of sales                                     25,264,481     26,550,986
                                                 -----------    -----------
        Gross profit                              12,600,122     12,383,354
                                                 -----------    -----------

Operating expenses:
        Marketing                                  3,266,850      3,133,386
        Research and development                   2,555,028      2,928,808
        General and administrative                 3,702,183      4,368,830
                                                 -----------    -----------
              Total operating expenses             9,524,061     10,431,024
                                                 -----------    -----------

Operating income                                   3,076,061      1,952,330
Other income, primarily interest                     843,711      1,267,670
Interest expense                                      (4,522)       (29,633)
                                                 -----------    -----------
Income before income taxes                         3,915,250      3,190,367

Income tax expense                                 1,127,000        626,000
                                                 -----------    -----------
Income from continuing operations                  2,788,250      2,564,367

Discontinued operations:
        Loss from discontinued
          operations
          of Anaren Europe (note 9)               (1,548,398)    (2,362,993)

        Income tax benefit                        (1,800,000)      (420,000)
                                                 -----------    -----------

        Net income (loss) from
          discontinued operations                    251,602     (1,942,993)
                                                 -----------    -----------

Net income                                       $ 3,039,852    $   621,374
                                                 ===========    ===========
Basic earnings per share:
        Income from continuing operations              $0.13         $ 0.12
        Income (loss) from discontinued
          operations                                    0.01          (0.09)
                                                       -----         ------
        Net income                                     $0.14         $ 0.03
                                                       =====         ======
Diluted earnings per share:
        Income from continuing operations              $0.13         $ 0.11
        Income (loss) from discontinued
          operations                                    0.01           (.08)
                                                       -----         ------
        Net income                                     $0.14         $ 0.03
                                                       =====         ======
Shares used in computing net earnings
  per share:
        Basic                                     21,440,385     22,316,557
                                                 ===========    ===========
        Diluted                                   22,120,197     22,816,521
                                                 ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended
                           December 31, 2003 and 2002
                                   (Unaudited)

                                                 Dec. 31, 2003  Dec. 31, 2002
Cash flows from operating activities:            -------------  -------------
  Net income                                     $  3,039,852    $   621,374
  Net income (loss) from discontinued
    operations                                        251,602     (1,942,993)
                                                 ------------    -----------
  Net income from continuing
    operations                                   $  2,788,250    $ 2,564,367
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                                  1,999,534      1,924,826
      Amortization of intangibles                     249,769        249,769
      Deferred income taxes                           (89,696)        62,599
      Unearned compensation                           143,100        318,354
      Provision for doubtful accounts                  75,949         28,580
      Tax benefit from exercise of
        stock options                                 137,280             --
      Changes in operating assets and
        liabilities, net of acquisition:
        Receivables                                (1,928,666)     1,575,168
        Inventories                                   262,124      2,132,897
        Interest and other receivables                192,932        102,469
        Other current assets                         (199,409)      (239,335)
        Refundable income taxes                       876,220             --
        Accounts payable                             (776,448)    (1,437,636)
        Accrued expenses                              120,719        238,593
        Income taxes payable                        1,127,683       (114,928)
        Customer advance payments                     880,368       (244,831)
        Other liabilities                               6,495         20,664
        Postretirement benefit
          obligation                                  199,228             --
                                                 ------------    -----------
          Net cash provided by operating
            activities from continuing
            operations                              6,065,432      7,181,556
          Net cash used in operating
            activities from discontinued
            operations                               (157,244)    (1,531,919)
                                                 ------------    -----------
          Net cash provided by operating
            activities                              5,908,188      5,649,637
                                                 ------------    -----------
Cash flows from investing activities:
  Capital expenditures                             (1,480,144)    (3,597,185)
  Maturities of marketable debt securities        142,295,305     69,935,000
  Purchases of marketable debt and
    equity securities                            (126,787,000)   (67,958,281)
                                                 ------------    -----------
          Net cash provided by (used in)
            investing activities from
            continuing operations                  14,028,161     (1,620,466)
          Net cash provided by investing
            activities from discontinued
            operations                              1,493,378             --
                                                 ------------    -----------
          Net cash provided by (used in)
            investing activities                   15,521,539     (1,620,466)
                                                 ------------    -----------
Cash flows from financing activities:
  Stock options exercised                             276,398        199,931
  Purchase of treasury stock                      (19,964,325)      (593,700)
                                                 ------------    -----------
             Net cash used in financing
               activities                         (19,687,927)      (393,769)
                                                 ------------    -----------

  Effect of exchange rates                             37,240         89,659
             Net increase in cash
               and cash equivalents                 1,779,040      3,725,061
Cash and cash equivalents at
  beginning of period                              11,062,662     12,565,424
                                                 ------------    -----------
Cash and cash equivalents at
  end of period                                  $ 12,841,702    $16,290,485
                                                 ============    ===========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash Paid During the Period For:
       Interest                                  $      4,522    $    29,684
                                                 ============    ===========
       Income taxes                              $      2,000    $   750,000
                                                 ============    ===========

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The results of operations for the six months ended December 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2004, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the six months ended December 31, 2003 and 2002 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Intangible Assets

INTANGIBLE ASSETS:

Intangible assets as of December 31, 2003 are as follows:

                                               Gross Carrying    Accumulated
                                                   Amount       Amortization
                                               --------------   ------------

Patent                                           $  574,966      $  323,419
Customer Base                                     1,350,000         525,000
Trade Name                                          320,000         248,892
Non-Competition Agreements                          180,000          84,000
Favorable Lease                                     600,000         140,000
                                                 ----------      ----------
     Total                                       $3,024,966      $1,321,311
                                                 ==========      ==========

Intangible asset amortization expense for the six month periods ended December 31, 2003 and December 31, 2002 was $249,769. Amortization expense related to intangible assets for the next five years is as follows:

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

                                                          Three Months Ended                      Six Months Ended
                                                    -------------------------------         -------------------------------
                                                    December 31         December 31         December 31         December 31
                                                        2003                2002               2003                2002
                                                    -----------         -----------         -----------         -----------
Net income, as reported                             $ 1,255,945         $   475,168         $ 3,039,852         $   621,374

Fair value-based stock based
Compensation cost, net of tax                         2,317,672           2,187,164           4,393,664           4,374,328
                                                    -----------         -----------         -----------         -----------
Pro forma net loss                                  $(1,061,727)        $(1,711,996)        $(1,353,812)        $(3,752,954)
                                                    ===========         ===========         ===========         ===========

Net income (loss) per share:
       Basic                                        $      0.06         $      0.02         $      0.14         $      0.03
       Diluted                                      $      0.06         $      0.02         $      0.14         $      0.03

Pro forma net loss per share:
       Pro forma basic                              $     (0.05)        $     (0.08)        $     (0.06)        $     (0.17)
       Pro forma diluted                            $     (0.05)        $     (0.08)        $     (0.06)        $     (0.17)

NOTE 3: Marketable Securities

Marketable securities are summarized as follows:

                                              December 31, 2003    June 30, 2003
                                              -----------------    -------------

Marketable debt securities -
  held-to-maturity                               $ 95,470,094       $110,978,398
Marketable equity securities -
  available for sale                                5,767,763          5,682,260
                                                 ------------       ------------
Total                                             101,237,857        116,660,658
Current portion                                    64,929,780         93,266,276
                                                 ------------       ------------
Long term                                        $ 36,308,077       $ 23,394,382
                                                 ============       ============

NOTE 4: Inventories

Inventories are summarized as follows:

                                               December 31, 2003   June 30, 2003
                                               -----------------   -------------

               Component parts                   $ 8,912,662        $ 8,810,207
               Work in process                     5,413,095          5,627,150
               Finished goods                      2,569,737          2,656,029
                                                 -----------        -----------
                                                 $16,895,494        $17,093,386
               Reserve for obsolescence           (1,976,364)        (1,421,727)
                                                 -----------        -----------
               Net inventory                     $14,919,130        $15,671,659
                                                 ===========        ===========

NOTE 5: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                                December 31, 2003  June 30, 2003
                                                -----------------  -------------

             Land and land improvements           $  1,595,821      $ 1,595,821
             Buildings, furniture and fixtures      13,593,369       12,944,778
             Machinery and equipment                46,146,842       47,590,955
                                                  ------------      -----------
                                                  $ 61,336,032      $62,131,554
             Less accumulated depreciation
               and amortization                    (40,491,266)      38,491,733
                                                  ------------      -----------
                                                  $ 20,844,766      $23,639,821
                                                  ============      ===========

NOTE 6: Accrued Expenses

Accrued expenses consist of the following:

                                                December 31, 2003  June 30, 2003
                                                -----------------  -------------
             Compensation                          $ 1,174,927       $  924,290
             Commissions                               387,713          355,098
             Health insurance                          175,413          290,424
             Restructuring (note 7)                    138,975          710,885
             Other                                     468,703          196,973
                                                   -----------       ----------
                                                   $ 2,345,731       $2,477,670
                                                   ===========       ==========

NOTE 7: Restructuring

The following is a rollforward of the balance of restructuring charges since the filing of the Company's Form 10-K Annual Report for the fiscal year ended June 30, 2003.

                               Balance                                          Balance
                               June 30,            Cash          Non-Cash     December 31,
                                 2003          Expenditures     Write-offs        2003
                               --------        ------------     ----------    ------------
Severance                      $677,251         $(538,276)        $  --         $138,975
Outplacement services
  and others                     33,634           (33,634)           --               --
                               --------         ---------         -----         --------

    Total                      $710,885         $(571,910)        $  --         $138,975
                               ========         =========         =====         ========

At December 31, 2003, outstanding liabilities related to the restructuring totaled $138,975 and are included in accrued expenses in the accompanying Balance Sheets and are expected to be paid in full over the next twelve months.

NOTE 8: Other Liabilities

             Other liabilities consist of the following:

                                            December 31, 2003      June 30, 2003
                                            -----------------      -------------
             Deferred compensation              $ 474,156            $ 502,236
             Other                                195,109              160,534
                                                ---------            ---------
                                                  669,265              662,770
             Less current portion                (260,109)             225,534
                                                ---------            ---------
                                                $ 409,156            $ 437,236
                                                =========            =========

NOTE 9: Discontinued Operations

On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. After completing production of the remaining customer orders under contract during the first quarter of fiscal 2004, production at Anaren Europe ceased and the remaining net assets of that operation were liquidated through the sale of equipment via auction. Effective with the reporting of the Company's operating results for the three months ended September 30, 2003, the results of operations for Anaren Europe for both the current and prior year have been reclassified as discontinued operations in the statement of earnings. Components of the loss from discontinued operations of Anaren Europe for the three months and six months ended December 31, 2003 are the following:

                                                        Three Months Ended                       Six Months Ended
                                                    -----------------------------         -------------------------------
                                                             December 31                            December 31
                                                       2003              2002                 2003               2002
                                                    ---------         -----------         -----------         -----------
Net sales                                           $  17,861         $ 1,148,615             658,329         $ 2,374,671
Expenses                                             (352,914)         (1,937,886)         (1,424,438)         (4,737,664)
Loss on sale of equipment                                  --                  --            (782,289)                 --
                                                    ---------         -----------         -----------         -----------
Net loss from discontinued operations               $(335,053)        $  (789,271)        $(1,548,398)        $(2,362,993)
                                                    =========         ===========         ===========         ===========

The Company also recorded an income tax benefit of $1,800,000 related to the disposal of its Anaren Europe operations in the quarter ended September 30, 2003.

NOTE 10: Net Income (Loss) Per Share

Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans. The weighted average number of common shares utilized in the calculation of the diluted income (loss) per share does not include antidilutive shares aggregating 2,326,210 and 2,425,700 at December 31, 2003 and 2002, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                           Three Months Ended                      Six Months Ended
                                                    -------------------------------         -------------------------------
                                                               December 31                            December 31
Numerator:                                             2003                 2002               2003                2002
                                                    -----------         -----------         -----------         -----------
Earnings available to
  common stockholders                               $ 1,255,945         $   475,168         $ 3,039,852         $   621,374
                                                    ===========         ===========         ===========         ===========
Denominator:

Denominator for basic earnings per share:
  Weighted average shares outstanding                21,123,035          22,301,824          21,440,385          22,316,557
                                                    ===========         ===========         ===========         ===========
Denominator for diluted earnings
  per share:
  Weighted average shares outstanding                21,123,035          22,301,824          21,440,385          22,316,557
  Common stock options
    and restricted stock                                764,432             519,606             679,813             499,964
                                                    -----------         -----------         -----------         -----------
Weighted average shares and conversions              21,887,468          22,821,430          22,120,197          22,816,521
                                                    ===========         ===========         ===========         ===========

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                             Space &          Corporate and
                                                     Wireless                Defense           Unallocated          Consolidated
                                                     --------                -------          -------------         ------------
Net sales:
  Three months ended:
    December 31, 2003                               $12,993,731             6,600,199                    --         $ 19,593,930
    December 31, 2002                               $12,167,696             7,568,827                    --         $ 19,736,523
  Six months ended
    December 31, 2003                               $24,520,321            13,344,282                    --         $ 37,864,603
    December 31, 2002                               $24,049,986            14,884,354                    --         $ 38,934,340

Operating income (loss):
  Three months ended:
    December 31, 2003                                   792,486             1,170,327                    --            1,962,813
    December 31, 2002                                  (622,106)            1,523,997                    --              901,891
  Six months ended:
    December 31, 2003                                   682,678             2,393,383                    --            3,076,061
    December 31, 2002                                (1,231,817)            3,184,147                    --            1,952,330

Goodwill and intangible assets:
  December 31, 2003                                  32,554,401                    --                    --           32,554,401
  June 30, 2003                                      32,669,285                    --                    --           32,669,285

Identifiable assets:*
  December 31, 2003                                  14,774,849            10,959,745           138,646,125          164,380,719
  June 30, 2003                                      14,145,826             9,760,194           156,513,471          180,419,491

Depreciation:**
  Three months ended:
    December 31, 2003                                   495,099               506,470                    --            1,001,569
    December 31, 2002                                   963,102               373,348                    --            1,336,450
  Six months ended:
    December 31, 2003                                 1,058,737               940,797                    --            1,999,534
    December 31, 2002                                 1,181,436               743,390                    --            1,924,826

Goodwill and intangibles amortization:***
  Three months ended:
    December 31, 2003                                   124,885                    --                    --              124,885
    December 31, 2002                                   124,884                    --                    --              124,884
  Six months ended:
    December 31, 2003                                   249,769                    --                    --              249,769
    December 30, 2002                                   249,769                    --                    --              249,769

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

 ** Depreciation expense related to acquisition - specific property, plant and equipment is included in the segment classification of the acquired business. Depreciation expense related to non- business combination assets is allocated departmentally based on an estimate of capital equipment employed by each department. Depreciation expense is then further allocated within the department as it relates to the specific business segment impacted by the consumption of the capital resources utilized. Due to the similarity of the property, plant and equipment utilized, the Company does not specifically identify these assets by individual business segment for internal reporting purposes.

*** Amortization of identifiable intangible assets arising from business combinations and patent amortization is allocated to the segments based on the segment classification of the acquired or applicable operation.

NOTE 12: Other Postretirement Benefits

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1,"Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Currently, the Company does not believe it will need to amend its plan to benefit from the Act. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is June 30.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis set forth below reviews the Company's operating results for the three months and six months ended December 31, 2003 and its financial condition at December 31, 2003. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of December 31, 2003 and June 30, 2003, and the consolidated results of operations and cash flows of the Company for the three months and six months ended December 31, 2003 and 2002.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Lucent technologies, Motorola, Nokia, Nortel Networks, and Powerwave, and to satellite communications and defense electronics companies such as Boeing Satellite, I.T.T., Lockheed Martin, Northrup Grumman and Raytheon.

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

The Company expects to increase the utilization of its Suzhou China facility as the result of the increase in customer demand for its wireless products and in anticipation of initiating production of a new custom assembly. In addition, the Company has been selected to receive an order in excess of $11.0 million (to be shipped over 36 months) to supply digital RF memory jamming subsystems, which will further strengthen the Company's Space and Defense backlog.

On July 10, 2003, after several restructurings, the Company announced its decision to dispose of its Anaren Europe subsidiary due to continuing low sales levels and large operating losses. This facility ceased production during the first quarter of fiscal 2004, an auction was held and all remaining equipment was sold in September 2003. This subsidiary is now being accounted for as a discontinued operation in the statements of earnings for the three and six months ended December 31, 2003 and 2002. Included in the results of discontinued operations for the first half of fiscal 2004 are a loss from European operations of $1.5 million and a U.S. tax benefit of $1,800,000 resulting from losses attributable to Anaren Europe.

Net sales from continuing operations for the second quarter ended December 31, 2003 were $19,594,000, relatively unchanged from the second quarter of last fiscal year and up 7.0% from the first quarter of fiscal 2004. Operating income for the second quarter was $2.0 million, or 10% of net sales, up 15.7% from the second quarter of last year, and up 76% sequentially from the first quarter of fiscal 2004.

Income from continuing operations for the second quarter of fiscal 2004 was $1,591,000, or $0.07 per diluted share, while the loss from discontinued operations was $335,000 or $0.01 per diluted share, resulting in net income of $1,256,000, or $0.06 per diluted share. This compares to income from continuing operations of $1,264,000, or $0.05 per diluted share and a loss from discontinued operations of ($789,000), or ($0.03) per diluted share, resulting in net income of $475,000, or $0.02 per diluted share, for the second quarter of last year, and $0.08 per diluted share (including net income from discounted operations of $587,000) for the first quarter of fiscal 2004.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                         Three Months Ended                         Six Months Ended
                                                Dec. 31, 2003         Dec. 31, 2002         Dec. 31, 2003         Dec. 31, 2002
                                                -------------         -------------         -------------         -------------
Net Sales                                            100.0%                100.0%                100.0%                100.0%

Cost of sales                                         66.1%                 68.6%                 66.7%                 68.2%
                                                      ----                  ----                  ----                  ----
Gross profit                                          33.9%                 31.4%                 33.3%                 31.8%
                                                      ----                  ----                  ----                  ----

Operating expenses:
   Marketing                                           8.6%                  7.8%                  8.6%                  8.1%
   Research and development                            5.8%                  7.7%                  6.8%                  7.5%
   General and administrative                          9.5%                 11.3%                  9.8%                 11.2%
                                                      ----                  ----                  ----                  ----
     Total operating expenses                         23.9%                 26.8%                 25.2%                 26.8%
                                                      ----                  ----                  ----                  ----

Operating income                                      10.0%                  4.6%                  8.1%                  5.0%
                                                      ----                  ----                  ----                  ----

Other income (expense):

     Other, primarily interest income                  1.9%                  3.2%                  2.2%                  3.3%
     Interest expense                                 (0.0%)                (0.1%)                (0.0%)                (0.1%)
                                                      ----                  ----                  ----                  ----
     Total other income (expense), net                 1.9%                  3.1%                  2.2%                  3.2%
                                                      ----                  ----                  ----                  ----

Income (loss) before income taxes
  and extraordinary item                              11.9%                  7.7%                 10.3%                  8.2%
Income taxes                                           3.8%                  1.3%                  3.0%                  1.6%
                                                      ----                  ----                  ----                  ----
Income from continuing operations                      8.1%                  6.4%                  7.3%                  6.6%
                                                      ----                  ----                  ----                  ----
Discontinued operations:
   Income (loss) from discontinued
     Operations of Anaren Europe                      (1.7%)                (4.5%)                (4.1%)                (6.1%)
                                                      ----                  ----                  ----                  ----
   Income tax benefit                                  0.0%                 (0.5%)                (4.8%)                (1.1%)
                                                      ----                  ----                  ----                  ----
     Net income (loss) from
       Discontinued operations                        (1.7%)                (4.0%)                 0.7%                 (5.0%)
                                                      ----                  ----                  ----                  ----

   Net income                                          6.4%                  2.4%                  8.0%                  1.6%
                                                      ====                  ====                  ====                  ====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                          Three Months Ended             Six Months Ended
                       -----------------------         -----------------------
                             December 31                    December 31
                        2003            2002            2003            2002
                       -------         -------         -------         -------
Wireless               $12,994         $12,168         $24,521         $24,050
Space and Defense        6,600           7,569          13,344          14,884
                       -------         -------         -------         -------
                       $19,594         $19,737         $37,865         $38,934
                       =======         =======         =======         =======

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Net sales. Net sales decreased $143,000, or 0.7%, to $19.6 million for the three months ended December 31, 2003, compared to $19.7 million for the second quarter of the previous fiscal year. This decrease resulted from a $969,000 decline in sales of Space and Defense products which was largely offset by a $826,000 increase in sales of Wireless infrastructure products.

The increase in sales of Wireless products, which consist of standard surface mount components and custom subassemblies for use in building wireless base station equipment, was the result of a significant increase in worldwide demand for wireless base station components over the last six months which generated increased orders from the Company's base station infrastructure original equipment manufacturer customers in the second quarter. Sales of standard surface mount components were $4.1 million in the second quarter, up 72% from the second quarter last year. This increase was partially offset by a $618,000, or 31%, decrease in sales of ferrite component products in the current second quarter compared to last year as a result of the Company's continuing efforts to eliminate unprofitable and low margin ferrite products in fiscal 2004.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales in the Space and Defense group fell $969,000, or 12.8%, in the second quarter of fiscal 2004, compared to the same quarter in the prior fiscal year. This decrease in shipments resulted from the completion of shipments under the Boeing Spaceway program in the fourth quarter of fiscal 2003. This program accounted for over $4.0 million in shipments in fiscal 2003 and $1.0 million in the second quarter of that year. Sales in the Space and Defense segment are expected to average approximately $6.7 to $7.2 million per quarter throughout the remainder of fiscal 2004.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the second quarter of fiscal 2004 was $6.6 million (33.9% of net sales), up $447,000 from $6.2 million (31.4% of net sales) for the same quarter of the prior year. The rise in gross margin as a percent of sales, despite the drop in revenue year over year, was a result of the $618,000 decrease in sales of unprofitable and low margin ferrite products, coupled with an increase in sales of higher margin surface mount wireless components, in the current second quarter compared to the second quarter last year. The Company expects gross margins to continue to improve with further increases in sales levels.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.7 million (8.6% of net sales) for the second quarter of fiscal 2004, up $146,000 from $1.5 million (7.8% of net sales) for the second quarter of fiscal 2003. This increase is a result of the addition of three new geographic product line marketing positions and a general increase in sales and marketing support costs to meet the increased demand in both the Wireless and Space and Defense markets that the Company has experienced over the last six months.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $1.1 million (5.8% of net sales) in the second quarter of fiscal 2004, down 25.8% from $1.5 million (7.7% of net sales) for the second quarter of fiscal 2003. Research and development expenditures are supporting further development of wireless infrastructure products and new wireless networking product opportunities. Research and development expenditures fell in the second quarter of fiscal 2004 compared to the same quarter last year due to a much higher level of customer funded development activity in the current year. Despite the current temporary decline in spending, the Company does not expect to significantly reduce its current research and development efforts in the long term and is presently working on a number of new standard wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, and intangible amortization, travel related expenses and other corporate costs. General and administrative expenses decreased 16.3% to $1.9 million (9.5% of net sales) for the second quarter of fiscal 2004 from $2.2 million (11.3% of net sales) for the second quarter of last fiscal year. This decrease was due to a decline in personnel as a result of the Company's restructuring in the second half of fiscal 2003. The decline was further augmented by current year reductions in spending for professional services and outside consulting.

Operating Income. Operating income increased in the second quarter of fiscal 2004 to $1,963,000 (10.0% of sales) from $902,000 (4.6% of net sales) for the second quarter of fiscal 2003. On a reporting segment basis, Wireless operating income was $792,000 for the second quarter of fiscal 2004, an improvement of $1.4 million from a Wireless operating loss of ($622,000) for the second quarter of fiscal 2003. The main reasons for the increase in Wireless income in the current second quarter were the Company's restructuring and cost reduction activities in the second half of fiscal 2003 (which lowered Wireless operating costs), the discontinuation of some unprofitable and low margin wireless ferrite products, and the $800,000 increase in Wireless sales in current quarter compared to the same period during the prior year. Wireless operating margins are expected to continue to improve during the remainder of fiscal 2004 with higher expected sales levels and further cost reduction initiatives.

Space and Defense operating income fell $354,000 in the second quarter of fiscal 2004 to $1.2 million, compared to $1.5 million in the second quarter of fiscal 2003. This decrease resulted from the lower sales volume and a change in product mix during the current second quarter compared to the second quarter last year. This year's second quarter sales included more shipment volume attributable to military programs, while sales in the second quarter last year consisted of more profitable sales for commercial space programs. Going forward, we expect Space and Defense sales to be driven primarily by defense related programs.

Interest Expense. The Company does not have any long term debt, and interest expense represents interest paid on a deferred obligation. Interest expense for the second quarter of fiscal 2004 was $2,000 (0.0% of net sales) compared to $10,000 (0.1% of net sales) for the second quarter of fiscal 2003.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 39.5% to $376,000 (1.9% of net sales) for the quarter ended December 31, 2003, from $621,000 (3.2% of net sales) for the same quarter last year. This decrease was caused by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Funds rate and the decrease in investable cash balances due to the $20.0 million expenditure to repurchase shares of the Company's common stock on Treasury shares. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the second quarter of fiscal 2004 were $746,000 (3.8% of net sales), representing an effective tax rate of 31.9%. This compares to income tax expense of $248,000 (1.3% of net sales) for the second quarter of fiscal 2003, representing an effective tax rate of 16.4%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the anticipated levels of taxable income for the entire fiscal year.

Discontinued Operations. On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter, the Company ceased production at Anaren Europe and the remaining net assets of that operation were liquidated. Effective with the Company's 10-Q Quarterly Report for the first quarter ended September 30, 2003, the results of operations for Anaren Europe for all periods reported on have been reclassified as discontinued operations in the statements of earnings. The results from discontinued operations for the second quarter ended December 31, 2003 include a loss of $335,000 reflecting the cost of that operation in the second quarter.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31,
2002

Net Sales. Net sales decreased $1.0 million, or 2.7%, to $37.9 million for the first six months of fiscal 2004, compared to $38.9 million for the first half of the prior fiscal year. This decrease resulted from a $1.5 million decline in Space and Defense product sales, which was partially offset by a $470,000, or 2.0%, rise in shipments of Wireless products.

The increase in sales of Wireless products resulted from a worldwide surge in demand for Wireless base station infrastructure equipment beginning in the Company's first quarter of fiscal 2004. This increase in sales of surface mount components and custom products amounted to $2.3 million and more than offset the $1.8 million decline in sales of ferrite products, which resulted from the Company's continuing efforts to discontinue production of unprofitable and low margin ferrite products in fiscal 2004.

Sales in the Space and Defense group fell $1.5 million, or 10.4%, in the first half of fiscal 2004, compared to the same period in the prior fiscal year. This decrease in sales resulted from the completion of shipments under the Boeing Spaceway program in the fourth quarter of fiscal 2003. This program accounted for over $4.0 million in shipments in fiscal 2003 and $2.0 million in the first half of that year. Sales in the Space and Defense segment are expected to average approximately $6.7 to $7.2 million per quarter for the remainder of fiscal 2004.

Gross Profit. Gross profit in the first half of fiscal 2004 was $12.6 million (33.3% of net sales), up $217,000 from $12.4 million (31.8% of net sales) for the first six months of the prior year. The increase in gross margin as a percent of sales despite the decline in sales levels was a result of the $1.8 million decrease in shipments of unprofitable and low margin ferrite products and the $1.3 million increase in shipments of higher margin surface mount and custom Wireless components in the current first six months compared to the same period last year. The Company expects that gross margins will continue to rise as shipment levels improve.

Marketing. Marketing expenses increased 4.3% to $3.3 million (8.6% of net sales) for the first six months of fiscal 2004 from $3.1 million (8.0% of net sales) for the first half of last year. This increase is a result of the addition of three new geographic product line marketing positions and a general increase in sales and marketing support costs, such as travel and administrative personnel, to support the rising customer demand levels the Company has experienced over the last six months.

Research and Development. Research and development expenses were $2.6 million (6.8% of net sales) in the first half of fiscal 2004, down 12.8% from $2.9 million (7.5% of net sales) for the first half of fiscal 2003. Research and development expenditures are supporting further development of Space and Defense subsystems, Wireless infrastructure products and new Wireless networking product opportunities. Research and development expenditures declined in the first half of fiscal 2004 due to a higher level of customer funded development activity in the current fiscal year. Despite the current decline, the Company does not expect to significantly reduce its research and development efforts in the near term and is presently working on a number of new standard Wireless products.

General and Administrative. General and administrative expenses declined 15.3% to $3.7 million (9.8% of net sales) for the first six months of fiscal 2004, from $4.4 million (11.2% of net sales) for the first half of last fiscal year. The decrease in general and administrative expense in the current year compared to fiscal 2003 was due to a decline in personnel as a result of the Company's restructurings in the second half of fiscal 2003 as well as reduced spending for professional services and outside consulting.

Operating Income. Operating income increased 57.6% in the first half of fiscal 2004 to $3.1 million (8.1% of sales) from $2.0 million (57.6% of net sales) for the first half of fiscal 2003. On a reporting segment basis, the Wireless operating income was $683,000 for the first six months of fiscal 2004, an improvement of $1.8 million from a Wireless operating loss of $1.1 million for the first six months of fiscal 2003. The main reasons for the improvement in Wireless results operating profitability in the current first six months were the restructuring and cost reduction activities in the second half of fiscal 2003 (which lowered Wireless operating costs), and the discontinuation of some unprofitable and low margin Wireless ferrite products, and better factory utilization.

Space and Defense operating income fell $791,000 in the first half of fiscal 2004 to $2.4 million, compared to $3.2 million in the first half of fiscal 2003. This decrease resulted from the lower sales volume and a change in product mix during the current six months compared to the first half of last year. Sales for the first six months of fiscal 2004 included more volume attributable to military programs, while sales in the first six months of last year consisted of more profitable commercial space programs.

Interest Expense. The Company does not have any long term debt and interest expense represents interest paid on a deferred obligation. Interest expense for the first half of fiscal 2004 was $5,000 (0.0% of net sales) compared to $30,000 (0.1% of net sales) for the first half of fiscal 2003.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 33.4% to $844,000 (2.2% of net sales) for the six months ended December 31, 2003, from $1.3 million (3.3% of net sales) for the first six months of last year. This decrease was caused by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Funds rate and the decline in investable cash balances due to the use of $20.0 million to repurchase shares of the Company's common stock. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the first six months of fiscal 2004 were $1.1 million (3.0% of net sales), representing an effective tax rate of 28.8%. This compares to income tax expense of $626,000 (1.6% of net sales) for the first six months of fiscal 2003, representing an effective tax rate of 19.6%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The effective tax rate has risen year over year for the first six months due to a higher level of taxable income coupled with a 33% decline in nontaxable municipal income. The effective tax rate for the remainder of fiscal 2004 is expected to range between 27-29%.

Discontinued Operations. On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter, production at Anaren Europe ceased and the remaining net assets of that operation were liquidated. Effective with the Company's 10-Q Quarterly Report for the first quarter ended September 30, 2003, the results of operations for Anaren Europe for both the current and prior year first quarters have been reclassified as discontinued operations in the statements of earnings. The results from discontinued operations for the first six months ended December 31, 2003 include a loss of $1.5 million reflecting the cost of that operation in the first six months, and a federal tax benefit of $1.8 million resulting from losses attributable to Anaren Europe.

Third Quarter of Fiscal 2004 outlook

Based on current Wireless market demand and the Company's present Space and Defense order backlog, the Company expects sales for the third quarter of fiscal 2004 to range between $20.0 and $21.5 million and net income per diluted share to range between $0.07 and $0.09.

Critical Accounting Policies

The methods, estimates and judgments management uses in applying the Company's most critical accounting policies have a significant impact on the results reported in the Company's financial statements. The United States Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of Anaren's financial condition and results, and that require management to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical policies include: valuation of accounts receivable, which impacts general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles and long-lived assets; and accounting for income taxes, which impacts the valuation allowance and the effective tax rate. Management reviews the estimates, including but not limited to allowance for doubtful accounts, inventory reserves and income tax valuations, on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could differ materially from these estimates.

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

Long-lived assets with estimated useful lives are depreciated to their residual values over those useful lives in proportion to the economic value consumed. Long-lived assets are tested for impairment at the group level, which is usually an economic unit such as a manufacturing facility or department, which has a measurable economic output or product. Long-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and exceeds its fair market value. This circumstance exists if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by the discounted cash flow, or in the case of negative cash flow an independent market appraisal, of the asset.

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended December 31, 2003 and the six months ended December 31, 2002 was $5.9 million and $5.6 million, respectively. The positive cash flow from operations was due primarily to the profit before depreciation in both years, and in the current year was decreased by the rise in receivables, while the prior fiscal year was augmented by the decline in receivables.

Net cash used in investing activities consists of funds used to purchase capital equipment in both years as well as net maturities of marketable debt securities. Capital equipment purchases in the first half of fiscal 2004 were $1.5 million, down 61% from $3.6 million in capital equipment expenditures in the first half of fiscal 2003. Additionally, in fiscal 2004 $1.5 million was generated in discontinued operations in Europe through the auction sale of capital equipment, and maturities of marketable securities produced $15.5 million of investing activities cash, which was used to purchase shares of the Company's common stock.

Net cash used for financing activities was $19.7 million in the first half of fiscal 2004 and $394,000 in the first half of last year. $20.0 million in cash was used in the first half of fiscal 2004 for the purchase of 1,437,100 shares of the Company's common stock, net of $276,000 received for the exercise of stock options. Funds used in the first half of last fiscal year were $594,000 to purchase 71,800 shares of the Company's common stock, while funds provided by investing activities were $200,000 generated by stock option exercises.

During the remainder of fiscal 2004, the Company anticipates that its main cash requirements will be for additions to capital equipment and the purchase of additional shares of the Company's common stock. Capital expenditures, including purchases of $1.5 million made in the first six months, are expected to total between $3.0 and $4.0 million for fiscal 2004 (4.0-5.0% of sales) and will be funded by existing cash balances.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At December 31, 2003 there were 1,070,000 shares remaining under the current Board repurchase authorization.

At December 31, 2003, the Company had approximately $114.1 million in cash, cash equivalents, and marketable securities and no debt, and has had positive operating cash flow for over eight years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                                                   Payment Due by Period
                                                     ------------------------------------------------------------------------------
                                                                      Less
                                                     Total          than 1 Yr.         2-3 Yrs           4-5 Yrs         Over 5 Yrs
                                                     -----          ----------         -------           -------         ----------
Contractual obligations
Operating leases - facilities                     $6,711,494        $1,039,647        $1,862,432        $1,411,108        $2,398,307
Deferred compensation                                747,500            65,000           130,000           130,000           422,500

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance including future sales and net income. Because these statements are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, management's forecasts involve risks and uncertainties, and actual results could differ materially from those predicted in the forward-looking statements. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to management that are currently immaterial may also impair our business operations. If any of the following risks actually occur, the Company's business could be adversely effected, and the trading price of its common stock could decline, and shareholders could lose all or part of their investment. Such factors include, but are not limited to:

o     current unpredictable wireless market conditions;

o the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability;

o     decreased capital expenditures by wireless service providers;

o failure to successfully secure new design wins from the Company's original equipment manufacturer OEM customers;

o loss of one or more of a limited number of original equipment manufacturers as customers;

o     costs associated with potential product recalls;

o     unpredictable difficulties or delays in the development of new products;

o lack of timely availability of component parts and services from a limited number of suppliers;

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

o litigation relating to potential transactions, or litigation or adverse regulatory action involving antitrust, intellectual property, environmental, product warranty, product liability, tax and other issues.

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

As of December 31, 2003, the Company had cash, cash equivalents and marketable securities of $114.1 million, of which approximately $108.3 million consisted of cash and highly liquid investments in marketable debt securities and $5.8 million consisted of marketable equity securities. The marketable debt securities at date of purchase normally have maturities between one and eighteen months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from December 31, 2003 rates, or 0.15%, would have reduced net income and cash flow by approximately

$40,000, or $0.002 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

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

Item 5. Submission of Matters to a Vote of Security Holders

                  The Company's Annual Shareholders' meeting was held on November 6, 2003, at which time the election of Directors was conducted. The following named individuals were nominated and re-elected as Directors.

                                                      Votes              Votes
                                                       For              Against
                                                    ----------          -------
                  Dale F. Eck                       19,915,985          14,919
                  Carl W. Gerst, Jr.                19,915,835          15,069
                  James G. Gould                    19,915,985          14,919

                  Messrs. Eck, Gerst and Gould were elected to terms expiring in 2006. The terms of Directors Lawrence A. Sala, Matthew Robison, Herbert I. Corkin and Dr. David Wilemon continued after the meeting.

                  Additionally, the selection of KPMG LLP was approved as the Company's independent auditors for fiscal 2004 was ratified by a vote of 19,646,249 for and 277,379 against.

Item 6. Exhibits and Reports on Form 8-K

Item 6(a)         Exhibits

                  31      RULE 13a-14(a) CERTIFICATION,

                  32      SECTION 1350 CERTIFICATION,

Item 6(b)         Reports on Form 8-K

                  The Company filed a current report on Form 8-K on October 23, 2003 with respect to its Results of Operations for the first quarter ended September 30, 2003.

                  The Company filed a current report on Form 8-K on November 10, 2003 with respect to the Board's common stock repurchase authorization.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Anaren, Inc.
                                         ------------
                                         (Registrant)

Date: February 5, 2004                   /s/ Lawrence A. Sala
                                         ---------------------------------------
                                         Lawrence A.Sala
                                         President & Chief Executive Officer

Date: February 5, 2004                   /s/ Joseph E. Porcello
                                         ---------------------------------------
                                         Joseph E. Porcello
                                         Vice President of Finance and Treasurer