Form 10-Q
period 2004-03-31
ANAREN  INC
filed 2004-05-03
CIK 6314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission file number 0-6620

                                  ANAREN, INC.
             (Exact name of Registrant as specified in its Charter)

       New York                                         16-0928561
------------------------                     -----------------------------------
(State of incorporation)                     (I.R.S Employer Identification No.)

 6635 Kirkville Road
East Syracuse, New York                                   13057
-----------------------                                ----------
(Address of principal                                  (Zip Code)
executive offices)


Registrant's telephone number, including area code: 315-432-8909


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The number of shares of Registrant's Common Stock outstanding on April 27, 2004 was 20,684,682.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------
   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets as of                     3
           March 31, 2004 and June 30, 2003 (unaudited)

           Consolidated Condensed Statements of Earnings                   4
           for the Three Months Ended March 31,
           2004 and 2003 (unaudited)

           Consolidated Condensed Statements of Earnings                   5
           for the Nine Months Ended March 31, 2004 and 2003 (unaudited)

           Consolidated Condensed Statements of Cash Flows                 6
           for the Nine Months Ended March 31,
           2004 and 2003 (unaudited)

           Notes to Consolidated Condensed Financial                       7
           Statements (unaudited)

   Item 2. Management's Discussion and Analysis                           13
           of Financial Condition and Results of Operations

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                    24

   Item 4. Controls & Procedures                                          25

PART II - OTHER INFORMATION

   Item 5. Submission of Matters to a Vote of Security Holders            25

   Item 6. Exhibits and Reports on Form 8-K                               25

 Officer Certifications                                                 27 - 30

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  ANAREN, INC.
                      Consolidated Condensed Balance Sheets
                        March 31, 2004 and June 30, 2003
                                   (Unaudited)

                   Assets                                           March 31, 2004         June 30, 2003
                   ------                                           --------------         -------------
   Current assets:
       Cash and cash equivalents                                     $ 21,662,525           $ 11,062,662
       Securities available for sale (note 3)                           2,487,557              5,682,260
       Securities held to maturity (note 3)                            60,924,875             87,584,016
       Receivables, less allowance of $289,538
         and $244,810, respectively                                    13,065,650              9,317,941
       Inventories (note 4)                                            14,853,253             15,671,659
       Interest and other receivables                                     818,244                823,189
       Refundable income taxes                                            843,000                876,220
       Deferred income taxes                                            2,349,977              1,132,016
       Prepaid expenses and other current assets                        1,304,535              1,235,325
                                                                     ------------           ------------
                   Total current assets                               118,309,616            133,385,288
                                                                     ------------           ------------

   Securities held to maturity (note 3)                                33,781,899             23,394,382
   Property, plant and equipment, net (note 5)                         20,945,288             23,639,821
   Goodwill                                                            30,715,861             30,715,861
   Other intangible assets, net of accumulated amortization
       of $1,446,195 at March 31, 2004
       and $1,071,542 at June 30, 2003 (note 1)                         1,578,771              1,953,424
                                                                     ------------           ------------
                                                                     $205,331,435           $213,088,776
                                                                     ============           ============
         Liabilities and Stockholders' Equity
         ------------------------------------
   Current liabilities:
       Accounts payable                                              $  6,053,199           $  4,380,459
       Accrued expenses (note 6)                                        2,803,566              2,477,670
       Income taxes payable                                             1,197,578                 66,594
       Customer advance payments                                          631,339                     --
       Other current liabilities (note 8)                                 277,947                225,534
                                                                     ------------           ------------
                   Total current liabilities                           10,963,629              7,150,257
   Deferred income taxes                                                1,860,511              1,601,346
   Postretirement benefit obligation                                    3,310,570              3,302,532
   Other liabilities (note 8)                                             394,456                437,236
                                                                     ------------           ------------
                   Total liabilities                                   16,529,166             12,491,371
                                                                     ------------           ------------
   Stockholders' equity:
       Common stock of $.01 par value.  Authorized
          200,000,000 shares; issued 25,942,604 shares
          at March 31, 2004 and 25,681,854 at June 30, 2003               259,426                256,818
       Additional paid-in capital                                     171,097,609            168,805,153
       Unearned compensation                                             (166,938)              (381,588)
       Accumulated other comprehensive loss                              (858,244)            (1,216,961)
       Retained earnings                                               48,590,901             43,290,143
                                                                     ------------           ------------
                                                                      218,922,754            210,753,565
       Less cost of 5,257,922 and 3,820,822 treasury shares
         at March 31, 2004 and June 30, 2003                           30,120,485             10,156,160
                                                                     ------------           ------------
                   Total stockholders' equity                         188,802,269            200,597,405
                                                                     ------------           ------------
                                                                     $205,331,435           $213,088,776
                                                                     ============           ============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                             March 31, 2004 and 2003
                                   (Unaudited)

                                                              2004             2003
                                                              ----             ----
Net sales                                                  $22,387,222     $18,101,491

Cost of sales                                               14,473,285      12,420,998
                                                           -----------     -----------
        Gross profit                                         7,913,937       5,680,493
                                                           -----------     -----------

Operating expenses:
        Marketing                                            1,714,075       1,513,614
        Research and development                             1,394,269       1,789,137
        General and administrative                           2,068,795       1,918,469
        Restructuring (note 7)                                      --         295,706
                                                           -----------     -----------
              Total operating expenses                       5,177,139       5,516,926
                                                           -----------     -----------

Operating income                                             2,736,798         163,567

Other income, primarily interest                               367,526         499,530
Interest expense                                                (2,997)        (10,135)
                                                           -----------     -----------

Income before income taxes                                   3,101,327         652,962

Income tax expense                                             879,000          41,812
                                                           -----------     -----------

Income from continuing operations                            2,222,327         611,150
                                                           -----------     -----------

Discontinued operations:
        Income (loss) from discontinued operations
          of Anaren Europe (note 9)                             38,579      (1,625,071)
        Income tax benefit                                          --         (55,812)
                                                           -----------     -----------
        Net income (loss) from discontinued operations          38,579      (1,569,259)
                                                           -----------     -----------

Net income (loss)                                          $ 2,260,906     $  (958,109)
                                                           ===========     ===========

Basic earnings (loss) per share:
        Income from continuing operations                  $      0.11     $      0.03
        Income (loss) from discontinued operations                0.00           (0.07)
                                                           -----------     -----------
        Net income                                         $      0.11     $     (0.04)
                                                           ===========     ===========

Diluted earnings (loss) per share:
        Income  from continuing operations                 $      0.10     $      0.03
        Income (loss) from discontinued operations                0.00           (0.07)
                                                           -----------     -----------
        Net income                                         $      0.10     $     (0.04)
                                                           ===========     ===========

Shares used in computing net earnings (loss) per share:
        Basic                                               20,565,218      22,224,562
                                                           ===========     ===========
        Diluted                                             21,556,951      22,224,562
                                                           ===========     ===========

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Earnings
                               Nine Months Ended
                            March 31, 2004 and 2003
                                  (Unaudited)

                                                          Mar. 31, 2004   Mar. 31, 2003
                                                          -------------   -------------
Net sales                                                  $60,251,825     $57,035,831

Cost of sales                                               39,737,766      38,971,984
                                                           -----------     -----------
        Gross profit                                        20,514,059      18,063,847
                                                           -----------     -----------

Operating expenses:
        Marketing                                            4,980,925       4,647,000
        Research and development                             3,949,297       4,717,945
        General and administrative                           5,770,978       6,287,299
        Restructuring (note 7)                                      --         295,706
                                                           -----------     -----------
              Total operating expenses                      14,701,200      15,947,950
                                                           -----------     -----------

Operating income                                             5,812,859       2,115,897

Other income, primarily interest                             1,211,237       1,767,200
Interest expense                                                (7,519)        (39,768)
                                                           -----------     -----------
Income before income taxes                                   7,016,577       3,843,329

Income tax expense                                           2,006,000         667,812
                                                           -----------     -----------
Income from continuing operations                            5,010,577       3,175,517

Discontinued operations:
        Loss from discontinued operations
        of Anaren Europe (note 9)                           (1,509,819)     (3,988,064)

        Income tax benefit                                  (1,800,000)       (475,812)
                                                           -----------     -----------

        Net income (loss) from discontinued operations         290,181      (3,512,252)
                                                           -----------     -----------

Net income (loss)                                          $ 5,300,758     $  (336,735)
                                                           ===========     ===========

Basic earnings (loss) per share:
        Income from continuing operations                  $      0.24     $      0.14
        Income (loss) from discontinued operations                0.01           (0.16)
                                                           -----------     -----------
        Net income (loss)                                  $      0.25     $     (0.02)
                                                           ===========     ===========
Diluted earnings per share:
        Income from continuing operations                  $      0.23     $      0.14
        Income (loss) from discontinued operations                0.01            (.16)
                                                           -----------     -----------
        Net income (loss)                                  $      0.24     $     (0.02)
                                                           ===========     ===========
Shares used in computing net earnings (loss) per share:
        Basic                                               21,150,784      22,286,339
                                                           ===========     ===========
        Diluted                                             21,934,570      22,286,339
                                                           ===========     ===========

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                                Nine Months Ended
                             March 31, 2004 and 2003
                                   (Unaudited)

Cash flows from operating activities:                               Mar. 31, 2004    Mar. 31, 2003
                                                                    -------------    -------------
     Net income (loss)                                              $  5,300,758     $    (336,735)
     Net income (loss) from discontinued operations                      290,181        (3,512,252)
                                                                    ------------     -------------
     Net income from continuing operations                          $  5,010,577     $   3,175,517
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                                  3,070,731         2,930,206
         Amortization of intangibles                                     374,653           374,654
         Deferred income taxes                                            (1,796)        1,072,228
         Unearned compensation                                           214,650           400,681
         Provision for doubtful accounts                                 127,506           (10,881)
         Tax benefit from exercise of stock options                      797,537                --
         Changes in operating assets and liabilities,
           net of acquisition:
           Receivables                                                (4,468,390)        1,405,171
           Inventories                                                   328,001         3,167,009
           Interest and other receivables                               (160,418)          177,268
           Other current assets                                           (9,276)         (696,316)
           Refundable income taxes                                       876,220                --
           Accounts payable                                            2,234,678          (779,843)
           Accrued expenses                                              630,455           101,292
           Income taxes payable                                        1,130,984                --
           Customer advance payments                                     631,339          (244,831)
           Other liabilities                                               9,632            34,821
           Postretirement benefit obligation                               8,039                --
                                                                    ------------     -------------
             Net cash provided by operating activities
               from continuing operations                             10,805,122        11,106,976
             Net cash used in operating activities from
               discontinued operations                                  (405,018)       (2,517,882)
                                                                    ------------     -------------
             Net cash provided by operating activities                10,400,104         8,589,094
                                                                    ------------     -------------
Cash flows from investing activities:
     Capital expenditures                                             (2,651,864)       (4,185,103)
     Dividend return of capital in equities held for resale            3,497,850                --
     Maturities of marketable debt securities                        167,816,623       118,751,324
     Purchase of marketable debt and equity securities               151,545,000)     (122,778,281)
                                                                    ------------     -------------
             Net cash provided by (used in) investing activities
               from continuing operations                             17,117,609        (8,212,060)
             Net cash provided by investing activities from
               discontinued operations                                 1,493,378                --
                                                                    ------------     -------------
             Net cash provided by (used in) investing activities      18,610,987        (8,212,060)
                                                                    ------------     -------------
Cash flows from financing activities:
     Stock options exercised                                           1,497,527           248,035
     Purchase of treasury stock                                      (19,964,325)       (2,209,118)
                                                                    ------------     -------------
             Net cash used in financing activities                   (18,466,798)       (1,961,083)
                                                                    ------------     -------------
     Effect of exchange rates                                             55,570            57,165
             Net increase (decrease) in cash
               and cash equivalents                                   10,599,863        (1,526,884)
Cash and cash equivalents at beginning of period                      11,062,662        12,565,424
                                                                    ------------     -------------
Cash and cash equivalents at end of period                          $ 21,662,525     $  11,038,540
                                                                    ============     =============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                                     $      7,519     $      40,177
                                                                    ============     =============
       Income taxes                                                 $    127,859     $     750,000
                                                                    ============     =============

See accompanying notes to consolidated condensed financial statements

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The results of operations for the nine months ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2004, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the nine months ended March 31, 2004 and 2003 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1:  Intangible Assets

INTANGIBLE ASSETS:

Intangible assets as of March 31, 2004 are as follows:

                                               Gross Carrying      Accumulated
                                                   Amount          Amortization
                                                   ------          ------------

Patent                                          $  574,966          $  341,386
Customer Base                                    1,350,000             581,250
Trade Name                                         320,000             275,559
Non-Competition Agreements                         180,000              93,000
Favorable Lease                                    600,000             155,000
                                                ----------          ----------
     Total                                      $3,024,966          $1,446,195
                                                ==========          ==========

Intangible asset amortization expense for the nine month periods ended March 31, 2004 and March 31, 2003 was $374,653. Amortization expense related to intangible assets for the next five fiscal years is as follows:

Fiscal Year Ending June 30,
        2004                                                    $499,539
        2005                                                    $410,645
        2006                                                    $392,871
        2007                                                    $362,879
        2008                                                    $ 97,500

NOTE 2:  Stock-Based Compensation

The Company measures compensation expense for its stock option-based employee compensation plans using the intrinsic value method. The following table sets forth the pro forma effect of these plans as if the fair value-based method had been used to measure compensation expense.

                                      Three Months Ended                 Nine Months Ended
                                      ------------------                 -----------------
                                    March 31         March 31         March 31         March 31
                                      2004             2003             2004             2003
                                      ----             ----             ----             ----
Net income (loss), as reported     $2,260,906      $  (958,109)     $ 5,300,758      $  (336,735)

Fair value-based stock based
compensation cost, net of tax       2,317,672        2,190,454        6,711,336        6,571,361
                                   ----------      -----------      -----------      -----------
Pro forma net loss                 $  (56,766)     $(3,148,563)     $(1,410,578)     $(6,908,096)
                                   ==========      ===========      ===========      ===========

Net income (loss) per share:
       Basic                       $     0.11      $     (0.04)     $      0.25      $     (0.02)
       Diluted                     $     0.10      $     (0.04)     $      0.24      $     (0.02)

Pro forma net loss per share:
       Pro forma basic             $     0.00      $     (0.14)     $     (0.07)     $     (0.31)
       Pro forma diluted           $     0.00      $     (0.14)     $     (0.06)     $     (0.31)

NOTE 3:  Marketable Securities

Marketable securities are summarized as follows:

                                                   March 31, 2004 June 30, 2003
                                                   -------------- -------------
Marketable debt securities - held-to-maturity       $94,706,774   $110,978,398
Marketable equity securities - available for sale     2,487,557      5,682,260
                                                    -----------   ------------
Total                                                97,194,331    116,660,658
Current portion                                      63,412,432     93,266,276
                                                    -----------   ------------
Long term                                           $33,781,899   $ 23,394,382
                                                    ===========   ============

                                                       March 31, 2004
                                                       --------------
                                                    Gross        Gross
                                   Amortized     Unrealized    Unrealized
                                      Cost          Gains        Losses       Fair Value
                                      ----          -----        ------       ----------
Securities available for sale     $ 3,088,648     $     --     $(601,091)     $ 2,487,557
Securities held to maturity       $94,706,774     $170,288     $      --      $94,877,062

                                                      June 30, 2003
                                                      -------------
                                                     Gross         Gross
                                   Amortized      Unrealized    Unrealized
                                      Cost           Gains         Losses       Fair Value
                                      ----           -----         ------       ----------
Securities available for sale     $  6,586,529     $     --     $(904,269)     $  5,682,260
Securities held to maturity       $110,978,398     $113,366     $ (14,684)     $111,077,080

Contractual maturities of marketable equitable securities held to maturity at March 31, 2004, are summarized as follows:

                                                     Cost                 FMV
                                                     ----                 ---
Within one year                                  $60,924,875         $58,576,145
One year to five years                            33,781,899          36,300,917
                                                 -----------         -----------
Total                                            $94,706,774         $94,877,062
                                                 ===========         ===========

NOTE 4:  Inventories

Inventories are summarized as follows:

                                      March 31, 2004  June 30, 2003
                                      --------------  -------------
            Component parts            $ 8,541,121    $ 8,810,207
            Work in process              6,319,149      5,627,150
            Finished goods               2,175,436      2,656,029
                                       -----------    -----------
                                       $17,035,706    $17,093,386
            Reserve for obsolescence    (2,182,453)    (1,421,727)
                                       -----------    -----------
            Net inventory              $14,853,253    $15,671,659
                                       ===========    ===========

NOTE 5:  Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                                March 31, 2004  June 30, 2003
                                                --------------  -------------
            Land and land improvements          $  1,599,323    $  1,595,821
            Buildings, furniture and fixtures     13,072,155      12,944,778
            Machinery and equipment               46,994,643      47,590,955
                                                ------------    ------------
                                                $ 61,666,121    $ 62,131,554
            Less accumulated depreciation
             and amortization                    (40,720,833)    (38,491,733)
                                                ------------    ------------
                                                $ 20,945,288    $ 23,639,821
                                                ============    ============

NOTE 6:  Accrued Expenses

Accrued expenses consist of the following:

                                      March 31, 2004   June 30, 2003
                                      --------------   -------------
            Compensation                $1,674,012      $  924,290
            Commissions                    473,028         355,098
            Health insurance               193,360         290,424
            Restructuring (note 7)          46,160         710,885
            Other                          417,006         196,973
                                        ----------      ----------
                                        $2,803,566      $2,477,670
                                        ==========      ==========

NOTE 7:  Restructuring

The following is a rollforward of the balance of restructuring charges since the filing of the Company's Form 10-K Annual Report for the fiscal year ended
June 30, 2003.

                                 Balance                            Balance
                                 June 30,      Cash      Non-Cash   March 31,
                                   2003    Expenditures  Write-offs   2004
                                   ----    ------------  ----------   ----
         Severance               $677,251   $(631,091)     $--      $46,160
         Outplacement services
               and others          33,634     (33,634)      --           --
                                 --------   ---------      ---      -------
                 Total           $710,885   $(664,725)     $--      $46,160
                                 ========   =========      ===      =======

At March 31, 2004, outstanding liabilities related to the restructuring totaled $46,160 and are included in accrued expenses in the accompanying Balance Sheets and are expected to be paid in full over the next twelve months.

NOTE 8:  Other Liabilities

         Other liabilities consist of the following:

                                          March 31, 2004   June 30, 2003
                                          --------------   -------------
         Deferred compensation              $ 459,456        $ 502,236
         Other                                212,947          160,534
                                            ---------        ---------
                                              672,403          662,770
         Less current portion                (277,947)        (225,534)
                                            ---------        ---------
                                            $ 394,456        $ 437,236
                                            =========        =========

NOTE 9:  Discontinued Operations

On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. After completing production of the remaining customer orders under contract during the first quarter of fiscal 2004, production at Anaren Europe ceased and the remaining net assets of that operation were liquidated through the sale of equipment via auction. Effective with the reporting of the Company's operating results for the nine months ended March 31, 2004, the results of operations for Anaren Europe for both the current and prior year have been reclassified as discontinued operations in the statement of earnings. Components of the loss from discontinued operations of Anaren Europe for the three months and nine months ended March 31, 2004 are the following:

                                                            Three Months Ended             Nine Months Ended
                                                            ------------------             -----------------
                                                                  March 31                      March 31
                                                             2004         2003            2004            2003
                                                             ----         ----            ----            ----
         Net sales                                         $    --    $ 1,115,497     $   675,340     $ 3,490,168
         Income (expense)                                   38,579     (2,684,756)     (1,402,870)     (7,478,232)
         Loss on sale of equipment                              --             --        (782,289)             --
                                                           -------    -----------     -----------     -----------
         Net income (loss) from discontinued operations    $38,579    $(1,569,259)    $(1,509,819)    $(3,988,064)
                                                           =======    ===========     ===========     ===========

The Company also recorded an income tax benefit of $1,800,000 resulting from the investment losses attributable to Anaren Europe.

NOTE 10:  Net Income (Loss) Per Share

Basic income (loss) per share is based on the weighted average number of common shares outstanding. Diluted income (loss) per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans. The weighted average number of common shares utilized in the calculation of the diluted income (loss) per share does not include antidilutive shares aggregating 2,004,987 and 2,417,300 at March 31, 2004 and 2003, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                       Three Months Ended              Nine Months Ended
                                                       ------------------              -----------------
                                                            March 31                       March 31
Numerator:                                            2004           2003            2004           2003
                                                      ----           ----            ----           ----
Earnings available to
         common stockholders                      $ 2,260,906    $  (958,109)    $ 5,300,758    $  (336,735)
                                                  ===========    ===========     ===========    ===========
Denominator:

Denominator for basic earnings per share:
           Weighted average shares outstanding     20,565,218     22,224,562      21,150,784     22,286,339
                                                  ===========    ===========     ===========    ===========
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding       20,565,218     22,224,562      21,150,784     22,286,339
         Common stock options
           and restricted stock                       991,733             --         783,786             --
                                                  -----------    -----------     -----------    -----------
Weighted average shares and conversions            21,556,951     22,224,562      21,934,570     22,286,339
                                                  ===========    ===========     ===========    ===========

NOTE 11:  Components of Net Period Benefit Costs

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                           Pension Benefits
                                                           ----------------
                                                        2004             2003
                                                        ----             ----
Service cost                                         $  65,712        $  53,216
Interest cost                                          135,206          126,190
Expected return on plan assets                        (134,113)        (128,259)
Amortization of prior service cost                       4,560            3,774
Amortization of the net (gain) loss                     27,066            4,560
                                                     ---------        ---------
Net periodic benefit cost                            $  98,431        $  59,481
                                                     =========        =========

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                   Space &     Corporate and
                                                Wireless           Defense      Unallocated    Consolidated
                                                --------           -------      -----------    ------------
Net sales:
     Three months ended:
       March 31, 2004                         $15,505,871        6,881,351              --    $ 22,387,222
       March 31, 2003                         $10,800,782        7,300,709              --    $ 18,101,491
     Nine months ended
       March 31, 2004                         $40,026,192       20,225,633              --    $ 60,251,825
       March 31, 2003                         $34,850,768       22,185,063              --    $ 57,035,831

Operating income (loss):
     Three months ended:
       March 31, 2004                           1,908,628          828,170              --       2,736,798
       March 31, 2003                          (1,414,902)       1,578,469              --         163,567
     Nine months ended:
       March 31, 2004                           2,757,935        3,054,924              --       5,812,859
       March 31, 2003                          (2,646,719)       4,762,616              --       2,115,897

Goodwill and intangible assets:
     March 31, 2004                            32,294,632               --              --      32,294,632
     June 30, 2003                             32,669,285               --              --      32,669,285

Identifiable assets:*
       March 31, 2004                          17,826,136       10,382,305     144,828,362     173,036,803
       June 30, 2003                           14,145,826        9,760,194     156,513,471     180,419,491

Depreciation:**
     Three months ended:
       March 31, 2004                             532,393          538,805              --       1,071,198
       March 31, 2003                             613,312          392,068              --       1,005,380
     Nine months ended:
       March 31, 2004                           1,591,128        1,479,603              --       3,070,731
       March 31, 2003                           1,794,748        1,135,458              --       2,930,206

Goodwill and intangibles amortization: ***
     Three months ended:
       March 31, 2004                             124,885               --              --         124,885
       March 31, 2003                             124,835               --              --         124,885
     Nine months ended:
       March 31, 2004                             374,653               --              --         374,653
       March 31, 2003                             374,654               --              --         374,654

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

    ** Depreciation expense related to acquisition - specific property, plant and equipment is included in the segment classification of the acquired business. Depreciation expense related to non-business combination assets is allocated departmentally based on an estimate of capital equipment employed by each department. Depreciation expense is then further allocated within the department as it relates to the specific business segment impacted by the consumption of the capital resources utilized. Due to the similarity of the property, plant and equipment utilized, the Company does not specifically identify these assets by individual business segment for internal reporting purposes.

    *** Amortization of identifiable intangible assets arising from business combinations and patent amortization is allocated to the segments based on the segment classification of the acquired or applicable operation.

NOTE 13:  Other Postretirement Benefits

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis set forth below reviews the Company's operating results for the three months and nine months ended March 31, 2004 and its financial condition at March 31, 2004. This review should be read in conjunction with the accompanying consolidated condensed financial statements. Statements contained in management's discussion and analysis, other than historical facts, are forward-looking statements that are qualified by the cautionary statements at the end of this discussion.

Overview

The consolidated condensed financial statements present the financial condition of the Company as of March 31, 2004 and June 30, 2003, and the consolidated results of operations and cash flows of the Company for the three months and nine months ended March 31, 2004 and 2003.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. The Company sells its products to leading wireless communications equipment manufacturers such as Andrew, Ericsson, Lucent Technologies, Motorola, Nokia, Nortel Networks, and Powerwave, and to satellite communications and defense electronics companies such as Boeing Satellite, I.T.T., Lockheed Martin, Northrup Grumman and Raytheon.

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

The Company expects to increase the utilization of its Suzhou China facility as the result of the increase in customer demand for its wireless products and due to the pending ramp up of a new custom assembly.

The Company has been selected to receive an order in excess of $11.0 million (to be shipped over 36 months) to supply digital RF memory jamming subsystems, which will further strengthen the Company's Space and Defense backlog.

On July 10, 2003, after several restructurings, the Company announced its decision to dispose of its Anaren Europe subsidiary due to continuing low sales levels and large operating losses. This facility ceased production during the first quarter of fiscal 2004, an auction was held and all remaining equipment was sold in September 2003. This subsidiary is now being accounted for as a discontinued operation in the statements of earnings for the three and nine months ended March 31, 2004 and 2003. Included in the results of discontinued operations for the first nine months of fiscal 2004 are a loss from European operations of $1.5 million and a U.S. tax benefit of $1.8 million resulting from investment losses attributable to Anaren Europe.

Net sales from continuing operations for the third quarter ended March 31, 2004 were $22,387,000, up 23.7% from the third quarter of last fiscal year and up 14.3% from the second quarter of fiscal 2004. Operating income for the third quarter was $2.7 million, or 12.2% of net sales, up $2.6 million from the third quarter of last year, and up 39.4% sequentially from the second quarter of fiscal 2004.

Income from continuing operations for the third quarter of fiscal 2004 was $2,222,000, or $0.10 per diluted share, while the income from discontinued operations was $39,000 or $0.00 per diluted share, resulting in current third quarter net income of $2,261,000, or $0.10 per diluted share. This compares to income from continuing operations of $611,000, or $0.03 per diluted share and a loss from discontinued operations of ($1,569,000), or ($0.07) per diluted share, resulting in a net loss of ($958,000), or $(0.04) per diluted share, for the third quarter of last year, and net income of $1,256,000 or $0.07 per diluted share (including a net loss from discounted operations of $(335,000) for the second quarter of fiscal 2004.

Results of Operations

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                  Three Months Ended              Nine Months Ended
                                           Mar. 31, 2004   Mar. 31, 2003   Mar. 31, 2004   Mar. 31, 2003
                                           -------------   -------------   -------------   -------------
Net Sales                                      100.0%          100.0%          100.0%          100.0%

Cost of sales                                   64.7%           68.6%           66.0%           68.3%
                                               -----           -----           -----           -----
Gross profit                                    35.3%           31.4%           34.0%           31.7%
                                               -----           -----           -----           -----

Operating expenses:
   Marketing                                     7.7%            8.4%            8.3%            8.2%
   Research and development                      6.2%            9.9%            6.5%            8.3%
   General and administrative                    9.2%           10.6%            9.6%           11.0%
   Restructuring                                 0.0%            1.6%            0.0%            0.5%
                                               -----           -----           -----           -----
     Total operating expenses                   23.1%           30.5%           24.4%           28.0%
                                               -----           -----           -----           -----

Operating income                                12.2%            0.9%            9.6%            3.7%
                                               -----           -----           -----           -----

Other income (expense):
   Other, primarily interest income              1.6%            2.8%            2.0%            3.1%
   Interest expense                             (0.0%)          (0.1%)          (0.0%)          (0.1%)
                                               -----           -----           -----           -----
     Total other income (expense), net           1.6%            2.7%            2.0%            3.0%
                                               -----           -----           -----           -----

Income from continuing operations
   before income taxes                          13.8%            3.6%           11.6%            6.7%
Income taxes                                     3.9%            0.2%            3.3%            1.1%
                                               -----           -----           -----           -----
Income from continuing operations                9.9%            3.4%            8.3%            5.6%
                                               -----           -----           -----           -----
Discontinued operations:
  Income (loss) from discontinued
   operations of Anaren Europe                   0.2%           (9.0%)          (2.5%)          (7.0%)
  Income tax benefit                             0.0%           (0.3%)          (3.0%)          (0.8%)
                                               -----           -----           -----           -----
     Net income (loss) from
      discontinued operations                    0.2%           (8.7%)           0.5%           (6.2%)
                                               -----           -----           -----           -----

   Net income (loss)                            10.1%           (5.3%)           8.8%           (0.6%)
                                               =====           =====           =====           =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                    Three Months Ended      Nine Months Ended
                                         March 31                  March 31
                                         --------                  --------
                                    2004         2003         2004         2003
                                    ----         ----         ----         ----
Wireless                          $15,506      $10,800      $40,026      $34,851
Space and Defense                   6,881        7,301       20,226       22,185
                                  -------      -------      -------      -------
                                  $22,387      $18,101      $60,252      $57,036
                                  =======      =======      =======      =======

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net sales. Net sales increased $4.3 million, or 23.7%, to $22.4 million for the three months ended March 31, 2004, compared to $18.1 million for the third quarter of fiscal 2003. This increase resulted from a $4.7 million rise in sales of Wireless infrastructure equipment which more than offset a $420,000 decline in sales of Space and Defense products.

The increase in sales of Wireless products, which consist of standard surface mount components and custom subassemblies for use in building wireless base station equipment, was the result of a significant increase in worldwide demand for wireless base station components over the last nine months. This demand generated increased orders from a majority of the Company's base station infrastructure original equipment manufacturing customers in fiscal 2004. Sales of standard surface mount components were $4.7 million in the third quarter of fiscal 2004, up 74% from the third quarter last year, while sales of custom components rose $2.0 million, or 80% in the current quarter compared to the same quarter last year. This increase was partially offset by a $1.2 million, or 54% decrease in sales of ferrite component products in the current third quarter compared to the third quarter of last year as a result of the Company's continuing efforts to eliminate unprofitable and low margin ferrite products in fiscal 2004.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales in the Space and Defense group fell $420,000, or 5.8% in the third quarter of fiscal 2004 to $6.9 million, compared to the same quarter in the prior fiscal year. This decrease in sales resulted from the completion of shipments under the Boeing Spaceway program in the fourth quarter of fiscal 2003. This program accounted for over $4.0 million in shipments in fiscal 2003 and $850,000 in the third quarter of that fiscal year. The decline in commercial space revenue in fiscal 2004 was partially off-set by a $430,000 increase in defense product sales. Sales in the Space and Defense segment are expected to average approximately $6.7 to $7.2 million per quarter through the first half of fiscal 2005.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the third quarter of fiscal 2004 was $7.9 million (35.3% of net sales), up $2.2 million from $5.7 million (31.4% of net sales) for the same quarter of the prior year. The rise in gross margin as a percent of sales was a result of the $1.2 million decrease in sales of unprofitable and low margin ferrite products, coupled with an increase in sales of higher margin wireless products in the current third quarter compared to the third quarter last year. The Company expects gross margins to continue at current levels over the next few quarters as the Company anticipates its projected sales increases will result primarily from initial production of a new custom assembly product.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.7 million (7.7% of net sales) for the third quarter of fiscal 2004, up $200,000 from $1.5 million (8.4% of net sales) for the third quarter of fiscal 2003. This increase is a result of the addition of three new geographic product line marketing positions and a general increase in sales and marketing support costs to meet the increased demand in both the Wireless and Space and Defense markets that the Company has experienced over the last nine months.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $1.4 million (6.2% of net sales) in the third quarter of fiscal 2004, down 22.1% from $1.8 million (9.9% of net sales) for the third quarter of fiscal 2003. Research and development expenditures are supporting further development of wireless infrastructure products and new wireless networking product opportunities. Research and development expenditures fell in the third quarter of fiscal 2004 compared to the same quarter last year due to a much higher level of customer funded development activity in the Space and Defense group, resulting in a higher level of engineering costs being included in cost of goods sold. Despite the current temporary decline in spending, the Company does not expect to significantly reduce its current research and development efforts in the long term and is presently working on a number of new standard wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate administrative costs. General and administrative expenses increased 7.9% to $2.1 million (9.2% of net sales) for the third quarter of fiscal 2004 from $1.9 million (10.6% of net sales) for the third quarter of last fiscal year. This increase resulted primarily from rising administrative costs due to Sarbanes-Oxley regulations and a rise in corporate donations to support development of new microwave engineering talent.

Restructuring. There were no restructuring charges in the third quarter of fiscal 2004. In March 2003, the Company recorded a restructuring charge of $296,000 related to the Company's restructuring plan at its RF Power subsidiary. This plan was primarily aimed at reducing the cost of excess personnel in this operation and included the termination of 16 employees.

Operating Income. Operating income increased in the third quarter of fiscal 2004 to $2.7 million (12.2% of sales) from $164,000 (0.9% of net sales) for the third quarter of fiscal 2003. On a reporting segment basis, Wireless operating income was $1.9 million for the third quarter of fiscal 2004, an improvement of $3.3 million from a Wireless operating loss of ($1.4 million) for the third quarter of fiscal 2003. The main reasons for the increase in Wireless income in the current third quarter were the Company's restructuring and cost reduction activities in the second half of fiscal 2003 (which lowered Wireless operating costs), the discontinuation of some unprofitable and low margin wireless ferrite products, and the $2.0 million increase in Wireless sales in the current quarter compared to the same period during the prior year. Wireless operating margins are expected to continue at current levels during the remainder of fiscal 2004.

Space and Defense operating income fell $750,000 in the third quarter of fiscal 2004 to $828,000, compared to $1.6 million in the third quarter of fiscal 2003. This decrease resulted from the lower sales volume and a change in product mix during the current third quarter compared to the third quarter of last year. This year's third quarter sales included more sales volume attributable to military programs, while sales in the third quarter last year consisted of more profitable shipments for commercial space programs. Going forward, we expect Space and Defense sales to be driven primarily by defense related programs over the next four to five quarters.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 26.4% to $368,000 (1.6% of net sales) for the quarter ended March 31, 2004, from $500,000 (2.8% of net sales) for the same quarter last year. This decrease was caused by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Funds rate and the decrease in investable cash balances due to the $20.0 million expenditure to repurchase shares of the Company's common stock for Treasury shares in the first half of fiscal 2004. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the third quarter of fiscal 2004 were $879,000 (3.9% of net sales), representing an effective tax rate of 28.3%. This compares to income tax expense of $42,000 (0.2% of net sales) for the third quarter of fiscal 2003, representing an effective tax rate of 6.4%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the anticipated levels of taxable income for the entire fiscal year.

Discontinued Operations. On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter of fiscal 2004, the Company ceased production at Anaren Europe and the remaining net assets of that operation were liquidated. Effective with the Company's Form 10-Q Quarterly Report for the first quarter ended September 30, 2003, the results of operations for Anaren Europe for all periods reported on have been reclassified as discontinued operations in the statements of earnings. The results from discontinued operations for the third quarter ended March 31, 2004 included income of $39,000 reflecting the results of that operation in the third quarter.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

Net Sales. Net sales increased $3.3 million, or 5.6% to $60.3 million for the first nine months of fiscal 2004, compared to $57.0 million for the first nine months of fiscal 2003. This increase resulted from a $5.1 million, or 14.8% increase in shipments of Wireless products, which more than offset a $2.0 million decline in Space and Defense product shipments.

The increase in sales of Wireless products was a result of a significant increase in worldwide demand for Wireless basestation components over the past nine months. This rising demand generated increased orders from a majority of the Company's base station infrastructure original equipment manufacturing customers in fiscal 2004. Sales of standard components, including resistive products, rose to $21.1 million for the first nine months of fiscal 2004, up 50.7% from $14.0 million for the first nine months of last year, while sales of custom components increased $1.2 million, or 13.5% in the current nine months compared to the same period last year. These increases more than offset a $3.0 million decline in ferrite product sales, which resulted from the Company's continuing effort to discontinue production of unprofitable and low margin ferrite products in fiscal 2004.

Sales in the Space and Defense group fell $2.0 million, or 8.8%, in the first nine months of fiscal 2004, compared to the same period in the prior fiscal year. This decrease in sales resulted from the completion of shipments for the Boeing Spaceway program in the fourth quarter of fiscal 2003. This program accounted for over $4.0 million in shipments in fiscal 2003, of which $2.9 million generated in the first nine months of that year. Sales in the Space and Defense segment are expected to average approximately $6.8 to $7.2 million per quarter through the first half of fiscal 2005.

Gross Profit. Gross profit in the first nine months of fiscal 2004 was $20.5 million (34.0% of net sales), up $2.4 million from $18.1 million (31.7% of net sales) for the first nine months of the prior year. The increase in gross margin as a percent of sales was a result of the $3.0 million decrease in shipments of unprofitable and low margin ferrite products and the $8.3 million increase in shipments of higher margin standard and custom Wireless components in the current first nine months compared to the same period last year.

Marketing. Marketing expenses increased 7.2% to $5.0 million (8.3% of net sales) for the first nine months of fiscal 2004 from $4.6 million (8.2% of net sales) for the first nine months of last year. This increase is a result of the addition of three new geographic product line marketing positions, increased commissions and a general increase in sales and marketing support costs, such as travel and administrative personnel, to support the rising customer demand levels the Company has experienced over the last nine months.

Research and Development. Research and development expenses were $3.9 million (6.5% of net sales) in the first nine months of fiscal 2004, down 16.3% from $4.7 million (8.3% of net sales) for the first nine months of fiscal 2003. Research and development expenditures are supporting further development of Space and Defense subsystems, Wireless infrastructure and subscriber products. Research and development expenditures declined in the first nine months of fiscal 2004 due to a higher level of customer funded development activity in the Space and Defense group in the current fiscal year. Despite the current decline, the Company does not expect to significantly reduce its research and development efforts in the near term and is presently working on a number of new standard Wireless products.

General and Administrative. General and administrative expenses declined 8.2% to $5.8 million (9.6% of net sales) for the first nine months of fiscal 2004, from $6.3 million (11.0% of net sales) for the first nine months of last fiscal year. This decrease was due to a decline in personnel as a result of the Company's restructurings in the second half of fiscal 2003, as well as reduced spending for professional and consulting services in the current year.

Restructuring. There were no restructuring charges in the first nine months of fiscal 2004. In March 2003, the Company recorded a restructuring charge of $296,000 related to the Company's restructuring plan at its RF Power subsidiary. This plan was primarily aimed at reducing the cost of excess personnel in this operation and included the termination of 16 employees.

Operating Income. Operating income increased 175% in the first nine months of fiscal 2004 to $5.8 million (9.6% of sales) from $2.1 million (3.7% of net sales) for the first nine months of fiscal 2003. On a reporting segment basis, the Wireless operating income was $2.8 million for the first nine months of fiscal 2004, an improvement of $5.4 million from a Wireless operating loss of $2.6 million for the first nine months of fiscal 2003. The main reasons for the improvement in Wireless operating profitability in the current first nine months were the restructuring and cost reduction activities in the second half of fiscal 2003 (which lowered Wireless operating costs), the discontinuation of some unprofitable and low margin Wireless ferrite products, the large increase in sales of higher margin Wireless products in the current fiscal year.

Space and Defense operating income fell $1.7 million in the first nine months of fiscal 2004 to $3.1 million, compared to $4.8 million in the first nine months of fiscal 2003. This decrease resulted from the lower sales volume and a change in product mix during the current nine months compared to the first nine months of last year. Sales for the first nine months of fiscal 2004 included more volume attributable to military programs, while sales in the first nine months of last year consisted of more profitable commercial space programs.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 31.5% to $1.2 million (1.6% of net sales) for the nine months ended March 31, 2004, from $1.8 million (3.1% of net sales) for the first nine months of last year. This decrease was caused by the decline in market interest rates over the last 12 months and the decline in investable cash balances due to the use of $20.0 million to repurchase shares of the Company's common stock. Interest income will fluctuate based on the level of interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the first nine months of fiscal 2004 were $2.0 million (3.3% of net sales), representing an effective tax rate of 28.6%. This compares to income tax expense of $668,000 (1.1% of net sales) for the first nine months of fiscal 2003, representing an effective tax rate of 17.4%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The effective tax rate has risen year over year for the first nine months due to a higher level of taxable income coupled with a 33% decline in nontaxable municipal income. The effective tax rate for the remainder of fiscal 2004 is expected to range between 28-29%.

Discontinued Operations. On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation due to further deterioration in its business. During the first quarter, production at Anaren Europe ceased and the remaining net assets of that operation were liquidated. Effective with the Company's Form 10-Q Quarterly Report for the first quarter ended September 30, 2003, the results of operations for Anaren Europe for both the current and prior year have been reclassified as discontinued operations in the statements of earnings. The results from discontinued operations for the first nine months ended March 31, 2004 include a loss of ($1.5) million reflecting the cost of that operation in the first nine months, and a federal tax benefit of $1.8 million resulting from the investment losses attributable to Anaren Europe.

Fourth Quarter of Fiscal 2004 Outlook

Based on current Wireless market demand and the Company's present Space and Defense order backlog, the Company expects sales for the fourth quarter of fiscal 2004 to range between $23.0 and $25.0 million and net earnings per diluted share are expected to be approximately $0.11.

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

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended March 31, 2004 and the nine months ended March 31, 2003 was $10.4 million and $8.6 million, respectively. The positive cash flow from operations was due primarily to profit before depreciation in both years. In the current year cash flow was decreased by a rise in receivables, while the prior fiscal year was improved due to a decline in receivables and inventory.

Net cash provided by investing activities for the first nine months of fiscal 2004 was $17.1 million and consisted of net maturities of marketable debt securities of $16.3 million, plus a return of capital dividend on equity securities (Celeritek, Inc.) held for resale of $3.5 million, less $2.7 million used to fund capital equipment acquisitions. Net cash used in investing activities in the first nine months of fiscal 2003 was $8.2 million and consisted of $4.2 million used to acquire capital equipment and net purchases of marketable debt securities amounting to $4.0 million. Additionally, in fiscal 2004, $1.5 million was generated in discontinued operations in Europe through the auction sale of capital equipment.

Net cash used for financing activities was $18.5 million in the first nine months of fiscal 2004 and $2.0 million in the first nine months of last year. $20.0 million in cash was used in the first nine months of fiscal 2004 for the purchase of 1,437,100 shares of the Company's common stock, net of $1.5 million received from the exercise of stock options. Funds used in the first nine months of fiscal 2003 were $2.2 million to purchase 271,900 shares of the Company's common stock, while funds provided by financing activities were $248,035 generated by stock option exercises.

During the remainder of fiscal 2004, the Company anticipates that its main cash requirements will be for additions to capital equipment and the possible purchase of additional shares of the Company's common stock. Capital expenditures, including purchases of $2.7 million made in the first nine months, are expected to total between $3.0 and $4.0 million for fiscal 2004 (4.0-5.0% of sales) and will be funded by existing cash balances.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At March 31, 2004, there were 1,070,000 shares remaining under the current Board repurchase authorization. The Company repurchased no shares during the third quarter ended March 31, 2004.

At March 31, 2004, the Company had approximately $118.8 million in cash, cash equivalents, and marketable securities and no debt, and has had positive operating cash flow for over eight years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

The Company's obligations and commitments are as follows:

                                                       Payment Due by Period
                                                       ---------------------
                                    Less
                                    Total       than 1 Yr.      2-3 Yrs      4-5 Yrs     Over 5 Yrs
                                    -----       ----------      -------      -------     ----------
Contractual obligations
Operating leases - facilities    $6,541,000    $1,045,000    $1,790,000    $1,363,000    $2,343,000
Deferred compensation               731,250        65,000       130,000       130,000       406,250

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

o cancellation of existing contracts or orders, including the new Wireless custom assembly placed into production during the third quarter, or other declines in demand for the Company's products;

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

As of March 31, 2004, the Company had cash, cash equivalents and marketable securities of $118.8 million, of which approximately $116.3 million consisted of cash and highly liquid investments in marketable debt securities and $2.5 million consisted of marketable equity securities. The marketable debt securities at date of purchase normally have maturities between one and eighteen months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from December 31, 2003 rates, or 0.15%, would have reduced net income and cash flow by approximately $44,000, or $0.002 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company currently owns equity investments held for sale with a market value of approximately $2.5 million. Fluctuations in market value of these securities are presently considered to be temporary and are charged to stockholders' equity monthly. A theoretical 10.0% decline in market value of these securities would result in a $250,000 reduction in stockholders' equity. In the future, if the decline in value of these securities is considered other than temporary, then the full decline in value experienced to the date of impairment will be reflected in the then current period income statement.

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

Item 5.  Submission of Matters to a Vote of Security Holders

            None.

Item 6.  Exhibits and Reports on Form 8-K

Item 6(a)     Exhibits
              --------

              10.1 Employment Agreement, effective as of February 14, 2004, between Anaren, Inc. and Carl W. Gerst, Jr.

              31      Rule 13a-14(a) Certifications

              32      Section 1350 Certifications

Item 6(b)     Reports on Form 8-K

              The Company filed a current report on Form 8-K on January 27, 2004 with respect to its Results of Operations for the quarter ended December 31, 2003.

              The Company filed a current report on Form 8-K on January 26, 2004 with respect to the receipt by the Company of an $11.0 million contract from Raytheon Company for Digital Radio Frequency Memory subsystems used in the Raytheon AN/ALQ-187 internal jammer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Anaren, Inc.
                                             (Registrant)

Date:  April 30, 2004                        S/Lawrence A. Sala
                                             -----------------------------------
                                             Lawrence A.Sala
                                             President & Chief Executive Officer

Date: April 30, 2004                         S/Joseph E. Porcello
                                             -----------------------------------
                                             Joseph E. Porcello
                                             Vice President of Finance and
                                             Treasurer