Form 10-K
period 2004-06-30
ANAREN  INC
filed 2004-09-01
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No __

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on December 31, 2003, as reported on the Nasdaq National Market, was approximately $278,115,000.

The number of shares of Registrant's Common Stock outstanding on August 25, 2004 was 19,867,878.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for use in connection with its 2004 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. Such known factors include, but are not limited to: the Company's ability to timely ramp up to meet some of our customers' increased demands; unanticipated delays and/or difficulties relocating the Company's Amitron subsidiary from North Andover, Massachusetts to Salem, New Hampshire; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to difficulties in successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; successfully securing new design wins from our original equipment manufacturer customers, reliance on a limited number of key component suppliers, unpredictable difficulties or delays in the development of new products; order cancellations or extended postponements including the new Wireless custom assembly placed into production during the third quarter; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and/or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2004 Annual Report, Anaren's Form 10-K for the fiscal year ended June 30, 2004 and Anaren's Form 10-Q for the three months ended March 31, 2004, and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

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

Recent Developments

On August 3, 2004, the Company purchased a 65,000 square foot facility in Salem, New

Hampshire to support the anticipated growth at its Amitron operation which will subsequently operate under a new wholly-owned subsidiary, Anaren Ceramics, Inc., effective September 2004. It is presently expected that operations will begin to transition to the Salem facility beginning in September 2004.

In fiscal 2004, the Company introduced and sold its first components used in consumer wireless applications.

On July 8, 2004, Teledyne Technologies Incorporated and Celeritek, Inc. jointly announced that Teledyne, through its subsidiary Teledyne Wireless, Inc., had entered into an agreement to acquire Celeritek's defense electronics business. In light of this development, Anaren has determined that it no longer has an interest in acquiring the business or assets of, or engaging in any other form of business combination with, Celeritek. The shares of Celeritek Common Stock beneficially owned by Anaren will, for so long as Anaren retains such ownership, be held for investment purposes and not with a view towards effectuating a business combination. As set forth in its latest Amendment to Schedule 13D, Anaren has disposed of a portion of the Celeritek Common Stock previously held by it. Depending on the results of its ongoing evaluation of the investment in the Common Stock, prevailing market conditions, other investment opportunities, and/or other investment considerations, Anaren may dispose of some or all of its remaining holdings in privately negotiated or open market transactions, or may retain such shares for investment purposes as described in its latest Amendment to Schedule 13D. As of August 25, 2004, the Company has disposed of 72,500 shares of Celeritek's Common Stock and currently owns 704,800 shares.

In March 2004, the Company was selected to receive an order in excess of $11.0 million (to be shipped over 36 months) to supply digital RF memory jamming subsystems, which will further strengthen the Company's Space and Defense backlog.

On July 10, 2003, after several restructurings, the Company announced its decision to dispose of its Anaren Europe subsidiary due to continuing low sales levels and large operating losses. This facility ceased production during the first quarter of fiscal 2004, an auction was held and all remaining equipment was sold in September 2003. This subsidiary is now being accounted for as a discontinued operation in the statements of earnings for the three years ended June 30, 2004, 2003 and 2002.

Overview

The Company is a leading provider of microwave components and assemblies for the wireless and space and defense markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in wireless communication and space and defense systems.

Through its focused research and development efforts, Anaren continues to design components and subsystems that enable wireless communication systems, as well as advanced radar, beamforming and receiver applications for the space and defense markets.

In addition, the Company is developing and producing a diverse set of miniature microwave component products for consumer wireless communications applications such as WiFi, Bluetooth(R), cellular handsets and satellite reception. The Company's customer base includes leading global original equipment manufacturers that serve the wireless, space and defense markets, including:

o Ericsson
o Lucent Technologies
o Motorola
o Nokia
o Nortel Networks

o Andrews
o Boeing, Inc.
o ITT Aerospace/Communications
o Lockheed Martin
o Northrop Grumman
o Raytheon

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

Despite this continued growth in customer demand, expenditures for capital infrastructure equipment by service providers began to decline rapidly during the first quarter of calendar year 2001 and remained depressed during fiscal 2002 and 2003. During fiscal 2004, expenditures for wireless infrastructure equipment rebounded with a positive impact on our business.

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

Mobile Wireless Communications

The late 1990's through 2000 saw dramatic growth in the demand for mobile communications. This was fueled by decreasing prices for handsets and airtime, a favorable global communications regulatory environment, increased competition among service providers, opening of new frequency spectrum and services, and the installation of mobile networks in developing nations as an alternative to wire-based networks. Despite this rapid growth in customer demand, expenditures for capital infrastructure equipment by service providers began to decline rapidly during the first quarter of calendar year 2001. This had a negative impact on all of the Company's wireless product lines, particularly the printed-circuit board business. During fiscal 2004, infrastructure spending rebounded due to the deployment of new technology to expand existing network capacity resulting in rising sales and orders across all of the Company's Wireless product lines.

Wireless Local Area Networking

Wireless local area networks (WLAN) generally referred to as WiFi are flexible data communication systems that can either replace or extend wired communication systems. Using radio frequency technology, wireless local area networks transmit and receive data over the air without wired cabling. A wireless local area network provides all the features and benefits of traditional local area network technologies like Ethernet, with lower installation costs and increased flexibility.

Wireless local area network technology is now in the process of widespread deployment and accelerated development for low-cost, interoperable products. Wireless local area network technology provides high data rates to rapidly transfer large data files, access the web, and support wireless video conferencing from mobile platforms including handheld personal computers and laptops. The flexibility that the wireless local area network offers the business and consumer user is leading to applications such as wireless home multimedia, wireless roadside assistance, wireless e-business, and wireless printers and scanners.

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

Advanced Microwave Design and Manufacturing Capabilities. The Company's engineering and design staff of 106 engineers (as of June 30, 2004) works with customers to develop product solutions. Anaren's engineers collaborate with customers to develop products that provide state-of-the-art performance that can be manufactured in significant volume with excellent quality and reliability. The Company has consistently met the stringent requirements of the wireless, defense and satellite communications markets due to the Company's strengths in advanced packaging and interconnecting of radio, microwave and extremely high frequency signals, as well as its ability to produce small, light weight, cost-effective and efficient microwave components and assemblies. The Company utilizes its Suzhou China based operation to manufacture and test microwave component and subassembly products for wireless infrastructure applications. This local presence provides rapid and cost effective manufacturing for its Asian customer base.

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

Multi-Layer Stripline technology is a technique of processing stripline circuits, in which multiple layers of etched stripline circuits are laminated together in a manner that is similar to printed circuit board manufacturing, but with superior microwave characteristics. Similar to traditional printed circuit board manufacturing, plated through holes are used to interconnect layers. The Company's proprietary techniques enable it to implement multi-layer connections that perform optimally at microwave frequencies. Unlike traditional printed circuit board manufacturing, simply connecting the appropriate points on the multi-layer board does not ensure adequate performance. In order to achieve optimal microwave performance on a consistent basis, material and process variations must be tightly controlled and the circuit design must take into consideration variations in the manufacturing process.

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

 Pursue Large Addressable Markets. The Company has successfully penetrated the mobile wireless infrastructure market and intends to use its market position to pursue other wireless markets like consumer component applications. The Company also intends to continue to offer additional products and technologies to address existing and developing space and defense applications.

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

Strengthen and Expand Customer Relationships. Today, a limited number of large systems manufacturers drive the wireless and space and defense markets. The Company has developed, and plans to continue to expand, customer relationships with many of these manufacturers, including Ericsson, Lucent, Motorola, Nokia, Nortel Networks and Andrew for wireless communications and Boeing, Lockheed Martin, Raytheon and Northrup Grumman for space and defense. The Company intends to further strengthen its customer relationships by offering complete outsourcing solutions, from research and development through product design and production, thereby increasing the customers' reliance on the Company.

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

Expand Business through Strategic Acquisitions. The Company intends to continue to pursue opportunistic acquisitions of companies, product lines and technologies that complement its business. The Company will focus on acquisitions that leverage its technical expertise and business development resources and provide a competitive advantage for its targeted markets.

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

Component Products

Xinger(R) Surface Mount Components. The Company's Xinger(R) line of products consists of off-the-shelf surface mount microwave components which provide passive microwave signal distribution functions. They were developed to provide a low-cost signal distribution component, which could be placed on standard printed circuit boards with automated production equipment. The primary application of these products is in radio frequency power amplifiers, but they are also found in low-noise amplifiers and radios. The Company believes it is currently the market leader in this product area, supplying industry leading original equipment manufacturers and leading power amplifier manufacturers. The Company continues to invest heavily in the expansion of this product line, as well as its addressable market. During fiscal 2004, the Company introduced its next generation Xinger II product line offering significantly improved RF performance and power handling in a package that supports the latest global environment friendly initiatives. The Company has recently announced several products specifically designed to address the consumer components Wireless local area network market, cellular telephone and Bluetooth applications. These products are 1/50th the size of our typical Xinger(R) type of product and offer performance and cost advantages over traditional components.

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

High Frequency Etched Thick Film and LTCC Circuits. The Company's ceramic capabilities include etched thick film circuits and Low Temperature Co-fired Ceramic circuits built to customer specifications. These circuits are suitable for wireless, defense, aerospace, and medical applications.

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


Customers

During the fiscal year ended June 30, 2004, approximately 68% of the Company's sales were to customers in the wireless markets and approximately 32% of its sales were to customers in the space and defense markets. The Company had two customers who accounted for more than 10.0% of net sales, Raytheon, who represented approximately 14.2% of sales and Motorola, Inc., who represented 11.4% of sales in fiscal 2004.

Wireless Communications. The Company sells its standard line of Xinger(R) components, resistive components, and ferrite components, to leading original equipment manufacturers and a broad range of other wireless equipment contract manufacturers. In addition, the Company sells its custom wireless products to major wireless infrastructure original equipment manufacturers. In general, customers have purchased the Company's products directly from the Company or through distributors or sales representatives. The following is a list of the Company's Wireless customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2004:

o   Alcatel
o   Avnet
o   BAE Optilas
o   Celestica Corp.
o   EG Components
o   Lucent Technologies
o   MKS Instruments
o   Motorola
o   Nokia
o   Remec
o   Richardson Electronics Inc.
o   St. Jude
o   Solectron
o   Telecom International
o   Venture

Space and Defense. The Company currently sells passive components and electronic subsystems to prime contractors serving the United States and foreign governments. The following is a list of Space and Defense customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2004:

o   BAE
o   Boeing Inc.
o   Corbett
o   Harris
o   ITT Avionics
o   LG Innotek Co. Ltd.
o   Lockheed Martin
o   Northrup Grumman
o   Raytheon

Sales and Marketing

The Company markets its products worldwide to original equipment manufacturers in the wireless and space and defense markets primarily through a sales and marketing force of 32 people as of June 30,

2004. The Company has regional sales offices located in Sacramento, California; Raleigh, North Carolina; Waterlooville, England; and Suzhou, China. The regional sales offices have dedicated technical product managers to better serve the customer base. In addition, as of June 30, 2004, the Company had contracts with two major distributors, with 15 manufacturers' representatives in the United States, and with ten international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industry shows. The Company has also invested significantly in its Internet website which contains an electronic version of its entire catalog. In addition, the website enables users to download important device parameter files. These files contain the performance information for the catalog parts in a format which is compatible with commonly used computer aided design/computer aided modeling, or CAD/CAM, equipment. The Company also provides mechanical drawings and applications notes for proper use of the parts. This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.

After identifying key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and with manufacturers' representatives. To promote widespread acceptance of the Company's products and provide customers with support for their wireless communications needs, the sales and engineering teams work closely with the customers to develop solutions tailored for their wireless requirements. The Company believes that its customer engineering support team, comprised of 106 design and engineering professionals as of June 30, 2004, is a key competitive advantage.

The Company uses distributors for its standard products, most notably the Xinger(R) line of surface mount components. In the United States, Canada, Asia and most of Europe, the Company has agreements with Richardson and Avnet, with the latter operating under the name of BFI Optilas in Europe. The Scandinavian countries are serviced by E.G. Components, Inc., a subsidiary of Elektronikgruppen. Distribution has become an important part of the Company's sales efforts by providing the Company with a larger sales force to promote its catalog offerings. The Company is also seeing a trend on the part of its customers to consolidate their material handling activities, including purchasing, warehousing, and fulfillment. The result is that many original equipment manufacturers are outsourcing all or part of these activities to large distribution firms like Avnet and Richardson.

Backlog

The Company's backlog of orders for the Wireless group was $15.6 million as of June 30, 2004 versus $8.8 million as of June 30, 2003. The increase in backlog is reflective of the overall increase in worldwide demand for wireless infrastructure products that we experienced during the last half of fiscal 2004. Backlog for the Wireless group primarily represents firm orders for component products and signed purchase orders (i.e., orders for specific custom sub-assemblies) for custom components due to ship within the next eight to twelve weeks. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its Wireless backlog as of any particular date is representative of actual sales for any succeeding period. Typically, large original equipment manufacturers including Ericsson, Lucent, Motorola, Nokia and Nortel, who use the Company's component and custom products, negotiate set prices for estimated annual volumes. The Company then receives a firm delivery commitment prior to shipment. The Company does not recognize backlog until it has received a firm order.

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

Backlog of orders for the Space and Defense group was $37.1 million as of June 30, 2004 versus $26.3 million as of June 30, 2003. The increase in Space and Defense backlog year over year was due largely to the receipt of a contract from Raytheon (Goleta, CA) in excess of $11.0 million for Digital Radio

Frequency (RF) Memory subsystems used in the Raytheon AN/ALQ-187 internal (RF) jammer. This contract is in support of a Raytheon contract for the provision of an electronic warfare system for Hellenic Air Force F-16 fighters and deliveries are anticipated to extend over approximately 36 months. During fiscal year 2004, the Company expects to ship between $25.0 million and $28.0 million of its June 30, 2004 backlog. All of the orders included in the Space and Defense group backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.


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

o advanced low temperature co-fired ceramic for use in low-cost, light weight integrated substrates; and

o miniature components for wireless networking and subscriber applications.

These activities include customer-funded design and development, as well as efforts funded directly by the Company. Research and development expenses funded by the Company were $5.9 million in fiscal 2004, $6.1 million in fiscal 2003 and $6.3 million in fiscal 2002. Research and development costs are charged to expense as incurred.

Manufacturing

The Company currently maintains manufacturing locations in Syracuse and Bohemia, New York; North Andover, Massachusetts; and Suzhou, China. During fiscal 2004, the Company closed and liquidated its Almelo, Netherlands circuit board facility. During fiscal year 2003, the Company began the transitioning of much of the ceramic processing capability from its Bohemia operation to its North Andover operation. This transfer was initiated to reduce manufacturing cost and to concentrate all ceramic processing and expertise in one location. Beginning in September 2004, the Company's Amitron operation will begin manufacturing operations in its newly acquired Salem, New Hampshire facility which includes a State-of-the-Art Class 10,000 clean room, under a newly formed wholly owned subsidiary, Anaren Ceramics, Inc.

The Company continues to develop capability to produce highly engineered, complex microwave subassemblies to support its Space and Defense business. In fiscal 2004, the Company continued to invest in equipment and processes required to manufacture assemblies utilizing high-density and frequency Ball Grid Array technology, supporting high reliability requirements suitable for both defense and space based platforms.

A continued focus of the Company is to provide the lowest cost manufacturing solutions. Part of this strategy has evolved with the opening of a facility in Suzhou, China. Manufacturing product lines from the Syracuse and North Andover operations have been successfully transitioned to Suzhou, with additional products and lines planned for fiscal year 2005. Additionally, the Suzhou facility is expected to provide support in identifying and qualifying new lower-cost and local Asian sources of raw materials for all of the Company's businesses.

The Company's East Syracuse facility has been ISO 9001 certified; its Bohemia, New York and North Andover, Massachusetts facilities are both ISO 9002 certified. In addition, the East Syracuse facility has recently been certified to IPC 6010 for manufacture of high-reliability printed circuit boards.

The Company manufactures its products from standard components, as well as from items which are manufactured by vendors to its specifications. The raw materials utilized in the various product areas are generally accessible and common to both of the Company's business segments. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. During fiscal year 2004, the Company had no vendors from which it purchased more than 10.0% of its total raw materials, and the Company believes that alternate sources of supply are generally available for all raw materials.


Competition

The microwave component and subsystems industry continues to be highly competitive. The Company competes against many companies, both foreign and domestic, many of which are larger and have greater financial and other resources. Direct competitors of the Company in the wireless market include Aeroflex, M/A-com, a division of Tyco International, Merrimac Industries, Filtronic PLC, Radiall, Smith Industries, Soshin and Mini-Circuits. As a direct supplier to original equipment manufacturers, the Company also faces significant competition from the in-house capabilities of its customers. However, the current trend in the wireless marketplace has been for the original equipment manufacturers to outsource more design and production work, thereby freeing up their internal resources for other use. Thus, the Company believes that internal customer competition exists predominantly in its Space and Defense and satellite businesses.

In the wireless market, increased price pressure from the Company's customers is a continuing challenge. It is anticipated that this pricing pressure will continue indefinitely.

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

The Company currently has 8 active patents and has filed 13 other patent applications that are currently pending before the United States Patent and Trademark Office to protect both the construction and design of its products. The Company plans to pursue intellectual property protection in foreign countries, primarily in the form of international patents, in instances where the technology covered is considered important enough to justify the added expense. By agreement, Company employees who initiate or contribute to a patentable design or process are obligated to assign their interest in any potential patent to the Company.

Employees

As of June 30, 2004, the Company employed 582 full-time people, including 39 temporary employees. Of these employees, 106 were members of the engineering staff, 404 were in manufacturing positions, 32 were in sales and marketing positions, and 40 were in management and support functions. None of these employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be excellent.

Item 2. Properties

The principal real estate of the Company is a 105,000 square foot building, which the Company owns, located on a 30 acre parcel in East Syracuse, New York. The Company's principal subsidiary, Anaren Microwave, Inc., utilizes this facility which houses a substantial portion of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering activities. The Company's RF Power subsidiary leases a 15,700 square foot facility in Bohemia, New York, which houses the production, engineering and administrative functions of RF Power pursuant to a lease that expires in June 2006. Annual rent for this facility is approximately $132,000. The Company's Amitron subsidiary currently leases an approximately 20,000 square foot facility in North Andover, Massachusetts, which houses that operation. This lease originally was set to expire in August 2006 and has an annual lease cost of approximately $155,000. In May 2004 the Company, through a wholly owned subsidiary, Anaren Properties, LLC, agreed to purchase a 65,000 square foot building situated on approximately 12 acres in Salem, New Hampshire for $5.0 million. The building was acquired on August 3, 2004, and it is the Company's intention to move the Amitron operation to this facility and operate under a newly formed, wholly owned subsidiary, Anaren Ceramics, Inc. beginning in September 2004. This facility was acquired to provide adequate space for future growth of that business. In conjunction with the decision to move to this new facility, the Company negotiated a buyout of the remaining lease of the North Andover facility for a one-time charge of $350,000 and accelerated amortization of leasehold improvements and certain intangibles related to lease amounting to approximately $250,000. These expenses were recorded and recognized in the quarter ended June 30, 2004. The Company expects similar related charges, including moving expenses, of approximately $300,000 - $350,000, to be recorded during the quarter ended September 30, 2004.

In March 2002, the Company's Anaren Suzhou Communications Inc. subsidiary signed a lease for a 12,300 square foot facility in Suzhou, China to begin light manufacturing and assembly activities for the Company's Asian customers. This facility has an annual rent of $21,400, and the lease, which expires in March 2005, may be renewed for an additional three year period. Additionally, in February 2003 Anaren Suzhou exercised an option to lease the second floor of this facility (approximately 12,300 square feet) at a rate per square foot totaling $21,000 annually through March 2005, subject to the three year renewal period noted above.

The Company leases a 20,000 square foot building in Frimley, England. Annual rental cost of this facility is approximately $470,000 and the Company is currently subletting the building. During the fiscal year ended June 30, 2004, payments to the Company under this sublease were more than 95.0% of the full lease value. The existing lease term on this building runs to 2014. There is no assurance that the Company will be able to continuously sublet the building during the remaining lease term so as to offset its rental cost in whole or in part.

Management considers the foregoing facilities adequate for the current and anticipated short-term future requirements of the Company, and expects that suitable additional space will be available to the Company, as needed, at reasonable commercial terms.

Item 3. Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended June 30, 2004, there were no matters submitted to a vote of security holders.

Item 4A. Executive Officers of the Registrant

Executive officers of Anaren, Inc., their respective ages as of June 30, 2004, and their positions held with the Company are as follows:

Name                  Age                       Position
Lawrence A. Sala      41     President, Chief Executive Officer, Chairman
                               and Director
Carl W. Gerst, Jr     66     Chief Technical Officer, Vice Chairman and Director
Gert R. Thygesen      48     Vice President, Technology
Joseph E. Porcello    52     Vice President, Finance, Treasurer
Mark P. Burdick       46     Vice President and General Manager
Timothy P. Ross       44     Vice President, Business Development
Amy B. Tewksbury      40     Vice President, Human Resources

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

Carl W. Gerst, Jr. has been a member of the Board of Directors of the Company since its founding. Mr. Gerst has served as Chief Technical Officer and Vice Chairman of the Board since May 1995 and served as Treasurer from May 1992 to November 2001. Mr. Gerst previously served as Executive Vice President of the Company from its founding until May 1995. He holds a Bachelor's Degree from Youngstown University and a Master's Degree in Business Administration from Syracuse University.

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

Timothy P. Ross has been with the Company since 1982 and has served as Vice President -- Business Development since September 2000. He served as Vice President and General Manager, Space and Defense Group, of the Company from November 1999 until September 2000. Mr. Ross served as Business Unit Manager -- Satellite Communications from 1995 to 1999 and as a Program Manager from 1988 to 1995. Mr. Ross holds an Associate's Degree in Engineering Science, a Bachelor of Science in Electrical Engineering from Clarkson University, and a Master's in Business Administration from the University of Rochester.

Amy Tewksbury joined the Company in October 2002 as Vice President of Human Resources. Prior to joining Anaren, Ms. Tewksbury was employed by Wegmans Food Markets, Inc. for 16 years. She held various positions with Wegmans including Syracuse Division Human Resources Manager, Corporate Human Resources Project Manager, and Store Operations. Ms. Tewksbury holds a Bachelor of Science Degree in Management from Syracuse University.

                                     PART II

Item 5. Market For the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on The Nasdaq National Market under the symbol "ANEN." The following table sets forth the range of quarterly high and low sales prices reported on The Nasdaq National Market for the Company's common stock for the quarters indicated. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

                    Fiscal 2004                          Fiscal 2003
                      Quarter                              Quarter
           --------------------------------   ---------------------------------
             1st      2nd      3rd     4th      1st      2nd     3rd       4th
             ---      ---      ---     ---      ---      ----    ---       ---
High ....  $14.68   16.03     21.34   18.78   $10.64    12.54   10.15     10.37
Low .....  $ 9.25   12.20     14.21   14.50   $ 6.83     6.99    7.61      7.28

The Company had approximately 373 holders of record of its common stock at August 11, 2004.

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

Issuer Purchases of Equity Securities

On November 10, 2003, the Board of Directors increased the number of common stock shares available for repurchase through its previously announced stock repurchase program, up to 2,000,000 in open market or privately negotiated transactions. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On August 10, 2004, the Board increased its repurchase authorization by 2,000,000 shares, which when combined with the remaining shares from the prior authorization left a total authorization of 2,927,496 shares.


----------------------------------------------------------------------------------------------------------------------
         Period              Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                            Shares (or Units)     per Share (or Unit)      Shares (or Units)     Approximate Dollar
                                Purchased                                Purchased as Part of   Value) of Shares (or
                                                                          Publicly Announced     Units) that May Yet
                                                                           Plans or Programs     Be Purchased Under
                                                                                                the Plans or Programs
----------------------------------------------------------------------------------------------------------------------
April 2004                                --                      --                     --              1,069,600
----------------------------------------------------------------------------------------------------------------------
May 2004                              25,704                  $14.99                 25,704              1,043,896
----------------------------------------------------------------------------------------------------------------------
June 2004                            116,400                  $15.01                116,400                927,496
----------------------------------------------------------------------------------------------------------------------
Total                                142,104                  $15.01                142,104
----------------------------------------------------------------------------------------------------------------------

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to the Company's statements of income for each of the years in the three year period ended June 30, 2004, and with respect to the balance sheets at June 30, 2004 and 2003, are derived from the consolidated financial statements that have been audited by KPMG LLP, independent registered public accounting firm, which are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such consolidated financial statements. The statements of income data for the years ended June 30, 2000 and June 30, 2001, and the balance sheet data at June 30, 2000, June 30, 2001 and June 30, 2002, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


                                                                        Years Ended
                                            --------------------------------------------------------------
                                             June 30,     June 30,     June 30,      June 30,     June 30,
                                               2004         2003         2002         2001         2000
                                            ---------    ---------    ---------    ---------    ---------
                                                 (In thousands, except per share data)
Statement of Income Data:
Net sales ...............................   $  85,079    $  75,520    $  70,638    $  84,825    $  60,172
Cost of sales ...........................      55,070       51,821       45,713       52,527       35,074
                                            ---------    ---------    ---------    ---------    ---------
Gross profit ............................      30,009       23,699       24,925       32,298       25,098
                                            ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Marketing .............................       6,723        6,160        6,771        6,584        5,434
  Research and development ..............       5,861        6,140        6,283        5,023        3,816
  General and administrative ............       8,731        8,392        7,617        8,392        4,394
  Restructuring .........................          --          795           --          688           --
                                            ---------    ---------    ---------    ---------    ---------
Total operating expenses ................      21,315       21,487       20,671       20,687       13,644
                                            ---------    ---------    ---------    ---------    ---------
Operating income ........................       8,694        2,212        4,254       11,611       11,454
                                            ---------    ---------    ---------    ---------    ---------
Other income (expense):
  Interest expense ......................         (10)         (50)         (93)        (159)         (66)
  Other, primarily interest income ......       1,678        2,211        3,745        7,162        3,316
                                            ---------    ---------    ---------    ---------    ---------
    Total other income, net .............       1,668        2,161        3,652        7,003        3,250
                                            ---------    ---------    ---------    ---------    ---------
Income before income taxes ..............      10,362        4,373        7,906       18,614       14,704
Income taxes ............................       2,695          798        1,179        6,400        5,063
                                            ---------    ---------    ---------    ---------    ---------
Income from continuing operations .......       7,667        3,575        6,727       12,214        9,641
Discontinued operations:
(Loss) from discontinued
  operations of Anaren Europe ...........      (1,510)      (8,029)        (872)          --           --
Income tax benefit ......................      (1,800)        (662)      (1,584)          --           --
                                            ---------    ---------    ---------    ---------    ---------
Net income (loss) from discontinued
  operations ............................         290       (7,367)         712           --           --
                                            ---------    ---------    ---------    ---------    ---------
 Net income (loss) ......................   $   7,957    $  (3,792)   $   7,439    $  12,214    $   9,641
                                            =========    =========    =========    =========    =========
Basic earnings (loss) per share:
  Income from continuing operations .....   $     .37    $     .16    $     .30    $     .55    $     .54
  Income (loss) from discontinued
    operations ..........................         .01         (.33)         .03           --           --
                                            ---------    ---------    ---------    ---------    ---------
  Net income (loss) .....................   $     .38    $    (.17)   $     .33    $     .55    $     .54
                                            =========    =========    =========    =========    =========
Diluted earnings (loss) per share:
  Income from continuing operations .....   $     .35    $     .16    $     .29    $     .52    $     .50
  Income (loss) from discontinued
    operations ..........................         .01         (.33)         .03           --           --
                                            ---------    ---------    ---------    ---------    ---------
  Net income (loss) .....................   $     .36    $    (.17)   $     .32    $     .52    $     .50
                                            =========    =========    =========    =========    =========
Shares used in computing net earnings
  per share:
  Basic .................................      21,026       22,214       22,323       22,134       17,978
  Diluted ...............................      21,808       22,701       23,090       23,455       19,299
Balance Sheet Data:
Cash and cash equivalents ...............   $  23,303    $  11,063    $  12,565    $  11,748    $   6,179
Working capital .........................     106,737      126,235      144,023      146,677      106,271
Total assets ............................     207,482      213,088      221,586      209,055      189,696
Long-term debt, less current installments          --           --           --           --           --
Stockholders' equity ....................     190,364      200,597      209,553      199,454      179,572

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

Overview

The consolidated financial statements present the financial condition of the Company as of June 30, 2004 and 2003, and the consolidated results of operations and cash flows of the Company for the years ended June 30, 2004, 2003 and 2002.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. In 2004, the Company introduced new components addressing consumer wireless applications such as wireless local area networks, Bluetooth, cellular handsets and satellite telecommunications. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Lucent Technologies, Motorola, Nokia, Nortel Networks, and Andrews and to satellite communications and defense electronics companies such as Boeing Satellite, I.T.T., Lockheed Martin, Northrup Grumman and Raytheon.

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

In April 2003, based on the then weak wireless market conditions and the financial performance of the Company, the Company's Anaren Microwave, Inc. subsidiary reduced its workforce by 30 people. In conjunction with this action, the Company recorded a restructuring charge of $499,000 in the fourth quarter of fiscal 2003.

On July 10, 2003, after several restructurings, the Company announced its decision to dispose of its Anaren Europe subsidiary due to continuing low sales levels and large operating losses. This facility ceased production during the first quarter of fiscal 2004, an auction was held and all remaining equipment was sold in September 2003. This subsidiary is now being accounted for as a discontinued operation in the statements of earnings for the three years ended 2004, 2003, and 2002. Included in the results of discontinued operations for fiscal 2004 are a loss from European operations of $1.5 million and a U.S. tax benefit of $1.8 million resulting from investment losses attributable to Anaren Europe.

On August 3, 2004, the Company purchased a 65,000 square foot building situated on approximately 12 acres in Salem, New Hampshire for $5.0 million. It is the Company's intention to move the Amitron operation to this facility, beginning in September 2004, and operate the business under the name of Anaren Ceramics, Inc., a newly created wholly owned subsidiary of the Company. This newly acquired facility will provide adequate space for anticipated future growth of that business. In conjunction with the decision to move to this new facility, the Company negotiated a buyout of the remaining lease of the North Andover facility for a one-time charge of $350,000 and accelerated amortization of the leasehold improvements and lease related intangibles amounting to $250,000. These costs were recorded and recognized in the June 30, 2004 income statement.

On July 8, 2004, Teledyne Technologies Incorporated and Celeritek, Inc. jointly announced that Teledyne, through its subsidiary Teledyne Wireless, Inc., had entered into an agreement to acquire Celeritek's defense electronics business. In light of this development, the Company has determined that it no longer has an interest in acquiring the business or assets of, or engaging in any other form of business combination with, Celeritek. The shares of Celeritek Common Stock beneficially owned by Anaren will, for so long as Anaren retains such ownership, be held for investment purposes and not with a view towards effectuating a business combination. As set forth in its latest Amendment to
Schedule 13D, Anaren has disposed of a portion of the Celeritek Common Stock previously held by it. Depending on the results of its ongoing evaluation of the investment in the Common Stock, prevailing market conditions, other investment opportunities, and/or other investment considerations, Anaren may dispose of some or all of its remaining holdings in privately negotiated or open market transactions, or may retain such shares for investment purposes as described in its latest Amendment to Schedule 13D. As of August 25, 2004, Anaren has disposed of 72,500 shares of Celeritek's Common Stock and still owns 704,800 shares.

Results of Operations

Net sales from continuing operations for the year ended June 30, 2004 were $85.1 million, up 12.7% from $75.5 million for fiscal 2003. Income from continuing operations for fiscal 2004 was $7.7 million, or 9.0% of net sales, up $4.1 million, or 115% from income from continuing operations of $3.6 million in fiscal 2003.

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                       Years Ended June 30,
                                                --------------------------------
                                                2004          2003         2002
                                                ----          ----         ----
Net sales                                       100.0%       100.0%       100.0%
Cost of sales                                    64.7         68.6         64.7
                                                -----        -----        -----
Gross profit                                     35.3         31.4         35.3
                                                -----        -----        -----
Operating expenses:
     Marketing                                    7.9          8.2          9.6
     Research and development                     6.9          8.1          8.9
     General and administrative                  10.3         11.1         10.8
     Restructuring                               --            1.1         --
                                                -----        -----        -----
       Total operating expenses                  25.1         28.5         29.3
                                                -----        -----        -----
Operating income                                 10.2          2.9          6.0
                                                -----        -----        -----
Other income (expense):
     Interest expense                              --           --         (0.1)
     Other, primarily interest income             2.0          2.9          5.3
                                                -----        -----        -----
       Total other income                         2.0          2.9          5.2
                                                -----        -----        -----
Income from continuing operations before
  Income taxes                                   12.2          5.8         11.2
Income taxes                                      3.2          1.1          1.7
                                                -----        -----        -----
Net income from continuing operations             9.0          4.7          9.5
Discontinued operations:
  Income (loss) from discontinued
    operations of Anaren Europe                  (1.8)       (10.6)        (1.2)
  Income tax benefit                             (2.1)        (0.9)        (2.2)
                                                -----        -----        -----
    Net income (loss) from discontinued
      operations                                   .3         (9.7)         1.0
                                                -----        -----        -----
  Net income (loss)                               9.3%        (5.0%)       10.5%
                                                =====        =====        =====

The following table sets forth the Company's net sales by industry segment for the periods indicated:

                                                Years Ended June 30,
                                    ------------------------------------------
                                      2004              2003             2002
                                      ----              ----             ----
                                                  (In thousands)
Wireless                            $58,078           $46,629          $44,567
Space & Defense                      27,001            28,891           26,071
                                    -------           -------          -------
                                    $85,079           $75,520          $70,638
                                    =======           =======          =======

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

Net Sales. Net sales increased $9.6 million, or 12.7%, to $85.1 million for the year ended June 30, 2004, compared to $75.5 million for fiscal 2003. This increase resulted from a $11.4 million rise in sales of Wireless infrastructure equipment which more than offset a $1.9 million decline in sales of Space and Defense products.

The increase in sales of Wireless products, which consisted of standard components, ferrite components, and custom subassemblies for use in building wireless base station equipment, was the result of a significant increase in worldwide demand for wireless base station components over the last twelve months. This demand generated increased orders from a majority of the Company's base station infrastructure original equipment manufacturing customers in fiscal 2004. Sales of standard components and custom subassemblies rose $14.7 million, or 47% in the current year compared to fiscal 2003. This increase was partially offset by a $3.2 million, or 39% decrease in sales of ferrite component products in fiscal 2004 compared to last year as a result of the Company's continuing efforts to eliminate unprofitable and low margin ferrite products in fiscal 2004.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales in the Space and Defense group fell $1.9 million, or 7.0% in fiscal 2004 to $27.0 million, compared to fiscal 2003. This decrease in sales resulted from the completion of shipments under the Boeing Spaceway program in the fourth quarter of fiscal 2003. This program accounted for over $4.8 million in shipments in fiscal 2003. This decline in commercial space revenue in fiscal 2004 was partially off-set by a $2.9 million increase in military space and defense product sales. Sales in the Space and Defense segment are expected to average between $7.0 to $7.5 million per quarter through the first half of fiscal 2005.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for fiscal 2004 was $30.0 million (35.3% of net sales), up $6.3 million from $23.7 million (31.4% of net sales) for fiscal 2003. The rise in gross margin as a percent of sales was a result of the $3.2 million decrease in sales of unprofitable and low margin ferrite products, coupled with $14.7 million increase in sales of higher margin surface mount and custom wireless products in fiscal 2004 compared to fiscal 2003. The Company expects gross margins to continue at current levels over the next few quarters.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $6.7 million (7.9% of net sales) for fiscal 2004, up $500,000 from $6.2 million (8.2% of net sales) for fiscal 2003. This increase is a result of the addition of three new geographic product line marketing positions and a general increase in sales and marketing support costs to meet the increased demand in both the Wireless and Space and Defense markets that the Company has experienced over the last year.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $5.9 million (6.9% of net sales) in fiscal 2004, down 4.6% from $6.1 million (8.1% of net sales) for fiscal 2003. Research and development expenditures are supporting further development of wireless infrastructure products and new wireless networking product opportunities. Research and development expenditures fell in fiscal 2004 compared to the prior year due to a significantly higher level of customer funded development activity in the Space and Defense group, resulting in a higher level of engineering costs being included in cost of goods sold. Despite the current temporary decline in spending, the Company does not expect to significantly reduce its current research and development efforts in the long term and is presently working on a number of new standard wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate administrative costs. General and administrative expenses increased 4.0% to $8.7 million (10.3% of net sales) for fiscal 2004 from $8.4 million (11.1% of net sales) for last fiscal year. This increase resulted primarily from rising administrative costs due to Sarbanes-Oxley regulations, a rise in corporate donations to a local university to support development of new microwave engineering talent, and a one-time charge of $350,000 to recognize the cost of settling the existing lease for Amitron's current facility in North Andover, net of offsetting decreases resulting from fiscal 2004 cost cutting initiatives.

Restructuring. There were no restructuring charges in fiscal 2004. In fiscal 2003, the Company recorded a restructuring charge of $795,000 related to the Company's restructuring plans at its RF Power and Anaren Microwave, Inc. subsidiaries. These plans were primarily aimed at reducing the cost of excess personnel and included the termination of 46 employees.

Operating Income: Operating income increased in fiscal 2004 to $8.7 million (10.2% of sales) from $2.2 million (2.9% of net sales) for fiscal 2003. On a reporting segment basis, Wireless operating income was $4.4 million for fiscal 2004, an improvement of $6.9 million from a Wireless operating loss of ($2.5 million) for fiscal 2003. The main reasons for the increase in Wireless income in the current year were the Company's restructuring and cost reduction activities in the second half of fiscal 2003 (which lowered Wireless operating costs), the discontinuation of some unprofitable and low margin wireless ferrite products, and the $11.5 million increase in Wireless sales in the current year compared to fiscal 2003. In fiscal 2005, Wireless operating margins are expected to approximate current levels depending on sales volume and product mix.

Space and Defense operating income fell $412,000 in fiscal 2004 to $4.3 million, compared to $4.7 million in fiscal 2003. This decrease resulted from the lower sales volume and a change in product mix during the current year compared to fiscal 2003. This year's sales included more volume attributable to military programs, while sales for fiscal 2003 consisted of more profitable shipments for commercial space programs. Going forward, we expect Space and Defense sales to be driven primarily by defense related programs.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 24.1% to $1.7 million (2.0% of net sales) for fiscal 2004, from $2.2 million (2.9% of net sales) for fiscal 2003. This decrease was caused by the decline in market interest rates over the last 12 months brought about by reductions in the Federal Funds rate and the decrease in investable cash balances due to the $22.1 million expenditure to repurchase shares of the Company's common stock for Treasury shares during fiscal 2004. Interest income will fluctuate based on the level of interest rates and the size of investable cash balances.

Income Taxes: Income taxes for fiscal 2004 were $2.7 million (3.2% of net sales), representing an effective tax rate of 26.1%. This compares to income tax expense of $798,000 (1.1% of net sales) for fiscal 2003, representing an effective tax rate of 18.2%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income, federal tax credits and export tax benefits in relation to the anticipated levels of taxable income for the entire fiscal year.

Discontinued Operations. On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter of fiscal 2004, the Company ceased production at Anaren Europe and the remaining net assets of that operation were liquidated. Effective with the Company's Form 10-Q Quarterly Report for the first quarter ended September 30, 2003, the results of operations for Anaren Europe for both the current and prior years have been reclassified as discontinued operations in the statement of earnings. Discontinued operations for the year ended June 30, 2004 included a loss from discontinued operations of ($1.5) million and a tax benefit of $1.8 million from the write-off of the Company's investment resulting in a net gain of $290,000. For fiscal 2003 the Company had a net loss from discontinued operations of ($8.0) million and a tax benefit of $662,000 resulting in a net loss of ($7.4) million.

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

Net Sales. Net sales increased $4.9 million, or 6.9%, to $75.5 million for fiscal 2003, compared to $70.6 million for the prior fiscal year. This increase consisted of a $2.1 million (4.6%) rise in Wireless sales and a $2.8 million (10.8%) increase in sales of Space and Defense products.

The $2.1 million increase in fiscal 2003 Wireless sales resulted from a combination of a new acquisition during fiscal 2002 and increased customer demand. Wireless sales for fiscal 2003 include a full twelve months of sales for Amitron, while sales for fiscal 2002 included only ten months of sales for Amitron. The Amitron acquisition resulted in additional sales in fiscal 2003 of $1.7 million compared to fiscal 2002 sales levels. Additionally, customer wireless infrastructure demand rose slightly in the first and second quarters, coming mainly from Asian infrastructure build outs.

Sales in the Space and Defense group rose $2.8 million, or 10.8%, in fiscal 2003, compared to the prior fiscal year. This increase in shipments resulted from a number of defense contracts for Digital Frequency Discriminators (DFDs) and Digital RF memories (DRFMs) for foreign applications, radar antenna feed networks and precision ranging subsystems (PRSS) for U.S. Government applications. These products contributed to the rise in defense orders in the Company's backlog during fiscal 2003.

Gross Profit. Gross profit for fiscal 2003 was $23.7 million (31.4% of net sales), down $1.2 million from $24.9 million (35.3% of net sales) for fiscal 2002. The decline in margins as a percent of net sales in fiscal 2003 resulted from continuing price pressure from Wireless customers, which has resulted in lower average sale prices year over year and from the $2.8 million increase in sales of space and defense products which normally have a somewhat lower gross margin than typical wireless products.

Marketing. Marketing expenses decreased 9.0% to $6.2 million (8.2% of net sales) for fiscal 2003 from $6.8 million (9.6% of net sales) for fiscal 2002. Marketing expense declined in fiscal 2003 due to a budgeted decline in advertising expenditures in fiscal 2003 compared to fiscal 2002 and the reassignment of some marketing personnel to other company functions.

Research and Development. Research and development expenses were $6.1 million (8.1% of net sales) in fiscal 2003, down $143,000 from $6.3 million (8.9% of net sales) for fiscal 2002. Research and development expenditures are supporting further development of wireless infrastructure products and new wireless networking product opportunities, including a number of new standard surface mount wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, and intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 10.2% to $8.4 million (11.1% of net sales) for fiscal 2003 from $7.6 million (10.8% of net sales) for fiscal 2002. This increase was due to professional services costs associated with the Celeritek offer, costs incurred at the new China facility, and a full twelve months of general and administrative expenditures for Amitron compared to ten months in fiscal 2002.

Restructuring. In March 2003, the Company recorded a restructuring charge of $296,000 related to the Company's restructuring plan at its RF Power subsidiary. This plan was primarily aimed at reducing the cost of excess personnel in this operation and included the termination of 16 employees. In June 2003, the Company also incurred a restructuring charge of $499,000 related to the Company's restructuring plan to reduce overhead at its Anaren Microwave, Inc. subsidiary. This plan was aimed at reducing the excess cost of indirect personnel at this operation and included the termination of 30 individuals. The remaining restructuring accrual will be paid in full during fiscal 2005.

Operating Income. Operating income decreased $2.1 million in fiscal 2003 to $2.2 million (2.9% of net sales) from $4.3 million (6.0% of net sales) for fiscal 2002. On a reporting segment basis, the Wireless operating loss was ($2.5) million for fiscal 2003, a decrease of $1.0 million from a Wireless operating loss of ($3.5) million in fiscal 2002. The main reason for the improvement in Wireless operating income in fiscal 2003 was the $2.1 million increase in Wireless sales coupled with various cost cutting efforts which improved Wireless gross margins year over year.

Space and Defense operating income fell $3.0 million in fiscal 2003 to $4.7 million compared to $7.7 million in fiscal 2002. This decrease resulted from a change in product mix during fiscal 2003 compared to fiscal 2002. Fiscal 2003 sales included more military programs, while sales in fiscal 2002 consisted of more profitable commercial space programs.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 40.8% to $2.2 million (2.9% of net sales) for the year ended June 30, 2003, from $3.7 million (5.3% of net sales) for fiscal 2002. This decrease was caused mainly by the decline in market interest rates over the 12 months ended June 30, 2003, brought about by reductions in the Federal Fund rates.

Interest Expense: Interest expense represents commitment fees and interest paid on a deferred obligation. Interest expense for fiscal 2003 was $50,000 (0.0% of net sales) compared to $93,000 (0.1% of net sales) for fiscal 2002. This decrease was the result of the intentional cancellation of the Company's line of credit.

Income Taxes. Income taxes for fiscal 2003 were $798,000 (1.1% of net sales), representing an effective tax rate of 18.2%. This compares to income tax of $1.2 million (1.1% of net sales) for fiscal 2002, representing an effective tax benefit rate of 11.2%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. In fiscal 2002, the Company finalized an analysis of certain available research credits and export tax benefits and recorded a tax benefit of $857,000.

Discontinued Operations. During July 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter, production at Anaren Europe ceased and the remaining net assets of that operation were liquidated. Effective with the Company's Form 10-Q Quarterly Report for the first quarter ended September 30, 2003, the results of operations for Anaren Europe for both the current and prior year have been reclassified as discontinued operations in the statements of earnings. Discontinued operations for the year ended June 30, 2003 included a loss from operations of ($8.0) million, and a federal tax benefit of $662,000. Discontinued operations for fiscal 2002 included a loss from operations of ($872,000) which consisted of an operating loss of ($4.3) million and an extraordinary gain at acquisition of $3.4 million, and a tax benefit of $1.6 million.

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

Liquidity and Capital Resources

Net cash provided by operations for the years ended June 30, 2004, 2003 and 2002 was $15.2 million, $12.2 million and $17.1 million, respectively. The positive cash flow from operations was due primarily to profit before depreciation in each year. In fiscal 2004 cash flow was decreased by a rise in receivables, while in fiscal 2002 and 2003 cash flows were increased due to a decline in receivables and inventory.

Net cash provided by investing activities for fiscal 2004 was $17.5 million and consisted of net maturities of marketable debt securities of $16.8 million, and a return of capital dividend on equity securities (Celeritek, Inc.) held for resale of $3.5 million, less $4.3 million used to fund capital equipment acquisitions. Additionally, in fiscal 2004, $1.5 million was generated in discontinued operations in

Europe through the auction sale of capital equipment. Net cash used in investing activities in fiscal 2002 was $15.3 million and consisted of $4.0 million in capital expenditures, $8.2 million used to make business acquisitions and $9.7 million related to the discontinued Anaren Europe operation. Additionally in fiscal 2002, $6.5 million was provided by maturities of marketable debt securities. Net cash used in investing activities in fiscal 2003 was $8.6 million and consisted of $3.9 million used to acquire capital equipment and net purchases of marketable debt securities amounting to $4.0 million.

Net cash used in financing activities in fiscal 2004, 2003 and 2002 was $20.5 million, $5.1 million and $1.6 million, respectively. Of the fiscal 2004 amount, $1.6 million was provided by the exercise of stock options and $22.1 million was used to repurchase 1,579,204 shares of the Company's stock under a previously approved repurchase plan. Of the fiscal 2003 amount, $248,000 was generated from the exercise of stock options and $5.4 million was expended to repurchase 643,000 of the Company's stock. The fiscal 2002 amount consisted of $399,000 provided by the exercise of stock options and $2.0 million used to pay-off acquisition loans.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At June 30, 2004, there were 927,000 shares remaining under the current Board repurchase authorization. On August 10, 2004, the Board increased its repurchase authorization by two million shares, and for the period July 1 through August 25, 2004 the Company repurchased an additional 682,800 shares, leaving 2,245,000 under the current authorization.

At June 30, 2004, the Company had approximately $120.5 million in cash, cash equivalents, and marketable securities and no debt, and has had positive operating cash flow for over eight years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:


                                       Less
                                       Total       Than 1 Yr.     2 - 3 Yrs.   4 - 5 Yrs.   Over 5 Yrs.
                                       -----       ----------     ----------   ----------   ------------
                                                          Payment Due by Period
                                                          ---------------------
Contractual obligations
Operating leases-- facilities       $5,197,850     $1,015,293     $1,037,680     $943,462    $2,201,415
Deferred compensation                  428,520         65,000        130,000      130,000       103,520
Purchase of building                 4,735,000      4,735,000             --           --            --

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 relating to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Adoption of SFAS No. 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No.
150. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project. Adoption of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised) Employers' Disclosures about Pensions and Other Postretirement Benefits, which revise employers' disclosures about pension plans and other post retirement benefits. The disclosure provisions are effective for fiscal years ending after June 15, 2004. We have provided the required disclosures.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-2,"Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Currently, we do not believe we will need to amend our plan to benefit from the Act, nor do we expect the Act to have a material impact on our consolidated financial position, results of operations or cash flows.

EITF Issue No 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" must be applied in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for all fiscal years after December 15, 2003. We have complied with the disclosure requirements.

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

As of June 30, 2004, the Company had cash, cash equivalents and marketable securities of $120.5 million, of which approximately $94.7 million consisted of highly liquid investments in marketable debt securities and $3.0 million consisted of marketable equity securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from June 30, 2004 rates, or 0.15%, would have reduced net income and cash flow by approximately $142,000, or $0.007 per share for the year. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company currently owns equity investments held for sale with a market value of approximately $3.0 million. Fluctuations in market value of these securities are charged to stockholders' equity monthly. A theoretical 10.0% decline in market value of these securities would result in a $300,000 reduction in stockholders' equity. In the future, if the decline in value of these securities is considered other than temporary, then the full decline in value experienced to the date of impairment will be reflected in the then current period income statement.

All of the Company's sales from its domestic U.S. subsidiaries to foreign customers are denominated in United States dollars and, accordingly, are not exposed to foreign currency exchange risk.

Item 8.  Financial Statements and Supplementary Data

The financial statements and financial statement schedules called for by this Item are provided under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K," which information is incorporated herein by reference. The unaudited supplementary financial information required by this Item is contained in note 22 to the consolidated financial statements of the Company which are included elsewhere in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item concerning directors of the Company is contained in the Company's proxy statement filed with respect to the 2004 Annual Meeting of Shareholders and is incorporated by reference herein. The information regarding executive officers of the Company required by this Item is included in
Item 4A hereof.

On August 13, 2002, the Board of Directors adopted Anaren's Code of Ethics and Business Conduct, which outlines the ethical principles that provide the foundation for the Company's dealings with customers, suppliers, shareholders, the investment community and employees. The Code is applicable to all employees including officers, and to the Company's directors. The Code as revised in February 2004, has been distributed to all employees and is available for review on the Company's website, www.anaren.com.

Item 11. Executive Compensation

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2004 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2004 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2004 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2004 Annual Meeting of Shareholders and is incorporated by reference herein.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. and 2. Financial Statements and Schedules:
              Reference is made to the Index of Financial Statements hereinafter contained
    3.        Exhibits:
              Reference is made to the list of Exhibits hereinafter contained

(b) Current Reports on Form 8-K:
    The Company filed a Current Report on Form 8-K on April 27, 2004 with respect to its results of operations for the third quarter ended March 31, 2004.

(c) Exhibits:

         Index to Exhibits

Exhibit No.                                          Description
-----------                                          -----------
      3.1   Certificate of Incorporation, as amended (1)
      3.2   Restated By-Laws (2)
      4.1   Specimen Certificate of Common Stock (3)
      4.2   Shareholder Protection Rights Agreement dated as of April 20, 2001, between the Company and American Stock Transfer & Trust Company,
            including forms of Rights Certificate and Election to Exercise (4)
      10.1  Employment Agreement, dated as of July 1, 2001, between the Company and Lawrence A. Sala (5)
      10.2  Pension Plan and Trust (6)
      10.3  Anaren Microwave, Inc. Incentive Stock Option Plan, as amended (7)
      10.4  Anaren Microwave, Inc. 1989 Non-statutory Stock Option Plan, as amended (8)
      10.5  Credit Facility Agreement, dated as of December 23, 1997, between the Company and Manufacturers and Traders Trust Company, together with the Revolving Credit Note dated December 23, 1997 executed by the Company in favor of Manufacturers and Traders Trust Company (9)
      10.8  Amendment dated January 1, 2002 to Credit Facility Agreement, dated as of December 23, 1997, between the Company and Manufacturers and
            Traders Trust Company (10)
      10.8  Anaren Microwave, Inc. Incentive Stock Option Plan for Key Employees
            (11)
      10.9  Anaren Microwave, Inc. Stock Option Plan (12)
      10.10 Form of Change of Control Agreements dated March 15, 2002 with
            Joseph Porcello, Mark Burdick, Timothy Ross, Stanley Slingerland and
            Gert Thygesen (13)
      10.11 Employment Agreement, dated as of August 31, 2001, between the
            Company and Raymond C. Simione (14)
      10.12 Employment Agreement, dated as of February 14, 2004, between the
            Company and Carl W. Gerst, Jr. (15)
      21    Subsidiaries of the Company
      23    Consent of KPMG LLP
      31    Rule 13a-14(a) Certifications
      32    Section 1350 Certifications

----------

(1) (A) Restated Certificate of Incorporation of the Company, filed on August 11, 1967, is incorporated herein by reference to Exhibit 3(a) to Company's Registration Statement on Form S-1 (Registration No. 2-42704); (B) Amendment, filed on December 19, 1980, is incorporated herein by reference to Exhibit 4.1(ii) to the Company's Registration Statement on Form S-2 (Registration No. 2-86025); (C) Amendment, filed on March 18, 1985, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1987; (D) Amendment, filed on December 14, 1987, is incorporated herein by reference to Exhibit 4(a)(iv) to the Company's Registration Statement on

      Form S-8 (Registration No. 33-19618); (E) Amendment, filed on April 8, 1999, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1999; (F) Amendment, filed on February 8, 2000, is incorporated herein reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000; and (G) Amendment, filed on November 22, 2000, is incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-6620) for the three months ended December 31, 2000.
(2) Incorporated herein reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.
(3) Incorporated herein reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.
(4) Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Company's Registration Statement on Form 8-A (Commission File No. 0-6620) filed with the Securities and Exchange Commission on April 26, 2001.
(5) Incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 2001.
(6) Incorporated herein by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 (Registration No. 33-19618).
(7) Incorporated herein by reference to Appendix A to the Company's definitive proxy statement for its 1998 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 25, 1998.
(8) Incorporated herein by reference to Appendix B to the Company's definitive proxy statement for its 1998 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 25, 1998.
(9) Incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 1997.
(10) Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2001.
(11) Incorporated herein by reference to Appendix A to the Company's definitive proxy statement for its 2000 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 18, 2000.
(12) Incorporated herein by reference to Appendix B to the Company's definitive proxy statement for its 2000 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 18, 2000.
(13) Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 2002.
(14) Incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 2002.
(15) Incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2004.

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

Date: August 31, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                            Title                       Date
      ---------                            -----                       ----

/s/ Lawrence A. Sala       President, Chief Executive Officer    August 31, 2004
----------------------     and Chairman of the Board, Director
                           (Principal Executive Officer)

/s/ Joseph E. Porcello     Vice President of Finance and         August 31, 2004
----------------------     Treasurer (Principal Financial
                           and Accounting Officer)

/s/ Carl W. Gerst, Jr.     Chief Technical Officer,              August 31, 2004
----------------------     Vice Chairman of the Board
                           and Director

/s/ Herbert I. Corkin      Director                              August 31, 2004
----------------------

/s/ Dale F. Eck            Director                              August 31, 2004
----------------------

/s/ Matthew S. Robison     Director                              August 31, 2004
----------------------

/s/ David Wilemon          Director                              August 31, 2004
----------------------

/s/ James Gould            Director                              August 31, 2004
----------------------

                          ANAREN, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2004 and 2003

                  (With Report of Independent Registered Public
                            Accounting Firm Thereon)

                          ANAREN, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page

Report of Independent Registered Public Accounting Firm                      36

Consolidated Balance Sheets as of June 30, 2004 and 2003                     37

Consolidated Statements of Operations for the years ended June 30,
  2004, 2003, and 2002                                                       38

Consolidated Statements of Stockholders' Equity and Comprehensive
  Income (Loss) for the years ended June 30, 2004, 2003, and 2002            39

Consolidated Statements of Cash Flows for the years ended June 30,
  2004, 2003, and 2002                                                       40

Notes to Consolidated Financial Statements                                   41

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Anaren, Inc.:


We have audited the consolidated financial statements of Anaren, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

                                                        /s/ KPMG LLP

Syracuse, New York
August 6, 2004

                          ANAREN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 2004 and 2003
                                     Assets


                                                                                     2004              2003
                                                                                 -------------    -------------
Current assets:
    Cash and cash equivalents                                                    $  23,303,263    $  11,062,662
    Securities available for sale (note 5)                                           2,961,710        5,682,260
    Securities held to maturity (note 5)                                            59,076,923       87,584,016
    Receivables, less allowance for doubtful accounts of $145,500 and $245,000
       in 2004 and 2003, respectively                                               13,812,853        9,317,941
    Inventories (note 6)                                                            16,608,055       15,671,659
    Accrued interest receivable                                                      1,040,838          823,189
    Refundable income taxes (note 19)                                                       --          876,220
    Prepaid expenses                                                                   995,590        1,025,145
    Deferred income taxes (note 19)                                                  1,037,103        1,132,016
    Other current assets                                                               230,784          210,180
                                                                                 -------------    -------------
               Total current assets                                                119,067,119      133,385,288
Securities held to maturity (note 5)                                                35,113,068       23,394,382
Property, plant, and equipment, net (note 7)                                        21,342,554       23,639,821
Goodwill (note 3)                                                                   30,715,861       30,715,861
Other intangible assets, net of accumulated amortization of $1,781,080
    and $1,071,542 in 2004 and 2003, respectively (notes 1 and 3)                    1,243,886        1,953,424
                                                                                 -------------    -------------
               Total assets                                                      $ 207,482,488    $ 213,088,776
                                                                                 =============    =============
                        Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                             $   7,198,252    $   4,380,459
    Accrued expenses (note 8)                                                        3,092,370        2,477,670
    Income taxes payable                                                             1,331,895           66,594
    Customer advance payments                                                          411,486               --
    Other current liabilities (note 10)                                                295,784          225,534
                                                                                 -------------    -------------
               Total current liabilities                                            12,329,787        7,150,257
Deferred income taxes (note 19)                                                      1,584,251        1,601,346
Pension and postretirement benefit obligation (notes 17 and 18)                      2,762,992        3,302,532
Other liabilities (note 10)                                                            441,190          437,236
                                                                                 -------------    -------------
               Total liabilities                                                    17,118,220       12,491,371
                                                                                 -------------    -------------
Commitments and concentrations (notes 20, 21, and 22)

Stockholders' equity:
    Common stock, $0.01 par value. Authorized 200,000,000 shares
      (notes 12 and 16);
       issued 25,950,704 and 25,681,854 in 2004 and 2003, respectively                 259,507          256,818
    Additional paid-in capital                                                     171,165,180      168,805,153
    Unearned compensation (note 14)                                                    (95,388)        (381,588)
    Retained earnings                                                               51,247,271       43,290,143
    Accumulated other comprehensive income (loss) (note 15)                             41,110       (1,216,961)
                                                                                 -------------    -------------
                                                                                   222,617,680      210,753,565
    Less cost of 5,400,026 and 3,820,822 treasury shares in 2004 and 2003,
       respectively                                                                 32,253,412       10,156,160
                                                                                 -------------    -------------
               Total stockholders' equity                                          190,364,268      200,597,405
                                                                                 -------------    -------------
               Total liabilities and stockholders' equity                        $ 207,482,488    $ 213,088,776
                                                                                 =============    =============

See accompanying notes to consolidated financial statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    Years ended June 30, 2004, 2003, and 2002


                                                                    2004           2003            2002
                                                               ------------    ------------    ------------
Net sales                                                      $ 85,078,939    $ 75,520,020    $ 70,637,918
Cost of sales                                                    55,069,793      51,820,520      45,712,578
                                                               ------------    ------------    ------------
               Gross profit                                      30,009,146      23,699,500      24,925,340
                                                               ------------    ------------    ------------
Operating expenses:
    Marketing                                                     6,723,478       6,160,557       6,771,173
    Research and development                                      5,860,493       6,140,157       6,282,846
    General and administrative                                    8,731,580       8,392,023       7,616,631
    Restructuring (note 9)                                               --         794,527              --
                                                               ------------    ------------    ------------
               Total operating expenses                          21,315,551      21,487,264      20,670,650
                                                               ------------    ------------    ------------
               Operating income                                   8,693,595       2,212,236       4,254,690
                                                               ------------    ------------    ------------
Other income (expense):
    Interest expense                                                (10,195)        (49,950)        (93,376)
    Other, primarily interest income                              1,678,414       2,210,482       3,745,233
                                                               ------------    ------------    ------------
               Total other income, net                            1,668,219       2,160,532       3,651,857
                                                               ------------    ------------    ------------
               Income before income taxes                        10,361,814       4,372,768       7,906,547
Income tax expense (note 19)                                      2,695,000         798,268       1,179,483
                                                               ------------    ------------    ------------
               Income from continuing operations                  7,666,814       3,574,500       6,727,064
Discontinued operations:
    Loss from discontinued operations
       of Anaren Europe (note 2)                                 (1,509,686)     (8,029,222)       (872,437)
    Income tax benefit                                           (1,800,000)       (662,268)     (1,584,483)
                                                               ------------    ------------    ------------
               Net income (loss) from discontinued
                  operations                                        290,314      (7,366,954)        712,046
                                                               ------------    ------------    ------------
               Net income (loss)                               $  7,957,128    $ (3,792,454)   $  7,439,110
                                                               ============    ============    ============
Basic net income (loss) per common and common
  equivalent share:
       Loss from continuing operations                         $       0.37    $       0.16    $       0.30
       Income (loss) from discontinued operations                      0.01           (0.33)           0.03
                                                               ------------    ------------    ------------
               Net income (loss)                               $       0.38    $      (0.17)   $       0.33
                                                               ============    ============    ============
Diluted net income per common and common equivalent share:
       Income (loss) from continuing operations                $       0.35    $       0.16    $       0.29
       Income (loss) from discontinued operations                      0.01           (0.33)           0.03
                                                               ------------    ------------    ------------
               Net income (loss)                               $       0.36    $      (0.17)   $       0.32
                                                               ============    ============    ============
Shares used in computing net income (loss) per common and
  common equivalent share:
       Basic                                                     21,026,001      22,214,181      22,322,546
       Diluted                                                   21,807,538      22,701,245      23,089,553

See accompanying notes to consolidated financial statements

                          ANAREN, INC. AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                    Years ended June 30, 2004, 2003, and 2002



                                                                                      Common stock       Additional
                                                                     Comprehensive    ------------        paid-in         Unearned
                                                                     income (loss)       Amount           capital       compensation
                                                                     -------------    ----------       -----------      ------------
Balance at June 30, 2001                                                            $     254,962    $ 166,051,341      $(1,723,377)
Comprehensive income (loss):
   Net income                                                      $   7,439,110               --               --               --
   Other comprehensive income (loss):
     Foreign currency translation adjustment                             687,667               --               --               --
     Minimum pension liability adjustment, net of tax
       benefit of $54,737                                               (106,254)              --               --               --
     Unrealized loss on securities available-for-sale                 (1,409,474)              --               --               --
                                                                   -------------
           Other comprehensive loss                                     (828,061)              --               --               --
                                                                   -------------
           Total comprehensive income (loss)                       $   6,611,049
                                                                   =============
Stock options exercised (note 13)                                                             445          398,273               --
Tax benefit from exercise of stock options (note 19)                                           --          460,672               --
Issuance of stock in connection with acquisition (note 2)                                     957        1,754,452               --
Stock options granted in connection with acquisition (note 2)                                  --          218,724               --
Amortization of unearned compensation (note 14)                                                --               --          636,708
Stock options granted for services (note 13)                                                   --           18,183               --
                                                                                    -------------    -------------    -------------
Balance at June 30, 2002                                                                  256,364      168,901,645       (1,086,669)
Comprehensive income (loss):
   Net income (loss)                                               $  (3,792,454)              --               --               --
   Other comprehensive income (loss):
     Foreign currency translation adjustment                              (8,072)              --               --               --
     Minimum pension liability adjustment, net of
       tax benefit of $456,355                                          (885,867)              --               --               --
     Unrealized gain on securities available-for-sale                    505,039               --               --               --
                                                                   -------------
           Other comprehensive (loss)                                   (388,900)              --               --               --
                                                                   -------------
           Total comprehensive income (loss)                       $  (4,181,354)
                                                                   =============
Purchase of treasury stock                                                                     --               --               --
Stock options exercised (note 13)                                                             513          247,522               --
Tax benefit from exercise of stock options (note 19)                                           --           71,477               --
Amortization of unearned compensation (note 14)                                                --               --          575,640
Forfeiture of restricted stock grants                                                         (59)        (253,691)         129,441
Tax impact of restricted stock activity                                                        --         (161,800)              --
                                                                                    -------------    -------------    -------------
Balance at June 30, 2003                                                                  256,818      168,805,153         (381,588)
Comprehensive income (loss):
   Net income (loss)                                               $   7,957,128               --               --               --
   Other comprehensive income (loss):
     Foreign currency translation adjustment                              56,426               --               --               --
     Minimum pension liability adjustment, net of tax of $255,081        424,345               --               --               --
     Unrealized gain on securities available-for-sale                    777,300               --               --               --
                                                                   -------------
           Other comprehensive income                                  1,258,071               --               --               --
                                                                   -------------
           Total comprehensive income (loss)                       $   9,215,199
                                                                   =============
Purchase of treasury stock                                                                     --               --               --
Stock options exercised (note 13)                                                           2,689        1,562,397               --
Tax benefit from exercise of stock options (note 19)                                           --          797,630               --
Amortization of unearned compensation (note 14)                                                --               --          286,200
                                                                                    -------------    -------------    -------------
Balance at June 30, 2004                                                            $     259,507    $ 171,165,180    $    (95,388)
                                                                                    =============    =============    =============



                                                                                      Accumulated     Treasury
                                                                                         other         stock              Total
                                                                     Retained       comprehensive     --------        stockholders'
                                                                     earnings        income (loss)     Amount            equity
                                                                     ---------       ------------     ---------       ------------
Balance at June 30, 2001                                            $39,643,487               --     $ (4,772,638)    $199,453,775
Comprehensive income (loss):
   Net income                                                         7,439,110               --               --        7,439,110
   Other comprehensive income (loss):
     Foreign currency translation adjustment                                 --               --               --               --
     Minimum pension liability adjustment, net of tax
       benefit of $54,737                                                    --               --               --
     Unrealized loss on securities available-for-sale                        --               --               --               --

           Other comprehensive loss                                          --         (828,061)              --         (828,061)

           Total comprehensive income (loss)

Stock options exercised (note 13)                                             --              --               --          398,718
Tax benefit from exercise of stock options (note 19)                          --              --               --          460,672
Issuance of stock in connection with acquisition (note 2)                     --              --               --        1,755,409
Stock options granted in connection with acquisition (note 2)                 --              --               --          218,724
Amortization of unearned compensation (note 14)                               --              --               --          636,708
Stock options granted for services (note 13)                                  --              --               --           18,183
                                                                  -------------    -------------    -------------    -------------
Balance at June 30, 2002                                              47,082,597        (828,061)      (4,772,638)     209,553,238
Comprehensive income (loss):
   Net income (loss)                                                 (3,792,454)              --               --       (3,792,454)
   Other comprehensive income (loss):
     Foreign currency translation adjustment                                 --               --               --               --
     Minimum pension liability adjustment, net of
       tax benefit of $456,355                                               --               --               --               --
     Unrealized gain on securities available-for-sale                        --               --               --               --

           Other comprehensive income                                        --         (388,900)              --         (388,900)

           Total comprehensive income (loss)

Purchase of treasury stock                                                    --              --       (5,383,522)      (5,383,522)
Stock options exercised (note 13)                                             --              --               --          248,035
Tax benefit from exercise of stock options (note 19)                          --              --               --           71,477
Amortization of unearned compensation (note 14)                               --              --               --          575,640
Forfeiture of restricted stock grants                                         --              --               --         (124,309)
Tax impact of restricted stock activity                                       --              --               --         (161,800)
                                                                  -------------    -------------    -------------    -------------
Balance at June 30, 2003                                              43,290,143      (1,216,961)     (10,156,160)     200,597,405
Comprehensive income (loss):
   Net income (loss)                                                  7,957,128               --               --        7,957,128
   Other comprehensive income (loss):
     Foreign currency translation adjustment                                 --               --               --               --
     Minimum pension liability adjustment, net of tax of $255,081            --               --               --               --
     Unrealized gain on securities available-for-sale                        --               --               --               --

           Other comprehensive income                                        --        1,258,071               --        1,258,071

           Total comprehensive income (loss)

Purchase of treasury stock                                                   --               --      (22,097,252)     (22,097,252)
Stock options exercised (note 13)                                            --               --               --        1,565,086
Tax benefit from exercise of stock options (note 19)                         --               --               --          797,630
Amortization of unearned compensation (note 14)                              --               --               --          286,200
                                                                  -------------    -------------    -------------    -------------
Balance at June 30, 2004                                          $  51,247,271    $      41,110    $ (32,253,412)   $ 190,364,268
                                                                  =============    =============    =============    =============

          See accompanying notes to consolidated financial statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 2004, 2003, and 2002


                                                                             2004              2003             2002
                                                                         -------------    -------------    -------------
Cash flows from operating activities:
    Net income (loss)                                                    $   7,957,128    $  (3,792,454)   $   7,439,110
    Net income (loss) from discontinued operations                             290,314       (7,366,954)         712,046
                                                                         -------------    -------------    -------------
             Net income from continuing operations                           7,666,814        3,574,500        6,727,064
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation                                                           4,296,999        3,904,308        3,447,132
      Amortization of intangibles                                              709,539          499,539          428,261
      Deferred income taxes                                                   (140,784)       1,094,390         (302,063)
      Unearned compensation                                                    286,200          451,331          636,708
      Provision for doubtful accounts                                          (16,532)          53,243          269,578
      Tax benefit from exercise of stock options                               797,630          (90,323)         460,672
      Changes in operating assets and liabilities, net of acquisition:
        Receivables                                                         (5,071,555)       3,408,410          355,856
        Inventories                                                         (1,426,801)       3,933,842          533,241
        Accrued interest receivable                                             91,484          383,207          486,484
        Prepaid expenses                                                      (405,611)        (130,308)        (210,076)
        Other current assets                                                        --         (103,564)         727,566
        Refundable income taxes                                                876,220         (876,220)          53,804
        Accounts payable                                                     3,379,732         (109,542)         872,030
        Accrued expenses                                                       919,259         (134,591)      (2,532,671)
        Income taxes payable                                                 3,065,301         (464,263)        (274,577)
        Customer advance payments                                              411,486         (244,831)        (522,959)
        Other liabilities                                                      718,336           15,237        1,618,616
        Pension and postretirement benefit obligation                         (540,722)         440,706           22,440
                                                                         -------------    -------------    -------------
             Net cash provided by operating activities
               from continuing operations                                   15,616,995       15,605,071       12,797,106
  Net cash provided by (used in) operating activities from
    discontinued operations                                                   (404,886)      (3,366,389)       4,258,561
                                                                         -------------    -------------    -------------
             Net cash provided by operating activities                      15,212,109       12,238,682       17,055,667
                                                                         -------------    -------------    -------------
Cash flows from investing activities:
    Capital expenditures                                                    (4,274,681)      (3,899,549)      (3,992,822)
    Dividend return of capital in equities held for resale                   3,497,850               --               --
    Maturities of marketable debt securities                               194,358,406      203,186,757      216,270,000
    Purchase of marketable debt and equity securities                     (177,570,000)    (205,645,297)    (204,526,111)
    Purchase of equity securities                                                   --       (1,356,279)      (5,210,219)
    Purchase of business, net of cash acquired (note 2)                             --               --       (8,203,539)
                                                                         -------------    -------------    -------------
             Net cash provided by (used in) investing activities
               from continuing operations                                   16,011,575       (7,714,368)      (5,662,691)
    Net cash provided by (used in) investing activities
      from discontinued operations                                           1,492,657         (883,517)      (9,686,079)
                                                                         -------------    -------------    -------------
             Net cash provided by (used in) investing activities            17,504,232       (8,597,885)     (15,348,770)
                                                                         -------------    -------------    -------------
Cash flows from financing activities:
    Payments on notes and line of credit                                            --               --         (716,153)
    Stock options exercised                                                  1,565,086          248,035          398,718
    Purchase of treasury stock                                             (22,097,252)      (5,383,522)              --
                                                                         -------------    -------------    -------------
             Net cash used in financing activities from
               continuing operations                                       (20,532,166)      (5,135,487)        (317,435)
    Net cash used in financing activities from discontinued operations              --               --       (1,260,247)
                                                                         -------------    -------------    -------------
             Net cash used in financing activities                         (20,532,166)      (5,135,487)      (1,577,682)
                                                                         -------------    -------------    -------------
Effect of exchange rates                                                        56,426           (8,072)         687,667
                                                                         -------------    -------------    -------------
             Net increase (decrease) in cash and cash equivalents           12,240,601       (1,502,762)         816,882
Cash and cash equivalents at beginning of year                              11,062,662       12,565,424       11,748,542
                                                                         -------------    -------------    -------------
Cash and cash equivalents at end of year                                 $  23,303,263    $  11,062,662    $  12,565,424
                                                                         =============    =============    =============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                           $       7,519    $      50,610    $          --

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


(1)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of Anaren, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Operations

          The Company is engaged in the design, development, and manufacture of microwave and radio frequency components, assemblies, and subsystems which receive, process, and transmit radar, wireless communications, and other wireless signals and other microwave transmissions. Its primary products include devices and systems used in the wireless communications, satellite communications, and defense electronics markets.

     (c)  Revenue Recognition

          The Company generally recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. A small percentage of sales are derived from long-term fixed-price contracts for the sale of large space and defense electronics products. Sales and estimated profits under long-term contracts are recognized using the percentage of completion method of accounting on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.

     (d)  Cash Equivalents

          Cash equivalents of $20,407,660 and $10,007,462 at June 30, 2004 and 2003, respectively, consist of certificates of deposit and money market instruments having original maturities of three months or less. Cash equivalents are stated at cost which approximates fair value.

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

          Held to maturity securities are recorded at amortized cost adjusted for the amortization of accretion of premiums of discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as accumulated other comprehensive income or loss until realized.

          A decline in the fair value of any available-for-sale or held to maturity security, that is deemed other than temporary, is charged to earnings resulting in the establishment of a new cost basis for the security, and dividend and interest income are recognized when earned.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


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

     (i)  Goodwill

          Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired.

          Goodwill is tested annually for impairment at the reporting until level, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. No impairment losses were recorded through June 30, 2004.

     (j)  Long-Lived Assets

          The Company accounts for long-lived assets, excluding goodwill, in accordance with the provisions of Statement 144, Impairment on Disposal of Long-Lived Assets. Statement 144 sets forth criteria to determine when a long-lived asset is held for sale. Such criteria specify that the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets. In addition, the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, generally within one year. Statement 144 requires recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. An impairment loss is measured as the difference

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


          between the carrying amount and fair value of the asset. The Company evaluates its long-lived assets if impairment indicators arise.

          During fiscal 1999, the Company purchased a patent for $325,000 and 150,000 stock options valued at $249,965, which were subsequently exercised in fiscal 2000. The patent is being amortized on a straight-line basis over its remaining life of 8 years.

     (k)  Net Income Per Share

          Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans described in notes 12 and 13. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 583,582,
          1,868,680,   and  1,126,550  at  June  30,  2004,   2003,   and  2002,
          respectively. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

          The following table sets forth the computation of basic and diluted earnings per share as of June 30:

                                                            2004          2003            2002
                                                        ------------   ------------    ------------
          Numerator:
          Earnings (loss) available to common
               stockholders                             $  7,597,128   $ (3,792,454)      7,439,110
                                                        ============   ============    ============
          Denominator:
          Denominator for basic earnings per share:
               Weighted average shares outstanding        21,026,001     22,214,181      22,322,546
                                                        ============   ============    ============
          Denominator for diluted earnings per share:
               Weighted average shares outstanding        21,026,001     22,214,181      22,322,546
               Common stock options and restricted
                  stock                                      781,537        487,064         767,007
                                                        ------------   ------------    ------------
          Weighted average shares and conversions         21,807,538     22,701,245      23,089,553
                                                        ============   ============    ============

     (l)  Research and Development Costs

          Research and development costs are expensed as incurred.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


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

     (n)  Financial Instruments

          The Company's financial instruments, which include cash and cash equivalents, receivables, and accounts payable, are stated at cost which approximates fair value at June 30, 2004 and 2003. The Company's available-for-sale equity securities are stated at their fair value, as determined by quoted market prices on June 30, 2004. The Company's marketable debt securities are stated at amortized cost, and their fair values, as determined by quoted market prices, are presented in note 5.

     (o)  Stock-Based Compensation

          At June 30, 2004 the Company had 3 stock-option based employee compensation plans, which are described more fully in note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-option based employee compensation.


                                                                   Year ended June 30,
                                                    ---------------------------------------------
                                                         2004              2003           2002
                                                    ------------       ------------   -----------
          Net income (loss), as reported            $  7,957,128     $ (3,792,454     $ 7,439,110
          Deduct total stock option based
               employee compensation expense
               determined under fair value based
               method for all awards, net of
               related tax effects                    (9,331,173)        (8,748,657)   (8,837,767)
                                                    ------------       ------------   -----------
          Pro forma net income (loss)               $ (1,374,045)      $(12,541,111)  $(1,398,657)
                                                    ============       ============   ===========
          Earnings per share:
               Basic - as reported                  $       0.38       $    (0.17)    $      0.33
               Basic - pro forma                           (0.07)           (0.56)          (0.07)
               Diluted - as reported                        0.36            (0.17)           0.32
               Diluted - pro forma                         (0.06)           (0.55)          (0.07)

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


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

     (q)  Recent Pronouncements

          In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Currently, the Company believes it will not need to amend the plan to benefit from the Act, nor does the Company expect the Act to have a material impact on the consolidated financial position, results of operations or cash flows.

     (r)  Reclassifications

          Certain 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation.

     (s)  Statement of Cash Flows

          During the year ended June 30, 2004 the Company wrote-off  $847,216 of
          fully   depreciated   fixed   assets  and  its   related   accumulated
          depreciation.

(2)  Acquisitions

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

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


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

     During fiscal year June 30, 2004, the Company entered an agreement to terminate the lease at its Amitron facility as of August 31, 2004. As discussed above, there is a $600,000 intangible asset associated with this lease due to favorable lease terms that existed when the Company purchased Amitron. As such, the amortization associated with the favorable lease intangible has been accelerated such that it will be fully amortized at the end of the lease.

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

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


     The allocation of the purchase consideration to the assets acquired, liabilities assumed, and extraordinary gain follows:

     Working capital                                      $ 10,943,279
     Notes payable                                            (856,978)
     Long-term debt                                           (403,268)
     Net deferred tax liability                             (2,187,242)
     Extraordinary gain                                     (3,407,244)
                                                          ------------
                                                          $  4,088,547
                                                          ============

     Anaren Europe experienced a fire loss in July 2001, which was subject to property, casualty, and business interruption insurance. As of December 31, 2001, the Company settled the insurance claim and an insurance receivable aggregating $10,749,113 is reflected in the allocation of the Anaren Europe purchase price as of October 1, 2001. During the year ended June 30, 2003, the Company decided to liquidate Anaren Europe and recorded restructurings, and impairment charges as described in note 9. During the first quarter of fiscal 2004 the Company discontinued the operations of Anaren Europe as described in note 4.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and Amitron, as if the acquisition took place as of July 1, 2001, as the acquisition occurred during fiscal 2002. The results of Anaren Europe have been excluded from the proforma financial information due to the cessation of operations, and subsequent restatement of prior periods to display discontinued operations as described in note 4. The pro forma information includes certain adjustments, including the amortization of intangibles, reduction of interest income, and certain other adjustments, together with the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Amitron constituted a single entity.

                                                            Year ended
                                                          June 30, 2002
                                                          -------------
     Net sales                                             $72,028,615
     Net income from continuing operations                   6,669,732
     Earnings per share:
          Basic                                                0.33
          Diluted                                              0.32

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


(3)  Adoption of Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 was required for adoption for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has adopted SFAS 144, and recorded impairment charges of $2,720,626 in fiscal 2003 as described in note 4.

     In July 2002,  the  Financial  Accounting  Standards  Board  (FASB)  issued
     Statement  of  Financial  Accounting  Standards  No.  146,  Accounting  for
     Restructuring Costs (SFAS 146). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 was effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company accounted for all of its exit activities initiated after December 31, 2002 under the requirements of SFAS 146 as described in note 9. The new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF 94-3.

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 addresses the various methods of transition for voluntary change to the fair value based method of accounting for stock compensation, and amends the disclosure provisions of that statement. SFAS 148 is required for fiscal years ending after December 15, 2002. The Company has reviewed the provisions of SFAS 148 and while they have not adopted fair value accounting, they have complied with the disclosure requirements of the standard.

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

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


     During the first quarter of fiscal 2002 (effective July 1, 2001), the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS
     142), Goodwill and Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition of goodwill and intangible assets. The following information provides the disclosures required by SFAS No. 142.

     (a)  Intangible Assets

          Intangible assets as of June 30, 2004 and 2003 are as follows:

                                               2004                         2003
                                     --------------------------  -------------------------
                                       Gross                        Gross
                                      carrying     Accumulated     carrying    Accumulated
                                       amount      amortization     amount    amortization
                                     ----------    ------------   ----------  ------------
          Patent                       $  574,966   $  359,354   $  574,966   $  287,484
          Customer base                 1,350,000      637,500    1,350,000      412,500
          Trade name                      320,000      302,226      320,000      195,558
          Noncompetition agreements       180,000      102,000      180,000       66,000
          Favorable lease                 600,000      380,000      600,000      110,000
                                       ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------
                           Total       $3,024,966   $1,781,080   $3,024,966   $1,071,542
                                       ==========   ==========   ==========   ==========

          Intangible asset amortization expense for the years ended June 30, 2004, 2003, and 2002 aggregated $709,537, $499,539, and $428,261, respectively. Included in the 2004 amortization expense is the $210,000 acceleration of the favorable lease intangible discussed in note 2. Amortization expense related to intangible assets for the next five years is as follows:

          Year ending June 30:
          2005                                   $570,643
          2006                                    332,869
          2007                                    302,874
          2008                                     37,500
          2009                                         --

     (b)  Goodwill

          The changes in the carrying amount of goodwill for the years ended June 30 are as follows:

                                       2004          2003          2002
                                   -----------   -----------   -----------
          Goodwill as of July 1    $30,715,861   $30,715,861   $23,410,534
          Goodwill acquired                 --            --     7,305,327
                                   -----------   -----------   -----------
          Goodwill as of June 30   $30,715,861   $30,715,861   $30,715,861
                                   ===========   ===========   ===========

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


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

     In April 2003, the FASB issued SFAS No. 149 Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 relating to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Adoption of SFAS No. 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project. Adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 2003, the FASB issued SFAS No. 132 (revised) Employers' Disclosures about Pensions and Other Postretirement Benefits, which revise employers' disclosures about pension plans and other post retirement benefits. The disclosure provisions are effective for fiscal years ending after June 15, 2004. The Company has provided the required disclosures.

     EITF Issue No 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" must be applied in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for all fiscal years after December 15, 2003. The Company has complied with the disclosure requirements.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


(4)  Discontinued Operations

     On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. After completing production of the remaining customer orders under contract during the first quarter of fiscal 2004, production at Anaren Europe ceased and the remaining net assets of that operations were liquidated through the sale of equipment via auction. The results of operations for Anaren Europe for both the current and prior years have been reclassified as discontinued operations in the statement of earnings. Components of the loss from discontinued operations of Anaren Europe for the years ended June 30 are as follows:

                                        2004          2003          2002
                                    -----------   -----------   -----------
     Net sales                      $   675,340    $ 4,433,989    $ 2,930,401
     Operating expenses              (1,402,737)    (9,742,585)    (7,210,082)
     Impairment charges                      --     (2,720,626)            --
     Extraordinary item                      --             --      3,407,244
     Loss on sale of equipment         (782,289)            --             --
                                    -----------    -----------    -----------
     Net losses from discontinued
       operations                   $(1,509,686)   $(8,029,222)      (872,437)
                                    ===========    ===========    ===========

     Included in losses from discontinued operations are impairment charges in the amount of $2,720,626 for the year ending June 30, 2003 attributable to certain assets of Anaren Europe, B.V. As a result of the historical and continuing operating losses and negative cash flow at the Anaren Europe circuit board facility, and the continuing weakness in the wireless infrastructure market, it was determined to significantly downsize this operation. In conjunction with this reorganization and due to continued negative cash flow projections after the restructuring, the Company performed an evaluation to determine if the fixed assets used by Anaren Europe were subject to an impairment loss as required by FAS 144. It was determined that a possible impairment existed and as a result, the Company had an independent appraisal performed of the assets of Anaren Europe. The basis of this appraisal was current market value in an arms length transaction between a willing buyer and seller in an unforced sale. An impairment loss of $2,720,626 was identified, which was recorded as a charge for the year ended June 30, 2003.

     The Company also recorded income tax benefits related to discontinued operations of $1,800,000, $662,268 and $1,584,483 for fiscal years ended June 30, 2004, 2003 and 2002, respectively.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


(5)  Securities

     The amortized cost and fair value of securities are as follows:


                                                                June 30, 2004
                                             ----------------------------------------------------------
                                                                Gain          Gross
                                              Amortized      unrealized     unrealized
                                                 cost           gains         losses        Fair value
                                             ------------   ------------   ------------    ------------
     Securities available for sale:
         Common stock                        $  3,088,679   $         --   $   (126,969)   $  2,961,710
                                             ------------   ------------   ------------    ------------
                     Total securities
                        available-for-sale   $  3,088,679   $         --   $   (126,969)   $  2,961,710
                                             ============   ============   ============    ============
     Securities held to maturity:
         Municipal bonds                     $ 50,770,695   $         --   $   (227,638)   $ 50,543,057
         Commercial paper                       2,596,712             83             --       2,596,795
         Corporate bonds                        5,581,257         83,188             --       5,664,445
         Zero coupon bonds                      5,138,853             --        (21,952)      5,116,901
         Federal agency bonds                   5,052,050          9,684        (24,720)      5,037,014
         Tax free auction securities           25,050,424             --         (1,024)     25,049,400
                                             ------------   ------------   ------------    ------------
                     Total securities
                        held to maturity     $ 94,189,991   $     92,955   $   (275,334)   $ 94,007,612
                                             ============   ============   ============    ============

                                                                June 30, 2003
                                             ----------------------------------------------------------
                                                                Gain          Gross
                                              Amortized      unrealized     unrealized
                                                 cost           gains         losses        Fair value
                                             ------------   ------------   ------------    ------------
     Securities available for sale:
         Common stock                        $  6,586,529   $         --   $   (904,269)   $  5,682,260
                                             ------------   ------------   ------------    ------------
                     Total securities
                        available-for-sale   $  6,586,529   $         --   $   (904,269)   $  5,682,260
                                             ============   ============   ============    ============
     Securities held to maturity:
         Municipal bonds                     $ 52,819,662   $     36,204   $         --    $ 52,855,866
         Commercial paper                       2,000,000          3,834             --       2,003,834
         Corporate bonds                       13,360,348         26,030             --      13,386,378
         Zero coupon bonds                      5,061,977             --         (6,842)      5,055,135
         Federal agency bonds                   5,028,569         47,298             --       5,075,867
         Tax free auction securities           32,707,842             --         (7,842)     32,700,000
                                             ------------   ------------   ------------    ------------
                     Total securities
                        held to maturity     $110,978,398   $    113,366   $    (14,684)   $111,077,080
                                             ============   ============   ============    ============

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


     Marketable debt securities are classified as either current or long-term assets in the accompanying consolidated balance sheets based upon their maturity dates.

     Marketable securities are summarized as follows:

                                                       June 30       June 30
                                                         2004          2003
                                                    ------------   ------------
     Marketable debt securities - held-
       to-maturity                                  $ 94,189,991   $110,978,398
     Marketable equity securities - available
       for sale                                        2,961,710      5,682,260
                                                    ------------   ------------
                   Total                              97,151,701    116,660,658
     Current portion                                  62,038,633     93,266,276
                                                    ------------   ------------
                                                    ------------   ------------
                   Long term                        $ 35,113,068   $ 23,394,382
                                                    ============   ============

     Contractual maturities of marketable debt securities held to maturity at June 30, are summarized as follows:

                                  2004                          2003
                       ---------------------------   ---------------------------
                                           Fair                           Fair
                                          market                         market
                            Cost          value           Cost           value
                       ------------   ------------   ------------   ------------
     Within one year   $ 59,076,923   $ 59,127,824   $ 87,584,016   $ 87,689,524
     One year to five
       years             35,113,068     34,879,788     23,394,382     23,387,556
                       ------------   ------------   ------------   ------------
          Total        $ 94,189,991   $ 94,007,612   $110,978,398   $111,077,080
                       ============   ============   ============   ============

     On July 11, 2002, the Company filed a Schedule 13D with the Securities and Exchange Commission to disclose that it had, through open market purchases, acquired an ownership position of approximately 6.35% of the common stock of Celeritek, Inc. The Company's original investment in Celeritek common stock averaged $8.47 a share and totaled $6.6 million. In March 2004, the Company received a non-taxable return of capital dividend of $4.50 per share reducing the Company's basis in Celeritek to $3.97 per share. On June 30, 2004 the Company's cost basis in Celeritek totaled approximately $3.1 million. The investment had a market value of $3.0 million and $5.7 million on June 30, 2004 and 2003, respectively, an increase of $777,300 and a decline of $904,000, for the years ended June 30, 2004 and 2003, respectively, which has been recorded as a component of accumulated other comprehensive loss. Within the past 60 days, Celeritek's stock has been trading at a price above the Company's per share basis and, therefore, the Company considers its investment in Celeritek to be temporarily impaired. If, at a future date, this decline in value is determined to be other than temporary, then the decline in value, including the amount previously charged as accumulated other comprehensive loss to shareholders equity, would at that time be recognized as a loss in the current period income statement.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


(6)  Inventories

     Inventories at June 30 are summarized as follows:

                                                       2004            2003
                                                   ------------    ------------
     Component parts                               $  9,136,401    $  8,810,207
     Work in process                                  6,138,068       5,627,150
     Finished goods                                   2,349,585       2,656,029
                                                   ------------    ------------
                                                     17,624,054      17,093,386
     Reserve for obsolescence                        (1,015,999)     (1,421,727)
                                                   ------------    ------------
                      Net inventories              $ 16,608,055    $ 15,671,659
                                                   ============    ============

(7)  Property, Plant, and Equipment

     Components of property, plant, and equipment at June 30 consist of the following:

                                                       2004            2003
                                                   ------------    ------------
     Land and land improvements                    $  1,874,323    $  1,595,821
     Buildings, furniture, and fixtures              13,200,633      12,944,778
     Machinery and equipment                         48,213,982      47,590,955
                                                   ------------    ------------
                                                     63,288,938      62,131,554
     Less accumulated depreciation and
       amortization                                  41,946,384      38,491,733
                                                   ------------    ------------
                                                   $ 21,342,554    $ 23,639,821
                                                   ============    ============

(8)  Accrued Expenses

     Accrued expenses at June 30 consist of the following:

                                                       2004            2003
                                                   ------------    ------------
     Compensation                                  $  1,698,411    $    924,290
     Commissions                                        386,075         355,098
     Restructuring (note 9)                              32,870         710,885
     Health insurance                                   371,010         290,424
     Lease buyout                                       350,000              --
     Other                                              254,004         196,973
                                                   ------------    ------------
                                                   $  3,092,370    $  2,477,670
                                                   ============    ============

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


(9)  Restructuring and Impairment

     In September 2002, March 2003, April 2003, and June 2003, the Company recorded restructuring and other nonrecurring charges at its Anaren Europe, RF Power and Anaren Microwave, Inc. subsidiaries associated with the Company's strategic restructuring plan. The restructuring plan is designed to improve both financial results and the long-term value of the business. The restructuring charges consisted of workforce reductions and asset write-offs.

     As a result of this plan, the Company recorded total pretax restructuring charges of $2,537,291 for the year ended June 30, 2003, as follows:

     RF Power                                                    $  295,706
     Anaren Microwave, Inc.                                         498,821
                                                                 ----------
        Restructuring costs included in continuing operations       794,527
     Anaren Europe                                                1,742,764
                                                                 ----------
                                                                 $2,537,291
                                                                 ==========

     Anaren Europe includes charges related to employee separation costs (91 positions), and inventory write-offs. On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. Anaren Europe operations were discontinued during the first quarter of fiscal 2004, as described in note 4.

     RF Power and Anaren Microwave, Inc. include employee separation costs (16 and 30 positions, respectively).

     Additionally, the Company recognized asset impairment charges (included in discontinued operations) in the amount of $2,720,626 for the year ending June 30, 2003 attributable to certain assets of Anaren Europe, as discussed in note 4.

     Reconciliation of the restructuring liability, is as follows:

                                                                                 Balance
                                     2003           Cash        Non-cash        June 30,
                                  Provision     expenditures   write-offs         2003
                                 -----------    ------------   -----------    -----------
     Severance                   $ 1,850,460    $(1,173,209)   $        --    $   677,251
     Outplacement services           112,540        (78,906)            --         33,634
     Inventory write-off             428,000             --       (428,000)            --
     Other                           146,291       (155,291)         9,000             --
                                 -----------    -----------    -----------    -----------
                                 $ 2,537,291    $(1,407,406)   $  (419,000)   $   710,885
                                 ===========    ===========    ===========    ===========

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


                                   Balance                                       Balance
                                   June 30,         Cash         Non-cash        June 30,
                                     2003       expenditures    write-offs        2004
                                 -----------    ------------   -----------    -----------
     Severance                   $   677,251    $  (644,381)   $        --    $    32,870
     Outplacement services and            --
          other                       33,634        (33,634)            --             --
                                 -----------    -----------    -----------    -----------
                                 $   710,885    $  (678,015)   $        --    $    32,870
                                 ===========    ===========    ===========    ===========

     The remaining balance is expected to be paid by the end of 2005.

(10) Other Liabilities

     Other liabilities as of June 30 consist of the following:

                                                    2004             2003
                                                  --------         --------
     Deferred compensation                        $506,190         $502,236
     Other                                         230,784          160,534
                                                  --------         --------
                                                   736,974          662,770
     Less current portion                          295,784          225,534
                                                  --------         --------
                                                  $441,190         $437,236
                                                  ========         ========

     During fiscal 1998, the Company implemented a deferred compensation plan for an employee. Under the plan, the Company will pay $65,000 annually for fifteen years upon the employee's retirement or, in the event of death, to the employee's beneficiary. During fiscal 2002, the employee was deceased and the annual compensation is being paid to the former employee's beneficiary.

     In fiscal year 2004, the Company began accruing for a deferred compensation agreement that the Company entered into with an employee in March 2004. Under the terms of this contract the Company has agreed to pay $250,000, annually for three years, to this employee beginning in July 2007.

(11) Long-Term Debt

     The Company had a $10,000,000 unsecured working capital revolving line of credit bearing interest at prime. The line of credit was cancelled by the Company on September 30, 2002. There were no borrowings against the line of credit in fiscal 2003 and 2002.

     Cash payments for annual fees relating to maintaining the line of credit were $9,375, and $37,500 during fiscal 2003 and 2002, respectively.

(12) Common Stock

     On December 2, 2000, the Company's shareholders approved an amendment to the Certificate of Incorporation to increase the total number of shares of common stock from 25,000,000 to 200,000,000.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


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

     Information for the three years ended June 30, 2004 with respect to these plans are as follows:

                                                                             Shares
                                     -------------------------------------------------------------------------------
                                               ISO                                                                       Weighted
                                     -----------------------                                                            average
                                         Key         Company-                                             Option         exercise
                                      Employee         Wide          NSO      Other        Total           price          price
                                     ---------       -------      --------   -------     ----------    --------------    -------
     Outstanding at June 30, 2001    2,050,200        43,000       208,000        --      2,301,200    1.38 to 62.44     $ 22.31
         Issued                        506,850        98,300        87,500        --        692,650    12.63 to 19.21      16.43
         Exercised                     (18,500)           --       (26,000)       --        (44,500)   1.38 to 12.42        8.96
         Expired                            --            --       (13,000)       --        (13,000)   19.21 to 53.00      45.20
         Canceled                     (368,300)       (9,400)      (65,000)       --       (442,700)   12.42 to 53.00      48.51
                                     ---------       -------      --------   -------     ----------
     Outstanding at June 30, 2002    2,170,250       131,900       191,500        --      2,493,650    1.38 to 62.44       16.15
         Issued                        342,000        37,100        32,000        --        411,100    8.57 to 10.18        9.46
         Exercised                     (24,300)           --       (27,000)       --        (51,300)   1.38 to 7.10         4.83
         Expired                       (49,450)      (25,400)           --        --        (74,850)   9.51 to 53.00       24.96
         Canceled                      (49,220)           --       (12,000)       --        (61,220)   12.42 to 53.00      26.38
                                     ---------       -------      --------   -------     ----------
     Outstanding at June 30, 2003    2,389,280       143,600       184,500        --      2,717,380    $1.38 to $62.44     14.88
         Issued                        328,500        37,900        29,000        --        395,400    $14.73 to 17.24     14.77
         Exercised                    (228,250)           --       (40,500)       --       (268,750)   $1.38 to 16.35       5.81
         Expired                       (23,438)       (1,100)           --        --        (24,538)   $9.51 to 53.00      23.59
         Canceled                      (14,430)       (8,400)           --        --        (22,830)   $9.51 to 53.00      28.66
                                     ---------       -------      --------   -------     ----------
     Outstanding at June 30, 2004    2,451,662       172,000       173,000        --      2,796,662                        15.53
                                     =========       =======      ========   =======     ==========
     Shares exercisable at
         June 30, 2004               1,404,612        36,200       173,000        --      1,613,812    $1.38 to $62.4$     14.98
     Shares available for grant
         at June 30, 2004              718,488       809,100       189,000        --      1,716,588

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


     The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2004:


                               Options outstanding                                Options exercisable
      ------------------------------------------------------------------      ----------------------------
                                            Weighted
                                             average         Weighted                         Weighted
            Range of                        remaining        average                           average
        exercise prices      Shares       life in years   exercise price       Shares       exercise price
        ---------------      ------       -------------   --------------       ------       --------------
        $1.00 - 5.00          264,400          2.52         $   2.73          264,400         $  2.11
         5.01 - 15.00       1,973,680          6.62            10.02          987,780           10.52
         15.01 - 40.00        307,682          6.67            22.99          147,392           22.10
         40.01 - 65.00        250,900          5.70            54.91          214,240           53.15
                            ---------                                       ---------
                            2,796,662                                       1,613,812
                            =========                                       =========

     The per share weighted average fair value of stock options granted during fiscal years 2004, 2003, and 2002 was $10.78, $6.48, and $11.37, respectively. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective fiscal year:

                                                       2004     2003     2002
                                                       ----     ----     ----
     Expected option life - key employee plan             5        5        5
     Expected option life - company-wide plan             3        3        3
     Weighted average risk-free interest rate          3.15%    3.20%    4.00%
     Weighted average expected volatility             98.00%   89.00%   92.00%
     Expected dividend yield                           0.00%    0.00%    0.00%

(14) Restricted Stock Program

     As of June 30, 2004, 2003 and 2002, the Company has issued shares aggregating 21,600, 21,600 and 102,976, respectively, under it's Restricted Stock Program. There were 5,888 shares forfeited and 75,488 shares that matured during 2003. The shares of restricted stock vest on a straight line basis over a period of 42 to 48 months. For the years ended June 30, 2004, 2003, and 2002 the Company recognized compensation expense associated with the lapse of restrictions aggregating $286,200, $451,331, and $636,708, respectively.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


(15) Accumulated Other Comprehensive Income (Loss)

     The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:


                                                              Unrealized
                                    Foreign      Minimum     gain/(loss) on    Accumulated
                                   currency      pension       securities         other
                                  translation   liability    available-for-    comprehensive
                                  adjustment   adjustment         sale         income (loss)
                                 -----------   -----------    -----------      -----------
     Balances at June 30, 2003   $   679,595   $  (992,121)   $  (904,435)     $(1,216,961)
     Current period change            56,426       424,345        777,300        1,258,071
                                 -----------   -----------    -----------      -----------
     Balances at June 30, 2004   $   736,021   $  (567,776)   $  (127,135)     $    41,110
                                 ===========   ===========    ===========      ===========

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

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


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


                                                         2004           2003           2002
                                                     -----------    -----------    -----------
     Change in benefit obligation:
          Benefit obligation at beginning of year    $ 9,011,361    $ 7,277,360    $ 6,562,855
          Service cost                                   262,849        212,865        213,839
          Interest cost                                  540,825        504,758        469,017
          Actuarial (gain) loss                         (169,012)     1,280,223        281,005
          Benefits paid                                 (295,500)      (263,845)      (249,356)
                                                     -----------    -----------    -----------
          Benefit obligation at end of year          $ 9,350,523    $ 9,011,361    $ 7,277,360
                                                     ===========    ===========    ===========
     Change in plan assets:
          Fair value of plan assets at beginning
             of year                                 $ 6,334,848    $ 6,106,958    $ 6,237,552
          Actual return on plan assets                   790,353        231,104        (85,062)
          Employer contributions                         365,130        260,631        203,824
          Benefits paid                                 (256,117)      (263,845)      (249,356)
                                                     -----------    -----------    -----------
          Fair value of plan assets at end of year   $ 7,234,214    $ 6,334,848    $ 6,106,958
                                                     ===========    ===========    ===========
     Under funded status                             $(2,116,309)   $(2,676,513)   $(1,170,402)
     Unrecognized net loss                             1,729,576      2,300,138        743,618
     Unrecognized net obligation existing at
          initial application                                 --             --          9,463
     Unrecognized prior service cost                       5,960         24,199         42,438
     Adjustment required to recognize minimum
          liability                                     (823,787)    (1,503,213)      (160,991)
                                                     -----------    -----------    -----------
                      Accrued pension cost           $(1,204,560)   $(1,855,389)   $  (535,874)
                                                     ===========    ===========    ===========

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


     Components of net periodic pension cost for the years ended June 30 are as follows:


                                                        2004             2003           2002
                                                    -----------     -----------     -----------
     Service cost                                   $   262,849     $   212,865     $   213,839
     Interest cost                                      540,825         504,758         469,017
     Actual return on plan assets                       790,353         231,104          85,062
     Amortization of prior service cost                  18,239          18,239          18,239
     Deferral of loss                                (1,326,804)       (744,139)       (617,948)
     Amortization of net obligation at transition            --           9,463           9,466
     Unrecognized net loss                              108,265           5,634              --
                                                    -----------     -----------     -----------
                      Net periodic pension cost     $   393,727     $   237,924     $   177,675
                                                    ===========     ===========     ===========
     Weighted average assumptions:
          Discount rate at year-end                        6.25%           6.00%           7.00%
          Rate of increase in compensation levels
             at year end                                   4.00%           4.00%           4.00%
          Expected return on plan assets during
             the year                                      8.50%           8.50%           8.50%

     Plan Assets

                                                  Actual           Percentage
                                                Allocation         Allocation
                                                ----------         ----------'
     Money market                               $   53,973            0.75%
     Common equities                               326,569            4.51%
     Corporate debt securities                   1,088,944           15.05%
     Government debt securities                  1,650,367           22.82%
     Global equity mutual funds                    429,000            5.93%
     Closed end equity mutual funds              3,685,361           50.94%
                                                ----------           ------
                                                $7,234,214          100.00%
                                                ==========          ======

     Plan's Investment Policy: Investments shall be made pursuant to the following objectives: 1) preserve purchasing power of plan's assets base adjusted for inflation; 2) provide long term growth; 3) avoid significant volatility. Asset allocation shall be determined based on a long term target allocation having 30% of assets invested in Large-Cap domestic equities, 12% in mid-cap domestic equities, 12% in small-cap domestic equities, 8% in international equities, and 40% in the broad bond market, with little or none invested in cash. Both investment allocation and performance shall be reviewed periodically.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


     Determination of Assumed Rate of Return

     The Corporation has selected the assumed rate of return based on the following:

                                                    Expected
                                                    compound
                                      Target       annualized        Expected
                                    percentage       5-year          weighted
                                    allocation   (index) return   average return
                                    ----------   --------------   --------------
     Large-cap stocks                 30.00%         11.50%           3.45%
     Mid-cap stocks                   11.00%         12.40%           1.36%
     Small-cap stocks                 11.00%         13.00%           1.43%
     International common stocks       8.00%         13.00%           1.04%
     Broad bond market                40.00%          6.10%           2.44%
                                     ------                           -----
          Total                      100.00%                          9.72%

     The Company estimated investment expenses of approximately 1% of the portfolio annually.

     Expected Contributions

     Expected contributions for fiscal 2005 are $750,000.

     Estimated Future Benefit Payments

     The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

                   July 1, 2004 - June 30, 2005           $  365,000
                   July 1, 2005 - June 30, 2006              395,000
                   July 1, 2006 - June 30, 2007              405,000
                   July 1, 2007 - June 30, 2008              470,000
                   July 1, 2008 - June 30, 2009              480,000
                   Years 2009-2013                         2,875,000

     The Company maintains a voluntary contributory salary savings plan to which participants may contribute up to 15% of their total compensation. The Company's matching contribution is 75% of the participants' contribution up to a maximum of 5% of the participants' compensation. During fiscal 2004, 2003, and 2002, the Company contributed $445,766, $568,721, and $550,094, respectively, to this plan.

     The Company maintains a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $258,947, $240,500, and $549,693 in fiscal 2004, 2003, and 2002, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the Plan at any time.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


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

     The following table presents the changes in the postretirement benefit obligation and the funded status of the Plan at June 30:

                                           2004          2003         2002
                                       -----------   -----------   -----------
     Benefit obligation at beginning
       of year                         $ 1,915,728   $ 1,720,753   $ 1,528,610
     Service cost                           61,145        48,018        46,969
     Interest cost                         111,207       119,861       111,832
     Plan participants' contributions       61,362        53,498        39,816
     Actuarial (gain) / loss               (98,279)      194,229       143,554
     Benefits paid                        (140,892)     (220,631)     (150,028)
                                       -----------   -----------   -----------
     Benefit obligation at end of year $ 1,910,271   $ 1,915,728   $ 1,720,753
                                       ===========   ===========   ===========
     Fair value of plan assets         $        --   $        --   $        --
     Under funded status               $(1,910,271)  $(1,915,728)  $(1,720,753)
     Unrecognized actuarial loss           351,839       468,585       280,668
                                       -----------   -----------   -----------
          Accrued postretirement
             benefit cost              $(1,558,432)  $(1,447,143)  $(1,440,085)
                                       ===========   ===========   ===========

     Net periodic postretirement benefit cost includes the following components:



                                           2004          2003         2002
                                       -----------   -----------   -----------
     Service cost                      $    61,145   $    48,018   $    46,969
     Interest cost                         111,207       119,861       111,832
     Amortized loss                         18,467         6,312            --
                                       -----------   -----------   -----------
          Net periodic postretirement
             benefit cost              $   190,819   $   174,191   $   158,801
                                       ===========   ===========   ===========

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25%, 6.00%, and 7.00%, at the end of fiscal 2004, 2003, and 2002, respectively. For measurement purposes, the annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed to be 5% for 2004, 2003, and 2002. The health care cost trend rate assumption may have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                   1% increase    1% decrease
                                                   -----------    -----------
     Effect on total of service and interest
        cost components                             $  2,081       $ (1,984)
     Effect on postretirement benefit obligation    $ 35,761       $(34,049)

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


(19) Income Taxes

     The following table presents the Domestic and Foreign  components of income
     (loss) before income taxes and discontinued operations and the expense (benefit) for income taxes as well as the taxes charged or credited to shareholders equity:

                                                                 Year ended June 30
                                                    --------------------------------------------
                                                        2004             2003           2002
                                                    ------------    ------------    ------------
Income (loss) before income taxes
     and discontinued operations
        Domestic                                    $ 11,873,719    $  4,761,726    $  7,947,190
        Foreign                                       (1,511,905)       (388,958)        (40,643)
                                                    ------------    ------------    ------------
                                                    $ 10,361,814    $  4,372,768    $  7,906,547
                                                    ============    ============    ============
Income tax expense (benefit) charged
  (credited) to the income statement for
  continuing operations:
        Current:
           Federal                                  $  2,827,536    $   (411,978)   $  1,407,316
           State and local                                 8,246        (181,700)         74,230
           Foreign                                            --              --              --
                                                    ------------    ------------    ------------
                 Total current                         2,835,782        (593,678)      1,481,546
                                                    ------------    ------------    ------------
     Deferred:
        Federal                                         (523,921)        747,754        (306,856)
        State and local                                  383,139         644,192           4,793
        Foreign                                               --              --              --
                                                    ------------    ------------    ------------
                 Total deferred                         (140,782)      1,391,946        (302,063)
                                                    ------------    ------------    ------------
                 Subtotal                              2,695,000         798,268       1,179,483
                                                    ------------    ------------    ------------
Income taxes charged (credited) to the
  income statement for discontinued
  operations:
        Foreign                                       (1,800,000)       (662,268)     (1,584,483)
                                                    ------------    ------------    ------------
                 Subtotal                             (1,800,000)       (662,268)     (1,584,483)
                                                    ------------    ------------    ------------
                 Total income taxes charged
                    (credited) to the income
                    statement                            895,000         136,000        (405,000)
                                                    ------------    ------------    ------------
Income taxes charged (credited) to stockholders'
  equity:
        Current benefit of stock based
           compensation                                 (794,500)        (68,477)       (460,672)
        Deferred taxes (benefit) of stock
           based compensation                             (3,130)        158,800              --
        Deferred taxes (benefit) from recognition
           of minimum pension liability                  255,081        (456,355)        (54,737)
                                                    ------------    ------------    ------------
                 Income taxes charged (credited)
                    to shareholders' equity             (542,549)       (366,032)       (515,409)
                                                    ------------    ------------    ------------
                 Total income taxes                 $    352,451    $   (230,032)   $   (920,409)
                                                    ============    ============    ============

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


     A reconciliation of the expected consolidated income tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes and discontinued operations, to income tax expense (benefit), is as follows:

                                            2004          2003          2002
                                        -----------   -----------   -----------
     Expected consolidated income tax
       expense (benefit)                $ 3,523,017   $ 1,486,741   $ 2,688,226
     State taxes, net of Federal benefit    258,314       305,245        52,156
     Nontaxable interest income            (382,546)     (518,750)     (760,874)
     Increase in valuation allowance        226,786        58,344            --
     Foreign tax rate differential          287,262        73,902            --
     Adjustment of prior years' taxes            --      (158,420)           --
     Export tax benefits                   (808,124)     (278,123)     (238,000)
     Research credits                      (371,870)     (184,939)     (591,038)
     Other, net                             (37,839)       14,268        29,013
                                        -----------   -----------   -----------
                                        $ 2,695,000   $   798,268   $ 1,179,483
                                        ===========   ===========   ===========

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 2004 and 2003 are presented below:

                                                         2004            2003
                                                     -----------    -----------
     Deferred tax assets:
          Inventories                                $   535,459    $   942,174
          Deferred compensation                          280,050        251,853
          Retirement benefits                            396,046        569,840
          Postretirement benefits                        592,204        549,914
          Restricted stock                               398,772        290,016
          Nondeductible reserves/accruals                418,548        139,756
          Net unrealized loss on investments              48,311        343,623
          Federal and state tax attribute
            carryforwards                              1,268,463        528,280
          Foreign and state net operating loss
            carryforwards                                327,574      4,851,135
                                                     -----------    -----------
                      Gross deferred tax assets        4,265,427      8,466,591
          Valuation allowance                           (375,884)    (3,015,031)
                                                     -----------    -----------
                      Net deferred tax assets          3,889,543      5,451,560
                                                     -----------    -----------
     Deferred tax liabilities:
          Plant and equipment, principally due to
            differences in depreciation               (2,647,279)    (2,219,016)
          Intangible assets including goodwill        (1,789,412)    (1,615,695)
          Reinvestment reserve                                --     (2,086,179)
                                                     -----------    -----------
                    Gross deferred tax liabilities    (4,436,691)    (5,920,890)
                                                     -----------    -----------
                      Net deferred tax liabilities   $  (547,148)   $  (469,330)
                                                     ===========    ===========

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002

                                                       2004            2003
                                                   -----------    -----------
     Presented as:
          Current deferred tax asset               $ 1,037,103    $ 1,132,016
          Long-term deferred tax liability          (1,584,251)    (1,601,346)
                                                   -----------    -----------
                                                   $  (547,148)   $  (469,330)
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

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


     At June 30, 2004, the Company has a valuation allowance of $375,884 with respect to unrealized losses on securities available-for-sale and foreign and state net operating loss carryforwards, representing a decrease of $2,639,147 from June 30, 2003.

     The Company has unrealized losses on securities available-for-sale of $127,134 and $904,270 at June 30, 2004 and 2003, respectively. If realized, these losses would be characterized for income tax purposes as capital losses, which may only be used to offset capital gains. As a result of this limitation on utilization, at June 30, 2004 the Company has a valuation allowance of $48,311 with respect to these losses, representing a decrease of $295,312 from June 30, 2003.

     The Company has state net operating loss carryforwards of $676,936, which begin to expire in 2007. As a result of the Company's plan relating to the relocation of Amitron's operations as discussed in footnote 24, management established a valuation allowance of $42,444, as it is more likely than not that the Company will not realize these deferred tax benefits.

     The Company's subsidiary in China has net operating loss carryforwards of $1,900,863. At June 30, 2004 the Company has a valuation allowance of $285,129 with respect to the net operating loss carryforwards, representing an increase of $226,786. The subsidiary will be eligible for a tax holiday for five years beginning with the first year taxable income exceeds the net operating loss carryforwards. The tax benefit varies during the five-year holiday once it begins.

     As discussed in footnote 4, the Company has discontinued operations at its European subsidiary. At June 30, 2004, the deferred tax asset relating to the net operating loss carryforwards and related valuation allowance have been eliminated, representing a decrease in the valuation allowance of $2,613,064 from June 30, 2003.

     Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance.

     At June 30, 2004, the Company has Federal and State tax attribute carryforwards of $1,268,463, the majority of which expire at various dates from 2015 through 2023. Cash payments (receipts) for income taxes (net of refunds) were $(1,903,464), $678,329, and $1,387,200 in fiscal 2004, 2003, and 2002, respectively.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


(20) Segment and Related Information

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

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


     The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                          Corporate
                                                          Space and         and
                                         Wireless          defense       unallocated       Consolidated
                                         --------          -------       -----------       ------------
     Net sales:
          2004                         $58,078,091      $27,000,848      $         --       85,078,939
          2003                          46,629,492       28,890,528                --       75,520,020
          2002                          44,566,614       26,071,304                --       70,637,918

     Operating income (loss):
          2004                           4,373,892        4,319,703                --        8,693,595
          2003                          (2,519,188)       4,731,424                --        2,212,236
          2002                          (3,461,350)       7,716,040                --        4,254,690

     Goodwill and intangible assets:
          June 30, 2004                 31,959,747               --                --       31,959,747
          June 30, 2003                 32,669,285               --                --       32,669,285

     Identifiable assets:*
          June 30, 2004                 19,681,543       10,884,864       144,956,334      175,522,741
          June 30, 2003                 14,145,826        9,760,194       156,513,471      180,419,491

     Depreciation:**
          2004                           2,420,370        1,876,629                --        4,296,999
          2003                           2,348,567        1,555,741                --        3,904,308
          2002                           2,264,981        1,182,151                --        3,447,132

     Intangibles amortization:***
          2004                             709,539               --                --          709,539
          2003                             499,539               --                --          499,539
          2002                             428,261               --                --          428,261


     * Segment assets primarily include receivables, and inventories. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable securities, other receivables, prepaid expenses, deferred income taxes, and property, and plant and equipment not specific to business acquisitions and assets associated with discontinued operations of Anaren Europe.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


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

     (b)  Geographic Information

          Net sales by geographic region are as follows:

                                                                   Consolidated
            United States Asia Pacific     Europe       Americas    net sales
            ------------- ------------     ------       --------    ---------
     2004    $45,562,351   $16,745,852   $16,656,740   $6,112,996  $85,078,939
     2003     44,299,529    14,650,219    13,850,396    2,719,876   75,520,020
     2002     51,908,181     6,697,248     9,704,642    2,327,847   70,637,918

     (c)  Customers

          In 2004, sales to two customers totaled approximately $21,800,000, ($12,100,000 related to the space and defense electronics segment and $9,700,000 related to the wireless segment) and exceeded 10% of consolidated net sales. In 2003, sales to one customer (approximately $9,427,000, related to the space and defense electronics segment) exceeded 10% of consolidated net sales. In 2002, sales to one customer (approximately $11,791,000, related to the space and defense electronics segment) exceeded 10% of consolidated net sales.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


(21) Commitments

     The Company is obligated under contractual obligations and commitments to make future payments such as lease agreements and contingent commitments. The Company's obligations and commitments are as follows:

     Year ending June 30:
          2005                                           $ 1,015,293
          2006                                               565,949
          2007                                               471,731
          2008                                               471,731
          2009                                               471,731
          Thereafter                                       2,201,415
                                                         -----------
                                                           5,197,850
          Less sublease income                             1,415,193
                                                         -----------
                                                         $ 3,782,657
                                                         ===========

     Rent expense for the years ended June 30, 2004, 2003, and 2002 was $874,965, $932,033, and $811,294, respectively. Rent expense for fiscal 2004, 2003, and 2002 was offset by sublease income of $430,311, $399,930, and $376,678, respectively.

(22) Concentrations

     The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks peculiar to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. Sales to the Government accounted for approximately 26%, 20%, and 15% of consolidated net sales in fiscal 2004, 2003, and 2002, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it is attempting to reduce its dependence on sales to the Government through development of its commercial electronics business.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


(23) Quarterly Financial Data (Unaudited)

     The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2004 and 2003:

                                                                    2004 quarter ended
                                               ---------------------------------------------------------
                                               September 30       December 31     March 31       June 30
                                               ------------       -----------     --------       -------
     Net sales                                  $ 18,270,673     $ 19,593,930    $22,387,222   $24,827,114
     Gross profit                                  5,958,895        6,641,227      7,913,937     9,495,087
     Net income (loss) from continuing
         operations                                1,197,252        1,590,998      2,222,327     2,656,237
     Net income (loss) from discontinued
         operations                                  586,655         (335,053)        38,579           133
     Net income (loss) per common share
         from continuing operations:
            Basic income (loss) per share
               from continuing operations       $       0.05     $       0.08     $     0.11   $      0.13
            Diluted income (loss) per share
               from continuing operations               0.05             0.07           0.10          0.12
     Net income (loss) per common from
         discontinued operations:
            Basic income (loss) per share
               from discontinued operations             0.03            (0.02)            --            --
            Diluted income (loss) per share
               from discontinued operations             0.03            (0.01)            --            --

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2004, 2003, and 2002


                                                                        2003 quarter ended
                                               ---------------------------------------------------------
                                               September 30       December 31     March 31       June 30
                                               ------------       -----------     --------       -------
     Net sales                                  $ 19,197,817     $ 19,736,523    $18,101,491   $18,484,189
     Gross profit                                  6,189,546        6,193,808      5,680,493     5,635,653
     Net income (loss) from continuing
         operations                                1,299,928        1,264,439        611,150       398,982
     Net income (loss) from discontinued
         operations                               (1,153,722)        (789,271)    (1,569,259)   (3,854,702)
     Net income (loss) per common from
         continuing operations:
            Basic income (loss) per share
               from continuing operations             $ 0.06           $ 0.06         $ 0.03        $ 0.02
            Diluted income (loss) per share
               from continuing operations               0.06             0.05           0.03          0.02
     Net income (loss) per common from
         discontinued operations:
            Basic income (loss) per share
               from discontinued operations            (0.05)           (0.04)         (0.07)        (0.18)
            Diluted income (loss) per share
               from discontinued operations            (0.05)           (0.03)         (0.07)        (0.17)

     Income per share amounts for each quarter are required to be computed independently. As a result, their sum does not necessarily equal the total year income per share amounts.

(24) Subsequent Events

     In August 2004, the Company purchased a building and land in New Hampshire for approximately $5,060,000. In October 2004, the Company plans to relocate Amitron Inc.'s operating facilities from Massachusetts to the newly acquired property.

     In August 2004, the Company's Board of Directors increased its repurchase authorization for the repurchase of the Company's shares by two million shares.