Form 10-Q
period 2004-09-30
ANAREN  INC
filed 2004-11-03
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X   No __

      The number of shares of Registrant's Common Stock outstanding on November 1, 2004 was 19,586,183.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                     Page No.
------------------------------                                                     --------
      Item 1.    Financial Statements

                  Consolidated Condensed Balance Sheets as of                          3
                  September 30, 2004 and June 30, 2004 (unaudited)

                  Consolidated Condensed Statements of Earnings                        4
                  for the Three Months Ended September 30,
                  2004 and 2003 (unaudited)

                  Consolidated Condensed Statements of Cash Flows                      5
                  for the Three Months Ended September 30,
                  2004 and 2003 (unaudited)

                  Notes to Consolidated Condensed Financial                            6
                  Statements (unaudited)

       Item 2.    Management's Discussion and Analysis                                13
                  of Financial Condition and Results of Operations

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk          22

       Item 4.    Controls & Procedures                                               22

PART II - OTHER INFORMATION
---------------------------

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds         23

       Item 6.    Exhibits                                                            23

   Officer Certifications                                                           25 - 28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      September 30, 2004 and June 30, 2004
                                   (Unaudited)

                   Assets                                             September 30, 2004            June 30, 2004
                   ------                                             ------------------            -------------
Current assets:
    Cash and cash equivalents                                            $   7,388,901              $  23,303,263
    Securities available for sale (note 3)                                   2,401,169                  2,961,710
    Securities held to maturity (note 3)                                    59,031,343                 59,076,923
    Receivables, less allowance of $139,759
      and $145,500, respectively                                            15,879,932                 13,812,853
    Inventories (note 4)                                                    18,231,601                 16,608,055
    Interest and other receivables                                           1,111,182                  1,040,838
    Deferred income taxes                                                    1,037,103                  1,037,103
    Prepaid expenses                                                           862,138                    995,590
    Other current assets                                                       248,622                    230,784
                                                                         -------------              -------------
                Total current assets                                       106,191,991                119,067,119
                                                                         -------------              -------------

Securities held to maturity (note 3)                                        32,654,728                 35,113,068
Property, plant and equipment, net (note 5)                                 25,468,793                 21,342,554
Goodwill                                                                    30,715,861                 30,715,861
Other intangible assets, net of accumulated amortization
    of $2,102,072 at September 30, 2004
    and $1,781,080 at June 30, 2004 (note 1)                                   922,894                  1,243,886
                                                                         -------------              -------------
                Total assets                                             $ 195,954,267              $ 207,482,488
                                                                         =============              =============

      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:

    Accounts payable                                                     $   6,195,855              $   7,198,252
    Accrued expenses (note 6)                                                1,760,092                  3,092,370
    Income taxes payable                                                     2,077,725                  1,331,895
    Customer advance payments                                                  176,891                    411,486
    Other current liabilities (note 8)                                         313,622                    295,784
                                                                         -------------              -------------
                Total current liabilities                                   10,524,185                 12,329,787
Deferred income taxes                                                        1,657,551                  1,584,251
Postretirement benefit obligation                                            2,717,441                  2,762,992
Other liabilities (note 8)                                                     477,156                    441,190
                                                                         -------------              -------------
                Total liabilities                                           15,376,333                 17,118,220
                                                                         -------------              -------------
Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 25,954,404 shares
       at September 30, 2004 and 25,950,704 at June 30, 2004                   259,544                    259,507
    Additional paid-in capital                                             171,193,795                171,165,180
    Unearned compensation                                                      (23,838)                   (95,388)
    Retained earnings                                                       53,228,435                 51,247,271
    Accumulated other comprehensive loss                                      (203,191)                    41,110
                                                                         -------------              -------------
                                                                           224,454,745                222,617,680
    Less cost of 6,368,221 and 5,400,026 treasury shares
      at September 30, 2004 and June 30, 2004                               43,876,811                 32,253,412
                                                                         -------------              -------------
                Total stockholders' equity                                 180,577,934                190,364,268
                                                                         -------------              -------------
                Total liabilities and stockholders' equity               $ 195,954,267              $ 207,482,488
                                                                         =============              =============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           September 30, 2004 and 2003
                                   (Unaudited)

                                                        2004            2003
                                                        ----            ----
Net sales                                          $ 24,907,357    $ 18,270,673

Cost of sales                                        17,016,539      12,311,778
                                                   ------------    ------------
        Gross profit                                  7,890,818       5,958,895
                                                   ------------    ------------

Operating expenses:
        Marketing                                     1,776,645       1,585,466
        Research and development                      1,645,077       1,421,782
        General and administrative                    2,102,185       1,838,399
                                                   ------------    ------------
              Total operating expenses                5,523,907       4,845,647
                                                   ------------    ------------

Operating income                                      2,366,911       1,113,248

Other income, primarily interest                        353,058         467,976
Interest expense                                         (5,805)         (2,972)
                                                   ------------    ------------

Total other income net                                  347,253         465,004
                                                   ------------    ------------

Income before income taxes                            2,714,164       1,578,252

Income tax expense                                      733,000         381,000
                                                   ------------    ------------

Net income from continuing operations              $  1,981,164    $  1,197,252
                                                   ------------    ------------

Discontinued operations:
        Loss from discontinued
          operations of Anaren Europe (note 9)               --      (1,213,345)
        Income tax benefit                                   --      (1,800,000)
                                                   ------------    ------------
        Net income from discontinued operations              --         586,655
                                                   ------------    ------------
Net income                                         $  1,981,164    $  1,783,907
                                                   ============    ============

Basic earnings per share:
        Income from continuing operations                 $0.10           $0.05
        Income from discontinued operations               $  --           $0.03
                                                          -----           -----
          Net income                                      $0.10           $0.08
                                                          =====           =====

Diluted earnings per share:
        Income from continuing operations                 $0.10           $0.05
        Income from discontinued operations               $  --           $0.03
                                                          -----           -----
          Net income                                      $0.10           $0.08
                                                          =====           =====

Shares used in computing net earnings per share:
        Basic                                        20,144,447      21,757,734
                                                   ============    ============
        Diluted                                      20,678,163      22,352,927
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended
                           September 30, 2004 and 2003
                                   (Unaudited)

Cash flows from operating activities:                                    2004            2003
                                                                         ----            ----
     Net income                                                     $  1,981,164    $  1,783,907
     Net income from discontinued operations                                  --         586,655
                                                                    ------------    ------------
     Net income from continuing operations                             1,981,164       1,197,252
     Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
         Depreciation                                                  1,252,667         997,964
         Amortization of intangibles                                     320,992         124,885
         Provision for doubtful accounts                                  (5,741)         (8,205)
         Deferred income taxes                                            73,300          38,100
         Loss on sale of equipment                                        67,397              --
         Loss on sale of securities held as investments                   21,347              --
         Unearned compensation                                            71,550          71,550
         Changes in operating assets and liabilities,
           Receivables                                                (2,061,338)     (1,366,549)
           Inventories                                                (1,623,546)        (69,491)
           Interest and other receivables                                439,192          53,099
           Other current assets                                         (233,922)       (309,546)
           Refundable income taxes                                            --         226,487
           Accounts payable                                           (1,002,388)        371,604
           Accrued expenses                                           (1,332,278)         54,153
           Income taxes payable                                          745,830              --
           Customer advance payments                                    (234,595)             --
           Other liabilities                                               8,254         107,681
                                                                    ------------    ------------
             Net cash provided by (used in) continuing operations     (1,512,115)      1,488,984
             Net cash used for discontinued operations                        --         (75,750)
                                                                    ------------    ------------
             Net cash provided by (used in) operating activities      (1,512,115)      1,413,234
Cash flows from investing activities:
     Capital expenditures                                             (5,606,303)       (878,447)
     Proceeds from sale of stock                                         293,930              --
     Purchases of marketable debt and equity securities              (32,005,000)    (78,207,553)
     Maturities of marketable debt and
       equity securities                                              34,508,921     (78,189,000)
                                                                    ------------    ------------
             Net cash used in investing activities                    (2,808,452)       (901,000)
                                                                    ------------    ------------
Cash flows from financing activities:
     Stock options exercised                                              28,642         172,701
     Purchase of treasury stock                                      (11,623,399)     (3,336,643)
                                                                    ------------    ------------
             Net cash used in financing activities                   (11,594,757)     (3,163,942)
                                                                    ------------    ------------

     Effect of exchange rates                                                962          12,274
                                                                    ------------    ------------
             Net decrease in cash
               and cash equivalents                                  (15,914,362)     (2,639,434)
Cash and cash equivalents at beginning of period                      23,303,263      11,062,662
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $  7,388,901    $  8,423,228
                                                                    ============    ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid (Received) During the Period For:
       Interest                                                     $      6,554    $         --
                                                                    ============    ============
       Income taxes, net of refunds                                 $    (27,611)   $      2,000
                                                                    ============    ============

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2005, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three months ended September 30, 2004 and 2003 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Intangible Assets

INTANGIBLE ASSETS:

Intangible assets as of September 30, 2004 and June 30, 2004 are as follows:

                                                 September 30                                June 30
                                      ---------------------------------         ---------------------------------
                                      Gross Carrying        Accumulated         Gross Carrying        Accumulated
                                          Amount           Amortization             Amount           Amortization
                                          ------           ------------             ------           ------------
Patent                                 $  574,966           $  377,322           $  574,966           $  359,354
Customer Base                           1,350,000              693,750            1,350,000              637,500
Trade Name                                320,000              320,000              320,000              302,226
Non-Competition Agreements                180,000              111,000              180,000              102,000
Favorable Lease                           600,000              600,000              600,000              380,000
                                       ----------           ----------           ----------           ----------
  Total                                $3,024,966           $2,102,072           $3,024,966           $1,781,080
                                       ==========           ==========           ==========           ==========

Intangible asset amortization expense for the three month period ended September 30, 2004 and 2003 aggregated $320,992 and $124,885, respectively. Included in the amortization expense for the three months ended September 30, 2004 and fiscal year 2005 is $205,000 for acceleration of the favorable lease intangible caused by the move of our Amitron facility. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending June 30,
              2005                                             $ 570,643
              2006                                             $ 332,869
              2007                                             $ 302,879
              2008                                             $  37,495
              2009                                             $       0

NOTE 2: Stock-Based Compensation

The Company measures compensation expense for its stock option-based employee compensation plans using the intrinsic value method. The following table sets forth the pro forma effect of these plans as if the fair value-based method had been used to measure compensation expense.

                                         Three months ended   Three months ended
                                         September 30, 2004   September 30, 2003
                                         ------------------   ------------------

Net income, as reported                    $   1,981,164        $   1,783,907

Fair value-based stock based
compensation cost, net of tax                  1,712,587            2,075,992
                                           -------------        -------------
Pro forma net income (loss)                $     268,577        $    (292,085)
                                           =============        =============

Net income (loss) per share:
     Basic                                 $        0.10        $        0.08
     Diluted                               $        0.10        $        0.08

Pro forma net income (loss) per share:
     Pro forma basic                       $        0.01        $       (0.01)
     Pro forma diluted                     $        0.01        $       (0.01)

NOTE 3: Securities

The amortized cost and fair value of securities are as follows:

                                                                September 30, 2004
                                                                ------------------
                                                                 Gross        Gross
                                                Amortized     Unrealized    Unrealized
                                                  Cost           Gains        Losses       Fair Value
                                                  ----           -----        ------       ----------
Securities available for sale:
     Common Stock                              $ 2,773,370   $        --   $  (372,201)   $ 2,401,169
                                               -----------   -----------   -----------    -----------
         Total securities available-for-sale   $ 2,773,370   $        --   $  (372,201)   $ 2,401,169
                                               ===========   ===========   ===========    ===========

Securities held to maturity:
     Municipal bonds                           $32,735,892   $        --   $   (96,785)   $32,639,107
     Commercial paper                            2,834,229            --            --      2,834,229
     Corporate bonds                             6,872,533            --       (18,371)     6,854,162
     Zero coupon bonds                           4,557,541            --       (12,211)     4,545,331
     Federal agency bonds                       17,885,743            --       (10,198)    17,875,545
     Tax free auction securities                26,800,133            --          (133)    26,800,000
                                               -----------   -----------   -----------    -----------
         Total securities held to maturity     $91,686,071   $        --   $  (137,697)   $91,548,373
                                               ===========   ===========   ===========    ===========

                                                                  June 30, 2004
                                                                  -------------
                                                                 Gross        Gross
                                                Amortized     Unrealized    Unrealized
                                                  Cost           Gains        Losses       Fair Value
                                                  ----           -----        ------       ----------
Securities available for sale:
     Common Stock                              $ 3,088,679   $        --   $  (126,969)   $ 2,961,710
                                               -----------   -----------   -----------    -----------
         Total securities available-for-sale   $ 3,088,679   $        --   $  (126,969)   $ 2,961,710
                                               ===========   ===========   ===========    ===========

Securities held to maturity:
     Municipal bonds                           $50,770,695   $        --   $  (227,638)   $50,543,057
     Commercial paper                            2,596,712            83            --      2,596,795
     Corporate bonds                             5,581,257        83,188            --      5,664,445
     Zero coupon bonds                           5,138,853            --       (21,952)     5,116,901
     Federal agency bonds                        5,052,050         9,684       (24,720)     5,037,014
     Tax free auction securities                25,050,424            --        (1,024)    25,049,400
                                               -----------   -----------   -----------    -----------
         Total securities held to maturity     $94,189,991   $    92,955   $  (275,334)   $94,007,612
                                               ===========   ===========   ===========    ===========

Marketable securities are summarized as follows:

                                                         September 30, 2004      June 30, 2004
                                                         ------------------      -------------
Marketable debt securities - held-to-maturity               $91,686,071           $94,189,991
Marketable equity securities - available for sale             2,401,169             2,961,710
                                                            -----------           -----------
Total                                                        94,087,240            97,151,701
Current portion                                              61,432,512            62,038,633
                                                            -----------           -----------
Long term                                                   $32,654,728           $35,113,068
                                                            ===========           ===========

Contractual maturities of marketable debt securities held to maturity at September 30, 2004 are summarized as follows:

                                                 September 30, 2004                           June 30, 2004
                                                 ------------------                           -------------
                                                                 Fair                                        Fair
                                                                Market                                      Market
                                            Cost                 Value                  Cost                 Value
                                            ----                 -----                  ----                 -----
Within one year                         $59,031,343           $58,867,471           $59,076,923           $59,127,824
One year to five years                   32,654,728            32,680,903            35,113,068            34,879,788
                                        -----------           -----------           -----------           -----------
     Total                              $91,686,071           $91,548,374           $94,189,991           $94,007,612
                                        ===========           ===========           ===========           ===========

On July 11, 2002, the Company filed a Schedule 13D with the Securities and Exchange Commission to disclose that it had, through open market purchases, acquired an ownership position of approximately 6.35% of the common stock of Celeritek, Inc. The Company's original investment in Celeritek common stock averaged $8.47 a share and totaled $6.6 million. In March 2004, the Company received a non-taxable return of capital dividend of $4.50 per share reducing the Company's basis in Celeritek to $3.97 per share. On September 30, 2004 the Company's cost basis in Celeritek totaled approximately $2.8 million. The investment had a market value of $2.4 million on September 30 and a decline of $372,201 has been recorded as a component of accumulated other comprehensive loss. The Company considers its investment in Celeritek to be temporarily impaired. If, at a future date, this decline in value is determined to be other than temporary, then the decline in value, including the amount previously charged as accumulated other comprehensive loss to shareholders' equity, would at that time be recognized as a loss in the current period income statement.

NOTE 4: Inventories

Inventories are summarized as follows:

                                         September 30, 2004      June 30, 2004
                                         ------------------      -------------

            Component parts                 $  9,519,956         $  9,136,401
            Work in process                    7,206,091            6,138,068
            Finished goods                     2,751,292            2,349,585
                                            ------------         ------------
                                            $ 19,477,339         $ 17,624,054
            Reserve for obsolescence          (1,245,738)          (1,015,999)
                                            ------------         ------------
            Net inventory                   $ 18,231,601         $ 16,608,055
                                            ============         ============

NOTE 5: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                             September 30, 2004   June 30, 2004
                                             ------------------   -------------

            Land and land improvements          $  2,219,333      $  1,874,323
            Buildings, furniture and fixtures     17,661,822        13,200,633
            Machinery and equipment               48,700,578        48,213,982
                                                ------------      ------------
                                                $ 68,581,733      $ 63,288,938
            Less accumulated depreciation

             and amortization                    (43,112,940)      (41,946,384)
                                                ------------      ------------
                                                $ 25,468,793      $ 21,342,554
                                                ============      ============

NOTE 6: Accrued Expenses

Accrued expenses consist of the following:

                                          September 30, 2004       June 30, 2004
                                          ------------------       -------------

            Compensation                      $  746,227            $1,698,411
            Commissions                          319,643               386,075
            Health insurance                     403,002               371,010
            Restructuring (note 7)                    --                32,870
            Lease buyout                              --               350,000
            Other                                291,220               254,004
                                              ----------            ----------
                                              $1,760,092            $3,092,370
                                              ==========            ==========

NOTE 7: Restructuring

The following is a rollforward of the balance of restructuring charges since the filing of the Company's Form 10-K Annual Report for the fiscal year ended June 30, 2004.

                                    Balance                                            Balance
                                    June 30,        Cash             Non-Cash        September 30,
                                     2004       Expenditures        Write-offs          2004
                                     ----       ------------        ----------          ----
            Severance              $ 32,870       $(32,870)         $      --         $      --
                                   ========       ========          =========         =========

NOTE 8: Other Liabilities

            Other liabilities consist of the following:

                                         September 30, 2004     June 30, 2004
                                         ------------------     -------------
            Deferred compensation             $542,156             $506,190
            Other                              248,622              230,784
                                              --------             --------
                                               790,778              736,974
            Less current portion               313,622              295,784
                                              --------             --------
                                              $477,156             $441,190
                                              ========             ========

NOTE 9: Discontinued Operations

On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. After completing production of the remaining customer orders under contract, during the first quarter of fiscal 2004, production ceased at Anaren Europe and the remaining net assets of that operation were liquidated through the sale of equipment via auction. The results of operations for Anaren Europe for the prior year have been classified as discontinued operations in the statement of earnings. Components of the loss from discontinued operations of Anaren Europe for the quarter ended September 30, are as follows:

                                                        2004           2003
                                                        ----           ----

            Net sales                               $        --    $   640,468
            Expenses                                         --     (1,071,524)
            Loss on sale of equipment                        --       (782,289)
                                                    -----------    -----------
            Net loss from discontinued operations   $        --    $(1,213,345)
                                                    ===========    ===========

The Company also recorded an income tax benefit of $1,800,000 related to the disposal of its Anaren Europe operations in the quarter ended September 30, 2003.

NOTE 10: Net Income (Loss) Per Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 1,314,662 and 2,137,400 at September 30, 2004 and 2003, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                                               Three Months Ended
                                                                               ------------------
                                                                                  September 30
                    Numerator:                                                2004           2003
                                                                              ----           ----
            Net income from continuing operations                         $ 1,981,164   $ 1,197,252
                                                                          ===========   ===========
            Denominator:

            Denominator for basic earnings per share:
                              Weighted average shares outstanding          20,144,447    21,757,734
                                                                          ===========   ===========
            Denominator for diluted earnings per share:
                              Weighted average shares outstanding          20,144,447    21,757,734
                              Common stock options and restricted stock       533,716       595,193
                                                                          -----------   -----------
            Weighted average shares and conversions                        20,678,163    22,352,927
                                                                          ===========   ===========

NOTE 11: Components of Net Period Benefit Costs

                                               Three Months Ended September 30
                                               -------------------------------

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
                                                  =========    =========

   Expected Pension Contributions

      Expected contributions for fiscal 2005 are $750,000.

   Estimated Future Pension Benefit Payments

      The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

      July 1, 2004 - June 30, 2005 .................................  $  365,000
      July 1, 2005 - June 30, 2006 .................................     395,000
      July 1, 2006 - June 30, 2007 .................................     405,000
      July 1, 2007 - June 30, 2008 .................................     470,000
      July 1, 2008 - June 30, 2009 .................................     480,000
      Years 2009 - 2013 ............................................   2,875,000

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                      Space &      Corporate and
                                     Wireless         Defense       Unallocated      Consolidated
                                     --------         -------       -----------      ------------
Net sales:
     Three months ended:
       September 30, 2004         $ 17,768,293       7,139,064               --      $ 24,907,357
       September 30, 2003         $ 11,526,589       6,744,084               --      $ 18,270,673

Operating income (loss):
     Three months ended:
       September 30, 2004              653,925       1,712,986               --         2,366,911
       September 30, 2003             (109,807)      1,223,055               --         1,113,248

Goodwill and intangible assets:
     September 30, 2004             31,638,755              --               --        31,638,755
     June 30, 2004                  31,959,747              --               --        31,959,747

Identifiable assets:*
       September 30, 2004           22,426,157      11,285,134      130,604,221       164,315,512
       June 30, 2004                19,681,543      10,884,864      144,956,334       175,522,741

Depreciation:**
     Three months ended:
       September 30, 2004              844,242         408,425               --         1,252,667
       September 30, 2003              563,637         434,327               --           997,964

Intangibles amortization: ***
     Three months ended:
       September 30, 2004              320,992              --               --           320,992
       September 30, 2003              124,885              --               --           124,885

      * Segment assets primarily include receivables and inventories. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable securities, other receivables, prepaid expenses, deferred income taxes, property, plant and equipment not specific to business acquisitions.

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

NOTE 13: Other Postretirement Benefits

On May 19, 2004, the FASB released FASB Staff Position No. FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Net periodic benefit costs for postretirement benefits in Note 11 above do not reflect any amount associated with the federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit because the Company was unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. We do not believe we will have to amend our plan to benefit from the Act, nor do we expect the Act to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. The following discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties. The Company's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q.

Overview

The consolidated financial statements present the financial condition of the Company as of September 30, 2004 and September 30, 2003, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2004 and 2003.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. In 2004, the Company introduced new components addressing consumer wireless applications such as wireless local area networks, Bluetooth, cellular handsets and satellite telecommunications. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Lucent Technologies, Motorola, Nokia, Nortel Networks, and Andrew and to satellite communications and defense electronics companies such as Boeing Satellite, I.T.T., Lockheed Martin, Northrup Grumman and Raytheon.

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

In July 2003, after several restructurings, the Company announced its decision to dispose of its Anaren Europe subsidiary, due to continuing low sales levels and large operating losses. This facility ceased production during the first quarter of fiscal 2004, an auction was held and all remaining equipment was sold in September 2003. This subsidiary is accounted for as a discontinued operation in the statements of earnings for the three months ended September 30, 2003.

On July 8, 2004, Teledyne Technologies Incorporated and Celeritek, Inc. jointly announced that Teledyne, through its subsidiary Teledyne Wireless, Inc., had entered into an agreement to acquire Celeritek's defense electronics business. In light of this development, the Company has determined that it no longer has an interest in acquiring the business or assets of, or engaging in any other form of business combination with, Celeritek. The shares of Celeritek Common Stock beneficially owned by Anaren will, for so long as Anaren retains such ownership be held for investment purposes and not with a view towards effectuating a business combination. As set forth in its latest Amendment to
Schedule 13D, Anaren has disposed of a portion of the Celeritek Common Stock previously held by it. Depending on the results of its ongoing evaluation of the investment in the Common Stock, prevailing market conditions, other investment opportunities, and/or other investment considerations, Anaren may dispose of some or all of its remaining holdings in privately negotiated or open market transactions, or may retain such shares for investment purposes as described in its latest Amendment to Schedule 13D. As of September 30, 2004, Anaren has disposed of 79,343 shares of Celeritek's Common Stock and still owns 697,957 shares.

On August 3, 2004, the Company acquired a 65,000 square foot building situated on approximately 12 acres in Salem, New Hampshire for a purchase price of $5.0 million. The Company commenced the move of its Amitron operation to the new facility in September 2004 and will operate the business under the name of Anaren Ceramics, Inc., a newly created wholly owned subsidiary of the Company. This newly acquired facility will provide adequate space for anticipated future growth of that business. In conjunction with the decision to move to this new facility, the Company negotiated a buyout of the remaining lease of the North Andover facility for a one-time charge of $350,000 and accelerated amortization of the leasehold improvements and lease related intangibles amounting to $250,000 recognized in the fourth quarter of fiscal 2004 and $250,000 recognized in the first quarter of fiscal 2005.

On October 26, 2004 the Company announced that in order to accelerate ceramic product growth initiatives and improve operating efficiency, it had decided to consolidate its RF Power subsidiary with the Company's Amitron subsidiary and close RF Power's facility in Bohemia, New York. This consolidation will create one organization with the depth and strength of talent and capital resources capable of achieving sustainable growth and profitability. The consolidated company, Anaren Ceramics, Inc., will operate at the Company's newly acquired Salem, NH facility, which will fully accommodate the current capacity needs of the combined entity as well as significant future growth. The Company anticipates that the transition of the RF Power operations to the Salem, NH facility will be completed by the end of the second fiscal quarter, and all severance and facility closure expenses will be incurred in that quarter. As a result, the Company expects to recognize one-time expenses for severance and facility closure costs of approximately $1.1 million or $0.04 per diluted share in the second quarter. It is anticipated that the consolidation and closure of the RF Power facility will reduce annual operating expenses by approximately $1.5 to $2.0 million, or approximately $0.05 to $0.07 per diluted share.

Results of Operations

Net sales from continuing operations for the three months ended September 30, 2004 were $24.9 million, up 36.3% from $18.3 million for the first quarter of fiscal 2004. Income from continuing operations for the first three months of fiscal 2005 was $2.0 million, or 8.0% of net sales, up $800,000 or 65.5% from income from continuing operations of $1.2 million in the first three months of fiscal 2004.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                      Three Months Ended
                                               Sept. 30, 2004    Sept. 30, 2003
                                               --------------    --------------

Net Sales                                          100.0%           100.0%

Cost of sales                                       68.3%            67.4%
                                                   -----            -----
Gross profit                                        31.7%            32.6%
                                                   -----            -----

Operating expenses:
   Marketing                                         7.1%             8.7%
   Research and development                          6.6%             7.8%
   General and administrative                        8.5%            10.0%
                                                   -----            -----
     Total operating expenses                       22.2%            26.5%
                                                   -----            -----

Operating income                                     9.5%             6.1%
                                                   -----            -----

Other income (expense):
   Interest expense                                 (0.0%)           (0.0%)
   Other, primarily interest income                  1.4%             2.6%
                                                   -----            -----
     Total other income, net                         1.4%             2.6%
                                                   -----            -----

Income from continuing operations
  before income taxes                               10.9%             8.7%
Income taxes                                         2.9%             2.1%
                                                   -----            -----
Income from continuing operations                    8.0%             6.6%
                                                   -----            -----
Discontinued operations:
   Loss from discontinued operations
     of Anaren Europe                                0.0%            (6.6%)
   Income tax benefit                                0.0%            (9.8%)
                                                   -----            -----
   Income (loss) from discontinued operations        0.0%             3.2%
                                                   -----            -----

     Net income                                      8.0%             9.8%
                                                   =====            =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                          Three Months Ended
                                             September 30
                                             ------------
                                          2004          2003
                                          ----          ----
Wireless                                $17,768       $11,527
Space and Defense                         7,139         6,744
                                        -------       -------
                                        $24,907       $18,271

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net sales. Net sales increased $6.6 million, or 36.3% to $24.9 million for the quarter ended September 30, 2004, compared to $18.3 million for the first quarter of fiscal 2004. This increase resulted from a $6.2 million rise in sales of Wireless infrastructure equipment and a $400,000 increase in sales of Space and Defense products.

The increase in sales of Wireless products, which consisted of standard components, ferrite components, and custom subassemblies for use in building wireless base station equipment, was the result of a significant increase in worldwide demand for wireless basestation components over the last twelve months. This demand generated increased orders across the entire spectrum of the Company's Wireless infrastructure products and resulted in a 58% increase in shipments of standard components and custom subassemblies and a 19% rise in shipment of ferrite products compared to the first quarter in fiscal 2004. Current Wireless product demand has declined slightly over the current first quarter. Sales levels of Wireless infrastructure products are expected to be at or below first quarter levels during the second quarter of fiscal 2005 and the percentage of sales from lower margin custom Wireless products is expected to rise during quarter two.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales in the Space and Defense group rose $400,000, or 5.9% in the first quarter of fiscal 2005 compared to the first quarter of last year. This increase consisted of a $900,000 rise in shipments of defense products, which was partially offset by a $500,000 decline in sales of Space products in the first quarter, year over year. Space and Defense quarterly shipments are expected to be between $7.0 and $7.5 million for the remainder of fiscal 2005.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the first quarter of fiscal 2005 was $7.9 million (31.7% of net sales), up $1.8 million from $6.0 million (32.6% of net sales) for the same quarter of the prior year.

The rise in gross margins in absolute dollars resulted from the 36% increase in sales volume in the first quarter of fiscal 2005 compared to the same period in 2004. Gross margins as a percent of sales declined .9% due primarily to a shift in sales mix from higher margin standard Wireless components to lower margin custom Wireless products in the current quarter compared to the first quarter last year. This product mix shift is expected to continue in the second quarter.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.8 million (7.1% of net sales) for the first quarter of fiscal 2005, up 12.1% from $1.6 million (8.7% of net sales) for the first quarter of fiscal 2004. This increase is a result of higher commission expense resulting from the sales increase and rising travel and support costs due to the higher volume of business.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $1.6 million (6.6% of net sales) in the first quarter of fiscal 2005, up 15.7% from $1.4 million (7.8% of net sales) for the first quarter of fiscal 2004. Research and development expenditures are supporting further development of Wireless infrastructure products and consumer component opportunities. Research and Development expenditures have increased in the first quarter of fiscal 2005 over first quarter fiscal 2004 levels due to the higher level of opportunities in the marketplace. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard Wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, and intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 14.1% to $2.1 million (8.5% of net sales) for the first quarter of fiscal 2005 from $1.8 million (10.0% of net sales) for the first quarter of fiscal 2004. The increase resulted primarily from a one time charge amounting to $250,000 to write-off the remaining leasehold and intangible costs associated with Amitron's North Andover facility and rising administrative costs due to Sarbanes Oxley regulation compliance.

Operating Income. Operating income increased in the first quarter of fiscal 2005 to $2.4 million (9.5% of sales) from $1.1 million (6.1% of net sales) for the first quarter of fiscal 2004. On a reporting segment basis, the Wireless operating income was $654,000 for the first quarter of fiscal 2005 an improvement of $764,000 from a Wireless operating loss of $110,000 for the first quarter of fiscal 2004. The main reason for the increase in Wireless operating income was the 54% rise in Wireless sales volume in the first quarter of fiscal 2005 over the first quarter of fiscal 2004.

Space and Defense operating income rose $500,000 in the first quarter of fiscal 2005 to $1.7 million compared to $1.2 million in the first quarter of fiscal 2004. This increase resulted from higher sales volume in the current first quarter of fiscal 2005 compared to last year and slightly higher production efficiencies in the Space and Defense group.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the first quarter of fiscal 2005 was $6,000 compared to $3,000 for the first quarter of fiscal 2004.

Other Income. Other income is primarily interest income received on invested cash balances and losses on the sale of stock and capital equipment. Other income decreased 24.6% to $353,000 (1.4% of net sales) for the quarter ended September 30, 2004, from $468,000 (2.6% of net sales) for the same quarter last year. This decrease was caused mainly by the decline in market interest rates brought about by reductions in the Federal Fund rates and a $67,000 loss on the sale of capital equipment and a $21,000 loss on the sale of shares of Celeritek common stock. Additionally, Company cash balances were reduced $19.0 million over the quarter due to the purchase of the Salem, New Hampshire facility for $4.8 million and $11.7 million to repurchase treasury shares. Interest income will fluctuate based on interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the first quarter of fiscal 2005 were $733,000 (2.9% of net sales), representing an effective tax rate of 27.0%. This compares to income tax expense of $381,000 (2.1% of net sales) for the first quarter of fiscal 2004, representing an effective tax rate of 24.1%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss.

Discontinued Operations. In July 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter of fiscal 2004, the Company ceased production at Anaren Europe and liquidated the remaining net assets of that operation. The results of operations for Anaren Europe for the prior year first quarters have been classified as discontinued operations in the statements of earnings filed as part of this Quarterly Report on form 10-Q.

Critical Accounting Policies

The methods, estimates and judgments management uses in applying the Company's most critical accounting policies have a significant impact on the results reported in the Company's financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and that require management to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical policies include: valuation of accounts receivable, which impacts general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles and long-lived assets; and accounting for income taxes, which impacts the valuation allowance and the effective tax rate. Management reviews the estimates, including, but not limited to, allowance for doubtful accounts, inventory reserves and income tax valuations on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could differ from these estimates.

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

Liquidity and Capital Resources

Net cash used in operations for the three months ended September 30, 2004 was $1.5 million. The negative cash flow from operations was due primarily to the $3.7 million rise in receivables and inventory and the $2.3 million paydown of current liabilities. Net cash provided by operations in the first quarter of fiscal 2004 was $1.4 million and was due primarily to the income before depreciation in that quarter.

Net cash used in investing activities in the first quarter of fiscal 2005 and 2004 was $2.8 million and $901,000, respectively, and consisted mainly of expenditures for capital additions, net of funds provided by the sale and maturity of marketable investments. In the first quarter of fiscal 2005, capital additions were $5.6 million, including approximately $5.0 million for the purchase and renovation of the Salem, New Hampshire manufacturing facility, and were offset by funds provided by the maturity and sale of marketable securities totaling $3.3 million. In the first quarter of fiscal 2004, capital additions amounted to $878,000.

Net cash used in financing activities was $11.6 million in the first quarter of fiscal 2005 and $3.2 million in the first quarter of last year. Cash used in the first quarter of fiscal 2005 was for the purchase of 968,195 treasury shares, while cash was used in the first quarter of fiscal 2004 for the purchase of 281,700 treasury shares, net of $173,000 received from the exercise of stock options.

During the remainder of fiscal 2005, the Company anticipates that its main cash requirements will be for additions to capital equipment and the purchase of additional treasury shares. Capital expenditures, including purchases of $5.6 million made in the first quarter, are expected to total between $7.0 and $8.0 million for fiscal 2005 and will be funded by existing cash balances.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At June 30, 2004 there was 927,000 shares remaining under the current Board repurchase authorization. On August 10, 2004, the Board increased its repurchase authorization by two million shares, and for the period July 1 through September 30, 2004, the Company repurchased an additional 968,195 shares, leaving 1,959,301 under the current authorization.

At September 30, 2004, the Company had approximately $101.5 million in cash, cash equivalents, and marketable securities. The Company has no debt, and on fiscal year basis has had positive operating cash flow for over eight years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                                  Payment Due by Period
                                                                  ---------------------
                                                        Less
                                       Total          than 1 Yr.         2-3 Yrs            4-5 Yrs         Over 5 Yrs
                                       -----          ----------         -------            -------         ----------
Contractual obligations
-----------------------
Operating leases - facilities       $4,634,140        $  618,496        $1,002,099        $  939,287        $2,074,258
Deferred compensation                  434,644            65,000           130,000           130,000           109,644

Recent Accounting Pronouncements

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

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. Such known factors include, but are not limited to: the Company's ability to timely ramp up to meet some of our customers' increased demands; unanticipated delays and/or difficulties relocating the Company's Amitron subsidiary from North Andover, Massachusetts to Salem, New Hampshire; similar unanticipated delays and/or difficulties relocating the RF Power subsidiary from Long Island to the Salem, New Hampshire facility; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to or have difficulties in successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; successfully securing new design wins from our original equipment manufacturer customers, reliance on a limited number of key component suppliers, unpredictable difficulties or delays in the development of new products; order cancellations or extended postponements; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and/or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2004 Annual Report and Anaren's Form 10-K for the fiscal year ended June 30, 2004 and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

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

As of September 30, 2004, the Company had cash, cash equivalents and marketable securities of $101.5 million, of which approximately $91.7 million consisted of highly liquid investments in marketable debt securities and $2.4 million consisted of marketable equity securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from September 30, 2004 rates, or 0.15%, would have reduced net income and cash flow by approximately $34,000, or $0.002 per share for the year. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

The Company currently owns equity investments available for sale with a market value of approximately $2.4 million. Fluctuations in market value of these securities are presently considered to be temporary and are charged to stockholders' equity monthly. A theoretical 10.0% decline in market value of these securities would result in a $240,000 reduction in stockholders' equity. In the future, if the decline in value of these securities is considered other than temporary, then the full decline in value experienced to the date of impairment will be reflected in the then current statement of earnings.

All of the Company's sales from its domestic U.S. subsidiaries to foreign customers are denominated in United States dollars and, accordingly, are not exposed to foreign currency exchange risk.

Item 4. Controls and Procedures

      1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

      2. Changes in internal controls. During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On November 10, 2003, the Board of Directors increased the number of shares of common stock that the Company was authorized to repurchase in open market or privately negotiated transactions through its previously announced stock repurchase program, up to 2,000,000. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On August 10, 2004, the Board increased its repurchase authorization by 2,000,000 shares, which when combined with the remaining shares from the prior authorization left a total authorization of 2,927,496 shares.

-----------------------------------------------------------------------------------------------------------------------
     Period                  Total Number of       Average Price Paid      Total Number of       Maximum Number (or
                            Shares (or Units)      per Share (or Unit)    Shares (or Units)      Approximate Dollar
                                Purchased                                Purchased as Part of   Value) of Shares (or
                                                                          Publicly Announced     Units) that May Yet
                                                                           Plans or Programs     Be Purchased Under
                                                                                                the Plans or Programs
-----------------------------------------------------------------------------------------------------------------------
July 2004                                 --                       --                      --                927,496
-----------------------------------------------------------------------------------------------------------------------
August 2004                          794,395                   $11.81                 794,395              2,133,101
-----------------------------------------------------------------------------------------------------------------------
September 2004                       173,800                   $12.90                 173,800              1,959,301
-----------------------------------------------------------------------------------------------------------------------
Total                                968,195                   $12.01                 968,195                     --
-----------------------------------------------------------------------------------------------------------------------

Item 6. Exhibits

      31    RULE 13a-14(a) CERTIFICATIONS

      32    SECTION 1350 CERTIFICATIONS

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Anaren, Inc.
                                         ------------
                                         (Registrant)

Date: November 3, 2004                   /s/ Lawrence A. Sala
                                         ---------------------------------------
                                         Lawrence A.Sala
                                         President & Chief Executive Officer

Date: November 3, 2004                   /s/ Joseph E. Porcello
                                         ---------------------------------------
                                         Joseph E. Porcello
                                         Vice President of Finance and Treasurer