Form 10-Q
period 2004-12-31
ANAREN  INC
filed 2005-02-07
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004
                               -----------------

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

      The number of shares of Registrant's Common Stock outstanding on February 4, 2005 was 19,613,783.

                                  ANAREN, INC.

                                      INDEX

   PART I - FINANCIAL INFORMATION                                       Page No.
   ------------------------------                                       --------

    Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets as of                       3
             December 31, 2004 and June 30, 2004 (unaudited)

             Consolidated Condensed Statements of Earnings                     4
             for the Three Months Ended December 31,
             2004 and 2003 (unaudited)

             Consolidated Condensed Statements of Earnings                     5
             for the Six Months Ended December 31,
             2004 and 2003 (unaudited)

             Consolidated Condensed Statements of Cash Flows                   6
             for the Six Months Ended December 31,
             2004 and 2003 (unaudited)

             Notes to Consolidated Condensed Financial                         7
             Statements (unaudited)

    Item 2.  Management's Discussion and Analysis                             16
             of Financial Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk       28

    Item 4.  Controls & Procedures                                            28

PART II - OTHER INFORMATION
---------------------------

    Item 2.  Unregistered sales of equity securities and use of proceed       28

    Item 4.  Submission of Matters to a Vote of Security Holders              29

    Item 6.  Exhibits                                                         29

  Officer Certifications                                                 30 - 34

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                       December 31, 2004 and June 30, 2004
                                   (Unaudited)

                                                                    December 31, 2004      June 30, 2004
                                                                    -----------------      -------------
                Assets
                ------
Current assets:
    Cash and cash equivalents                                         $ 11,571,034          $ 23,303,263
    Securities available for sale (note 3)                                      --             2,961,710
    Securities held to maturity (note 3)                                61,390,210            59,076,923
    Receivables, less allowance of $171,008
      and $145,500, respectively                                        12,967,049            13,812,853
    Inventories (note 4)                                                18,958,510            16,608,055
    Interest and other receivables                                         885,081             1,040,838
    Deferred income taxes                                                1,061,682             1,037,103
    Prepaid expenses                                                       863,998               995,590
    Other current assets                                                   267,334               230,784
                                                                      ------------          ------------
                Total current assets                                   107,964,898           119,067,119
                                                                      ------------          ------------

Securities held to maturity (note 3)                                    30,904,428            35,113,068
Property, plant and equipment, net (note 5)                             25,942,384            21,342,554
Goodwill                                                                30,715,861            30,715,861
Other intangible assets, net of accumulated amortization
    of $2,185,290 at December 31, 2004
    and $1,781,080 at June 30, 2004 (note 1)                               839,676             1,243,886
                                                                      ------------          ------------
                Total assets                                          $196,367,247          $207,482,488
                                                                      ============          ============

      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
    Accounts payable                                                  $  4,982,021          $  7,198,252
    Accrued expenses (note 6)                                            2,238,456             3,092,370
    Income taxes payable                                                 1,560,116             1,331,895
    Customer advance payments                                              274,070               411,486
    Other current liabilities (note 8)                                     332,334               295,784
                                                                      ------------          ------------
                Total current liabilities                                9,386,997            12,329,787
Deferred income taxes                                                    2,080,125             1,584,251
Postretirement benefit obligation                                        2,713,520             2,762,992
Other liabilities (note 8)                                                 513,125               441,190
                                                                      ------------          ------------
                Total liabilities                                       14,693,767            17,118,220
                                                                      ------------          ------------
Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 25,982,004 shares
       at December 31, 2004 and 25,950,704 at June 30, 2004                259,820               259,507
    Additional paid-in capital                                         171,215,409           171,165,180
    Unearned compensation                                                 (301,844)              (95,388)
    Retained earnings                                                   54,209,319            51,247,271
    Accumulated other comprehensive loss                                   167,587                41,110
                                                                      ------------          ------------
                                                                       225,550,291           222,617,680
    Less cost of 6,368,221 and 5,400,026 treasury shares
      at December 31, 2004 and June 30, 2004, respectively              43,876,811            32,253,412
                                                                      ------------          ------------
                Total stockholders' equity                             181,673,480           190,364,268
                                                                      ------------          ------------
                Total liabilities and stockholders' equity            $196,367,247          $207,482,488
                                                                      ============          ============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           December 31, 2004 and 2003
                                   (Unaudited)

                                                   Dec. 31, 2004   Dec. 31, 2003
                                                   -------------   -------------
Net sales                                           $23,650,022     $19,593,930

Cost of sales                                        16,888,850      12,952,703
                                                    -----------      ----------
      Gross profit                                    6,761,172       6,641,227
                                                    -----------      ----------

Operating expenses:
      Marketing                                       1,860,973       1,681,384
      Research and development                        1,387,105       1,133,246
      General and administrative                      2,141,752       1,863,784
      Restructuring                                     458,335              --
                                                    -----------      ----------
            Total operating expenses                  5,848,165       4,678,414
                                                    -----------      ----------

Operating income                                        913,007       1,962,813

Other income, primarily interest                        179,714         375,735
Interest expense                                         (9,837)         (1,550)
                                                    -----------      ----------

Income before income taxes                            1,082,884       2,336,998

Income tax expense                                      102,000         746,000
                                                    -----------      ----------

Net income from continuing operations               $   980,884     $ 1,590,998
                                                    -----------      ----------

Discontinued operations:
      Loss from discontinued
         operations of Anaren Europe (note 9)                --        (335,053)
                                                    -----------      ----------
Net income                                          $   980,884      $1,255,945
                                                    ===========      ==========

Basic earnings per share:
      Income from continuing operations                   $0.05          $ 0.08
      Income (loss) from discontinued operations          $  --           (0.02)
                                                          -----          ------
         Net income                                       $0.05          $ 0.06
                                                          =====          ======

Diluted earnings per share:
      Income from continuing operations                   $0.05          $ 0.07
      Income (loss) from discontinued operations          $  --           (0.01)
                                                          -----          ------
         Net income                                       $0.05          $ 0.06
                                                          =====          ======

Shares used in computing net earnings per share:
        Basic                                        19,580,182      21,123,035
                                                     ==========      ==========
        Diluted                                      20,167,087      21,887,468
                                                     ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                                Six Months Ended
                           December 31, 2004 and 2003
                                   (Unaudited)

                                                   Dec. 31, 2004   Dec. 31, 2003
                                                   -------------   -------------

Net sales                                           $48,557,379     $37,864,603

Cost of sales                                        33,905,389      25,264,481
                                                    -----------     -----------
        Gross profit                                 14,651,990      12,600,122
                                                    -----------     -----------

Operating expenses:
        Marketing                                     3,637,618       3,266,850
        Research and development                      3,032,182       2,555,028
        General and administrative                    4,243,936       3,702,183
        Restructuring                                   458,335              --
                                                    -----------     -----------
              Total operating expenses               11,372,071       9,524,061
                                                    -----------     -----------

Operating income                                      3,279,919       3,076,061
Other income, primarily interest                        532,771         843,711
Interest expense                                        (15,642)         (4,522)
                                                    -----------     -----------
Income before income taxes                            3,797,048       3,915,250

Income tax expense                                      835,000       1,127,000
                                                    -----------     -----------
Income from continuing operations                     2,962,048       2,788,250

Discontinued operations:
        Loss from discontinued operations
        of Anaren Europe (note 9)                            --      (1,548,398)

        Income tax benefit                                   --      (1,800,000)
                                                    -----------     -----------

        Net income from discontinued operations              --         251,602
                                                    -----------     -----------

Net income                                          $ 2,962,048     $ 3,039,852
                                                    ===========     ===========

Basic earnings per share:
        Income from continuing operations                 $0.15           $0.13
        Income from discontinued operations                  --            0.01
                                                          -----           -----
        Net income                                        $0.15           $0.14
                                                          =====           =====
Diluted earnings per share:
        Income from continuing operations                 $0.15           $0.13
        Income from discontinued operations                  --            0.01
                                                          -----           -----
        Net income                                        $0.15           $0.14
                                                          =====           =====
Shares used in computing net earnings per share:
        Basic                                        19,862,314      21,440,385
                                                     ==========      ==========
        Diluted                                      20,422,625      22,120,197
                                                     ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended
                           December 31, 2004 and 2003
                                   (Unaudited)

                                                                       Dec. 31, 2004      Dec. 31, 2003
                                                                       -------------      -------------
Cash flows from operating activities:
     Net income                                                        $  2,962,048       $   3,039,852
     Net income from discontinued operations                                     --             251,602
                                                                       ------------       -------------
     Net income from continuing operations                             $  2,962,048       $   2,788,250
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                                     2,502,172           1,999,534
         Amortization of intangibles                                        404,210             249,769
         Loss on sale of equipment                                           67,397                  --
         Loss on sale of securities available for sale                      342,711                  --
         Deferred income taxes                                              139,117             (89,696)
         Unearned compensation                                              113,143             143,100
         Provision for doubtful accounts                                     25,508              75,949
         Tax benefit from exercise of stock options                          13,536             137,280
         Changes in operating assets and liabilities,
           net of acquisition:
           Receivables                                                      820,296          (1,928,666)
           Inventories                                                   (2,350,455)            262,124
           Interest and other receivables                                   155,757             192,932
           Other current assets                                              95,042            (199,409)
           Refundable income taxes                                               --             876,220
           Accounts payable                                              (2,216,230)           (776,448)
           Accrued expenses                                                (853,914)            120,719
           Income taxes payable                                             228,221           1,127,683
           Customer advance payments                                       (137,416)            880,368
           Other liabilities                                                108,485               6,495
           Postretirement benefit obligation                                (49,472)            199,228
                                                                       ------------       -------------
             Net cash provided by operating activities
               from continuing operations                                 2,370,156           6,065,432
             Net cash used in operating activities from
               discontinued operations                                           --            (157,244)
                                                                       ------------       -------------
             Net cash provided by operating activities                    2,370,156           5,908,188
                                                                       ------------       -------------
Cash flows from investing activities:
     Capital expenditures                                                (7,329,399)         (1,480,144)
     Proceeds from sale of securities available for sale                  2,746,130                  --
     Proceeds from sale of equipment                                        160,000                  --
     Maturities of marketable debt securities                            49,099,454         142,295,305
     Purchase of marketable debt securities                             (47,204,097)       (126,787,000)
                                                                       ------------       -------------
             Net cash provided by (used in) investing activities
               from continuing operations                                (2,527,912)         14,028,161
             Net cash provided by investing activities from
               discontinued operations                                           --           1,493,378
                                                                       ------------       -------------
             Net cash provided by (used in) investing activities         (2,527,912)         15,521,539
                                                                       ------------       -------------
Cash flows from financing activities:
     Stock options exercised                                                 49,584             276,398
     Purchase of treasury stock                                         (11,623,399)        (19,964,325)
                                                                       ------------       -------------
             Net cash used in financing activities                      (11,573,815)        (19,687,927)
                                                                       ------------       -------------
     Effect of exchange rates                                                  (658)             37,240
             Net increase (decrease) in cash and cash equivalents       (11,732,229)          1,779,040
Cash and cash equivalents at beginning of period                         23,303,263          11,062,662
                                                                       ------------       -------------
Cash and cash equivalents at end of period                             $ 11,571,034       $  12,841,702
                                                                       ============       =============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Period For:
       Interest                                                        $     15,642       $       4,522
                                                                       ============       =============
       Income taxes                                                    $    472,389       $       2,000
                                                                       ============       =============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2005, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the six months ended December 31, 2004 and 2003 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1:     Intangible Assets

INTANGIBLE ASSETS:

Intangible assets as of December 31, 2004 and June 30, 2004 are as follows:

                                            December 31                             June 30
                                 ---------------------------------      --------------------------------
                                 Gross Carrying       Accumulated       Gross Carrying      Accumulated
                                    Amount            Amortization         Amount           Amortization
                                 --------------       ------------      --------------      ------------
Patent                             $  574,966          $  395,290         $  574,966         $  359,354
Customer Base                       1,350,000             750,000          1,350,000            637,500
Trade Name                            320,000             320,000            320,000            302,226
Non-Competition Agreements            180,000             120,000            180,000            102,000
Favorable Lease                       600,000             600,000            600,000            380,000
                                   ----------          ----------         ----------         ----------
  Total                            $3,024,966          $2,185,290         $3,024,966         $1,781,080
                                   ==========          ==========         ==========         ==========

Intangible asset amortization expense for the six month period ended December 31, 2004 and 2003 aggregated $404,210 and $249,769, respectively. Included in the amortization expense for the six months ended December 31, 2004 and fiscal year 2005 is $205,000 for acceleration of the favorable lease intangible caused by the move of the Company's Amitron facility. Amortization expense related to intangible assets for the next five years is as follows:

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

                                        Three Months Ended                  Six Months Ended
                                   ----------------------------       ----------------------------
                                   December 31      December 31       December 31      December 31
                                       2004             2003              2004              2003
                                   ----------       -----------       ----------       -----------

Net income, as reported            $  980,884       $ 1,255,946       $2,962,048       $ 3,039,852

Fair value-based stock based
Compensation cost, net of tax       1,858,491         2,317,672        3,562,741         4,393,664
                                   ----------       -----------       ----------       -----------
Pro forma net loss                 $ (877,607)      $(1,061,726)      $ (600,693)      $(1,353,812)
                                   ==========       ===========       ==========       ===========

Net income (loss) per share:
       Basic                       $     0.05       $      0.06       $     0.15       $      0.14
       Diluted                     $     0.05       $      0.06       $     0.15       $      0.14

Pro forma net loss per share:
       Pro forma basic             $    (0.04)      $     (0.05)      $    (0.03)      $     (0.06)
       Pro forma diluted           $    (0.04)      $     (0.05)      $    (0.03)      $     (0.06)

NOTE 3:     Securities

The amortized cost and fair value of securities are as follows:

                                                                      December 31, 2004
                                                -------------------------------------------------------------
                                                                   Gross            Gross
                                                 Amortized       Unrealized      Unrealized
                                                   Cost            Gains            Losses        Fair Value
                                                -----------      ----------      ----------      ------------
Securities held to maturity:
     Municipal bonds                            $44,221,640      $       --      $(157,320)      $44,064,320
     Commercial paper                             2,238,717              --             --         2,238,717
     Corporate bonds                             10,329,963              --        (41,129)       10,288,834
     Zero coupon bonds                            4,575,035              --        (19,364)        4,555,671
     Federal agency bonds                         4,929,275              --        (14,697)        4,914,578
     Tax free auction securities                 26,000,008              --             (8)       26,000,000
                                                -----------      ----------      ---------       -----------
         Total securities held to maturity      $92,294,638      $       --      $(232,518)      $92,062,120
                                                ===========      ==========      =========       ===========

                                                                          June 30, 2004
                                                  --------------------------------------------------------------
                                                                      Gross           Gross
                                                   Amortized       Unrealized      Unrealized
                                                     Cost             Gains          Losses          Fair Value
                                                  -----------      ----------      ----------       ------------

Securities available for sale:
     Common Stock                                 $ 3,088,679       $    --         $(126,969)       $ 2,961,710
         Total securities available-for-sale      $ 3,088,679       $    --         $(126,969)       $ 2,961,710

Securities held to maturity:
     Municipal bonds                              $50,770,695       $    --         $(227,638)       $50,543,057
     Commercial paper                               2,596,712            83                --          2,596,795
     Corporate bonds                                5,581,257        83,188                --          5,664,445
     Zero coupon bonds                              5,138,853            --           (21,952)         5,116,901
     Federal agency bonds                           5,052,050         9,684           (24,720)         5,037,014
     Tax free auction securities                   25,050,424            --            (1,024)        25,049,400
                                                  -----------       -------         ---------        -----------
         Total securities held to maturity        $94,189,991       $92,955         $(275,334)       $94,007,612
                                                  ===========       =======         =========        ===========

Marketable securities are summarized as follows:

                                                       December 31, 2004      June 30, 2004
                                                       -----------------      -------------

Marketable debt securities - held-to-maturity             $92,294,638          $94,189,991
Marketable equity securities - available for sale                  --            2,961,710
Total                                                      92,294,638           97,151,701
Current portion                                            61,390,210           62,038,633
                                                          -----------          -----------
Long term                                                 $30,904,428          $35,113,068
                                                          ===========          ===========

Contractual maturities of marketable debt securities held to maturity at December 31, 2004 are summarized as follows:

                              December 31, 2004              June 30, 2004
                          -------------------------    -------------------------
                                            Fair                         Fair
                                           Market                       Market
                              Cost          Value          Cost          Value
                          -----------   -----------    -----------   -----------
Within one year           $61,390,210   $61,596,604    $59,076,923   $59,127,824
One year to five years     30,904,428    30,465,516     35,113,068    34,879,788
                          -----------   -----------    -----------   -----------
     Total                $92,294,638   $92,062,120    $94,189,991   $94,007,612
                          ===========   ===========    ===========   ===========

NOTE 4:     Inventories

Inventories are summarized as follows:

                                    December 31, 2004      June 30, 2004
                                    -----------------      -------------

      Component parts                  $ 9,738,480          $ 9,136,401
      Work in process                    7,882,338            6,138,068
      Finished goods                     2,987,371            2,349,585
                                       -----------          -----------
                                       $20,608,189          $17,624,054
      Reserve for obsolescence          (1,649,679)          (1,015,999)
                                       -----------          -----------
      Net inventory                    $18,958,510          $16,608,055
                                       ===========          ===========

NOTE 5:     Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                             December 31, 2004     June 30, 2004
                                             -----------------     -------------
      Land and land improvements               $  2,208,073        $  1,874,323
      Buildings, furniture and fixtures          18,017,734          13,200,633
      Machinery and equipment                    49,795,507          48,213,982
                                               $ 70,021,314        $ 63,288,938
                                               ------------        ------------
      Less accumulated depreciation
       and amortization                         (44,078,930)        (41,946,384)
                                               ------------        ------------
                                               $ 25,942,384        $ 21,342,554
                                               ============        ============

NOTE 6:     Accrued Expenses

Accrued expenses consist of the following:

                                             December 31, 2004     June 30, 2004
                                             -----------------     -------------
      Compensation                               $1,082,962          $1,698,411
      Commissions                                   395,702             386,075
      Health insurance                              324,522             371,010
      Restructuring (note 7)                        171,110              32,870
      Lease buyout                                   45,000             350,000
      Other                                         219,160             254,004
                                                 ----------          ----------
                                                 $2,238,456          $3,092,370
                                                 ==========          ==========

NOTE 7:     Restructuring

European Operations

The following is a rollforward of the balance of restructuring charges related to operations ceased at the Company's European facility since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

                    Balance                                           Balance
                    June 30,          Cash          Non-Cash        December 31,
                      2004        Expenditures      Write-offs          2004
                    --------      ------------      ----------      ------------

Severance           $32,870         $(32,870)       $       --       $       --
                    =======         ========        ==========       ==========

RF Power Components, Inc.

On October 26, 2004 the Company announced its decision to merge its RF Power Components, Inc. operations into Anaren Ceramics. In doing so, the Company closed its Long Island facility and relocated the operation to the Anaren Ceramics New Hampshire location. All of RF Power's employees were either terminated or transferred to the New Hampshire facility. Costs associated with terminating 79 employees are included in the restructuring liability, as of December 31, 2004:

                                          Three months ended
                                          December 31, 2004
                          Balance      ------------------------      Balance
                          June 30,       Costs         Cash         December 31,
                            2004       Incurred    Expenditures         2004
                          --------     --------    ------------     ------------

Severance payments        $     --     $391,575      $(270,175)       $121,400
Outplacement services           --       66,760        (17,050)         49,710
                          --------     --------      ---------        --------
                          $     --     $458,335      $(287,225)       $171,110
                          ========     ========      =========        ========

NOTE 8:     Other Liabilities

      Other liabilities consist of the following:

                                             December 31, 2004     June 30, 2004
                                             -----------------     -------------
      Deferred compensation                      $578,126            $506,190
      Other                                       267,333             230,784
                                                 --------            --------
                                                  845,459             736,974
      Less current portion                        332,334             295,784
                                                 --------            --------
                                                 $513,125            $441,190
                                                 ========            ========

NOTE 9:     Discontinued Operations

On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. After completing production of the remaining customer orders under contract during the first quarter of fiscal 2004, production ceased at Anaren Europe and the remaining net assets of that operation were liquidated through the sale of equipment via auction. The results of operations for Anaren Europe for the prior year have been classified as discontinued operations in the statement of earnings. Components of the loss from discontinued operations of Anaren Europe for the three months and six months ended December 31 are as follows:

                                        Three Months Ended    Six Months Ended
                                             December 31        December 31
                                        ------------------   ------------------
                                         2004      2003      2004       2003
                                         ----   ---------    ----   -----------
Net sales                                $ --   $  17,861    $ --   $   658,329
Expenses                                   --    (352,914)     --    (1,424,438)
Loss on sale of equipment                  --          --      --      (782,289)
                                         ----   ---------    ----   -----------
Net loss from discontinued operations    $ --   $(335,053)   $ --   $(1,548,398)
                                         =====  ==========   ====   ===========

The Company also recorded an income tax benefit of $1,800,000 related to the disposal of its Anaren Europe operations in the quarter ended September 30, 2003.

NOTE 10:    Net Income (Loss) Per Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 2,579,938 and 2,326,210 at December 31, 2004 and 2003, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                         Three Months Ended                  Six Months Ended
                                                     ---------------------------       ---------------------------
                                                             December 31                        December 31
                                                        2004             2003             2004             2003
                                                     ----------       ----------       ----------       ----------
Numerator:

Net income from continuing operations                  $980,884       $1,255,945       $2,962,048       $3,039,852
                                                       ========       ==========       ==========       ==========
Denominator:

Denominator for basic earnings per share:
           Weighted average shares outstanding       19,580,182       21,123,035       19,862,314       21,440,385
                                                     ==========       ==========       ==========       ==========
Denominator for diluted earnings per share:
         Weighted average shares outstanding         19,580,182       21,123,035       19,862,314       21,440,385
         Common stock options
           and restricted stock                         586,905          764,433          560,311          679,812
                                                     ----------       ----------       ----------       ----------
Weighted average shares and conversions              20,167,087       21,887,468       20,422,625       22,120,197
                                                     ==========       ==========       ==========       ==========

NOTE 11:    Components of Net Period Benefit Costs

                                             Three Months Ended               Six Months Ended
                                         -------------------------       -------------------------
                                                 December 31                   December 31
                                            2004            2003            2004           2003
                                         ---------       ---------       ---------       ---------

Service cost                             $  65,712       $  53,216       $ 131,424       $ 106,432
Interest cost                              135,206         126,190         270,412         252,380
Expected return on plan assets            (134,113)       (128,259)       (268,226)       (256,259)
Amortization of prior service cost           4,560           3,774           9,120           7,548
Amortization of the net (gain) loss         27,066           4,560          54,132           9,120
                                         ---------       ---------       ---------       ---------
Net periodic benefit cost                $  98,431       $  59,481       $ 196,862       $ 119,221
                                         =========       =========       =========       =========

Expected Pension Contributions

Expected contributions for fiscal 2005 are $519,000

Estimated Future Pension Benefit Payments

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

July 1, 2004 - June 30, 2005 ...............................   $  365,000
July 1, 2005 - June 30, 2006 ...............................      395,000
July 1, 2006 - June 30, 2007 ...............................      405,000
July 1, 2007 - June 30, 2008 ...............................      470,000
July 1, 2008 - June 30, 2009 ...............................      480,000
Years 2009 - 2013 ..........................................    2,875,000

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                         Space &        Corporate and
                                       Wireless          Defense         Unallocated       Consolidated
                                       --------          -------        -------------      ------------

Net sales:
Three months ended:
       December 31, 2004             $16,006,066       $ 7,643,956      $         --       $ 23,650,022
       December 31, 2003              12,993,731         6,600,199                --         19,593,930
Six months ended:
       December 31, 2004              33,774,359        14,783,020                --         48,557,379
       December 31, 2003              24,520,321        13,344,282                --         37,864,603

Operating income (loss):
     Three months ended:
       December 31, 2004                (741,875)        1,654,882                --            913,007
       December 31, 2003                 792,486         1,170,327                --          1,962,813
     Six months ended:
       December 31, 2004                 (87,950)        3,367,869                --          3,279,919
       December 31, 2003                 682,678         2,393,383                --          3,076,061

Goodwill and intangible assets:
     December 31, 2004                31,555,537                --                --         31,555,537
     June 30, 2004                    31,959,747                --                --         31,959,747

Identifiable assets:*
       December 31, 2004              20,420,663        11,675,904       132,690,564        164,787,131
       June 30, 2004                  19,681,543        10,884,864       144,956,334        175,522,741

Depreciation:**
     Three months ended:
       December 31, 2004                 605,786           643,719                --          1,249,505
       December 31, 2003                 495,099           506,470                --          1,001,569
     Six months ended:
       December 31, 2004               1,450,027         1,052,145                --          2,502,172
       December 31, 2003               1,058,737           940,797                --          1,999,534

Intangibles amortization: ***
     Three months ended:
       December 31, 2004                  83,219                --                --             83,219
       December 31, 2003                 124,885                --                --            124,885
     Six months ended:
       December 31, 2004                 404,210                --                --            404,210
       December 31, 2003                 249,769                --                --            249,769

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

NOTE 13:    Other Postretirement Benefits

On May 19, 2004, the FASB released FASB Staff Position No. FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Net periodic benefit costs for postretirement benefits in Note 11 above do not reflect any amount associated with the federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit because the Company was unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. The Company does not believe it will have to amend its plan to benefit from the Act, nor does it expect the Act to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Overview

The consolidated financial statements present the financial condition of the Company as of December 31, 2004 and June 30, 2004, and the consolidated results of operations and cash flows of the Company for the three months and six months ended December 31, 2004 and 2003.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. In 2004, the Company introduced new components addressing consumer wireless applications such as wireless local area networks, Bluetooth, cellular handsets and satellite telecommunications. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Lucent Technologies, Motorola, Nokia, Nortel Networks, and Andrew and, to satellite communications and defense electronics companies such as Boeing Satellite, I.T.T., Lockheed Martin, Northrup Grumman and Raytheon.

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

In July 2003, after several restructurings, the Company announced its decision to dispose of its Anaren Europe subsidiary, due to continuing low sales levels and large operating losses. This facility ceased production during the first quarter of fiscal 2004, an auction was held and all remaining equipment was sold in September 2003. This subsidiary is accounted for as a discontinued operation in the statements of earnings for the three months and six months ended December 31, 2003 and 2004.

On July 8, 2004, Teledyne Technologies Inc. and Celeritek, Inc. jointly announced that Teledyne, through its subsidiary Teledyne Wireless, Inc., had entered into an agreement to acquire Celeritek's defense electronics business. In light of this development, the Company has determined that it no longer has an interest in acquiring the business or assets of, or engaging in any other form of business combination with, Celeritek. The 777,300 shares of Celeritek Common Stock beneficially owned by Anaren were disposed of during the six months ended December 31, 2004, resulting in a realized loss of $343,000.

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

On October 26, 2004 the Company announced that in order to accelerate ceramic product growth initiatives and improve operating efficiency, it had decided to consolidate its RF Power subsidiary with the Company's Amitron subsidiary and close RF Power's facility in Bohemia, New York. This consolidation will create one organization with the depth and strength of talent and capital resources capable of achieving sustainable growth and profitability. The consolidated company, Anaren Ceramics, Inc., will operate at the Company's newly acquired Salem, NH facility, which will fully accommodate the current capacity needs of the combined entity as well as significant future growth. The move of the RF Power operation to the Salem, NH facility was completed during the second quarter ended December 31, 2004. As a result of the facility closure and move, the Company recognized one-time costs of $458,335 for severance and outplacement, $91,000 for lease cancellation and closure and $300,000 for additional inventory write-downs. Additionally, the Company expects to incur further costs totaling $150,000 in the third quarter related to integrating the RF Power operation into the Anaren Ceramics operation. It is anticipated that the consolidation and closure of the RF Power facility will reduce annual operating expenses by approximately $1.5 to $2.0 million, or approximately $0.05 to $0.07 per diluted share.

Third Quarter of Fiscal 2005 Outlook

Based on current Wireless market demand and the Company's present Space and Defense order backlog, the Company expects sales for the third quarter of fiscal 2005 to range between $21.0 and $23.0 million and net income per diluted share to range between $0.07 and $0.09.

Results of Operations

Net sales from continuing operations for the second quarter ended December 31, 2004 were $23,650,000, up 21% from sales of $19,594,000 for the second quarter of last fiscal year and down $1,257,000, or 5.0% from sales of $24,907,000 for the first quarter of fiscal 2005. Operating income for the second quarter of fiscal 2005 was $913,000 or 3.9% of sales, down $1,050,000 from $1,963,000 for the second quarter of last year.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                  Three Months Ended                  Six Months Ended
                                            ------------------------------      ------------------------------
                                            Dec. 31, 2004    Dec. 31, 2003      Dec. 31, 2004    Dec. 31, 2003
                                            -------------    -------------      -------------    -------------

Net Sales                                       100.0%           100.0%             100.0%           100.0%

Cost of sales                                    71.4%            66.1%              69.8%            66.7%
                                                ------           ------             ------           ------
Gross profit                                     28.6%            33.9%              30.2%            33.3%
                                                ------           ------             ------           ------

Operating expenses:
   Marketing                                      7.9%             8.6%               7.5%             8.6%
   Research and development                       5.9%             5.8%               6.3%             6.8%
   General and administrative                     9.0%             9.5%               8.7%             9.8%
   Restructuring                                  1.9%             0.0%               0.9%             0.0%
                                                ------           ------             ------           ------
     Total operating expenses                    24.7%            23.9%              23.4%            25.2%
                                                ------           ------             ------           ------

Operating income                                  3.9%            10.0%               6.8%             8.1%
                                                ------           ------             ------           ------

Other income (expense):

     Other, primarily interest income             0.7%             1.9%               1.0%             2.2%
     Interest expense                             0.0%             0.0%               0.0%             0.0%
                                                ------           ------             ------           ------
     Total other income (expense), net            0.7%             1.9%               1.0%             2.2%
                                                ------           ------             ------           ------

Income from continuing operations
  before income taxes                             4.6%            11.9%               7.8%            10.3%
Income taxes                                      0.4%             3.8%               1.7%             3.0%
                                                ------           ------             ------           ------
Income from continuing operations                 4.2%             8.1%               6.1%             7.3%
                                                ------           ------             ------           ------
Discontinued operations:
   Income (loss) from discontinued
     operations of Anaren Europe                  0.0%            (1.7%)              0.0%            (4.1%)
   Income tax benefit                             0.0%             0.0%               0.0%            (4.8%)
                                                ------           ------             ------           ------
     Net income (loss) from
       discontinued operations                    0.0%            (1.7%)              0.0%             0.7%
                                                ------           ------             ------           ------

   Net income                                     4.2%             6.4%               6.1%             8.0%
                                                ======           ======             ======           ======

Income from continuing operations for the second quarter of fiscal 2005 was $981,000, down $610,000, or 38.3% from income from continuing operations of $1,591,000 for the second quarter last year.

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                             Three Months Ended         Six Months Ended
                            --------------------      --------------------
                                 December 31               December 31
                            --------------------      --------------------
                              2004         2003         2004         2003
                            -------      -------      -------      -------
Wireless                    $16,006      $12,994      $33,774      $24,521
Space and Defense             7,644        6,600       14,783       13,344
                            -------      -------      -------      -------
     Total                  $23,650      $19,594      $48,557      $37,865
                            =======      =======      =======      =======

Discontinued Operations. In July 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter of fiscal 2004, the Company ceased production at Anaren Europe and liquidated the remaining net assets of that operation. The results of operations for Anaren Europe for the prior year second quarter has been classified as discontinued operations in the statements of earnings filed as part of this Quarterly Report on form 10-Q.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Net sales. Net sales increased $4.1 million or 21% to $23.7 million for the second quarter ended December 31, 2004 compared to $19.6 million for the second quarter of last fiscal year. This increase resulted from a $3.0 million rise in sales of Wireless infrastructure products and a $1.1 million increase in sales of Space and Defense products.

The increase in the sales of Wireless products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless basestation equipment, was the result of an increase in worldwide demand for wireless basestation components over the last fifteen months, and production shipments of a new custom subassembly product for Nokia.

Wireless product sales rose $3.0 million, or 23%, in the second quarter of fiscal 2005 compared to the second quarter last year, due mainly to a $4.6 million increase in shipments of custom assembly products, of which $4.2 million represented shipments to Nokia under a new contract which first entered production in the fourth quarter of last fiscal year. This increase in custom wireless product sales was off-set by a $1.6 million decline in sales of standard and ferrite wireless components in this current second quarter compared to the same quarter last year which has resulted from a slowing of demand for these products over the last six months. Current Wireless product demand for standard and ferrite components has continued to soften over the last three months and sales levels of all wireless infrastructure products, including custom subassemblies, are expected to be at or below second quarter levels for the remainder of fiscal 2005.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales in the Space and Defense group rose $1.0 million, or 16% in the second quarter of fiscal 2005 compared to the second quarter of last year. This increase consisted of a $2.1 million rise in shipments of defense products, which was partially offset by a $1.1 million decline in sales of Space products in the first quarter, year over year. Defense product shipments are rising due to the increased level of new defense business booked in fiscal 2004 which is currently entering production. Defense product bookings in fiscal 2004 were $37.7 million resulting in a book to bill ratio of 1.4 to 1.0. Space and Defense quarterly shipments are expected to be between $7.5 and $8.0 million for the remainder of fiscal 2005.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the second quarter of fiscal 2005 was $6.8 million (28.6% of net sales), up $120,000 from $6.6 million (33.9% of net sales) for the same quarter of the prior year.

The rise in gross margins in absolute dollars resulted from the 21% increase in sales volume in the second quarter of fiscal 2005 compared to the same period in 2004. Gross margins as a percent of sales declined 530 basis points due to a continuing shift in sales mix from higher margin standard Wireless components to lower margin custom Wireless products in the current quarter compared to the second quarter last year, as well as a one-time $300,000 writedown of inventory at RF Power in conjunction with the shut down of the Bohemia, NY facility and the operation relocation to Salem, NH.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.9 million (7.9% of net sales) for the second quarter of fiscal 2005, up 10.7% from $1.7 million (8.6% of net sales) for the second quarter of fiscal 2004. This increase is a result of higher commission expense resulting from the sales increase and rising travel and support costs due to the higher volume of business in the current year.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $1.4 million (5.9% of net sales) in the second quarter of fiscal 2005, up 22.4% from $1.1 million (5.8% of net sales) for the second quarter of fiscal 2004. Research and development expenditures are supporting further development of Wireless infrastructure products and consumer component opportunities. Research and Development expenditures have increased in the second quarter of fiscal 2005 over second quarter fiscal 2004 levels due to the higher level of opportunities in the marketplace. Although quarterly research and development expenditures are expected to fluctuate based on customer funded engineering requirements in our Space and Defense group, the Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard Wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, and intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 14.9% to $2.1 million (9.0% of net sales) for the second quarter of fiscal 2005 from $1.9 million (9.5% of net sales) for the second quarter of fiscal 2004. The increase resulted primarily from a one time charge to recognize the cost of buying out the RF Power Bohemia, NY facility lease and moving the operation to Salem, NH, as well as, rising administrative costs related to Sarbanes Oxley regulation compliance.

Restructuring. Restructuring cost which consisted of wages, health insurance, payroll taxes and outplacement costs were $458,000 in the second quarter. These costs were related to the termination of 79 people in conjunction with the closure of the RF Power Bohemia, NY facility and the move of that operation to Salem, NH.

Operating Income. Operating income declined in the second quarter of fiscal 2005 to $913,000 (3.9% of sales) from $2.0 million (10.0% of net sales) for the second quarter of fiscal 2004. On a reporting segment basis, the Wireless operating loss was $(742,000) for the second quarter of fiscal 2005, a decrease of $1.5 million from a Wireless operating income of $792,000 for the second quarter of fiscal 2004. Wireless operating income fell in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 due to the $850,000 in one-time charges for severance, lease cancellation and inventory write-downs associated with the facility closure and move of the RF Power operation to Salem, NH. Additionally, during the second quarter of fiscal 2005 sales of higher margin standard wireless components continued to fall, dropping over $1.1 million, further negatively impacting Wireless gross and operating margins.

Space and Defense operating income rose $485,000 in the second quarter of fiscal 2005 to $1.7 million compared to $1.2 million in the second quarter of fiscal 2004. This increase resulted from higher sales volume in the current second quarter of fiscal 2005 compared to last year and slightly higher production efficiencies in the Space and Defense group.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the second quarter of fiscal 2005 was $10,000 compared to $2,000 for the second quarter of fiscal 2004.

Other Income. Other income is primarily interest income received on invested cash balances, rental income and losses on the sale of securities available for sale and capital equipment. Other income decreased 52% to $180,000 (0.7% of net sales) for the quarter ended December 31, 2004, from $376,000 (1.9% of net sales) for the same quarter last year. This decrease was caused mainly by a $67,000 loss on the sale of capital equipment and a $321,000 loss on the sale of shares of Celeritek common stock during the second quarter, which were was partially offset by higher interest rates and $66,000 in rental income. Additionally, Company cash balances were reduced by $19.0 million at the beginning of the quarter due to the purchase of the Salem, NH facility for $4.8 million and $11.7 million used to repurchase treasury shares in the first quarter. Interest income will fluctuate based on interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the second quarter of fiscal 2005 were $102,000 (0.4% of net sales), representing an effective tax rate of 9.4%. This compares to income tax expense of $746,000 (3.8% of net sales) for the second quarter of fiscal 2004, representing an effective tax rate of 31.9%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. During the second quarter, the Company reduced its expected annual tax rate for fiscal 2005 to approximately 22%, from 27%, based on lower expected income levels for the 2005 fiscal year, resulting in the lower effective rate in the second quarter.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31,
2003.

Net Sales. Net sales increased $10.7 million or 28%, to $48.6 million for the six months ended December 31, 2004 compared to $37.9 million for the first half of last fiscal year. This increase resulted from a $9.3 million rise in Wireless infrastructure equipment sales and $1.4 million increase in sales of Space and Defense products.

The increase in sales of Wireless products was the result of a rise in worldwide demand for base station components during fiscal 2004, and was further bolstered by shipments to Nokia of a new custom subassembly.

Wireless product sales rose $9.2 million, or 28%, in the first half of fiscal 2005 compared to the first half of last year, due to a $6.4 million increase in shipments of custom subassembly products of which, through six months, $6.3 million represented shipments to Nokia under a new production contract which is expected to generate between $7.0 and $10.0 million in revenue on an annual basis. Additionally, shipments of standard Wireless components rose $2.8 million during the first six months, with large increases in the first quarter which were subsequently offset by declines in second quarter related to the softening in market demand for these products beginning in September 2004. Current market demand for standard components and custom subassemblies remains soft and sales levels of all Wireless infrastructure products are expected to remain at or below current second quarter levels for the remainder of fiscal 2005.

Sales of Space and Defense products rose $1.4 million, or 11% in the first half of fiscal 2005 compared to the first half of the previous fiscal year. This increase consisted of a $3.0 million rise in sales of defense products, which was partially off-set by a $1.6 million decline in Space product shipments during the first six months of the current fiscal year compared to the same period in fiscal 2004. Defense product sales are increasing due to the higher level of new defense business booked by the Company in fiscal 2004, which is now starting to enter production. Defense product bookings in fiscal 2004 were $37.7 million resulting in a book-to-bill ratio of 1.4 to 1.0.

Gross Profit. Gross profit in the first half of fiscal 2005 was $14.7 million (30.2% of net sales), up $2.1 million from $12.6 million (33.3% of net sales) for the first six months of the prior year. The $2.1 million rise in gross profit resulted from the 28% increase in sales volume in the first half of fiscal 2005 compared to the same period in fiscal 2004. Gross margin as a percent of sales declined 3.1percentage points due to a change in sales mix from higher margin standard Wireless component products to lower margin custom Wireless products in the first six months of fiscal 2005, compared to the first half of last year. Additionally, margins were eroded by a one-time write-down of inventory at RF Power in conjunction with the closure of the Bohemia, NY facility and the relocation of that operation to Salem, NH.

Marketing. Marketing expenses increased 11.4% to $3.6 million (7.5% of net sales) for the first six months of fiscal 2005 from $3.3 million (8.6% of net sales) for the first half of last year. This increase is a result of higher commission expense caused by the sales increase and rising travel and support costs due to the higher level of business. Research and development expenses were $3.0 million (6.3% of net sales) in the first half of fiscal 2005, up 18.7% from $2.6 million (6.8% of net sales) for the first half of fiscal 2004. Research and development expenditures are supporting further development of Wireless infrastructure products and consumer components opportunities. Research and Development expenditures have increased in the first half of fiscal 2005 over fiscal 2004 expenditures due to the higher level of opportunities in the marketplace. Although research and development expenditures are expected to fluctuate based on customer funded engineering requirements in our Space and Defense group, the Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless products.

General and Administrative. General and administrative expenses increased 14.6% to $4.2 million (8.7% of net sales) for the first half of fiscal 2005 from $3.7 million (9.8% of net sales) for the first half of fiscal 2004. The increase resulted primarily from one time charges to recognize the cost of buying out the RF Power and the Amitron leases and moving both operations to Salem, NH, writing-off certain Amitron lease intangibles, and rising administrative costs related to Sarbanes Oxley regulation compliance.

Restructuring. Restructuring costs which consisted of wages, health insurance, payroll taxes and outplacement costs were $458,000 in the first six months of fiscal 2005. These costs were related to the termination of 79 people in conjunction with the closure of RF Power's facility and the move of that operation to Salem, NH.

Operating Income. Operating income increased in the first half of fiscal 2005 to $3.3 million (6.8% of net sales) from $3.1 million (8.1% of net sales) for the first half of fiscal 2004. On a reporting segment basis, the Wireless operating loss was $(88,000) for the first half of fiscal 2005, a decline of $771,000 from Wireless operating income of $683,000 for the first half of last fiscal year.

Wireless operating income fell in the first six months of fiscal 2005 compared to the same period in fiscal 2004 due to the $850,000 of one-time charges related to the facility closure and move of the RF Power operation to Salem, NH and the $250,000 first quarter accelerated write-off of certain Amitron lease intangibles.

Space and Defense operating income rose $1.0 million in the first half of fiscal 2005 to $3.4 million compared to $2.4 million in the first half of last fiscal year. This increase resulted from the higher sales volume in fiscal 2005 compared to fiscal 2004 and better production efficiencies within the Space and Defense group.

Interest Expenses. The Company does not have any long term debt and interest expenses represents interest paid on a deferred obligation. Interest expense for the first half of fiscal 2005 was $16,000 (0.0% of net sales) compared to $5,000 (0.0% of net sales) for the first half of fiscal 2004.

Other Income. Other income decreased 37% to $533,000 (1.0% of net sales) for the six month ended December 31, 2004, from $844,000 (2.2% of net sales) for the same period last year. This decrease was caused mainly by a $67,000 loss on the sale of capital equipment and a $343,000 loss on the sale of shares of Celeritek common stock. Additionally, Company cash balances were reduced $19.0 million over the six months due to the purchase of the Salem, NH facility for $4.8 million and $11.7 million used to repurchase treasury shares. Interest income will fluctuate based on interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the first half of fiscal 2005 were $835,000 (1.7% of net sales), representing an effective tax rate of 22%. This compares to tax expense of $1.1 million (3.0% of net sales) for the first half of fiscal 2004, representing an effective tax rate of 28.8%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The decrease in the effective tax rate in fiscal 2005 compared to fiscal 2004 resulted from higher estimated foreign sales tax benefits due to a rise in expected foreign export sales levels this year.

Discontinued Operation. In July 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter of fiscal 2004, the Company ceased production at Anaren Europe and liquidated the remaining net assets of that operation. The results of operations for Anaren Europe for the prior year six months has been classified as discontinued operations in the statements of earnings filed as part of this Quarterly Report on form 10-Q.

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

Intangible assets with estimable useful lives are amortized over those estimated useful lives.

Long-lived assets with estimated useful lives are depreciated to their residual values over those useful lives on a straight line basis. Long-lived assets are tested for impairment at the group level, which is usually an economic unit such as a manufacturing facility or department, which has a measurable economic output or product. Long-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and exceeds its fair market value. This circumstance exists if the carrying amount of the assets in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by the discounted cash flow or in the case of negative cash flow, an independent market appraisal of the asset.

Goodwill, generally, is tested annually, or sooner if indicators of impairment exist, for impairment by the Company at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired (the fair value of the reporting unit is less than the carrying amount), the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill and, if it is less, the Company would then recognize an impairment loss.

The projection of future cash flows for the goodwill impairment analysis requires significant judgments and estimates with respect to future revenues related to the assets and the future cash flows related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in changes in this assessment and result in an impairment charge. The use of different assumptions could increase or decrease the related impairment charge.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended December 31, 2004 was $2.4 million. The positive cash flow from operations was due primarily to income before depreciation and amortization for the period coupled with a $1.0 million decline in trade and other receivables which off-set a $2.4 million increase in inventory and a $2.8 million pay down of current liabilities. Net cash provided by operations in the first half of fiscal 2004 was $5.9 million and was due primarily to the income before depreciation in that period and a $1.5 million decline in current liabilities.

Net cash used in, or provided by, investing activities consists of funds used to purchase capital equipment, proceeds from the sale of investments and funds used or provided by the net purchase or maturity of marketable debt securities. Capital expenditures were $7.3 million and $1.5 million in the first half of fiscal 2005 and fiscal 2004, respectively, with the large increase in 2005 resulting from a $5.0 million expenditure to purchase and renovate a new facility in Salem, NH. Additionally, in fiscal 2005, $2.7 million was generated by the sale of the Company's investment in Celeritek, Inc. common stock and $1.9 million was generated by the net maturities of marketable securities, while in fiscal 2004, $15.5 million was produced by the maturity of marketable securities and $1.5 million was generated in discontinued operations in Europe through the auction sale of capital equipment.

Net cash used in financing activities in the first half of fiscal 2005 and 2004 was $11.6 million and $19.7, respectively. The Company used $11.6 million in the first half of fiscal 2005 to purchase 968,195 treasury shares, while cash used in the first half of fiscal 2004 to purchase 1,437,100 treasury shares was $20.0 million, and cash generated by the exercise of stock options was $276,000.

During the remainder of fiscal 2005, the Company anticipates that its main cash requirements will be for additions to capital equipment and the purchase of additional treasury shares. Capital expenditures, including purchases of $7.3 million made in the first six months, are expected to total between $8.0 and $8.5 million for fiscal 2005 and will be funded by existing cash balances.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At June 30, 2004 there was 927,000 shares remaining under the current Board repurchase authorization. On August 10, 2004, the Board increased its repurchase authorization by two million shares, and for the period July 1 through December 31, 2004, the Company repurchased an additional 968,195 shares, leaving 1,959,301 under the current authorization.

At December 31, 2004, the Company had approximately $104.0 million in cash, cash equivalents, and marketable securities. The Company has no debt, and on a fiscal year basis has had positive operating cash flow for over eight years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                             Payment Due by Period
                                                             ---------------------
                                                     Less
                                     Total         than 1 Yr.        2-3 Yrs         4-5 Yrs       Over 5 Yrs
                                     -----         ----------        -------         -------       ----------
Contractual obligations
-----------------------
Operating leases - facilities      $4,694,109       $545,657       $1,005,685      $1,005,685      $2,137,082
Deferred compensation                 424,537         65,000          130,000         130,000          99,537
Pension plan contributions            382,196        382,196             --              --              --

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

In December 2004, the FASB published Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Statement 123 (revised 2004) requires registrants to recognize the cost of share-based payments, including previously issued share-based payments, in the income statement and is effective for awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. Statement 123 (revised 2004) is effective for the Company's 2006 fiscal year and the Company is currently evaluating the expected impact on its financial statements.

In November 2004, the FASB published Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 amends the guidance in Chapter 4, "Inventory Pricing" of ARB No. 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges. Statement 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Statement 151 is effective for the Company's 2006 fiscal year and is not expected to have a material impact on the Company's financial statements.

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. Such known factors include, but are not limited to: the Company's ability to timely ramp up to meet some of our customers' increased demands; unanticipated difficulties combining the Company's Amitron and RF Power subsidiaries in the Company's Salem, New Hampshire facility; unanticipated loss of engineering and other technical resources; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to or have difficulties in successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; successfully securing new design wins from our original equipment manufacturer customers, reliance on a limited number of key component suppliers, unpredictable difficulties or delays in the development of new products; order cancellations or extended postponements; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and/or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2004 Annual Report and Anaren's Form 10-K for the fiscal year ended June 30, 2004 and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on

Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

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

As of December 31, 2004, the Company had cash, cash equivalents and marketable securities of $104.0 million, all of which consisted of highly liquid investments in marketable debt. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from December 31, 2004 rates, or 0.15%, would have reduced net income and cash flow by approximately $39,000, or $0.002 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

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

Part II. Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 10, 2004, the Board of Directors increased the number of shares of common stock that the Company was authorized to repurchase in open market or by privately negotiated transactions through its previously announced stock repurchase program, by 2,000,000 shares. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. At December 31, 2004, 1,959,301 shares remained authorized for purchase.

----------------------------------------------------------------------------------------------------------------------
         Period              Total Number of      Average Price Paid       Total Number of       Maximum Number (or
                            Shares (or Units)    per Share (or Unit)      Shares (or Units)      Approximate Dollar
                                Purchased                               Purchased as Part of    Value) of Shares (or
                                                                         Publicly Announced      Units) that May Yet
                                                                          Plans or Programs      Be Purchased Under
                                                                                                the Plans or Programs
----------------------------------------------------------------------------------------------------------------------
October 2004                               --                     --                      --                1,959,301
----------------------------------------------------------------------------------------------------------------------
November 2004                              --                     --                      --                1,959,301
----------------------------------------------------------------------------------------------------------------------
December 2004                              --                     --                      --                1,959,301
----------------------------------------------------------------------------------------------------------------------
Total                                      --                     --                      --                       --
----------------------------------------------------------------------------------------------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company's Annual Shareholders' meeting was held on November 4, 2004, at which time the election of Directors was conducted. The following named individuals were nominated and re-elected as Directors.

                                          Votes             Votes
                                           For             Withheld
                                          -----            --------
            Herbert I. Corkin          16,958,558         1,414,339
            Matthew S. Robison         17,005,065         1,367,832

            Messrs. Corkin and Robison were elected to terms expiring in 2007. The terms of Directors Lawrence A. Sala, Dale F. Eck, Carl W. Gerst, James G. Gould, and Dr. David Wilemon continued after the meeting.

            Additionally, a proposal to amend and restate the Company's existing equity compensation plans to establish a single comprehensive long-term plan was approved by a vote of 13,292,700 for and 235,136 withheld.

            Additionally, the selection of KPMG LLP was approved as the Company's independent registered public accounting firm for fiscal 2005 was ratified by a vote of 18,148,837 for and 222,079 withheld.

Item 6.     Exhibits

            31    RULE 13a-14(a) CERTIFICATIONS

            32    SECTION 1350 CERTIFICATIONS

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Anaren, Inc.
                                         ------------
                                         (Registrant)

Date: February 7, 2005                   S/ Lawrence A. Sala
                                         ---------------------------------------
                                         Lawrence A.Sala
                                         President & Chief Executive Officer

Date: February 7, 2005                   S/ Joseph E. Porcello
                                         ---------------------------------------
                                         Joseph E. Porcello
                                         Vice President of Finance and Treasurer