Form 10-Q
period 2005-03-31
ANAREN  INC
filed 2005-05-09
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission file number 0-6620

                                  ANAREN, INC.
             (Exact name of registrant as specified in its Charter)

               New York                                           16-0928561
               --------                                           ----------
      (State of incorporation)                                 (I.R.S Employer
      6635 Kirkville Road                                    Identification No.)

      East Syracuse, New York                                       13057
      -----------------------                                       -----
      (Address of principal                                       (Zip Code)
      executive offices)

Registrant's telephone number, including area code: 315-432-8909

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No - --

      The number of shares of Registrant's Common Stock outstanding on May 5, 2005 was 18,695,706.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

    Item 1. Financial Statements

            Consolidated Condensed Balance Sheets as of                     3
            March 31, 2005 and June 30, 2004 (unaudited)

            Consolidated Condensed Statements of Earnings                   4
            for the Three Months Ended March 31,
            2005 and 2004 (unaudited)

            Consolidated Condensed Statements of Earnings                   5
            for the Nine Months Ended March 31,
            2005 and 2004 (unaudited)

            Consolidated Condensed Statements of Cash Flows                 6
            for the Nine Months Ended March 31,
            2005 and 2004 (unaudited)

            Notes to Consolidated Condensed Financial                       7
            Statements (unaudited)

    Item 2. Management's Discussion and Analysis                           16
            of Financial Condition and Results of Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk     28

    Item 4. Controls & Procedures 28

PART II - OTHER INFORMATION
---------------------------

    Item 2. Unregistered Sales of Equity Securities and
            Use of Proceeds                                                28

    Item 6. Exhibits 29

  Officer Certifications                                                 30 - 34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                        March 31, 2005 and June 30, 2004
                                   (Unaudited)

                Assets                                           March 31, 2005   June 30, 2004
                ------                                           --------------   -------------
Current assets:
    Cash and cash equivalents                                    $  11,051,577    $  23,303,263
    Securities available for sale (note 3)                                  --        2,961,710
    Securities held to maturity (note 3)                            61,451,299       59,076,923
    Receivables, less allowance of $229,624
      in 2005 and $145,500 in 2004                                  12,944,976       13,812,853
    Inventories (note 4)                                            19,719,987       16,608,055
    Interest and other receivables                                     934,560        1,040,838
    Deferred income taxes                                            1,061,683        1,037,103
    Prepaid expenses                                                   741,956          995,590
    Other current assets                                               286,045          230,784
                                                                 -------------    -------------
                Total current assets                               108,192,083      119,067,119
                                                                 -------------    -------------

Securities held to maturity (note 3)                                23,540,851       35,113,068
Property, plant and equipment, net (note 5)                         25,424,907       21,342,554
Goodwill                                                            30,715,861       30,715,861
Other intangible assets, net of accumulated amortization
    of $2,268,507 at March 31, 2005
    and $1,781,080 at June 30, 2004 (note 1)                           756,459        1,243,886
                                                                 -------------    -------------
                Total assets                                     $ 188,630,161    $ 207,482,488
                                                                 =============    =============

  Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                             $   4,889,872    $   7,198,252
    Accrued expenses (note 6)                                        2,215,325        3,092,370
    Income taxes payable                                             1,650,248        1,331,895
    Customer advance payments                                            3,950          411,486
    Other current liabilities (note 8)                                 351,048          295,784
                                                                 -------------    -------------
                Total current liabilities                            9,110,443       12,329,787
Deferred income taxes                                                2,130,126        1,584,251
Postretirement benefit obligation                                    2,498,389        2,762,992
Other liabilities (note 8)                                             549,095          441,190
                                                                 -------------    -------------
                Total liabilities                                   14,288,053       17,118,220
                                                                 -------------    -------------
Stockholders' equity:

    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 26,064,204 shares
       at March 31, 2005 and 25,950,704 at June 30, 2004               260,642          259,507
    Additional paid-in capital                                     171,274,294      171,165,180
    Unearned compensation                                             (275,212)         (95,388)
    Retained earnings                                               56,069,849       51,247,271
    Accumulated other comprehensive income                             166,094           41,110
                                                                 -------------    -------------
                                                                   227,495,667      222,617,680
    Less cost of 7,101,558 and 5,400,026 treasury shares
      at March 31, 2005 and June 30, 2004, respectively             53,153,559       32,253,412
                                                                 -------------    -------------
                Total stockholders' equity                         174,342,108      190,364,268
                                                                 -------------    -------------
                Total liabilities and stockholders' equity       $ 188,630,161    $ 207,482,488
                                                                 =============    =============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                             March 31, 2005 and 2004
                                   (Unaudited)

                                                                March 31, 2005          March 31, 2004
                                                                --------------          --------------
Net sales                                                        $ 21,783,418           $ 22,387,222
Cost of sales                                                      14,630,770             14,473,285
                                                                 ------------           ------------
        Gross profit                                                7,152,648              7,913,937
                                                                 ------------           ------------

Operating expenses:
        Marketing                                                   1,513,274              1,714,075
        Research and development                                    1,635,048              1,394,269
        General and administrative                                  2,256,819              2,068,795
                                                                 ------------           ------------
              Total operating expenses                              5,405,141              5,177,139
                                                                 ------------           ------------

Operating income                                                    1,747,507              2,736,798

Other income, primarily interest                                      558,166                367,526
Interest expense                                                       (6,143)                (2,997)
                                                                 ------------           ------------

Income before income taxes                                          2,299,530              3,101,327

Income tax expense                                                    439,000                879,000
                                                                 ------------           ------------

Net income from continuing operations                            $  1,860,530           $  2,222,327
                                                                 ------------           ============

Discontinued operations:
        Income (loss) from discontinued
          operations of Anaren Europe (note 9)                             --                 38,579
                                                                 ------------           ------------
Net income                                                       $  1,860,530           $  2,260,906
                                                                 ============           ============
Basic earnings per share:
        Income from continuing operations                        $       0.10           $       0.11
        Income (loss) from discontinued operations                       0.00                   0.00
                                                                 ------------           ------------
          Net income                                             $       0.10           $       0.11
                                                                 ============           ============
Diluted earnings per share:
        Income from continuing operations                        $       0.09           $       0.10
        Income (loss) from discontinued operations                       0.00                   0.00
                                                                 ------------           ------------
          Net income                                             $       0.09           $       0.10
                                                                 ============           ============

Shares used in computing net earnings per share:

        Basic                                                      19,336,007             20,565,218
                                                                 ============           ============
        Diluted                                                    19,801,542             21,556,951
                                                                 ============           ============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                                Nine Months Ended
                             March 31, 2005 and 2004
                                   (Unaudited)

                                                            Mar. 31, 2005             Mar. 31, 2004
                                                            -------------             -------------
Net sales                                                    $ 70,340,797              $ 60,251,825

Cost of sales                                                  48,536,159                39,737,766
                                                             ------------              ------------
        Gross profit                                           21,804,638                20,514,059
                                                             ------------              ------------

Operating expenses:
        Marketing                                               5,150,892                 4,980,925
        Research and development                                4,667,230                 3,949,297
        General and administrative                              6,500,755                 5,770,978
        Restructuring                                             458,335                        --
                                                             ------------              ------------
              Total operating expenses                         16,777,212                14,701,200
                                                             ------------              ------------

Operating income                                                5,027,426                 5,812,859
Other income, primarily interest                                1,090,937                 1,211,237
Interest expense                                                  (21,785)                   (7,519)
                                                             ------------              ------------
Income before income taxes                                      6,096,578                 7,016,577

Income tax expense                                              1,274,000                 2,006,000
                                                             ------------              ------------
Income from continuing operations                               4,822,578                 5,010,577

Discontinued operations:
        Loss from discontinued operations
        of Anaren Europe (note 9)                                      --                (1,509,819)

        Income tax benefit                                             --                (1,800,000)
                                                             ------------              ------------

        Net income from discontinued operations                        --                   290,181
                                                             ------------              ------------

Net income                                                   $  4,822,578              $  5,300,758
                                                             ============              ============

Basic earnings per share:
        Income from continuing operations                    $       0.24              $       0.24
        Income from discontinued operations                            --                      0.01
                                                             ------------              ------------
        Net income                                           $       0.24              $       0.25
                                                             ============              ============
Diluted earnings per share:
        Income from continuing operations                    $       0.24              $       0.23
        Income from discontinued operations                            --                      0.01
                                                             ------------              ------------
        Net income                                           $       0.24              $       0.24
                                                             ============              ============
Shares used in computing net earnings per share:
        Basic                                                  19,689,024                21,150,784
                                                             ============              ============
        Diluted                                                20,217,742                21,934,570
                                                             ============              ============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                                Nine Months Ended
                             March 31, 2005 and 2004
                                   (Unaudited)

Cash flows from operating activities:                                  Mar. 31, 2005           Mar. 31, 2004
                                                                       -------------           -------------
     Net income                                                        $   4,822,578           $   5,300,758
     Net income from discontinued operations                                      --                 290,181
                                                                       -------------           -------------
     Net income from continuing operations                             $   4,822,578           $   5,010,577
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                                      3,676,678               3,070,731
         Impairment loss                                                     272,118                      --
         Amortization of intangibles                                         487,427                 374,653
         Loss on sale of equipment                                            67,397                      --
         Loss on sale of securities available for sale                       342,711                      --
         Deferred income taxes                                               218,337                  (1,796)
         Unearned compensation                                                39,077                 214,650
         Provision for doubtful accounts                                      84,124                 127,506
         Tax benefit from exercise of stock options                           13,536                 797,537
         Changes in operating assets and liabilities:
           Receivables                                                       783,753              (4,468,390)
           Inventories                                                    (3,111,932)                328,001
           Interest and other receivables                                    106,278                (160,418)
           Other current assets                                              198,372                  (9,276)
           Refundable income taxes                                                --                 876,220
           Accounts payable                                               (2,308,380)              2,234,678
           Accrued expenses                                                 (877,045)                630,455
           Income taxes payable                                              318,353               1,130,984
           Customer advance payments                                        (407,536)                631,339
           Other liabilities                                                 163,169                   9,632
           Postretirement benefit obligation                                (264,603)                  8,039
                                                                       -------------           -------------
             Net cash provided by operating activities
               from continuing operations                                  4,624,412              10,805,122
             Net cash used in operating activities from
               discontinued operations                                            --                (405,018)
                                                                       -------------           -------------
             Net cash provided by operating activities                     4,624,412              10,400,104
                                                                       -------------           -------------
Cash flows from investing activities:
     Capital expenditures                                                 (8,258,546)             (2,651,864)
     Proceeds from sale of securities available for sale                   2,746,130                      --
     Proceeds from sale of equipment                                         160,000               3,497,850
     Maturities of marketable debt securities                             89,422,942             167,816,623
     Purchase of marketable debt securities                              (80,225,097)           (151,545,000)
                                                                       -------------           -------------
             Net cash provided by investing activities
               from continuing operations                                  3,845,429              17,117,609
             Net cash provided by investing activities from
               discontinued operations                                            --               1,493,378
                                                                       -------------           -------------
             Net cash provided by investing activities                     3,845,429              18,610,987
                                                                       -------------           -------------
Cash flows from financing activities:
     Stock options exercised                                                 180,771               1,497,527
     Purchase of treasury stock                                          (20,900,147)            (19,964,325)
                                                                       -------------           -------------
             Net cash used in financing activities                       (20,719,376)            (18,466,798)
                                                                       -------------           -------------
     Effect of exchange rates                                                 (2,151)                 55,570
             Net increase (decrease) in cash and cash equivalents        (12,251,686)             10,599,863
Cash and cash equivalents at beginning of period                          23,303,263              11,062,662
                                                                       -------------           -------------
Cash and cash equivalents at end of period                             $  11,051,577           $  21,662,525
                                                                       =============           =============
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Period For:

       Interest                                                        $      21,785           $       7,519
                                                                       =============           =============
       Income taxes                                                    $     742,036           $     127,859
                                                                       =============           =============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The results of operations for the nine months ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2005, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the nine months ended March 31, 2005 and 2004 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Intangible Assets

INTANGIBLE ASSETS:

Intangible assets as of March 31, 2005 and June 30, 2004 are as follows:

                                                  March 31                                 June 30
                                    ----------------------------------        ----------------------------------
                                    Gross Carrying        Accumulated         Gross Carrying        Accumulated
                                        Amount            Amortization            Amount            Amortization
                                    --------------        ------------        --------------        ------------
Patent                               $  574,966           $  413,257           $  574,966           $  359,354
Customer Base                         1,350,000              806,250            1,350,000              637,500
Trade Name                              320,000              320,000              320,000              302,226
Non-Competition Agreements              180,000              129,000              180,000              102,000
Favorable Lease                         600,000              600,000              600,000              380,000
                                     ----------           ----------           ----------           ----------
  Total                              $3,024,966           $2,268,507           $3,024,966           $1,781,080
                                     ==========           ==========           ==========           ==========

Intangible asset amortization expense for the nine month period ended March 31, 2005 and 2004 aggregated $487,427 and $374,653, respectively. Included in the amortization expense for the nine months ended March 31, 2005 and fiscal year 2005 is $205,000 for acceleration of the favorable lease intangible caused by the move of the Company's Amitron facility. Amortization expense related to intangible assets for the next five years is as follows:

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

                                               Three Months Ended                            Nine Months Ended
                                       -----------------------------------         -----------------------------------
                                          March 31             March 31               March 31             March 31
                                           2005                  2004                  2005                  2004
                                       -------------         -------------         -------------         -------------
Net income, as reported                $   1,860,530         $   2,260,906         $   4,822,578         $   5,300,758

Fair value-based stock based
Compensation cost, net of tax              1,862,920             2,317,672             5,588,760             6,711,336
                                       -------------         -------------         -------------         -------------
Pro forma net loss                     $      (2,390)        $     (56,766)        $    (766,182)        $  (1,410,578)
                                       =============         =============         =============         =============

Net income (loss) per share:
       Basic                           $        0.10         $        0.11         $        0.24         $        0.25
       Diluted                         $        0.09         $        0.10         $        0.24         $        0.24

Pro forma net loss per share:
       Pro forma basic                 $        0.00         $        0.00         $       (0.04)        $       (0.07)
       Pro forma diluted               $        0.00         $        0.00         $       (0.04)        $       (0.06)

NOTE 3: Securities

The amortized cost and fair value of securities are as follows:

                                                                        March 31, 2005
                                                                        --------------
                                                                        Gross                Gross
                                                    Amortized         Unrealized           Unrealized
                                                      Cost               Gains                Losses          Fair Value
                                                   -----------       ---------------       -----------        -----------
Securities held to maturity:
     Municipal bonds                               $38,025,106       $            --       $  (276,539)       $37,748,567
     Commercial paper                                3,038,994                    --                --          3,038,994
     Corporate bonds                                11,755,671                    --           (69,625)        11,686,046
     Zero coupon bonds                               4,592,496                    --           (19,102)         4,573,394
     Federal agency bonds                            4,279,883                    --           (38,911)         4,240,972
     Tax free auction securities                    23,300,000                    --                --         23,300,000
                                                   -----------       ---------------       -----------        -----------
         Total securities held to maturity         $84,992,150       $            --       $  (404,177)       $84,587,973
                                                   ===========       ===============       ===========        ===========

                                                                         June 30, 2004
                                                                         -------------
                                                                         Gross              Gross
                                                      Amortized        Unrealized        Unrealized
                                                         Cost             Gains             Losses          Fair Value
                                                     -----------       -----------       -----------        -----------
Securities available for sale:
     Common Stock                                    $ 3,088,679       $        --       $  (126,969)       $ 2,961,710
                                                     -----------       -----------       -----------        -----------
         Total securities available-for-sale         $ 3,088,679       $        --       $  (126,969)       $ 2,961,710
                                                     ===========       ===========       ===========        ===========

Securities held to maturity:
     Municipal bonds                                 $50,770,695       $        --       $  (227,638)       $50,543,057
     Commercial paper                                  2,596,712                83                --          2,596,795
     Corporate bonds                                   5,581,257            83,188                --          5,664,445
     Zero coupon bonds                                 5,138,853                --           (21,952)         5,116,901
     Federal agency bonds                              5,052,050             9,684           (24,720)         5,037,014
     Tax free auction securities                      25,050,424                --            (1,024)        25,049,400
                                                     -----------       -----------       -----------        -----------
         Total securities held to maturity           $94,189,991       $    92,955       $  (275,334)       $94,007,612
                                                     ===========       ===========       ===========        ===========

Marketable securities are summarized as follows:

                                                              March 31, 2005            June 30, 2004
                                                              --------------            -------------
Marketable debt securities - held-to-maturity                  $84,992,150               $94,189,991
Marketable equity securities - available for sale                       --                 2,961,710
                                                               -----------               -----------
Total                                                           84,992,150                97,151,701
Current portion                                                 61,451,299                62,038,633
                                                               -----------               -----------
Long term                                                      $23,540,851               $35,113,068
                                                               ===========               ===========

Contractual maturities of marketable debt securities held to maturity at March 31, 2005 are summarized as follows:

                                                        March 31, 2005                             June 30, 2004
                                                        --------------                             -------------
                                                                       Fair                                        Fair
                                                                       Market                                      Market
                                                 Cost                  Value                 Cost                  Value
                                              -----------           -----------           -----------           -----------
Within one year                               $61,451,299           $61,287,242           $59,076,923           $59,127,824
One year to five years                         23,540,851            23,300,731            35,113,068            34,879,788
                                              -----------           -----------           -----------           -----------
     Total                                    $84,992,150           $84,587,973           $94,189,991           $94,007,612
                                              ===========           ===========           ===========           ===========

NOTE 4: Inventories

Inventories are summarized as follows:

                                           March 31, 2005        June 30, 2004
                                           --------------        -------------

            Component parts                 $ 10,303,219         $  9,136,401
            Work in process                    8,342,524            6,138,068
            Finished goods                     2,567,753            2,349,585
                                            ------------         ------------
                                            $ 21,213,496         $ 17,624,054
            Reserve for obsolescence          (1,493,509)          (1,015,999)
                                            ------------         ------------
            Net inventory                   $ 19,719,987         $ 16,608,055
                                            ============         ============

NOTE 5: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                               March 31, 2005      June 30, 2004
                                               --------------      ------------

            Land and land improvements          $  2,207,823       $  1,874,323
            Buildings, furniture and fixtures     17,111,898         13,200,633
            Machinery and equipment               50,934,729         48,213,982
                                                ------------       ------------
                                                $ 70,254,450       $ 63,288,938
            Less accumulated depreciation

             and amortization                    (44,829,543)       (41,946,384)
                                                ------------       ------------
                                                $ 25,424,907       $ 21,342,554
                                                ============       ============

NOTE 6:             Accrued Expenses

Accrued expenses consist of the following:

                                            March 31, 2005         June 30, 2004
                                            --------------         -------------

            Compensation                      $1,122,771            $1,698,411
            Commissions                          651,661               386,075
            Health insurance                     339,517               371,010
            Restructuring (note 7)                29,863                32,870
            Lease buyout                              --               350,000
            Other                                 71,513               254,004
                                              ----------            ----------
                                              $2,215,325            $3,092,370
                                              ==========            ==========

NOTE 7: Restructuring

European Operations

The following is a rollforward of the balance of restructuring charges related to operations ceased at the Company's European facility since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

                       Balance                                          Balance
                       June 30,          Cash           Non-Cash       March 31,
                         2004         Expenditures     Write-offs        2005
                       --------       ------------     ----------      ---------
Severance              $32,870         $(32,870)       $      --       $     --
                       =======         =========       =========       ========

RF Power Components, Inc.

On October 26, 2004 the Company announced its decision to merge its RF Power Components, Inc. operations into Anaren Ceramics. In doing so, the Company closed its Long Island facility and relocated the operation to the Anaren Ceramics New Hampshire location. All of RF Power's employees were either terminated or transferred to the New Hampshire facility. Costs associated with terminating 79 employees are included in the restructuring liability, as of March 31, 2005:

                                           Balance             Nine months ended March 31, 2005            Balance
                                           June 30,              Costs                 Cash                March 31,
                                             2004              Incurred             Expenditures             2005
                                          ---------            ---------             ---------             ---------
Severance payments                        $      --            $ 391,575             $(361,712)            $  29,863
Outplacement services                            --               66,760               (66,760)                   --
                                          ---------            ---------             ---------             ---------
                                          $      --            $ 458,335             $(428,472)            $  29,863
                                          =========            =========             =========             =========

NOTE 8: Other Liabilities

      Other liabilities consist of the following:

                                                March 31, 2005     June 30, 2004
                                                --------------     -------------

            Deferred compensation                  $614,095           $506,190
            Other                                   286,048            230,784
                                                   --------           --------
                                                    900,143            736,974
            Less current portion                    351,048            295,784
                                                   --------           --------
                                                   $549,095           $441,190
                                                   ========           ========

NOTE 9: Discontinued Operations

On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. After completing production of the remaining customer orders under contract during the first quarter of fiscal 2004, production ceased at Anaren Europe and the remaining net assets of that operation were liquidated through the sale of equipment via auction. The results of operations for Anaren Europe for the prior year have been classified as discontinued operations in the statement of earnings. Components of the loss from discontinued operations of Anaren Europe for the three months and nine months ended March 31 are as follows:

                                                                  Three Months Ended               Nine Months Ended
                                                               -------------------------       -------------------------
                                                                       March 31                       March 31
                                                                 2005           2004             2005            2004
                                                               -------       -----------       -------       -----------
      Net sales                                                $    --       $        --       $    --       $   675,340
      Income (Expenses)                                             --            38,579            --        (1,402,870)
      Loss on sale of equipment                                     --                --            --          (782,289)
                                                               -------       -----------       -------       -----------
      Net loss from discontinued operations                    $    --       $    38,579       $    --       $(1,509,819)
                                                               =======       ===========       =======       ===========

The Company also recorded an income tax benefit of $1,800,000 related to the disposal of its Anaren Europe operations in the quarter ended September 30, 2003.

NOTE 10: Net Income (Loss) Per Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 2,579,938 and 2,326,210 at March 31, 2005 and 2004, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                            Three Months Ended                  Nine Months Ended
                                                       -----------------------------       -----------------------------
                                                                  March 31                           March 31
Numerator:                                                 2005             2004               2005             2004
                                                       -----------       -----------       -----------       -----------
Net income from continuing operations                  $ 1,860,530       $ 2,260,906       $ 4,822,578       $ 5,300,758
                                                       ===========       ===========       ===========       ===========
Denominator:

Denominator for basic earnings per share:

           Weighted average shares outstanding          19,336,007        20,565,218        19,689,024        21,150,784
                                                       ===========       ===========       ===========       ===========
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding            19,336,007        20,565,218        19,689,024        21,150,784
         Common stock options
           and restricted stock                            465,535           991,733           528,718           783,786
                                                       -----------       -----------       -----------       -----------
Weighted average shares and conversions                 19,801,542        21,556,951        20,217,742        21,934,570
                                                       ===========       ===========       ===========       ===========

NOTE 11: Components of Net Period Benefit Costs

                                                        Three Months Ended                       Nine Months Ended
                                                   -----------------------------           -----------------------------
                                                              March 31                                March 31
                                                      2005                2004                2005                2004
                                                   ---------           ---------           ---------           ---------
Service cost                                       $  61,825           $  65,712           $ 185,475           $ 197,136
Interest cost                                        141,090             135,206             423,270             405,618
Expected return on plan assets                      (156,687)           (134,113)           (470,060)           (402,339)
Amortization of prior service cost                     2,623               4,560               7,868              13,680
Amortization of the net (gain) loss                   12,414              27,066              37,242              81,198
                                                   ---------           ---------           ---------           ---------
Net periodic benefit cost                          $  61,265           $  98,431           $ 183,795           $ 295,293
                                                   =========           =========           =========           =========

Expected Pension Contributions

Expected contributions for fiscal 2005 are $519,000.

Estimated Future Pension Benefit Payments

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

July 1, 2004 - June 30, 2005 .............................     $  365,000
July 1, 2005 - June 30, 2006 .............................        395,000
July 1, 2006 - June 30, 2007 .............................        405,000
July 1, 2007 - June 30, 2008 .............................        470,000
July 1, 2008 - June 30, 2009 .............................        480,000
Years 2009 - 2013 ........................................      2,875,000

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                    Space &            Corporate and
                                              Wireless              Defense             Unallocated       Consolidated
                                            ------------          -----------          -------------      -------------
Net sales:
Three months ended:
       March 31, 2005                       $ 14,155,895            7,627,523                   --         $ 21,783,418
       March 31, 2004                       $ 15,505,871            6,881,351                   --         $ 22,387,222
Nine months ended:
       March 31, 2005                       $ 47,930,254           22,410,543                   --         $ 70,340,797
       March 31, 2004                       $ 40,026,192           20,225,633                   --         $ 60,251,825

Operating income (loss):
     Three months ended:
       March 31, 2005                            482,772            1,264,735                   --            1,747,507
       March 31, 2004                          1,908,628              828,170                   --            2,736,798
     Nine months ended:
       March 31, 2005                            394,802            4,632,623                   --            5,027,426
       March 31, 2004                          2,757,935            3,054,924                   --            5,812,859

Goodwill and intangible assets:
     March 31, 2005                           31,472,320                   --                   --           31,472,320
     June 30, 2004                            31,959,747                   --                   --           31,959,747

Identifiable assets:*
       March 31, 2005                         18,685,707           14,256,484          124,215,650          157,157,841
       June 30, 2004                          19,681,543           10,884,864          144,956,334          175,522,741

Depreciation:**
     Three months ended:
       March 31, 2005                            673,888              500,618                   --            1,174,506
       March 31, 2004                            532,393              538,805                   --            1,071,198
     Nine months ended:
       March 31, 2005                          2,223,986            1,452,692                   --            3,676,678
       March 31, 2004                          1,591,128            1,479,603                   --            3,070,731

Intangibles amortization: ***
     Three months ended:
       March 31, 2005                             83,217                   --                   --               83,217
       March 31, 2004                            124,885                   --                   --              124,885
     Nine months ended:
       March 31, 2005                            487,427                   --                   --              487,427
       March 31, 2004                            374,653                   --                   --              374,653

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

Overview

The consolidated financial statements present the financial condition of the Company as of March 31, 2005 and June 30, 2004, and the consolidated results of operations and cash flows of the Company for the three months and nine months ended March 31, 2005 and 2004.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. In 2004, the Company began introducing new components addressing consumer wireless applications such as wireless local area networks, Bluetooth, cellular handsets and satellite telecommunications. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Lucent Technologies, Motorola, Nokia, Nortel Networks, and Andrew and, to satellite communications and defense electronics companies such as Boeing Satellite, I.T.T., Lockheed Martin, Northrup Grumman and Raytheon.

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

In July 2003, after several restructurings, the Company announced its decision to dispose of its Anaren Europe subsidiary, due to continuing low sales levels and large operating losses. This facility ceased production during the first quarter of fiscal 2004, an auction was held and all remaining equipment was sold in September 2003. This subsidiary is accounted for as a discontinued operation in the statements of earnings for the three months and nine months ended March 31, 2005 and 2004.

On July 8, 2004, Teledyne Technologies Inc. and Celeritek, Inc. jointly announced that Teledyne, through its subsidiary Teledyne Wireless, Inc., had entered into an agreement to acquire Celeritek's defense electronics business. In light of this development, the Company had determined that it no longer had an interest in acquiring the business or assets of, or engaging in any other form of business combination with, Celeritek. The 777,300 shares of Celeritek Common Stock beneficially owned by Anaren were disposed of during the six months ended December 31, 2004, resulting in a realized loss of $343,000.

On August 3, 2004, the Company acquired a 65,000 square foot building situated on approximately 12 acres in Salem, New Hampshire for a purchase price of $5.0 million. The Company commenced the move of its Amitron operation to the new facility in September 2004 and is operating the business under the name of Anaren Ceramics, Inc., a newly created wholly owned subsidiary of the Company. This newly acquired facility will provide adequate space for anticipated future growth of that business. In conjunction with the decision to move to this new facility, the Company negotiated a buyout of the remaining lease of the North Andover facility for a one-time charge of $350,000 and accelerated amortization of the leasehold improvements and lease related intangibles amounting to $250,000 recognized in the fourth quarter of fiscal 2004 and $250,000 recognized in the first quarter of fiscal 2005.

On October 26, 2004 the Company announced that in order to accelerate ceramic product growth initiatives and improve operating efficiency, it had decided to consolidate its RF Power subsidiary with the Company's Amitron subsidiary and close RF Power's facility in Bohemia, New York. The consolidated company, Anaren Ceramics, Inc., operates at the Company's newly acquired Salem, NH facility, which will fully accommodate the current capacity needs of the combined entity as well as significant future growth. The move of the RF Power operation to the Salem, NH facility was completed during the second quarter ended December 31, 2004. As a result of the facility closure and move, the Company recognized consolidation costs of $458,335 for severance and outplacement, $91,000 for lease cancellation and $300,000 for additional inventory write-downs during the second quarter. Additionally, the Company incurred further consolidation costs totaling approximately $397,000, including equipment write-downs of $272,000, in the third quarter related to integrating the RF Power operation into the Anaren Ceramics operation. It is anticipated that the consolidation and closure of the RF Power facility will reduce annual operating expenses by approximately $1.5 to $2.0 million, or approximately $0.05 to $0.07 per diluted share.

Fourth Quarter of Fiscal 2005 Outlook

Based on current Wireless market demand and the Company's present Space and Defense order backlog, the Company expects sales for the fourth quarter of fiscal 2005 to range between $20.0 and $22.0 million and net income per diluted share to range between $0.08 and $0.10.

Results of Operations

Net sales from continuing operations for the third quarter ended March 31, 2005 were $21,783,000, down 3% from sales of $22,387,000 for the third quarter of last fiscal year and down $1,867,000, or 7.9% from sales of $23,650,000 for the second quarter of fiscal 2005. Operating income for the third quarter of fiscal 2005 was $1,748,000 or 8.0% of sales, down $989,000 from $2,737,000 for the third quarter of fiscal 2004.

Income from continuing operations for the third quarter of fiscal 2005 was $1,861,000, down $361,000, or 16.2% from income from continuing operations of $2,222,000 for the third quarter last year.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                       Three Months Ended                 Nine Months Ended
                                                Mar. 31, 2005     Mar. 31, 2004     Mar. 31, 2005      Mar. 31, 2004
                                                -------------     -------------     -------------      -------------
Net Sales                                           100.0%           100.0%             100.0%             100.0%

Cost of sales                                        67.2%            64.7%              69.0%              66.0%
                                                    -----            -----              -----              -----
Gross profit                                         32.8%            35.3%              31.0%              34.0%
                                                    -----            -----              -----              -----
Operating expenses:
   Marketing                                          6.9%             7.7%               7.3%               8.3%
   Research and development                           7.5%             6.2%               6.6%               6.5%
   General and administrative                        10.4%             9.2%               9.3%               9.6%
   Restructuring                                      0.0%             0.0%               0.7%               0.0%
                                                    -----            -----              -----              -----
     Total operating expenses                        24.8%            23.1%              23.9%              24.4%
                                                    -----            -----              -----              -----

Operating income                                      8.0%            12.2%               7.1%               9.6%
                                                    -----            -----              -----              -----
Other income (expense):

     Other, primarily interest income                 2.5%             1.6%               1.6%               2.0%
     Interest expense                                 0.0%             0.0%               0.0%               0.0%
                                                    -----            -----              -----              -----
     Total other income (expense), net                2.5%             1.6%               1.6%               2.0%
                                                    -----            -----              -----              -----
Income from continuing operations
  before income taxes                                10.5%            13.8%               8.7%              11.6%
Income taxes                                          2.0%             3.9%               1.8%               3.3%
                                                    -----            -----              -----              -----
Income from continuing operations                     8.5%             9.9%               6.9%               8.3%
                                                    -----            -----              -----              -----
Discontinued operations:
   Income (loss) from discontinued
     operations of Anaren Europe                      0.0%             0.2%               0.0%              (2.5%)
   Income tax benefit                                 0.0%             0.0%               0.0%              (3.0%)
                                                    -----            -----              -----              -----
     Net income (loss) from
       discontinued operations                        0.0%             0.2%               0.0%               0.5%
                                                    -----            -----              -----              -----

   Net income                                         8.5%            10.1%               6.9%               8.8%
                                                    =====            =====              =====              =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                   Three Months Ended         Nine Months Ended
                                  --------------------      --------------------
                                        March 31                   March 31
                                  --------------------      --------------------
                                    2005         2004         2005         2004
                                  -------      -------      -------      -------
Wireless                          $14,156      $15,506      $47,930      $40,026
Space and Defense                   7,628        6,881       22,411       20,226
                                  -------      -------      -------      -------
     Total                        $21,784      $22,387      $70,341      $60,252
                                  =======      =======      =======      =======

Discontinued Operations. In July 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter of fiscal 2004, the Company ceased production at Anaren Europe and liquidated the remaining net assets of that operation. The results of operations for Anaren Europe for the prior year third quarter and first nine months have been classified as discontinued operations in the statements of earnings filed as part of this Quarterly Report on form 10-Q.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net sales. Net sales decreased $603,000, or 2.7%, to $21.8 million for the third quarter ended March 31, 2005 compared to $22.4 million for the third quarter of fiscal 2004. This decline resulted from a $1.4 million drop in shipments of Wireless infrastructure products in the current third quarter, which was partially off-set by a $747,000 increase in sales of Space and Defense products.

The decrease in sales of Wireless products, which consist of standard components, ferrite components and custom subassemblies for use in building Wireless basestation equipment, was a result of a decline in customer demand during the third quarter for standard Wireless components compared to the third quarter of last year.

Wireless product sales fell $1.4 million, or 8.7%, in the third quarter of fiscal 2005 compared to the same quarter last year, due to a $1.5 million, or 13.5% decline in shipments of standard Wireless components. Revitalized demand for and sales of standard Wireless components peaked in the third and fourth quarters of fiscal 2004 and has fallen back to current levels in fiscal 2005. The Company feels that these sales levels for standard Wireless components should continue for the remainder of the current fiscal year.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales in the Space and Defense group rose $747,000, or 10.9% in the third quarter of fiscal 2005 compared to the third quarter of last year. This increase consisted of a $2.5 million rise in shipments of defense products, which was partially offset by a $1.8 million decline in sales of Space products. Defense product shipments are rising due to the increased level of new defense business booked in fiscal 2004 which is currently entering production. Defense product bookings in fiscal 2004 were $37.7 million resulting in a book to bill ratio of 1.4 to 1.0. Space and Defense quarterly shipments are expected to be between $7.5 and $8.0 million for the remainder of fiscal 2005.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the third quarter of fiscal 2005 was $7.2 million (32.8% of net sales), down $761,000 from $7.9 million (35.3% of net sales) for the same quarter of the prior year.

The decline in gross margin in both absolute dollars and as a percent of sales resulted from the 3% decline in sales volume in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and a continuing shift in Wireless product mix. While not as severe as the first six months of fiscal 2005, Wireless product sales in the third quarter of fiscal 2005 continued to show a shift in sales mix from higher margin standard Wireless components to lower margin custom Wireless products compared to the third quarter of last year.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses.

Marketing expenses were $1.5 million (6.9% of net sales) for the third quarter of fiscal 2005, down 11.7% from $1.7 million (7.7% of net sales) for the third quarter of fiscal 2004. This decrease resulted from cost saving realized through the merging of the RF Power and Amitron operations into Anaren Ceramics during December 2004, as well as lower commission expense due to lower sales volume and a decline in expected advertising expenditures in the current third quarter compared to the third quarter of last year.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $1.6 million (7.5% of net sales) in the third quarter of fiscal 2005, up 17.3% from $1.4 million (6.2% of net sales) for the third quarter of fiscal 2004. Research and development expenditures are supporting further development of Wireless infrastructure products and consumer component opportunities. Research and Development expenditures have increased in the third quarter of fiscal 2005 over third quarter fiscal 2004 levels due to the higher level of opportunities in the marketplace which the Company has responded to by adding new product development engineering personnel over the last nine months. Although quarterly research and development expenditures are expected to fluctuate based on customer funded engineering requirements in our Space and Defense group, the Company does not expect to reduce its current research and development efforts and is presently working on a number of new Defense and Wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 9.0% to $2.3 million (10.4% of net sales) for the third quarter of fiscal 2005 from $2.1 million (9.2% of net sales) for the third quarter of fiscal 2004. This increase resulted from further consolidation charges of $397,000 in the current quarter, including a charge of $272,000 to write-down certain RF Power custom automated equipment and escalating administrative costs associated with complying with Sarbanes-Oxley 404 regulations. This increase was partially offset by quarterly cost savings realized from the merging of the Company's RF Power and Amitron operations into Anaren Ceramics in December 2004.

Operating Income. Operating income declined in the third quarter of fiscal 2005 to $1.7 million (8.0% of sales) from $2.7 million (12.2% of net sales) for the third quarter of fiscal 2004. On a reporting segment basis, Wireless operating income was $483,000 for the third quarter of fiscal 2005, compared to operating income of $1.9 million for the third quarter of fiscal 2004. Wireless operating income fell in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 due to the overall $1.4 million decline in Wireless sales and the continuing decline in sales levels of standard Wireless components. Higher margin standard Wireless components sales fell $1.5 million in the current third quarter compared to the third quarter last year, negatively impacting Wireless gross and operating margins. Additionally, Wireless operating income was further depressed by $397,000 of Anaren Ceramics consolidation charges in the current quarter.

Space and Defense operating income rose $437,000 in the third quarter of fiscal 2005 to $1.3 million compared to $828,000 in the third quarter of fiscal 2004. This increase resulted from higher sales volume in the current third quarter of fiscal 2005 compared to last year and better production efficiencies in the Space and Defense group.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the third quarter of fiscal 2005 was $6,000 compared to $3,000 for the third quarter of fiscal 2004.

Other Income. Other income is primarily interest income received on invested cash balances, rental income and losses on the sale of securities available for sale and capital equipment. Other income increased 52% to $558,000 (2.5% of net sales) for the quarter ended March 31, 2005 from $368,000 (1.6% of net sales) for the same quarter last year. This increase was caused by the significant increase in market interest rates over the last twelve months and the addition of $66,000 in quarterly rental income from the Company's new Salem, N.H. property. Other income will fluctuate based on market interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the third quarter of fiscal 2005 were $439,000 (2.0% of net sales), representing an effective tax rate of 19.4%. This compares to income tax expense of $879,000 (3.9% of net sales) for the third quarter of fiscal 2004, representing an effective tax rate of 28.3%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The Company is experiencing a lower effective tax rate in fiscal 2005 compared to 2004 due to increased foreign sales which are generating higher tax credits in the current fiscal year.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004.

Net Sales. Net sales increased $10.1 million or 16.7% to $70.3 million for the nine months ended March 31, 2005 compared to $60.3 million for the first nine months of last fiscal year. This increase resulted from a $7.9 million rise in Wireless infrastructure component and subassembly sales and $2.2 million increase in sales of Space and Defense products.

The increase in sales of Wireless products was the result of a rise in worldwide demand for base station components beginning in the second half of fiscal 2004, and was further bolstered by shipments to Nokia under a new custom subassembly contract. Wireless product sales rose $7.9 million, or 19.7%, in the nine months of fiscal 2005 compared to the first nine months of last year, due to a $6.5 million increase in shipments of custom subassembly products, which included $8.2 million in shipments to Nokia under a new production contract. Additionally, shipments of standard Wireless components rose $1.4 million during the first nine months, with a large increase in the first quarter of fiscal 2005 which was subsequently offset by declines in the second and third quarters related to the softening in market demand for these products beginning in September 2004. Current market demand for standard components and custom subassemblies is expected to remain at current third quarter levels for the fourth quarter of fiscal 2005.

Sales of Space and Defense products rose $2.2 million, or 10.8% in the first nine months of fiscal 2005 compared to the first three quarters of the previous fiscal year. This increase consisted of a $5.5 million rise in sales of defense products, which was partially off-set by a $3.3 million decline in Space product shipments during the current fiscal year compared to the same period in fiscal 2004. Defense product sales are increasing due to the higher level of new defense business booked by the Company in fiscal 2004 and 2005, which is now starting to enter production. Defense product bookings in fiscal 2004 were $37.7 million and in fiscal 2005 have amounted to $28.2 million through March 31st.

Gross Profit. Gross profit in the first nine months of fiscal 2005 was $21.8 million (31.0% of net sales), up $1.3 million from $20.5 million (34.0% of net sales) for the first nine months of the prior year. The $1.3 million rise in gross profit resulted from the 16.7% increase in sales volume in the first nine months of fiscal 2005, compared to the same period in fiscal 2004. Gross margin as a percent of sales declined 3.0 percentage points due to a change in sales mix from higher margin standard Wireless component products to lower margin custom Wireless products in the first nine months of fiscal 2005, compared to the first nine months of last year. Additionally, margins were eroded by a one-time write-down of inventory at RF Power in conjunction with the closure of the Bohemia, NY facility and the relocation of that operation to Salem, NH in the second quarter of fiscal 2005.

Marketing. Marketing expenses increased 3.4% to $5.2 million (7.3% of net sales) for the first nine months of fiscal 2005 from $5.0 million (8.3% of net sales) for the first nine months of last year. This increase is a result of higher commission expense caused by the sales increase and rising travel and support costs due to the higher level of business.

Research and development expenses were $4.7 million (6.6% of net sales) in the first nine months of fiscal 2005, up 18.1% from $3.9 million (6.5% of net sales) for the first nine months of fiscal 2004. Research and development expenditures are supporting further development of Wireless infrastructure products and consumer components opportunities. Research and Development expenditures have increased in the first nine months of fiscal 2005 over fiscal 2004 expenditures due to the higher level of opportunities in the marketplace. Although research and development expenditures are expected to fluctuate based on customer funded engineering requirements in our Space and Defense group, the Company does not expect to reduce its current research and development efforts and is presently working on a number of new Defense and Wireless products.

General and Administrative. General and administrative expenses increased 12.6% to $6.5 million (9.3% of net sales) for the first nine months of fiscal 2005 from $5.8 million (9.6% of net sales) for the first nine months of fiscal 2004. The increase resulted primarily from one time charges to recognize the cost of buying out the RF Power and the Amitron leases, moving both operations to Salem, NH, writing-off certain Amitron lease intangibles and RF Power fixed assets, and rising administrative costs related to Sarbanes-Oxley 404 regulation compliance.

Restructuring. Restructuring costs which consisted of wages, health insurance, payroll taxes and outplacement costs were $458,000 in the first nine months of fiscal 2005. These costs were related to the termination of 79 people in conjunction with the closure of RF Power's facility and the move of that operation to Salem, NH in December 2004.

Operating Income. Operating income decreased in the first nine months of fiscal 2005 to $5.0 million (7.1% of net sales) from $5.8 million (9.6% of net sales) for the first nine months of fiscal 2004. On a reporting segment basis, Wireless operating income was $395,000 for the first nine months of fiscal 2005, a decline of $1.5 million from Wireless operating income of $1.9 million for the first nine months of last fiscal year.

Wireless operating income fell in the first nine months of fiscal 2005 compared to the same period in fiscal 2004 due to the $1.2 million of consolidation charges related to the facility closure and move of the RF Power operation to Salem, NH, and the additional $250,000 first quarter accelerated write-off of certain Amitron lease intangibles. Additionally, sales of higher margin standard Wireless components fell $1.5 million in the first nine months of fiscal 2005 compared to fiscal 2004, further negatively impacting Wireless operating margins.

Space and Defense operating income rose $1.5 million in the first nine months of fiscal 2005 to $4.6 million compared to $3.1 million in the first nine months of last fiscal year. This increase resulted from the higher sales volume in fiscal 2005 compared to fiscal 2004 and better production efficiencies within the Space and Defense group in the current fiscal year.

Other Income. Other income decreased 10% to $1.1 million (1.6% of net sales) for the nine months ended March 31, 2005 from $1.2 million (2.0% of net sales) for the same period last year. This decrease was caused mainly by a $67,000 loss on the sale of capital equipment and a $343,000 loss on the sale of shares of Celeritek common stock. Additionally, Company cash balances were reduced $24.0 million over the nine months due to the purchase of the Salem, NH facility for $5.0 million and $20.9 million used to repurchase treasury shares. The decrease in other income caused by the loss on Celeritek stock and sale of equipment was partially offset by higher interest rates resulting in an increase in interest income of approximately $115,000 in the first nine months of fiscal 2005 compared to the same period in fiscal 2004. Interest income will fluctuate based on interest rates and the level of investable cash balances.

Interest Expense. The Company does not have any long term debt and interest expense represents interest paid on a deferred obligation. Interest expense for the first nine months of fiscal 2005 was $22,000 (0.0% of net sales) compared to $8,000 (0.0% of net sales) for the first nine months of fiscal 2004.

Income Taxes. Income taxes for the first nine months of fiscal 2005 were $1.3 million (1.8% of net sales), representing an effective tax rate of 20.9%. This compares to tax expense of $2.0 million (3.3% of net sales) for the first nine months of fiscal 2004, representing an effective tax rate of 28.6%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The decrease in the effective tax rate in fiscal 2005 compared to fiscal 2004 resulted from higher estimated foreign sales benefits due to a rise in expected foreign export sales levels this year.

Discontinued Operations. In July 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter of fiscal 2004, the Company ceased production at Anaren Europe and liquidated the remaining net assets of that operation. The results of operations for Anaren Europe for the prior year nine months has been classified as discontinued operations in the statements of earnings filed as part of this Quarterly Report on form 10-Q.

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

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended March 31, 2005 was $4.6 million. The positive cash flow from operations was due primarily to income before depreciation and amortization for the period coupled with a $1.1 million decline in trade and other receivables which off-set a $3.1 million increase in inventory and a $3.1 million pay down of current liabilities. Net cash provided by operations in the first nine months of fiscal 2004 was $10.4 million and was due primarily to the income before depreciation and amortization in that period and a $3.8 million rise in current liabilities which was partially offset by a $4.5 million increase in trade and interest receivables.

Net cash used in, or provided by, investing activities consists of funds used to purchase capital equipment, proceeds from the sale of investments and funds used or provided by the net purchase or maturity of marketable debt securities. Capital expenditures were $8.3 million and $2.7 million in the first nine months of fiscal 2005 and fiscal 2004, respectively, with the large increase in 2005 resulting from a $5.0 million expenditure to purchase and renovate a new facility in Salem, NH. Additionally, in fiscal 2005, $2.7 million was generated by the sale of the Company's investment in Celeritek, Inc. common stock and $9.2 million was generated by the net maturities of marketable securities. In fiscal 2004, $16.3 million was produced by the maturity of marketable securities, $3.5 million was generated by a return of capital dividend on the Company's investment in Celeritek common stock, and $1.5 million was generated by discontinued operations in Europe through the auction sale of capital equipment.

Net cash used in financing activities in the first nine months of fiscal 2005 and 2004 was $20.7 million and $18.6, respectively. The Company used $20.9 million in the first nine months of fiscal 2005 to purchase 1,701,532 treasury shares and received $181,000 through the exercise of stock options. Cash used in the first nine months of fiscal 2004 to purchase 1,437,100 treasury shares was $20.0 million, and cash generated by the exercise of stock options was $1.5 million.

During the remainder of fiscal 2005, the Company anticipates that its main cash requirements will be for additions to capital equipment and the purchase of additional treasury shares. Capital expenditures, including purchases of $8.3 million made in the first nine months, are expected to total between $8.5 and $9.0 million for fiscal 2005 and will be funded by existing cash balances.

The Company expects to continue to purchase shares of its common stock in the open market and/or through privately negotiated transactions under the current Board authorization, depending on market conditions. At June 30, 2004 there were 927,496 shares remaining under the then current Board repurchase authorization. On August 10, 2004, the Board increased its repurchase authorization by $2.0 million shares, and for the period July 1, 2004 through March 31, 2005, the Company repurchased an additional 1,701,532 shares, leaving 1,225,964 under the current authorization at March 31, 2005.

At March 31, 2005, the Company had approximately $96.0 million in cash, cash equivalents, and marketable securities. The Company has no debt, and on a fiscal year basis has had positive operating cash flow for over eight years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments at March 31, 2005 are as follows:

                                                                  Payment Due by Period
                                                                  ---------------------
                                                      Less
                                       Total        than 1 Yr.          2-3 Yrs          4-5 Yrs      Over 5 Yrs
                                     ----------     ----------        ----------        --------      ----------
Contractual obligations
-----------------------
Operating leases - facilities        $4,552,963     $536,816          $1,073,633        $980,838      $1,961,676
Deferred compensation                   408,287       65,000             130,000         130,000          83,287

Recent Accounting Pronouncements

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

In December 2004, the FASB published Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Statement 123 (revised 2004) requires registrants to recognize the cost of share-based payments, including previously issued share-based payments, in the income statement and is effective for awards that are granted, modified, or settled in cash in annual periods beginning after June 15, 2005. Statement 123 (revised 2004) is effective for the Company's 2006 fiscal year and the Company is currently evaluating the expected impact on its financial statements.

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

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not presently known to the Company or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, the Company's business could be adversely affected, and the trading price of the common stock could decline, and you may lose all or part of your investment. Such known factors include, but are not limited to: the Company's potential inability to timely ramp up to meet some of its customers' increased demands; unanticipated delays and/or difficulties associated with effectively operating the Company's recently consolidated Anaren Ceramics subsidiary; unanticipated loss of engineering and other technical resources; increased pricing pressure from customers; decreased capital expenditures by wireless service providers; the possibility that the Company may have difficulties in successfully executing its business strategies or achieving its operating objectives, generating revenue growth or achieving profitability expectations; lack of success in securing new design wins from original equipment manufacturer customers; reliance on a limited number of key component suppliers; unpredictable difficulties or delays in the development of new products; order cancellations or extended postponements; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and/or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2004 Annual Report and Anaren's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

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

As of March 31, 2005, the Company had cash, cash equivalents and marketable securities of $96.0 million, all of which consisted of highly liquid investments in marketable debt. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from March 31, 2005 rates, or 0.225%, would have reduced net income and cash flow by approximately $51,000, or $0.003 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 10, 2004, the Board of Directors increased by 2,000,000 the number of shares that the Company was authorized to repurchase in open market or by privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. At March 31, 2005, 1,225,964 shares remained authorized for purchase.

---------------------------------------------------------------------------------------------------------------------
     Period                  Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                            Shares (or Units)      per Share (or Unit)     Shares (or Units)     Approximate Dollar
                                Purchased                                Purchased as Part of   Value) of Shares (or
                                                                          Publicly Announced     Units) that May Yet
                                                                           Plans or Programs     Be Purchased Under
                                                                                                the Plans or Programs
---------------------------------------------------------------------------------------------------------------------
  January 2005                             --                     --                     --               1,959,301
---------------------------------------------------------------------------------------------------------------------
  February 2005                       399,637                  12.61                399,637               1,559,664
---------------------------------------------------------------------------------------------------------------------
  March 2005                          333,700                  12.70                333,700               1,225,964
---------------------------------------------------------------------------------------------------------------------
  Total                               733,337                     --                733,337                      --
---------------------------------------------------------------------------------------------------------------------

Item 6. Exhibits

        31    RULE 13a-14(a) CERTIFICATIONS

        32    SECTION 1350 CERTIFICATIONS

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Anaren, Inc.
                                         ------------
                                         (Registrant)

Date: May 9, 2005                        /s/Lawrence A. Sala
                                         ---------------------------------------
                                         Lawrence A.Sala
                                         President & Chief Executive Officer

Date: May 9, 2005                        /s/Joseph E. Porcello
                                         ---------------------------------------
                                         Joseph E. Porcello
                                         Vice President of Finance and Treasurer

                 `