Form 10-K
period 2005-06-30
ANAREN  INC
filed 2005-09-12
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on December 31, 2004, as reported on the Nasdaq National Market, was approximately $213,325,138.

The number of shares of the Registrant's Common Stock outstanding on September 9, 2005 was 17,320,403.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for use in connection with its 2005 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. Such known factors include, but are not limited to: the Company's ability to timely ramp up to meet some of our customers' increased demands; difficulties achieving acceptable operating performance at the Company's recently consolidated Anaren Ceramics subsidiary in Salem, New Hampshire; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to or have difficulties in successfully executing its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; successfully securing new design wins from our original equipment manufacturer customers, reliance on a limited number of key component suppliers, unpredictable difficulties or delays in the development of new products; order cancellations or extended postponements; unanticipated delays and/or difficulties increasing procurement of raw materials in Asia through the Company's Suzhou, China facility; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and/or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2005 Annual Report, this Form 10-K for the fiscal year ended June 30, 2005 and Anaren's Form 10-Q for the three months ended March 31, 2005, and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

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

Recent Developments

In August 2004, the Company, through a wholly owned subsidiary, Anaren Properties, LLC, purchased a 65,000 square foot building situated on approximately 12 acres in Salem, New Hampshire for $4.8 million. The Company moved its Amitron and RF Power operations to this facility during the second quarter of fiscal 2005 and is presently operating them under its wholly owned subsidiary, Anaren Ceramics, Inc. This facility was acquired to provide adequate space for future growth of these businesses and to achieve administrative cost savings through consolidation of two smaller businesses into one entity. In conjunction with the move to this new facility, the Company negotiated a buyout of the remaining lease of the Amitron facility in North Andover, Massachusetts for a one-time charge of $350,000 and accelerated amortization of leasehold improvements and certain intangibles related to this lease of approximately $500,000. Additionally, the Company negotiated a buyout of the lease of the RF Power facility in Bohemia, New York amounting to $91,000. These expenses were recorded and recognized in the fourth quarter of fiscal 2004 and the first six months of fiscal 2005.

Overview

The Company is a leading provider of microwave components and assemblies for the wireless and space and defense markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in wireless communication and space and defense systems.

Through its focused research and development efforts, Anaren continues to design components and subsystems for wireless communication systems, as well as advanced radar, beamforming and receiver applications for the space and defense markets.

In addition, the Company is developing and producing a diverse set of miniature microwave component products for consumer wireless communications applications such as WiFi, Bluetooth(R), cellular handsets and satellite reception. The Company's customer base includes leading global original equipment manufacturers that serve the wireless, space and defense markets, including:

o Andrew
o Boeing, Inc.
o California Amplifier
o Ericsson
o ITT Aerospace/Communications
o Lockheed Martin
o Motorola
o Nokia
o Nortel Networks
o Northrop Grumman
o Powerwave, Inc.
o Raytheon

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

Despite this continued growth in customer demand, expenditures for capital infrastructure equipment by service providers began to decline rapidly during the first quarter of calendar year 2001 and remained depressed during fiscal 2002 and 2003. During fiscal 2004, expenditures for wireless infrastructure equipment rebounded with a positive impact on our business and subsequently leveled off in fiscal 2005.

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

Mobile Wireless Communications

The late 1990's through 2000 saw dramatic growth in the demand for mobile communications. This was fueled by decreasing prices for handsets and airtime, a favorable global communications regulatory environment, increased competition among service providers, opening of new frequency spectrum and services, and the installation of mobile networks in developing nations as an alternative to wire-based networks. Despite this rapid growth in customer demand, expenditures for capital infrastructure equipment by service providers began to decline rapidly during the first quarter of calendar year 2001. This had a negative impact on all of the Company's wireless product lines, particularly the printed-circuit board business. During fiscal 2004, infrastructure spending rebounded due to the deployment of new technology to expand existing network capacity resulting in rising sales and orders across all of the Company's Wireless product lines. In fiscal 2005 demand and Wireless product sales have remained strong, at or above fiscal 2004 levels.

Wireless Local Area Networking

Wireless local area networks (WLAN) generally referred to as WiFi are unlicensed flexible data communication systems that can either replace or extend wired communication systems. Using radio frequency technology, wireless local area networks transmit and receive data over the air without wired cabling. A wireless local area network provides all the features and benefits of traditional local area network technologies like Ethernet, often with lower installation costs and increased flexibility.

Wireless local area network technology is now in the process of widespread deployment and accelerated development for low-cost, interoperable products. Wireless local area network technology provides high data rates to rapidly transfer large data files, access the web, and support wireless video conferencing from mobile platforms including handheld personal computers and laptops. The flexibility that the wireless local area network offers the business and consumer user is leading to applications such as wireless home multimedia, wireless e-business, and wireless printers and scanners.

Space and Defense

The Space and Defense industry is currently focused on supporting National Defense programs, Homeland Security, integrated communications systems and technologies that improve the performance and survivability of existing air, land and sea based platforms. As a result of the priorities for these programs, the funding for advanced radar systems, advanced jamming systems, smart munitions, electronic surveillance systems and satellite and ground based communication systems has remained strong.

The Anaren Solution

The Company's technology addresses the demands of the wireless market for high quality products manufactured in volume with continuous improvements in performance and cost. The Company also provides the satellite market with enabling technologies that increase network capacity and flexibility, allowing for increased revenue generation. The Company's proprietary Multi-Layer Stripline, ceramic circuit technologies and advanced design and modeling techniques, which are described more fully below, allow the Company to provide compact, light weight, cost-effective, and highly integrated microwave components, assemblies and subsystems. The Company's solution includes:

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

Advanced Microwave Design and Manufacturing Capabilities. The Company's engineering and design staff of 140 engineers (as of June 30, 2005) works with customers to develop product solutions. Anaren's engineers collaborate with customers to develop products that provide state-of-the-art performance that can be manufactured in significant volume with excellent quality and reliability. The Company has consistently met the stringent requirements of the wireless, defense and satellite communications markets due to the Company's strengths in advanced packaging and interconnecting of radio, microwave and extremely high frequency signals, as well as its ability to produce small, light weight, cost-effective and efficient microwave components and assemblies. The Company utilizes its Suzhou China based operation to manufacture and test selected microwave component and subassembly products for wireless infrastructure applications. This local presence also provides rapid and cost effective manufacturing for its Asian customer base.

Rapid Product Development. Anaren's integrated design and manufacturing facilities allow it to produce custom solutions from concept to product delivery often in a matter of days. With its Multi-Layer Stripline technology, design libraries, manufacturing experience and investment in automation, the Company can facilitate a rapid transition from development to production, thereby offering its customers a complete turnkey solution and allowing them to bring their products to market faster.

Strong Customer Relationships. The Company believes that it has become an integral part of its key customers' operations by working closely with them through the entire development and production process. The Company assigns a project engineer to each customer to ensure a high level of responsiveness and customer service. The project engineer and a design team assist the customer from the conceptual, system level design stages through the development and manufacturing process. By maintaining close contact with the customers' design engineering, manufacturing, purchasing and project management personnel, the Company can better understand their needs, rapidly develop customer-specific solutions, and more effectively design the Company's solutions into the customers' systems and networks. The Company believes that the strength of its customer support and depth of its customer relationships provide the Company a competitive advantage.

Technology

The Company utilizes three basic technologies: Multi-Layer Stripline, Thick Film Ceramics and Ball Grid Array assembly. Additionally, the Company uses outside sources for lower cost and unique process capabilities.

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

Pursue Large Addressable Markets. The Company has successfully penetrated the mobile wireless infrastructure market and intends to use its market position to pursue other wireless markets like Wireless Local Area networks (WLAN), Mobile Handsets, Bluetooth and other related technology such as WiMAX and Ultra Wide Band. The Company also intends to continue to offer additional products and technologies to address existing and developing space and defense applications.

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

Strengthen and Expand Customer Relationships. Today, a limited number of large systems manufacturers drive the wireless and space and defense markets. The Company has developed, and plans to continue to expand, customer relationships with many of these manufacturers, including Andrew, Ericsson, Huawei Lucent, Motorola, Nokia and Nortel Networks, for wireless communications and Boeing, Lockheed Martin, Northrup Grumman and Raytheon for space and defense. The Company intends to further strengthen its customer relationships by offering complete outsourcing solutions, from research and development through product design and production, thereby increasing the customers' reliance on the Company.

Pursue Technology Leadership Position. The Company intends to use its technological leadership in the mobile wireless and space and defense markets to extend its competitive advantage. Anaren plans to pursue further technological advances through continued investment in research and development, as well as the utilization of a global supplier base. The Company will seek to advance its leadership in wireless technology by developing next generation products for the mobile and wireless networking markets. In addition, the Company will attempt to build upon its relationships with key space and defense original equipment manufacturers in order to develop state-of-the-art products.

Expand Business through Strategic Acquisitions. The Company intends to continue to pursue opportunistic acquisitions of companies, product lines and technologies that complement its business. The Company will focus on acquisitions that compliment its technical expertise and business development resources and provide a competitive advantage for its targeted markets.

Products

Wireless Communications

The Company provides microwave components, assemblies and subsystems to leading wireless infrastructure equipment manufacturers. Traditionally, all of the signal distribution, or combining and splitting, within a base station has been accomplished with discrete signal distribution components and coaxial cables. Through the use of its Multi-Layer Stripline and ceramic technologies, the Company provides microwave components, assemblies and subsystems that eliminate the need for discrete components and interconnecting cables. These integrated assemblies, which range from simple splitting and combining networks to complete microwave backplanes that distribute microwave signals throughout the base stations, from reception at the antenna, to multiple radios, to multiple amplifiers, and back to the antenna for transmission.

The Company has developed its product offerings to enable customers to reduce the size and cost, while enhancing the performance of their equipment. The Company continually invests capital and resources to enhance existing products and develop new products to address the latest market demands. The Company has developed and continues to market a full line of standard products, as well as custom products, to wireless original equipment manufacturers. A brief description of the Company's major product categories is as follows:

Component Products

Xinger(R) Surface Mount Components. The Company's Xinger(R) line of products consists of off-the-shelf surface mount microwave components which provide passive microwave signal distribution functions. They were developed to provide a low-cost signal distribution component, which could be placed on standard printed circuit boards with automated production equipment. The primary application of these products is in radio frequency power amplifiers, but they are also found in low-noise amplifiers and radios. The Company believes it is currently the market leader in this product area, supplying industry leading original equipment manufacturers and leading power amplifier manufacturers. The Company continues to invest heavily in the expansion of this product line, as well as its addressable market. During fiscal 2004, the Company introduced its Xinger II product line offering significantly improved RF performance and power handling in a package that supports the latest global environment friendly initiatives. The Company has recently announced several products specifically designed to address the consumer components Wireless local area network market, cellular telephone and Bluetooth applications. These products are 1/50th the size of our typical Xinger(R) type of product and offer performance and cost advantages over traditional components.

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

Custom Radio Frequency Backplane Assemblies. The Company's radio frequency backplanes provide efficient connections of microwave signals between subsystems in wireless base stations. Radio frequency backplanes are conceptually similar to the motherboard in a personal computer, which efficiently connects signals between multiple subsystems. These assemblies range from radio frequency-only to fully integrated radio frequency, direct current power, and signal routing solutions. They are typically used in conjunction with radio transceivers and radio frequency power amplifiers. The Company also offers backplane assemblies with fully integrated radio-frequency signal switching capability.

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

Customers

During the fiscal year ended June 30, 2005, approximately 68% of the Company's sales were to customers in the wireless markets and approximately 32% of its sales were to customers in the space and defense markets. The Company had one customer in fiscal 2005 who accounted for more than 10.0% of net sales, Nokia, who represented approximately 13.8%.

Wireless Communications. The Company sells its standard line of Xinger(R) components, resistive components, and ferrite components to leading original equipment manufacturers and a broad range of other wireless equipment contract manufacturers. In addition, the Company sells its custom wireless products to major wireless infrastructure original equipment manufacturers. In general, customers have purchased the Company's products directly from the Company or through distributors or sales representatives. The following is a list of the Company's Wireless customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2005:

o     Alcatel
o     Avnet
o     BAE Optilas
o     Celestica Corp.
o     EG Components
o     MKS Instruments
o     Motorola
o     Nokia
o     Nortel
o     Richardson Electronics Inc.
o     Ricoh Printing
o     RMPI, LLC
o     Sanmina
o     St. Jude
o     Solectron
o     Telecom International
o     Venture Manufacturing

Space and Defense. The Company currently sells passive components and electronic subsystems to prime contractors serving the United States and foreign governments. The following is a list of Space and Defense customers who generated $500,000 or more in revenues in the fiscal year ended June 30, 2005:

o     BAE
o     Boeing Inc.
o     ITT
o     Lockheed Martin
o     NEX 1 Future, Co., Ltd.
o     Northrup Grumman
o     Raytheon

Sales and Marketing

The Company markets its products worldwide to original equipment manufacturers in the wireless and space and defense markets primarily through a sales and marketing force of 27 people as of June 30, 2005. The Company has regional sales offices located in Sacramento, California; Woolwich Township, New Jersey; Waterlooville, England; and Suzhou, China. In addition, as of June 30, 2005, the Company had contracts with three major distributors, with 14 manufacturers' representatives in the United States, and with nine international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industry shows. The Company has also invested significantly in its Internet website which contains an electronic version of its entire catalog. In addition, the website enables users to download important device parameter files. These files contain the performance information for the catalog parts in a format which is compatible with commonly used computer aided design/computer aided modeling, or CAD/CAM equipment. The Company also provides mechanical drawings and applications notes for proper use of the parts. This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.

After identifying key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and with manufacturers' representatives. To promote widespread acceptance of the Company's products and provide customers with support for their wireless communications needs, the sales and engineering teams work closely with the customers to develop solutions tailored for their wireless requirements. The Company believes that its engineering team, comprised of 140 design and engineering professionals as of June 30, 2005, is a key competitive advantage.

The Company uses distributors for its standard products, most notably the Xinger(R) line of surface mount components. In the United States, Canada, Asia and most of Europe, the Company has agreements with Richardson and Avnet, with the latter operating under the name of BFI Optilas in Europe. The Company has an agreement with Zenetron in Asia for distribution of commercial products. The Scandinavian countries are serviced by E.G. Components, Inc., a subsidiary of Elektronikgruppen. Distribution has become an important part of the Company's sales efforts by providing the Company with a larger sales force to promote its catalog offerings.

Backlog

The Company's backlog of orders for the Wireless group was $14.4 million as of June 30, 2005, versus $15.6 million as of June 30, 2004. Backlog for the Wireless group primarily represents firm orders for component products and signed purchase orders (i.e., orders for specific custom sub-assemblies) for custom components due to ship within eight to twelve weeks. The Company does not believe that its Wireless backlog as of any particular date is representative of actual sales for any succeeding period. Typically, large original equipment manufacturers including Ericsson, Motorola, Nokia and Nortel, who use the Company's component and custom products, negotiate set prices for estimated annual volumes. The Company then receives a firm delivery commitment prior to shipment. The Company does not recognize backlog until it has received a firm order.

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

Backlog of orders for the Space and Defense group was $47.5 million as of June 30, 2005 versus $37.1 million as of June 30, 2004. The increase in Space and Defense backlog year over year, was due largely to the volume of new Space and Defense product orders in fiscal 2005 ($40.8 million) and fiscal 2004 ($37.6 million). During fiscal year 2006, the Company expects to ship between $34.0 million and $36.0 million of its June 30, 2005 backlog. All of the orders included in the Space and Defense group backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

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

These activities include customer-funded design and development, as well as efforts funded directly by the Company. Research and development expenses funded by the Company were $6.3 million in fiscal 2005, $5.9 million in fiscal 2004 and $6.1 million in fiscal 2003. Research and development costs are charged to expense as incurred.

Manufacturing

The Company currently maintains manufacturing locations in Syracuse, New York; Salem, New Hampshire; and Suzhou, China. During fiscal 2005, the Company consolidated its Amitron operation located in North Andover, Massachusetts and its RF Power operation located in Bohemia, New York into one facility located in Salem, New Hampshire, operating under a wholly owned subsidiary, Anaren Ceramics, Inc. This facility includes significantly more space for future expansion, and a State-of-the-Art Class 10,000 clean room for manufacturing. During fiscal 2004, the Company closed and liquidated its Almelo, Netherlands circuit board facility.

The Company continues to develop capability to produce highly engineered, complex microwave subassemblies to support its Space and Defense business. In fiscal 2004 and 2005, the Company continued to invest in equipment and processes required to manufacture assemblies utilizing high-density and frequency Ball Grid Array technology, supporting high reliability requirements suitable for both defense and space based platforms.

A continued focus of the Company is to provide the lowest cost manufacturing solutions. Part of this strategy has evolved with the opening of a facility in Suzhou, China. Certain manufacturing product lines from the Syracuse and the Salem operations have been successfully transitioned to Suzhou over the past two years. Manufacturing of newly released products will be initiated in Suzhou going forward. During fiscal 2005 the Suzhou facility also provided support in identifying and qualifying new lower-cost and local Asian sources of parts and raw materials for all of the Company's businesses, and will continue to do so in the future.

All of the Company's facilities (Syracuse, New York; Salem, New Hampshire; and Suzhou, China) are ISO 9001 certified. In addition, the East Syracuse facility is certified to IPC 6010 for manufacture of high-reliability printed circuit boards.

The Company manufactures its products from standard components, as well as from items which are manufactured by vendors to its specifications. The raw materials utilized in the various product areas are generally accessible and common to both of the Company's business segments. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. During fiscal year 2005, the Company had one vendor from which it purchased more than 10% of its total raw materials, and the Company believes that alternate sources of supply are generally available for all raw materials supplied by this and all other Company vendors.

Competition

The microwave component and subsystems industry continues to be highly competitive. The Company competes against many companies, both foreign and domestic, many of which are larger and have greater financial and other resources. Direct competitors of the Company in the wireless market include Aeroflex, M/A-com, a division of Tyco International, Merrimac Industries, Filtronic PLC, Radiall, Smith Industries, Soshin and Mini-Circuits. As a direct supplier to original equipment manufacturers, the Company also faces significant competition from the in-house capabilities of its customers. However, the current trend in the wireless marketplace has been for the original equipment manufacturers to outsource more design and production work, thereby freeing up their internal resources for other use. Thus, the Company believes that internal customer competition exists predominantly in its Space and Defense businesses.

In the wireless market, increased price pressure from the Company's customers is a continuing challenge. It is anticipated that this pricing pressure will continue indefinitely.

The principal competitive factors in both the foreign and domestic markets are technical performance, reliability, ability to produce in volume, on-time delivery and most critically, price. Based on these factors, the Company believes that it competes favorably in its markets. The Company believes that it is particularly strong in the area of technical performance in the wireless marketplace. With the introduction of manufacturing capability in Suzhou, China, and new innovative design techniques, the Company believes that it now competes favorably on price as well.

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

The Company currently has 8 active patents and has filed 9 other patent applications that are currently pending before the United States Patent and Trademark Office to protect both the construction and design of its products. The Company plans to pursue intellectual property protection in foreign countries, primarily in the form of international patents, in instances where the technology covered is considered important enough to justify the added expense. By agreement, Company employees who initiate or contribute to a patentable design or process are obligated to assign their interest in any potential patent to the Company.

Employees

As of June 30, 2005, the Company employed 587 full-time people, including 78 temporary employees. Of these employees, 140 were members of the engineering staff, 378 were in manufacturing positions, 27 were in sales and marketing positions, and 42 were in management and support functions. None of these employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be excellent.

Item 2. Properties

The principal real estate of the Company is a 105,000 square foot building, which the Company owns, located on a 30-acre parcel in East Syracuse, New York. The Company's principal subsidiary, Anaren Microwave, Inc., utilizes this facility which houses a substantial portion of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering activities. In May 2004 the Company, through a wholly owned subsidiary, Anaren Properties, LLC, purchased a 65,000 square foot building situated on approximately 12 acres in Salem, New Hampshire for $4.8 million. The Company moved its Amitron and RF Power operations to this facility during the second quarter of fiscal 2005 and is presently operating them under a newly formed, wholly owned subsidiary, Anaren Ceramics, Inc. This facility was acquired to provide adequate space for future growth of these businesses and to achieve administrative cost savings through consolidation of two businesses into one entity. In conjunction with the decision to move to this new facility, the Company negotiated (a) a buyout of the remaining lease of the Amitron facility in North Andover, Massachusetts for a one-time charge of $350,000 and accelerated amortization of leasehold improvements and certain intangibles related to the lease of approximately $500,000, and (b) a buyout of the lease of the RF Power facility in Bohemia, New York amounting to $91,000. These expenses were recorded and recognized in the fourth quarter of fiscal 2004 and the first six months of fiscal 2005.

In March 2002, the Company's Anaren Suzhou Communications Inc. subsidiary signed a lease for a 12,300 square foot first floor facility in Suzhou, China to begin light manufacturing and assembly activities for the Company's Asian customers. This facility has an annual rent of $23,200. In February 2003 Anaren Suzhou exercised an option to lease the second floor of this same facility (approximately 12,300 square feet) at an annual rent of $23,200. In March 2005, the lease for both floors was renewed for an additional three year period through March 2008.

The Company leases a 20,000 square foot building in Frimley, England. Annual rental cost of this facility is approximately $471,000 and the Company is currently subletting the building. During the fiscal year ended June 30, 2005, payments to the Company under this sublease were more than 95.0% of the full lease value. The existing lease term on this building runs to 2014. There is no assurance that the Company will be able to continuously sublet the building during the remaining lease term so as to offset its rental cost in whole or in part.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended June 30, 2005, there were no matters submitted to a vote of security holders.

Item 4A. Executive Officers of the Registrant

Executive officers of Anaren, Inc., their respective ages as of June 30, 2005, and their positions held with the Company are as follows:

Name                  Age                          Position
Lawrence A. Sala      42     President, Chief Executive Officer, Chairman
                               and Director
Carl W. Gerst, Jr     67     Chief Technical Officer, Vice Chairman and Director
Gert R. Thygesen      49     Vice President, Technology
Joseph E. Porcello    53     Vice President, Finance, Treasurer
Mark P. Burdick       47     Vice President and General Manager
Timothy P. Ross       45     Vice President, Business Development
Amy B. Tewksbury      41     Vice President, Human Resources

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

                            Fiscal 2005                         Fiscal 2004
                              Quarter                             Quarter
                            -----------                         -----------
                  1st      2nd      3rd      4th       1st      2nd      3rd      4th
                  ---      ---      ---      ---       ---      ---      ---      ---
High ........   $16.50    14.91    13.33    13.57    $14.68    16.03    21.34    18.78
Low .........   $10.50    11.96    10.54     9.29    $ 9.25    12.20    14.21    14.50

The Company had approximately 375 holders of record of its common stock at August 16, 2005.

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

Issuer Purchases of Equity Securities

On May 10, 2005, the Board of Directors increased by 2,000,000 the number of shares that the Company was authorized to repurchase in open market or by privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On June 30, 2005, 1,774,464 shares remained authorized for purchase.

--------------------------------------------------------------------------------------------------------------
      Period          Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                     Shares (or Units)     per Share (or Unit)      Shares (or Units)     Approximate Dollar
                         Purchased                                Purchased as Part of   Value) of Shares (or
                                                                   Publicly Announced     Units) that May Yet
                                                                    Plans or Programs     Be Purchased Under
                                                                                         the Plans or Programs
--------------------------------------------------------------------------------------------------------------
April 2005                    179,500                  $11.51                179,500              1,046,464
--------------------------------------------------------------------------------------------------------------
May 2005                      831,500                  $11.33                831,500              2,214,964
--------------------------------------------------------------------------------------------------------------
June 2005                     440,500                  $12.58                440,500              1,774,464
--------------------------------------------------------------------------------------------------------------
Total                       1,451,500                       -              1,451,500                      -
--------------------------------------------------------------------------------------------------------------

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 2005, and with respect to the balance sheets at June 30, 2005 and 2004, are derived from the consolidated financial statements that have been audited by KPMG LLP, independent registered public accounting firm, which are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such consolidated financial statements. The statements of operations data for the years ended June 30, 2001 and June 30, 2002, and the balance sheet data at June 30, 2001, June 30, 2002 and June 30, 2003, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                          Years Ended
                                                   -------------------------------------------------------------
                                                    June 30,     June 30,    June 30,      June 30,     June 30,
                                                      2005         2004        2003         2002         2001
                                                      ----         ----        ----         ----         ----
                                                               (In thousands, except per share data)

Statement of Income Data:
Net sales ......................................   $  94,461    $  85,079    $  75,520    $  70,638    $  84,825
Cost of sales ..................................      64,591       55,070       51,821       45,713       52,527
                                                   ---------    ---------    ---------    ---------    ---------
Gross profit ...................................      29,870       30,009       23,699       24,925       32,298
                                                   ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Marketing ....................................       6,858        6,723        6,160        6,771        6,584
  Research and development .....................       6,288        5,861        6,140        6,283        5,023
  General and administrative ...................       8,685        8,731        8,392        7,617        8,392
  Restructuring ................................         458           --          795           --          688
                                                   ---------    ---------    ---------    ---------    ---------
Total operating expenses .......................      22,289       21,315       21,487       20,671       20,687
                                                   ---------    ---------    ---------    ---------    ---------
Operating income ...............................       7,581        8,694        2,212        4,254       11,611
                                                   ---------    ---------    ---------    ---------    ---------
Other income (expense):
  Interest expense .............................         (29)         (10)         (50)         (93)        (159)
  Other, primarily interest income .............       1,599        1,678        2,211        3,745        7,162
                                                   ---------    ---------    ---------    ---------    ---------
    Total other income, net ....................       1,570        1,668        2,161        3,652        7,003
                                                   ---------    ---------    ---------    ---------    ---------
Income before income taxes .....................       9,151       10,362        4,373        7,906       18,614
Income taxes ...................................       1,738        2,695          798        1,179        6,400
                                                   ---------    ---------    ---------    ---------    ---------
Income from continuing operations ..............       7,413        7,667        3,575        6,727       12,214
Discontinued operations:
(Loss) from discontinued
  operations of Anaren Europe ..................          --       (1,510)      (8,029)        (872)          --
Income tax benefit .............................          --       (1,800)        (662)      (1,584)          --
                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss) from discontinued
  operations ...................................          --          290       (7,367)         712           --
                                                   ---------    ---------    ---------    ---------    ---------
 Net income (loss) .............................   $   7,413    $   7,957    $  (3,792)   $   7,439    $  12,214
                                                   =========    =========    =========    =========    =========
Basic earnings (loss) per share:
  Income from continuing operations ............   $     .38    $     .37    $     .16    $     .30    $     .55
  Income (loss) from discontinued
    operations .................................          --          .01         (.33)         .03           --
                                                   ---------    ---------    ---------    ---------    ---------
  Net income (loss) ............................   $     .38    $     .38    $    (.17)   $     .33    $     .55
                                                   =========    =========    =========    =========    =========
Diluted earnings (loss) per share:
  Income from continuing operations ............   $     .37    $     .35    $     .16    $     .29    $     .52
  Income (loss) from discontinued
    operations .................................          --          .01         (.33)         .03           --
                                                   ---------    ---------    ---------    ---------    ---------
  Net income (loss) ............................   $     .37    $     .36    $    (.17)   $     .32    $     .52
                                                   =========    =========    =========    =========    =========
Shares used in computing net earnings per share:
  Basic ........................................      19,346       21,026       22,214       22,323       22,134
  Diluted ......................................      19,832       21,808       22,701       23,090       23,455
Balance Sheet Data:
Cash and cash equivalents ......................   $   5,901    $  23,303    $  11,063    $  12,565    $  11,748
Working capital ................................      84,554      105,987      126,235      144,023      146,677
Total assets ...................................     175,482      207,482      213,088      221,586      209,055
Long-term debt, less current installments ......          --           --           --           --           --
Stockholders' equity ...........................     159,079      190,364      200,597      209,553      199,454

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

Overview

The consolidated financial statements present the financial condition of the Company as of June 30, 2005 and 2004, and the consolidated results of operations and cash flows of the Company for the years ended June 30, 2005, 2004 and 2003.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. In 2004 and 2005, the Company introduced new components addressing consumer wireless applications such as wireless local area networks, Bluetooth, cellular handsets and satellite telecommunications. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Motorola, Nokia, Nortel Networks, and Andrew and to satellite communications and defense electronics companies such as Boeing Satellite, ITT, Lockheed Martin, Northrup Grumman and Raytheon.

The Company generally recognizes sales at the time products are shipped to customers, provided that persuasive evidence of an arrangement exists, the sales price is fixed or easily determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. Title and the risks and rewards of ownership of products are generally transferred at the time of shipment. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. Annually, a small percentage of sales are derived from fixed-price contracts for the sale of engineering design and development efforts for space and defense electronics products. Sales and estimated profits under long-term contracts are recognized according to customer contractual milestones on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.

In July 2003, after several restructurings, the Company announced its decision to dispose of its Anaren Europe subsidiary, due to continuing low sales levels and large operating losses. This facility ceased production during the first quarter of fiscal 2004, an auction was held and all remaining equipment was sold in September 2003. This subsidiary is accounted for as a discontinued operation in the statements of earnings for the three years ended June 30, 2005, 2004 and 2003.

On August 3, 2004, the Company acquired a 65,000 square foot building situated on approximately 12 acres in Salem, New Hampshire for a purchase price of $4.8 million. The Company commenced the move of its Amitron operation to the new facility in September 2004 and is operating the business under the name of Anaren Ceramics, Inc., a wholly owned subsidiary of the Company. The New Hampshire facility will provide adequate space for anticipated future growth of that business. In conjunction with the decision to move to this new facility, the Company negotiated a buy out of the remaining lease of the Amitron facility for a one-time charge in fiscal 2004 of $350,000 and the Company also accelerated amortization of the Amitron leasehold improvements and lease related intangibles amounting to $250,000 recognized in the fourth quarter of fiscal 2004, and $250,000 recognized in the first quarter of fiscal 2005.

In October, 2004 the Company announced that in order to accelerate ceramic product growth initiatives and improve operating efficiency, it had decided to consolidate its RF Power subsidiary with the Company's Amitron subsidiary and close RF Power's facility in Bohemia, New York. The consolidated company, Anaren Ceramics, Inc., operates at the Company's newly acquired Salem, New Hampshire facility, which will fully accommodate the current capacity needs of the combined entity as well as significant future growth. The move of the RF Power operation to the Salem, New Hampshire facility was completed during the second quarter ended December 31, 2004. As a result of the RF Power facility closure and move, the Company recognized consolidation costs of $458,335 for severance and outplacement expenses, $91,000 for lease cancellation and $300,000 for additional inventory write-downs during the second quarter of fiscal 2005. Additionally, the Company incurred further consolidation costs totaling approximately $397,000, including equipment write-downs of $272,000, in the third quarter of fiscal 2005, related to integrating the RF Power operation into the Anaren Ceramics operation.

Results of Operations

Net sales from continuing operations for the year ended June 30, 2005 were $94.5 million, up 11.0% from $85.1 million for fiscal 2004. Income from continuing operations for fiscal 2005 was $7.4 million, or 7.8% of net sales, down $254,000 from income from continuing operations of $7.7 million in fiscal 2004.

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                        Years Ended June 30,
                                                      -------------------------
                                                       2005     2004      2003
                                                       ----     ----      ----
Net sales                                             100.0%   100.0%    100.0%
Cost of sales                                          68.4     64.7      68.6
                                                      -----    -----     -----
Gross profit                                           31.6     35.3      31.4
                                                      -----    -----     -----
Operating expenses:
     Marketing                                          7.2      7.9       8.2
     Research and development                           6.7      6.9       8.1
     General and administrative                         9.2     10.3      11.1
     Restructuring                                      0.5       --       1.1
                                                      -----    -----     -----
       Total operating expenses                        23.6     25.1      28.5
                                                      -----    -----     -----
Operating income                                        8.0     10.2       2.9
                                                      -----    -----     -----
Other income (expense):
     Interest expense                                    --       --        --
     Other, primarily interest income                   1.7      2.0       2.9
                                                      -----    -----     -----
       Total other income                               1.7      2.0       2.9
                                                      -----    -----     -----
Income from continuing operations before
  Income taxes                                          9.7     12.2       5.8
Income taxes                                            1.9      3.2       1.1
                                                      -----    -----     -----
Net income from continuing operations                   7.8      9.0       4.7
Discontinued operations:
  Income (loss) from discontinued operations of
    Anaren Europe                                        --     (1.8)    (10.6)
  Income tax benefit                                     --     (2.1)     (0.9)
                                                      -----    -----     -----
    Net income (loss) from discontinued operations       --       .3      (9.7)
                                                      -----    -----     -----
  Net income (loss)                                     7.8%     9.3%     (5.0%)
                                                      -----    -----     -----

The following table sets forth the Company's net sales by industry segment for the periods indicated:

                                                   Years Ended June 30,
                                         ---------------------------------------
                                           2005            2004            2003
                                           ----            ----            ----
                                                      (In thousands)

Wireless                                 $64,169         $58,078         $46,629
Space & Defense                           30,292          27,001          28,891
                                         -------         -------         -------
                                         $94,461         $85,079         $75,520
                                         =======         =======         =======

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Net Sales. Net sales increased $9.4 million, or 11.0%, to $94.5 million for the year ended June 30, 2005, compared to $85.1 million for fiscal 2004. This increase resulted from a $6.1 million rise in sales of Wireless infrastructure products and a $3.3 million rise in sales of Space and Defense products.

The increase in sales of Wireless products, which consisted of standard components, ferrite components, and custom subassemblies for use in building wireless base station equipment, was a result of a $6.8 million increase in sales to Nokia of Wireless custom subassemblies due to a design win in fiscal 2004. This new custom assembly contract resulted in total revenue of $9.3 million in fiscal 2005, compared to $2.9 million in fiscal 2004. Sales of standard component Wireless products were flat at $42.1 million in fiscal 2005, compared to $42.7 million in fiscal 2004, reflecting the steady annual worldwide demand for Wireless infrastructure components over the two year period.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales in the Space and Defense products rose $3.3 million, or 12.2% in fiscal 2005 compared to the previous fiscal year. This increase consisted of a $6.4 million rise in sales of defense products, which was partially off-set by a $3.1 million decline in Space product shipments during the current fiscal year compared to the same period in fiscal 2004. Defense product sales are increasing due to the higher level of new defense business booked by the Company in fiscal 2004 and 2005, which is now in production. Defense product bookings in fiscal 2004 were $37.7 million compared to $40.9 million in fiscal 2005. Sales of Space and Defense products in fiscal 2006 are expected to range between $8.5 million and $9.0 million, quarterly, as a result of the rise in new order levels over the last two fiscal years.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for fiscal 2005 was $29.9 million (31.6% of net sales), compared to $30.0 million (35.3% of net sales) for the prior year. Gross margins as a percent of sales declined 3.7 percentage points due to a change in sales mix from higher margin standard Wireless component products to lower margin custom Wireless products. Additionally, margins were eroded by a one-time write-down of inventory at RF Power in conjunction with the closure of the Bohemia, New York facility and general production inefficiencies during the period of actual consolidation of the two operations in Salem, New Hampshire.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses increased 2.0% to $6.9 million (7.2% of net sales) for fiscal 2005, from $6.7 million (7.9% of net sales) for fiscal 2004. This increase is a result of higher commission expense caused by the sales increase, and rising travel and support costs due to the higher volume of business.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $6.3 million (6.7% of net sales) in fiscal 2005, up 7.3% from $5.9 million (6.9% of net sales) for fiscal 2004. Research and development expenditures are supporting further development of Wireless infrastructure products and consumer component opportunities.

Research and Development expenditures have increased in fiscal 2005 over fiscal 2004 levels due to the higher level of opportunities in the marketplace, which the Company has responded to by adding new product development engineering personnel over the past fiscal year. Although quarterly research and development expenditures are expected to fluctuate based on customer funded engineering requirements in our Space and Defense group, the company does not expect to reduce its current research and development efforts and is presently working on a number of new Defense and Wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses were $8.7 million (9.2% of net sales) for fiscal 2005 compared to $8.7 million (10.3% of net sales) for fiscal 2004. General and administrative costs were flat in fiscal 2005 compared with fiscal 2004 despite increased expenditures for compliance with Sarbanes-Oxley regulations and one-time charges associated with the consolidation of the Company's RF Power and Amitron operations due primarily to the cost savings realized from that consolidation in the second half of fiscal 2005. General and administrative costs are expected to decline in fiscal 2006 as a result of further cost savings and the absence of new consolidation charges.

Restructuring. Restructuring costs which consisted of wages, health insurance payroll taxes and outplacement costs were $458,000 (0.5% of net sales) in fiscal 2005. These costs were related to the termination of 79 people in conjunction with the closure of RF Power's facility and the move of that operation to Salem, New Hampshire in December 2004. There were no restructuring costs in fiscal 2004.

Operating Income: Operating income decreased in fiscal 2005 to $7.6 million (8.0% of net sales) from $8.7 million (10.2% of net sales) for fiscal 2004. On a reporting segment basis, Wireless operating income was $2.2 million for fiscal 2005, a decline of $2.2 million from Wireless operating income of $4.4 million for fiscal 2004.

Wireless operating income fell in fiscal 2005 compared to fiscal 2004, (despite the increase in Wireless product sales) due to the $1.5 million of consolidation charges related to the facility closure, and move of the RF Power and Amitron operations to Salem, New Hampshire, and the additional $250,000 first quarter accelerated write-off of certain Amitron lease intangibles.

Space and Defense operating income rose $1.0 million in fiscal 2005 to $5.3 million compared to $4.3 million in fiscal 2004. This increase resulted from higher sales volume in fiscal 2005 compared to fiscal 2004, and better production efficiencies within the Space and Defense group in the current fiscal year.

Other Income. Other income decreased 4.7% to $1.6 million (1.7% of net sales) for fiscal 2005 from $1.7 million (2.0% of net sales) for fiscal 2004. This decrease was caused mainly by a $67,000 loss on the sale of capital equipment and a $343,000 loss on the disposal of 777,300 shares of Celeritek, Inc. common stock owned by the Company. Additionally, Company cash balances were reduced $38.0 million during fiscal 2005 due to $37.9 million used to repurchase treasury shares and the purchase of the Salem, New Hampshire facility for $4.8 million. The decrease in other income caused by the loss on Celeritek stock and the sale of equipment was partially offset by higher interest rates resulting in an increase in interest income of approximately $331,000 in fiscal 2005 compared to fiscal 2004. Interest income fluctuate based on interest rates and the level of investable cash balances.

Interest Expense. The Company does not have any long term debt and interest expense represents interest paid on a deferred obligation. Interest expense for fiscal 2005 was $29,000 (0.0% of net sales) compared to $10,000 (0.0% of net sales) for fiscal 2004.

Income Taxes: Income taxes for fiscal 2005 were $1.7 million (1.9% of net sales), representing an effective tax rate of 19.0%. This compares to income tax expense of $2.7 million (3.2% of net sales) for fiscal 2004, representing an effective tax rate of 26.1%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The decrease in the effective tax rate in fiscal 2005 compared to fiscal 2004 resulted from higher foreign sales benefits due to a rise in foreign export sales levels this year.

Discontinued Operations. In July 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter of fiscal 2004, the Company ceased production at Anaren Europe and liquidated the remaining net assets of that operation. The results of operations for Anaren Europe for fiscal 2003 and fiscal 2004 have been classified as discontinued operations in the statements of earnings filed as part of this Annual Report on Form 10-K.

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

Net Sales. Net sales increased $9.6 million, or 12.7%, to $85.1 million for the year ended June 30, 2004, compared to $75.5 million for fiscal 2003. This increase resulted from a $11.4 million rise in sales of Wireless infrastructure products which more than offset a $1.9 million decline in sales of Space and Defense products.

The increase in sales of Wireless products was the result of a significant increase in worldwide demand for wireless base station components during fiscal 2004. This demand generated increased orders from a majority of the Company's base station infrastructure original equipment manufacturing customers. Sales of standard components and custom subassemblies rose $14.7 million, or 47% in fiscal 2004 compared to fiscal 2003. This increase was partially offset by a $3.2 million, or 39% decrease in sales of ferrite component products in fiscal 2004, compared to fiscal 2003 as a result of the Company's efforts to eliminate unprofitable and low margin ferrite products.

Sales in the Space and Defense group fell $1.9 million, or 7.0% in fiscal 2004 to $27.0 million, compared to fiscal 2003. This decrease in sales resulted primarily from the completion of shipments under the Boeing Spaceway program in the fourth quarter of fiscal 2003. This program accounted for over $4.8 million in shipments in fiscal 2003. This decline in commercial space revenue in fiscal 2004 was partially off-set by a $2.9 million increase in military space and defense product sales.

Gross Profit. Gross profit for fiscal 2004 was $30.0 million (35.3% of net sales), up $6.3 million from $23.7 million (31.4% of net sales) for fiscal 2003. The rise in gross margin as a percent of sales was a result of the $3.2 million decrease in sales of unprofitable and low margin ferrite products, coupled with a $14.7 million increase in sales of higher margin standard components and custom wireless products in fiscal 2004 compared to fiscal 2003.

Marketing. Marketing expenses were $6.7 million (7.9% of net sales) for fiscal 2004, up $500,000 from $6.2 million (8.2% of net sales) for fiscal 2003. This increase was the result of the addition of three new geographic product line marketing positions and a general increase in sales and marketing support costs to meet the increased demand in both the Wireless and Space and Defense markets that the Company experienced over fiscal 2004.

Research and Development. Research and development expenses were $5.9 million (6.9% of net sales) in fiscal 2004, down 4.6% from $6.1 million (8.1% of net sales) for fiscal 2003. Research and development expenditures fell in fiscal 2004 compared to the prior year due to a significantly higher level of customer funded development activity in the Space and Defense group, resulting in a higher level of engineering costs being included in cost of goods sold.

General and Administrative. General and administrative expenses increased 4.0% to $8.7 million (10.3% of net sales) for fiscal 2004, from $8.4 million (11.1% of net sales) for fiscal year 2003. This increase resulted primarily from rising administrative costs due to compliance with Sarbanes-Oxley regulations, a rise in corporate donations to a local university to support development of new microwave engineering talent, and a one-time charge of $350,000 to recognize the cost of settling the existing lease of Amitron's facility in North Andover, Massachusetts net of offsetting decreases resulting from fiscal 2004 cost cutting initiatives.

Restructuring. There were no restructuring charges in fiscal 2004. In fiscal 2003, the Company recorded a restructuring charge of $795,000 related to the Company's restructuring plans at its RF Power and Anaren Microwave, Inc. subsidiaries. These plans were primarily aimed at reducing the cost of excess personnel and included the termination of 46 employees.

Operating Income. Operating income increased in fiscal 2004 to $8.7 million (10.2% of sales) from $2.2 million (2.9% of net sales) for fiscal 2003. On a reporting segment basis, Wireless operating income was $4.4 million for fiscal 2004, an improvement of $6.9 million from a Wireless operating loss of ($2.5 million) for fiscal 2003. The main reasons for the increase in Wireless income in fiscal 2004 were the Company's restructuring and cost reduction activities in the second half of fiscal 2003 (which lowered Wireless operating costs), the discontinuation of some unprofitable and low margin wireless ferrite products, and the $11.5 million increase in Wireless sales in fiscal 2004 compared to fiscal 2003.

Space and Defense operating income fell $412,000 in fiscal 2004 to $4.3 million, compared to $4.7 million in fiscal 2003. This decrease resulted from the lower sales volume and a change in product mix during fiscal 2004 compared to fiscal 2003. Fiscal 2004 sales included more volume attributable to military programs, while sales for fiscal 2003 consisted of more profitable shipments for commercial space programs.

Other Income. Other income is primarily interest income received on invested cash balances. Other income decreased 24.1% to $1.7 million (2.0% of net sales) for fiscal 2004, from $2.2 million (2.9% of net sales) for fiscal 2003. This decrease was caused by the decline in market interest rates in fiscal 2004 brought about by reductions in the Federal Funds rate, and the decrease in investable cash balances due to the $22.1 million expenditure to repurchase shares of the Company's common stock for Treasury shares during fiscal 2004.

Income Taxes. Income taxes for fiscal 2004 were $2.7 million (3.2% of net sales), representing an effective tax rate of 26.1%. This compares to income tax expense of $798,000 (1.1% of net sales) for fiscal 2003, representing an effective tax rate of 18.2%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income, federal tax credits and export tax benefits in relation to the anticipated levels of taxable income for the entire fiscal year.

Discontinued Operations. During the first quarter of fiscal 2004, the Company announced its decision to dispose of its Anaren Europe operation, ceased production at the Netherlands facility and liquidated the remaining net assets. The results of operations for Anaren Europe for both the current and prior years have been reclassified as discontinued operations in the statement of earnings. Discontinued operations for the year ended June 30, 2004 included a loss from discontinued operations of ($1.5) million and a tax benefit of $1.8 million from the write-off of the Company's investment resulting in a net gain of $290,000. For fiscal 2003, the Company had a net loss from discontinued operations of ($8.0) million and a tax benefit of $662,000 resulting in a net loss of ($7.4) million.

Critical Accounting Policies

The methods, estimates and judgments management uses in applying the Company's most critical accounting policies have a significant impact on the results reported in the Company's financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of Anaren's financial condition and results, and that require management to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical policies include: valuation of accounts receivable, which impacts general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles and long-lived assets; and accounting for income taxes, which impacts the valuation allowance and the effective tax rate. Management reviews the estimates, including, but not limited to, allowance for doubtful accounts, inventory reserves and income tax valuations on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could and have differed at times from these estimates.

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

Goodwill is tested annually during the fourth fiscal quarter, or sooner if indicators of impairment exist, for impairment by the Company at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired (the fair value of the reporting unit is less than the carrying amount), the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill and, if it is less, the Company would then recognize an impairment loss.

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

Liquidity and Capital Resources

Net cash provided by operations for the years ended June 30, 2005, 2004 and 2003 was $8.4 million, $15.2 million and $12.2 million, respectively. The positive cash flow from operations was due primarily to profit before depreciation in each year. In both fiscal 2005 and 2004, the positive cash flow from earnings was offset by a combined rise in receivables and inventory in each year of $3.8 million and $6.5 million, respectively. In fiscal 2003, cash flows were increased due to a combined $7.3 million decline in receivables and inventory.

Net cash provided by investing activities for fiscal 2005 was $11.9 million and consisted of net maturities of marketable debt securities of $18.1 million and proceeds from the sale of Celeritek, Inc. equity securities of $2.7 million, net of capital expenditures of $9.1 million, including $4.8 million for the new Salem, New Hampshire facility.

Net cash provided by investing activities for fiscal 2004 was $17.5 million and consisted of net maturities of marketable debt securities of $16.8 million, and a return of capital dividend on Celeritek, Inc. equity securities of $3.5 million, less $4.3 million used to fund capital equipment acquisitions. Additionally, in fiscal 2004, $1.5 million was generated by the discontinued operations in Europe from proceeds from the auction sale of surplus capital equipment. Net cash used in investing activities in fiscal 2003 was $8.6 million and consisted of $3.9 million used to acquire capital equipment and net purchases of marketable debt securities amounting to $4.0 million.

Net cash used in financing activities in fiscal 2005, 2004 and 2003 was $37.7 million, $20.5 million and $5.1 million, respectively. In fiscal 2005, $225,000 was provided by the exercise of stock options and $37.9 million was expended to repurchase 3.2 million shares of the Company's common stock under the Board approved repurchase plan.

Of the fiscal 2004 amount, $1.6 million was provided by the exercise of stock options and $22.1 million was used to repurchase 1.6 million shares of the Company's common stock under a previously approved repurchase plan. And in fiscal 2003, $248,000 was generated from the exercise of stock options and $5.4 million was expended to repurchase 643,000 of the Company's common stock.

The company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At June 30, 2005, there were 1,774,464 shares remaining under the current Board repurchase authorization.

At June 30, 2005, the Company had approximately $82.0 million in cash, cash equivalents, and marketable securities and no debt, and has had positive operating cash flow for over nine years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                    Less
                                     Total        Than 1 Yr.      2 - 3 Yrs.   4 - 5 Yrs.    Over 5 Yrs.
                                     -----        ----------      ----------   ----------    -----------
                                                          Payment Due by Period
                                                          ---------------------
Contractual obligations
-----------------------
Operating leases -- facilities     $4,249,304      $517,450      $1,023,301     $942,105     $1,766,448
Deferred compensation                 392,037        65,000         130,000      130,000         67,037

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R at the beginning of the first quarter of fiscal 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after July 30, 2005. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. At June 30, 2005, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was $6,928,000. Upon adoption of SFAS 123R, a majority of this amount will be recognized over the remaining 1-4 year vesting period of these options.

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

In May 2005, the FASB published Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, Statement 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle. Statement 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 (the Company's fiscal 2007). Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005 (the Company's fiscal 2006).

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

As of June 30, 2005, the Company had cash, cash equivalents and marketable securities of $82.0 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from June 30, 2005 rates, or 0.225%, would have reduced net income and cash flow by approximately $46,000, or $0.002 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

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

      2. Management's Report on Internal Control over Financial Reporting. Anaren's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. For the fiscal year ended June 30, 2005, the Company engaged the accounting firm of Fust Charles Chambers LLP to help the Company document its internal controls over financial reporting.

            A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

            All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of inherent limitations due to, for example, the potential for human error or circumvention of controls, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            Anaren's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
            (COSO) in Internal Control - Integrated framework. Based on its assessment, management believes that, as of June 30, 2005, the Company's internal control over financial reporting is effective based on those criteria.

            Anaren's independent registered public accounting firm, KPMG LLP, has issued a report on the Company's assessment of its internal control over financial reporting. This report appears below.

      3.    Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Anaren, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Anaren, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control
- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Anaren, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Anaren, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Anaren, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anaren, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated August 31, 2005 expressed an unqualified opinion on those consolidated financial statements.

                                                                    /s/ KPMG LLP

Syracuse, New York
August 31, 2005

      4. Changes in internal controls. During the period covered by this Annual Report on Form 10-K, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2005 Annual Meeting of Shareholders and is incorporated by reference herein. Certain information regarding executive officers of the Company required by this Item is included in Item 4A hereof.

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

Item 11. Executive Compensation

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2005 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Information required by this Item is contained in the Company's proxy statement filed with respect to the 2005 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2005 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2005 Annual Meeting of Shareholders and is incorporated by reference herein.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   1. and 2.   Financial Statements and Schedules:
                  Reference is made to the Index of Financial Statements hereinafter contained
      3.          Exhibits:
                  Reference is made to the list of Exhibits hereinafter contained
(b)   Current Reports on Form 8-K:
      The Company filed a Current Report on Form 8-K on April 29, 2005 with respect to its results of operations for the third quarter ended March 31, 2005. The Company filed a Current Report on Form 8-K on May 12, 2005 announcing that the Board of Directors had increased the authorization under the Company's share repurchase program.
(c)   Exhibits:

      Index to Exhibits

Exhibit No.                              Description
-----------                              -----------

    3.1     Certificate of Incorporation, as amended (1)
    3.2     Restated By-Laws (2)
    4.1     Specimen Certificate of Common Stock (3)
    4.2     Shareholder Protection Rights Agreement dated as of April 20, 2001, between the Company and American Stock Transfer & Trust Company,
            including forms of Rights Certificate and Election to Exercise (4)
    10.1    Employment Agreement, dated as of July 1, 2001, between the Company and Lawrence A. Sala (5)
    10.2    Pension Plan and Trust (6)
    10.3    Anaren Microwave, Inc. Incentive Stock Option Plan, as amended (7)
    10.4    Anaren Microwave, Inc. 1989 Non-statutory Stock Option Plan, as amended (8)
    10.5    Credit Facility Agreement, dated as of December 23, 1997, between the Company and Manufacturers and Traders Trust Company, together with the Revolving Credit Note dated December 23, 1997 executed by the Company in favor of Manufacturers and Traders Trust Company (9)
    10.8    Amendment dated January 1, 2002 to Credit Facility Agreement, dated as of December 23, 1997, between the Company and Manufacturers and
            Traders Trust Company (10)
    10.8    Anaren Microwave, Inc. Incentive Stock Option Plan for Key Employees
            (11)
    10.9    Anaren Microwave, Inc. Stock Option Plan (12)
    10.10   Form of Change of Control Agreements dated March 15, 2002 with
            Joseph Porcello, Mark Burdick, Timothy Ross, Stanley Slingerland and
            Gert Thygesen (13)
    10.11   Employment Agreement, dated as of August 31, 2001, between the
            Company and Raymond C. Simione (14)
    10.12   Employment Agreement, dated as of February 14, 2004, between the
            Company and Carl W. Gerst, Jr. (15)
    10.13   Anaren, Inc. Comprehensive Long-term Incentive Plan (16)
    21      Subsidiaries of the Company
    23      Consent of KPMG LLP
    31      Rule 13a-14(a) Certifications
    32      Section 1350 Certifications

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

(16) Incorporated herein by reference to Appendix A to the Company's definitive proxy statement for its 2004 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 17, 2004.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANAREN, INC.

                                    /s/ LAWRENCE A. SALA
                                    ----------------------
                                    Name: Lawrence A. Sala
                                    Title: President and Chief Executive Officer

Date: September 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                Title                           Date
           ---------                -----                           ----
/s/ Lawrence A. Sala     President, Chief Executive Officer   September 12, 2005
                         and Chairman of the Board, Director
                         (Principal Executive Officer)

/s/ Joseph E. Porcello   Vice President of Finance and        September 12, 2005
                         Treasurer (Principal Financial
                         and Accounting Officer)

/s/ Carl W. Gerst, Jr.   Chief Technical Officer,             September 12, 2005
                         Vice Chairman of the Board
                         and Director

/s/ Herbert I. Corkin    Director                             September 12, 2005

/s/ Dale F. Eck          Director                             September 12, 2005

/s/ Matthew S. Robison   Director                             September 12, 2005

/s/ David Wilemon        Director                             September 12, 2005

/s/James Gould           Director                             September 12, 2005

                          ANAREN, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2005 and 2004

                  (With Report of Independent Registered Public
                            Accounting Firm Thereon)

                          ANAREN, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page

Report of Independent Registered Public Accounting Firm                       35

Consolidated Balance Sheets as of June 30, 2005 and 2004                      36

Consolidated Statements of Operations for the years
  ended June 30, 2005, 2004, and 2003                                         37

Consolidated Statements of Stockholders' Equity and
  Comprehensive Income (Loss) for the years
  ended June 30, 2005, 2004, and 2003                                         38

Consolidated Statements of Cash Flows for the years
  ended June 30, 2005, 2004, and 2003                                         39

Notes to Consolidated Financial Statements                               40 - 70

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Anaren, Inc and Subsidiaries:

We have audited the consolidated financial statements of Anaren, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anaren, Inc.'s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 31, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

Syracuse, New York
August 31, 2005

                                                                    /s/ KPMG LLP

                          ANAREN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 2005 and 2004

                Assets                               2005             2004
                                                 -------------    -------------
Current assets:
  Cash and cash equivalents                      $   5,900,841    $  23,303,263
  Securities available for sale (note 5)            16,200,000       27,712,134
  Securities held to maturity (note 5)              36,307,880       34,326,499
  Receivables, less allowance for doubtful
    accounts of $213,099 and $145,500 in
    2005 and 2004, respectively                     14,780,146       13,812,853
  Inventories (note 6)                              19,403,348       16,608,055
  Other receivables                                  1,144,680        1,040,838
  Prepaid expenses                                     662,247          995,590
  Deferred income taxes (note 19)                      686,411        1,037,103
  Other current assets                                 423,000          230,784
                                                 -------------    -------------
      Total current assets                          95,508,553      119,067,119

Securities available for sale (note 5)               3,500,000        9,800,000
Securities held to maturity (note 5)                20,100,547       25,313,068
Property, plant, and equipment, net (note 7)        24,983,653       21,342,554
Goodwill (note 3)                                   30,715,861       30,715,861
Other intangible assets, net of accumulated
  amortization of $2,351,725 and $1,781,080
  in 2005 and 2004, respectively (notes 1
  and 3)                                               673,241        1,243,886
                                                 -------------    -------------
      Total assets                               $ 175,481,855    $ 207,482,488
                                                 =============    =============
   Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                               $   6,077,313    $   7,198,252
  Accrued expenses (note 8)                          2,331,885        3,092,370
  Income taxes payable                               1,501,088        1,331,895
  Customer advance payments                                 --          411,486
  Other current liabilities (note 10)                1,044,759        1,045,784
                                                 -------------    -------------
      Total current liabilities                     10,955,045       13,079,787

Deferred income taxes (note 19)                      1,627,304        1,584,251
Pension and postretirement benefit
  obligation (notes 17 and 18)                       3,253,188        2,012,992
Other liabilities (note 10)                            567,755          441,190
                                                 -------------    -------------
      Total liabilities                             16,403,292       17,118,220
                                                 -------------    -------------
Commitments and concentrations (notes 20,
  21, and 22)

Stockholders' equity:
  Common stock, $0.01 par value. Authorized
    200,000,000 shares (notes 12 and 16);
    issued 26,070,804 and 25,950,704 in 2005
    and 2004, respectively                             260,708          259,507
  Additional paid-in capital                       171,333,975      171,165,180
  Unearned compensation (note 14)                     (248,578)         (95,388)
  Retained earnings                                 58,659,807       51,247,271
  Accumulated other comprehensive income
    (loss) (note 15)                                  (747,539)          41,110
                                                 -------------    -------------
                                                   229,258,373      222,617,680
  Less cost of 8,553,058 and 5,400,026
    treasury shares in 2005 and 2004,
    respectively                                    70,179,810       32,253,412
                                                 -------------    -------------
      Total stockholders' equity                   159,078,563      190,364,268
                                                 -------------    -------------
      Total liabilities and stockholders'
        equity                                   $ 175,481,855    $ 207,482,488
                                                 =============    =============

See accompanying notes to consolidated financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    Years ended June 30, 2005, 2004, and 2003

                                                                             2005                   2004                   2003
                                                                         ------------           ------------           ------------
Net sales                                                                $ 94,461,065           $ 85,078,939           $ 75,520,020
Cost of sales                                                              64,590,866             55,069,793             51,820,520
                                                                         ------------           ------------           ------------
      Gross profit                                                         29,870,199             30,009,146             23,699,500
                                                                         ------------           ------------           ------------
Operating expenses:
  Marketing                                                                 6,857,974              6,723,478              6,160,557
  Research and development                                                  6,287,514              5,860,493              6,140,157
  General and administrative                                                8,685,332              8,731,580              8,392,023
  Restructuring (note 9)                                                      458,335                     --                794,527
                                                                         ------------           ------------           ------------
      Total operating expenses                                             22,289,155             21,315,551             21,487,264
                                                                         ------------           ------------           ------------
      Operating income                                                      7,581,044              8,693,595              2,212,236
                                                                         ------------           ------------           ------------
Other income (expense):
  Interest expense                                                            (29,422)               (10,195)               (49,950)
  Other, primarily interest income                                          1,598,914              1,678,414              2,210,482
                                                                         ------------           ------------           ------------
      Total other income, net                                               1,569,492              1,668,219              2,160,532
                                                                         ------------           ------------           ------------
      Income before income taxes                                            9,150,536             10,361,814              4,372,768
Income tax expense (note 19)                                                1,738,000              2,695,000                798,268
                                                                         ------------           ------------           ------------
      Income from continuing operations                                     7,412,536              7,666,814              3,574,500

Discontinued operations:
  Loss from discontinued operations of
    Anaren Europe (note 4)                                                         --             (1,509,686)            (8,029,222)
  Income tax benefit                                                               --             (1,800,000)              (662,268)
                                                                         ------------           ------------           ------------
      Net income (loss) from discontinued
        operations                                                                 --                290,314             (7,366,954)
                                                                         ------------           ------------           ------------
      Net income (loss)                                                  $  7,412,536           $  7,957,128           $ (3,792,454)
                                                                         ============           ============           ============
Basic net income (loss) per common and
  common equivalent share:
  Income from continuing operations                                      $       0.38           $       0.37           $       0.16
  Income (loss) from discontinued operations                                       --                   0.01                  (0.33)
                                                                         ------------           ------------           ------------
      Net income (loss)                                                  $       0.38           $       0.38           $      (0.17)
                                                                         ============           ============           ============
Diluted net income (loss) per common and
  common equivalent share:
  Income from continuing operations                                      $       0.37           $       0.35           $       0.16
  Income (loss) from discontinued operations                                       --                   0.01                  (0.33)
                                                                         ------------           ------------           ------------
      Net income (loss)                                                  $       0.37           $       0.36           $      (0.17)
                                                                         ============           ============           ============
Shares used in computing net income (loss)
  per common and common equivalent share:
    Basic                                                                  19,346,491             21,026,001             22,214,181
    Diluted                                                                19,831,710             21,807,538             22,701,245

See accompanying notes to consolidated financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                    Years ended June 30, 2005, 2004, and 2003

                                                                                   Common stock     Additional
                                                                   Comprehensive  -------------       paid-in          Unearned
                                                                   income (loss)      Amount          capital        compensation
                                                                  --------------  -------------    -------------    --------------
Balance at June 30, 2002                                                          $     256,364    $ 168,901,645    $  (1,086,669)
Comprehensive income (loss):
  Net income (loss)                                               $  (3,792,454)             --               --               --
  Other comprehensive income
    (loss):
    Foreign currency translation
      adjustment                                                         (8,072)             --               --               --
    Minimum pension liability
      adjustment, net of tax
      benefit of $456,355                                              (885,867)             --               --               --
    Unrealized gain on securities
      available-for-sale                                                505,039              --               --               --
                                                                  -------------
      Other comprehensive loss                                         (388,900)             --               --               --
                                                                  -------------
      Total comprehensive income
        (loss)                                                    $  (4,181,354)
                                                                  =============
Purchase of treasury stock                                                                   --               --               --
Stock options exercised (note 13)                                                           513          247,522               --
Tax benefit from exercise of
  stock options (note 19)                                                                    --           71,477               --
Amortization of unearned
  compensation (note 14)                                                                     --               --          575,640
Forfeiture of restricted stock
  grants                                                                                    (59)        (253,691)         129,441
Tax impact of restricted stock
  activity                                                                                   --         (161,800)              --
                                                                                  -------------    -------------    -------------
Balance at June 30, 2003                                                                256,818      168,805,153         (381,588)
Comprehensive income (loss):
  Net income (loss)                                               $   7,957,128              --               --               --
  Other comprehensive income
    (loss):
    Foreign currency translation
      adjustment                                                         56,426              --               --               --
    Minimum pension liability
      adjustment, net of tax
      of $255,181                                                       424,345              --               --               --
    Unrealized gain on securities
      available-for-sale                                                777,300              --               --               --
                                                                  -------------
      Other comprehensive income                                      1,258,071              --               --               --
                                                                  -------------
      Total comprehensive income
        (loss)                                                    $   9,215,199
                                                                  =============
Purchase of treasury stock                                                                   --               --               --
Stock options exercised (note 13)                                                         2,689        1,562,397               --
Tax benefit from exercise of
  stock options (note 19)                                                                    --          797,630               --
Amortization of unearned
  compensation (note 14)                                                                     --               --          286,200
                                                                                  -------------    -------------    -------------
Balance at June 30, 2004                                                                259,507      171,165,180          (95,388)
Comprehensive income (loss):
  Net income (loss)                                               $   7,412,536              --               --               --
  Other comprehensive income
    (loss):
    Foreign currency translation
      adjustment                                                          1,950              --               --               --
    Minimum pension liability
      adjustment, net of tax
      benefit of $468,112                                              (917,734)             --               --               --
    Unrealized gain on sale of
      securities available-for-sale                                     127,135              --               --               --
                                                                  -------------
      Other comprehensive loss                                         (788,649)             --               --               --
                                                                  -------------
      Total comprehensive income
        (loss)                                                    $   6,623,887
                                                                  =============

Purchase of treasury stock                                                                   --               --               --
Stock options exercised (note 13)                                                           985          223,762               --
Tax benefit from exercise of
  stock options (note 19)                                                                    --           29,308               --
Issuance of restricted stock                                                                235          319,365         (319,600)
Forfeiture of restricted stock                                                              (19)        (100,681)              --
Amortization of unearned
  compensation (note 14)                                                                     --               --          166,410
Tax impact of restricted stock
  activity                                                                                   --         (302,959)              --
                                                                                  -------------    -------------    -------------
Balance at June 30, 2005                                                          $     260,708    $ 171,333,975    $    (248,578)
                                                                                  =============    =============    =============

                                                                                   Accumulated
                                                                                      other        Treasury stock       Total
                                                                     Retained     comprehensive    -------------    stockholders'
                                                                     earnings     income (loss)       Amount           equity
                                                                  --------------  -------------    -------------    -------------
Balance at June 30, 2002                                          $  47,082,597   $    (828,061)   $  (4,772,638)   $ 209,553,238
Comprehensive income (loss):
  Net income (loss)                                                  (3,792,454)             --               --       (3,792,454)
  Other comprehensive income
    (loss):
    Foreign currency translation
      adjustment                                                             --              --               --               --
    Minimum pension liability
      adjustment, net of tax
      benefit of $456,355                                                    --              --               --               --
    Unrealized gain on securities
      available-for-sale                                                     --              --               --               --

      Other comprehensive loss                                               --        (388,900)              --         (388,900)

      Total comprehensive income
        (loss)

Purchase of treasury stock                                                   --              --       (5,383,522)      (5,383,522)
Stock options exercised (note 13)                                            --              --               --          248,035
Tax benefit from exercise of
  stock options (note 19)                                                    --              --               --           71,477
Amortization of unearned
  compensation (note 14)                                                     --              --               --          575,640
Forfeiture of restricted stock
  grants                                                                     --              --               --         (124,309)
Tax impact of restricted stock
  activity                                                                   --              --               --         (161,800)
                                                                  -------------   -------------    -------------    -------------
Balance at June 30, 2003                                             43,290,143      (1,216,961)     (10,156,160)     200,597,405
Comprehensive income (loss):
  Net income (loss)                                                   7,957,128              --               --        7,957,128
  Other comprehensive income
    (loss):
    Foreign currency translation
      adjustment                                                             --              --               --               --
    Minimum pension liability
      adjustment, net of tax
      of $255,181                                                            --              --               --               --
    Unrealized gain on securities
      available-for-sale                                                     --              --               --               --

      Other comprehensive income                                             --       1,258,071               --        1,258,071

      Total comprehensive income
        (loss)

Purchase of treasury stock                                                   --              --      (22,097,252)     (22,097,252)
Stock options exercised (note 13)                                            --              --               --        1,565,086
Tax benefit from exercise of
  stock options (note 19)                                                    --              --               --          797,630
Amortization of unearned
  compensation (note 14)                                                     --              --               --          286,200
                                                                  -------------   -------------    -------------    -------------
Balance at June 30, 2004                                             51,247,271          41,110      (32,253,412)     190,364,268
Comprehensive income (loss):
  Net income (loss)                                                   7,412,536              --               --        7,412,536
  Other comprehensive income
    (loss):
    Foreign currency translation
      adjustment                                                             --              --               --               --
    Minimum pension liability
      adjustment, net of tax
      benefit of $468,112                                                    --              --               --               --
    Unrealized gain on sale of
      securities available-for-sale                                          --              --               --               --

      Other comprehensive loss                                               --        (788,649)              --         (788,649)

      Total comprehensive income
        (loss)

Purchase of treasury stock                                                   --              --      (37,926,398)     (37,926,398)
Stock options exercised (note 13)                                            --              --               --          224,747
Tax benefit from exercise of
  stock options (note 19)                                                    --              --               --           29,308
Issuance of restricted stock                                                 --              --               --               --
Forfeiture of restricted stock                                               --              --               --         (100,700)
Amortization of unearned
  compensation (note 14)                                                     --              --               --          166,410
Tax impact of restricted stock
  activity                                                                   --              --               --         (302,959)
                                                                  -------------   -------------    -------------    -------------
Balance at June 30, 2005                                          $  58,659,807   $    (747,539)   $ (70,179,810)   $ 159,078,563
                                                                  =============   =============    =============    =============

See accompanying notes to consolidated financial statements.

                          ANAREN, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 2005, 2004, and 2003

                                                                          2005                    2004                    2003
                                                                      -------------           -------------           -------------
Cash flows from operating activities:
  Net income (loss)                                                   $   7,412,536           $   7,957,128           $  (3,792,454)
  Net income (loss) from discontinued
    operations                                                                   --                 290,314              (7,366,954)
                                                                      -------------           -------------           -------------
        Net income from continuing
          operations                                                      7,412,536               7,666,814               3,574,500
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                                                          4,887,154               4,296,999               3,904,308
    Impairment loss                                                         272,118                      --                      --
    Loss on sale of equipment                                                98,332                      --                      --
    Loss on sale of equity securities                                       342,715                      --                      --
    Amortization of intangibles                                             570,645                 709,539                 499,539
    Deferred income taxes                                                   558,902                (140,784)              1,094,390
    Unearned compensation                                                    65,710                 286,200                 451,331
    Provision for doubtful accounts                                          67,599                 (16,532)                 53,243
    Tax benefit from exercise of
      stock options                                                          29,308                 797,630                 (90,323)
    Changes in operating assets and
      liabilities, net of acquisition:
      Receivables                                                        (1,034,892)             (5,071,555)              3,408,410
      Inventories                                                        (2,795,293)             (1,426,801)              3,933,842
      Other receivables                                                    (103,842)                 91,484                 383,207
      Other current assets, including
        prepaids                                                            141,127                (405,611)               (233,872)
      Refundable income taxes                                                    --                 876,220                (876,220)
      Accounts payable                                                   (1,120,939)              3,379,732                (109,542)
      Accrued expenses                                                     (760,485)                919,259                (134,591)
      Income taxes payable                                                  169,193               3,065,301                (464,263)
      Customer advance payments                                            (411,486)                411,486                (244,831)
      Other liabilities                                                     142,849               1,468,336                  15,237
      Pension and postretirement
        benefit obligation                                                 (162,963)             (1,290,722)                440,706
                                                                      -------------           -------------           -------------
        Net cash provided by operating
          activities from continuing
          operations                                                      8,368,288              15,616,995              15,605,071
  Net cash used in operating activities
    from discontinued operations                                                 --                (404,886)             (3,366,389)
                                                                      -------------           -------------           -------------
        Net cash provided by operating
          activities                                                      8,368,288              15,212,109              12,238,682
                                                                      -------------           -------------           -------------
Cash flows from investing activities:
  Capital expenditures                                                   (9,058,703)             (4,274,681)             (3,899,549)
  Proceeds from sale of equity securities                                 2,746,130                      --                      --
  Proceeds from sale of fixed assets                                        160,000                      --                      --
  Dividend return of capital in
    equities held for resale                                                     --               3,497,850                      --
  Maturities of marketable debt
    securities                                                          117,321,661             194,358,406             203,186,757
  Purchase of marketable debt and
    equity securities                                                   (99,240,097)           (177,570,000)           (205,645,297)
  Purchase of equity securities                                                  --                      --              (1,356,279)
                                                                      -------------           -------------           -------------
        Net cash provided by (used in)
          investing activities from
          continuing operations                                          11,928,991              16,011,575              (7,714,368)
  Net cash provided by (used in)
    investing activities from
    discontinued operations                                                      --               1,492,657                (883,517)
                                                                      -------------           -------------           -------------
        Net cash provided by (used in)
          investing activities                                           11,928,991              17,504,232              (8,597,885)
                                                                      -------------           -------------           -------------
Cash flows from financing activities:
  Stock options exercised                                                   224,747               1,565,086                 248,035
  Purchase of treasury stock                                            (37,926,398)            (22,097,252)             (5,383,522)
                                                                      -------------           -------------           -------------
        Net cash used in financing
          activities from continuing
          operations                                                    (37,701,651)            (20,532,166)             (5,135,487)
  Net cash used in financing activities
    from discontinued operations                                                 --                      --                      --
                                                                      -------------           -------------           -------------
        Net cash used in financing
          activities                                                    (37,701,651)            (20,532,166)             (5,135,487)
                                                                      -------------           -------------           -------------
Effect of exchange rates                                                      1,950                  56,426                  (8,072)
                                                                      -------------           -------------           -------------
        Net increase (decrease) in
          cash and cash equivalents                                     (17,402,422)             12,240,601              (1,502,762)
Cash and cash equivalents at beginning
  of year                                                                23,303,263              11,062,662              12,565,424
                                                                      -------------           -------------           -------------
Cash and cash equivalents at end of year                              $   5,900,841           $  23,303,263           $  11,062,662
                                                                      =============           =============           =============
Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
    Interest                                                          $      29,422           $       7,519           $      50,610

See accompanying notes to consolidated financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

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

      (c)   Revenue Recognition

            The Company generally recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. A small percentage of sales are derived from fixed-price contracts for the sale of engineering design and development efforts for space and defense electronics products. Sales and estimated profits under long-term contracts are recognized according to customer contractual milestones on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.

      (d)   Cash Equivalents

            Cash equivalents of $3,470,927 and $20,407,660 at June 30, 2005 and 2004, respectively, consist of certificates of deposit and money market instruments having original maturities of three months or less. Cash equivalents are stated at cost which approximates fair value.

      (e)   Marketable Securities

            The Company classifies its securities as either available-for-sale or held to maturity, as the Company does not hold any securities considered to be trading. Held to maturity securities are those debt securities for which the Company has the positive intent and the ability to hold until maturity. All other securities not included in held to maturity are classified as available-for-sale. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.

            Held to maturity securities are recorded at amortized cost adjusted for the amortization of accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as accumulated other comprehensive income or loss until realized.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

            The Company invests its excess cash principally in municipal bonds, commercial paper, corporate bonds and notes, and U.S. government agency securities. The Company also invests in auction rate securities. Auction rate securities have long-term underlying maturities. However, the market is highly liquid and the interest rates reset ever 7, 28, or 35 days. In prior years, the Company classified a portion of its auction rate securities as cash equivalents; however, such amounts have been reclassified as available-for-sale securities for all periods presented in this report.

            A decline in the fair value of any available-for-sale or held to maturity security, that is deemed other than temporary, is charged to earnings resulting in the establishment of a new cost basis for the security, and dividend and interest income are recognized when earned.

      (f)   Trade Accounts Receivable

            Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

            Goodwill is tested annually for impairment at the reporting unit level in the fourth quarter of the Company's fiscal year, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. No impairment losses were recorded through June 30, 2005.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

      (j)   Long-Lived Assets

            The Company accounts for long-lived assets, excluding goodwill, in accordance with the provisions of Statement 144, Impairment on Disposal of Long-Lived Assets. Statement 144 sets forth criteria to determine when a long-lived asset is held for sale. Such criteria specify that the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets. In addition, the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, generally within one year. Statement 144 requires recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. An impairment loss is measured as the difference between the carrying amount and fair value of the asset. The Company evaluates its long-lived assets if impairment indicators arise.

      (k)   Net Income Per Share

            Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans described in notes 13 and 14. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 1,927,922, 583,582, and 1,868,680 at June 30, 2005, 2004, and 2003,
            respectively. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

            The following table sets forth the computation of basic and diluted earnings per share as of June 30:

                                         2005           2004           2003
                                     ------------   ------------   ------------
Numerator:
  Earnings (loss) available
    to  common stockholders          $  7,412,536   $  7,957,128   $ (3,792,454)
                                     ============   ============   ============
Denominator:
  Denominator for basic
    earnings per share:
    Weighted average shares
      outstanding                      19,346,491     21,026,001     22,214,181
                                     ============   ============   ============
Denominator for diluted
  earnings per share:
  Weighted average shares
    outstanding                        19,346,491     21,026,001     22,214,181
  Common stock options and
    restricted stock                      485,219        781,537        487,064
                                     ------------   ------------   ------------
    Weighted average shares
      and conversions                  19,831,710     21,807,538     22,701,245
                                     ============   ============   ============

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

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

      (n)   Financial Instruments

            The Company's financial instruments, which include cash and cash equivalents, receivables, and accounts payable, are stated at cost which approximates fair value at June 30, 2005 and 2004. The Company's available-for-sale equity securities are stated at their fair value, as determined by quoted market prices on June 30, 2005. The Company's marketable debt securities are stated at amortized cost, and their fair values, as determined by quoted market prices, are presented in note 5.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

      (o)   Stock-Based Compensation

            At June 30, 2005 the Company had a stock-option based employee compensation plan, which is described more fully in note 13. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-option based employee compensation.

                                               Year ended June 30
                                -----------------------------------------------
                                     2005            2004             2003
                                -------------    -------------    -------------
Net income (loss), as
  reported                      $   7,412,536    $   7,957,128    $  (3,792,454)
Deduct total stock option
  based employee compensation
  expense determined under fair
  value based method for all
  awards, net of related tax
  effects                          (5,523,596)      (7,114,460)      (5,919,733)
                                -------------    -------------    -------------
Pro forma net income (loss)     $   1,888,940    $     842,668    $  (9,712,187)
                                =============    =============    =============
Earnings (loss) per share:
  Basic - as reported           $        0.38    $        0.38    $       (0.17)
  Basic - pro forma                      0.10             0.04            (0.44)
  Diluted - as reported                  0.37             0.36            (0.17)
  Diluted - pro forma                    0.10             0.04            (0.43)

            In the aforementioned table, the stock-option-based employee compensation expense amounts for fiscal years June 30, 2004 and 2003 have been reduced by $2,216,713 and $2,828,924, respectively, to reflect prior years' forfeitures and cancellations.

            Upon issuance of shares of stock pursuant to the Company's Restricted Stock Program, an unearned compensation charge equivalent to the market value of the shares on the date of grant is charged to stockholders' equity and is amortized over the related share restriction period.

      (p)   Use of Estimates

            The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

      (q)   Recent Pronouncements

            In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, a revision to Statement No. 123, Accounting for Stock-Based Compensation. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R at the beginning of the first quarter of fiscal 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity-based compensation for all new or modified grants after July 30, 2005. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. At June 30, 2005, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was $6,928,000. Upon adoption of SFAS 123R, a majority of this amount will be recognized over the remaining 1-4 year vesting period of these options.

            In November 2004, the FASB published Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 amends the guidance in Chapter 4, "Inventory Pricing" of ARB No. 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges. Statement 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Statement 151 is effective for the Company's 2006 fiscal year and is not expected to have a material impact on the Company's financial statements.

            In May 2005, the FASB published SFAS No. 154, Accounting Changes and Error Corrections. Statement 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle.

            Statement 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 (the Company's fiscal 2007). Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005 (the Company's fiscal
            2006).

      (r)   Reclassifications

            Certain 2004 amounts have been reclassified to conform with the 2005 presentation.

      (s)   Statement of Cash Flows

            Included in the June 30, 2004 net cash used in investing activities is an $847,216 write-off of fully depreciated fixed assets and its related accumulated depreciation.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

(2)   Adoption of Accounting Pronouncements

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

      During 2004, the FASB issued FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 relates to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act), signed into law in December 2003. The Act introduced a prescription drug benefit under Medicare known as Medicare Part D. The Act also established a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During fiscal year 2005, the Company adopted the provisions of FSP 106-2. The reduction in the accumulated postretirement benefit for the subsidy related to benefits attributed to past service as of June 30, 2005 is $547,592.

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

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

      In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project. Adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In December 2003, the FASB issued SFAS No. 132 (revised) Employers' Disclosures about Pensions and Other Postretirement Benefits, which revise employers' disclosures about pension plans and other post retirement benefits. The disclosure provisions are effective for fiscal years ending after June 15, 2004. The Company has provided the required disclosures.

      EITF Issue No 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments must be applied in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for all fiscal years after December 15, 2003. The Company has complied with the disclosure requirements.

(3)   Other Intangible Assets

      Other intangible assets as of June 30 are as follows:

                                                                       2005                                      2004
                                                         --------------------------------          --------------------------------
                                                           Gross                                     Gross
                                                          carrying           Accumulated            carrying           Accumulated
                                                           amount            amortization            amount            amortization
                                                         ----------          ------------          ----------          ------------
Patent                                                   $  574,966           $  431,225           $  574,966           $  359,354
Customer base                                             1,350,000              862,500            1,350,000              637,500
Trade name                                                  320,000              320,000              320,000              302,226
Noncompetition agreements                                   180,000              138,000              180,000              102,000
Favorable lease                                             600,000              600,000              600,000              380,000
                                                         ----------           ----------           ----------           ----------
      Total                                              $3,024,966           $2,351,725           $3,024,966           $1,781,080
                                                         ==========           ==========           ==========           ==========

      During fiscal year 2004, the Company entered an agreement to terminate the lease at its Amitron facility as of August 31, 2004. There was a $600,000 intangible asset associated with this lease due to favorable lease terms that existed when the Company purchased Amitron. The amortization associated with the favorable lease intangible has been accelerated such that it was fully amortized at the termination of the lease.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

      Intangible asset amortization expense for the years ended June 30, 2005, 2004, and 2003 aggregated $570,645, $709,539, and $499,539, respectively.
      Amortization expense related to intangible assets for the next five years is as follows:

                       Year ending June 30:
                         2006                    $332,869
                         2007                     302,874
                         2008                      37,498
                         2009                         --
                         2010                         --

(4)   Discontinued Operations

      On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. After completing production of the remaining customer orders under contract during the first quarter of fiscal 2004, production at Anaren Europe ceased and the remaining net assets of that operations were liquidated through the sale of equipment via auction. The results of operations for Anaren Europe for the prior years have been reclassified as discontinued operations in the statement of operations. Components of the loss from discontinued operations of Anaren Europe for the years ended June 30 are as follows:

                                        2005           2004            2003
                                       -------     -----------      -----------
Net sales                              $    --     $   675,340      $ 4,433,989
Income (expense)                            --      (1,402,737)      (9,742,585)
Impairment charges                          --              --       (2,720,626)
Loss on sale of equipment                   --        (782,289)              --
                                       -------     -----------      -----------
  Net losses from
    discontinued operations            $    --     $(1,509,686)     $(8,029,222)
                                       =======     ===========      ===========

      Included in losses from discontinued operations are impairment charges in the amount of $2,720,626 for the year ending June 30, 2003 attributable to certain assets of Anaren Europe, B.V. The Company performed an evaluation to determine if the fixed assets used by Anaren Europe were subject to an impairment loss as required by FAS 144. It was determined that a possible impairment existed and as a result, the Company had an independent appraisal performed of the assets of Anaren Europe. The basis of this appraisal was current market value in an arm's-length transaction between a willing buyer and seller in an unforced sale. An impairment loss of $2,720,626 was identified, which was recorded as a charge for the year ended June 30, 2003.

      The Company also recorded income tax benefits related to discontinued operations of $1,800,000 and $662,268 for fiscal years ended June 30, 2004 and 2003, respectively.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

(5)   Securities

      The amortized cost and fair value of securities are as follows:

                                                                                         June 30, 2005
                                                           ------------------------------------------------------------------------
                                                                                 Gross               Gross
                                                            Amortized          unrealized         unrealized
                                                               cost              gains              losses              Fair value
                                                           -----------           ------           -----------           -----------
Securities available for sale:
  Auction rate securities                                  $19,700,000           $   --           $        --           $19,700,000
                                                           -----------           ------           -----------           -----------
      Total securities
        available-for-sale                                 $19,700,000           $   --           $        --           $19,700,000
                                                           ===========           ======           ===========           ===========
Securities held to maturity:
  Municipal bonds                                          $37,746,195           $1,702           $  (198,447)          $37,549,450
  Commercial paper                                           2,141,851               --                    --             2,141,851
  Corporate bonds                                           10,792,879              185               (50,276)           10,742,788
  Zero coupon bonds                                          1,977,785               --               (11,205)            1,966,580
  Federal agency bonds                                       3,749,717               --               (21,627)            3,728,090
                                                           -----------           ------           -----------           -----------
      Total securities
        held to maturity                                   $56,408,427           $1,887           $  (281,555)          $56,128,759
                                                           ===========           ======           ===========           ===========

                                                                                         June 30, 2004
                                                           ------------------------------------------------------------------------
                                                                                 Gross               Gross
                                                            Amortized          unrealized         unrealized
                                                               cost              gains              losses              Fair value
                                                           -----------           ------           -----------           -----------
Securities available for sale:
  Common stock                                             $ 3,088,845          $    --           $  (127,135)          $ 2,961,710
  Auction rate securities                                   34,550,424               --                    --            34,550,424
                                                           -----------          -------           -----------           -----------
      Total securities
        available-for-sale                                 $37,639,269          $    --           $  (127,135)          $37,512,134
                                                           ===========          =======           ===========           ===========
Securities held to maturity:
  Municipal bonds                                          $41,270,695          $    --           $  (347,624)          $40,923,071
  Commercial paper                                           2,596,712               83                    --             2,596,795
  Corporate bonds                                            5,581,257           83,188                    --             5,664,445
  Zero coupon bonds                                          5,138,853               --               (21,952)            5,116,901
  Federal agency bonds                                       5,052,050            9,684               (24,720)            5,037,014
                                                           -----------          -------           -----------           -----------
      Total securities
        held to maturity                                   $59,639,567          $92,955           $  (394,296)          $59,338,226
                                                           ===========          =======           ===========           ===========

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

      Contractual maturities of marketable debt securities held to maturity at June 30 are summarized as follows:

                                                                     2005                                        2004
                                                       ---------------------------------           ---------------------------------
                                                                             Fair market                                 Fair market
                                                          Cost                  value                 Cost                  value
                                                       -----------           -----------           -----------           -----------
Within one year                                        $36,307,880           $36,176,998           $34,326,499           $34,268,425
One year to five years                                  20,100,547            19,951,761            25,313,068            25,069,801
                                                       -----------           -----------           -----------           -----------
                 Total                                 $56,408,427           $56,128,759           $59,639,567           $59,338,226
                                                       ===========           ===========           ===========           ===========

      Contractual maturities of auction rate securities available for sale at June 30 are summarized as follows:

                                                                     2005                                        2004
                                                       ---------------------------------           ---------------------------------
                                                                             Fair market                                 Fair market
                                                          Cost                  value                 Cost                  value
                                                       -----------           -----------           -----------           -----------
Within one year                                        $16,200,000           $16,200,000           $24,750,424           $24,750,424
One year to five years                                   3,500,000             3,500,000             9,800,000             9,800,000
                                                       -----------           -----------           -----------           -----------
                 Total                                 $19,700,000           $19,700,000           $34,550,424           $34,550,424
                                                       ===========           ===========           ===========           ===========

      The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities; however, the market is highly liquid and the interest rates reset every 7, 28, or 35 days. In prior years, the Company classified a portion of its auction rate securities as cash equivalents; however, such amounts have been reclassified as available-for-sale securities for all periods presented in this report.

      On July 11, 2002, the Company filed a Schedule 13D with the Securities and Exchange Commission to disclose that it had, through open market purchases, acquired an ownership position of approximately 6.35% of the common stock of Celeritek, Inc. The Company's original investment in Celeritek common stock averaged $8.47 a share and totaled $6.6 million. In March 2004, the Company received a non-taxable return of capital dividend of $4.50 per share reducing the Company's basis in Celeritek to $3.97 per share. On June 30, 2004 the Company's cost basis in Celeritek totaled approximately $3.1 million. The investment had a market value of $3.0 million on June 30, 2004, an increase of $777,300, for the year ended June 30, 2004, which has been recorded as a component of accumulated other comprehensive loss.

      During the first half of fiscal year 2005, the remaining shares of Celeritek were sold and the Company recorded a realized loss of $342,715 that is included in other income in the Company's fiscal 2005 statement of operations. The Company used the average cost method in order to determine the realized loss.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

(6)   Inventories

      Inventories at June 30 are summarized as follows:

                                                  2005                 2004
                                              ------------         ------------
Component parts                               $ 10,369,049         $  9,136,401
Work in process                                  7,709,465            6,138,068
Finished goods                                   2,766,157            2,349,585
                                              ------------         ------------
                                                20,844,671           17,624,054
Reserve for obsolescence                        (1,441,323)          (1,015,999)
                                              ------------         ------------
        Net inventories                       $ 19,403,348         $ 16,608,055
                                              ============         ============

(7)   Property, Plant, and Equipment

      Components of property, plant, and equipment at June 30 consist of the following:

                                                  2005                 2004
                                              ------------         ------------
Land and land improvements                    $  2,207,823         $  1,874,323
Buildings, furniture, and fixtures              16,654,351           13,200,633
Machinery and equipment                         51,680,883           48,213,982
                                              ------------         ------------
                                                70,543,057           63,288,938
Less accumulated depreciation
  and amortization                              45,559,404           41,946,384
                                              ------------         ------------
                                              $ 24,983,653         $ 21,342,554
                                              ============         ============

(8)   Accrued Expenses

      Accrued expenses at June 30 consist of the following:

                                                  2005                 2004
                                              ------------         ------------
Compensation                                  $  1,222,891         $  1,698,411
Commissions                                        620,990              386,075
Restructuring (note 9)                              19,863               32,870
Health insurance                                   271,561              371,010
Lease buyout                                            --              350,000
Other                                              196,580              254,004
                                              ------------         ------------
                                              $  2,331,885         $  3,092,370
                                              ============         ============

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

(9)   Restructuring and Impairment

      Fiscal 2003 Restructuring

      In September 2002, March 2003, April 2003 and June 2003, the Company recorded restructuring and other nonrecurring charges at its Anaren Europe, RF Power and Anaren Microwave, Inc. subsidiaries associated with the Company's strategic restructuring plan. The restructuring plan is designed to improve both financial results and the long-term value of the business. The restructuring charges consisted of workforce reductions and asset write-offs.

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
                                                                      ----------
                                                                      $2,537,291
                                                                      ==========

      Anaren Europe includes charges related to employee separation costs (91 position), and inventory write-offs. On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. Anaren Europe operations were discontinued during the first quarter of fiscal 2004, as described in note 4.

      RF Power and Anaren Microwave, Inc. include employee separation costs (16 and 30 positions, respectively).

      Additionally, the Company recognized asset impairment charges (included in discontinued operations) in the amount of $2,720,626 for the year ending June 30, 2003 attributable to certain assets of Anaren Europe, as discussed in note 4.

      Reconciliation of the restructuring liability is as follows:

                                                                               Year ending June 30, 2003
                                                                           ----------------------------------              Balance
                                                       2003                    Cash                 Noncash                June 30,
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
                                                    ===========            ===========            ===========            ===========

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

                                                                                Year ending June 30, 2004
                                                      Balance              ----------------------------------              Balance
                                                     June 30,                  Cash                 Noncash                June 30,
                                                       2003                expenditures            write-offs               2004
                                                    -----------            ------------           -----------            -----------
Severance                                           $   677,251            $  (644,381)           $        --            $    32,870
Outplacement services and
  other                                                  33,634                (33,634)                    --                     --
                                                    -----------            -----------            -----------            -----------
                                                    $   710,885            $  (678,015)           $        --            $    32,870
                                                    ===========            ===========            ===========            ===========

                                                                                Year ending June 30, 2005
                                                      Balance              ----------------------------------              Balance
                                                     June 30,                  Cash                 Noncash                June 30,
                                                       2004                expenditures            write-offs               2005
                                                    -----------            ------------           -----------            -----------
Severance                                           $    32,870            $   (32,870)           $        --            $        --
                                                    -----------            -----------            -----------            -----------
                                                    $    32,870            $   (32,870)           $        --            $        --
                                                    ===========            ===========            ===========            ===========

      Fiscal 2005 Restructuring

      RF Power Components, Inc.

      On October 26, 2004, the Company announced that in order to accelerate ceramic product growth initiatives and improve operating efficiency, it had decided to consolidate its RF Power operation with the Company's Amitron operation and close RF Power's facility in Bohemia, New York. The consolidated operation, Anaren Ceramics, Inc., operates at the Company's newly acquired Salem, NH facility, which will fully accommodate the current capacity needs of the combined entity as well as significant future growth. The move of the RF Power operation to the Salem, NH facility was completed during the second quarter ended December 31, 2004. As a result of the facility closure and move, the Company recognized consolidation costs of $458,335 for severance and outplacement, $91,000 for lease cancellation (included in general and administrative expense) and $300,000 for additional inventory write-downs (included in cost of sales) during the second quarter. All of RF Power's employees were either terminated or transferred to the New Hampshire facility.

      Additionally, included in general and administrative expenses for the wireless segment is a $272,000 write-down of RF Power Custom automated equipment that became impaired in the third quarter of fiscal year 2005. The remaining market value of the custom equipment was determined based upon quoted values of similar types of equipment.

                                                                                Year ending June 30, 2005
                                                     Balance               -----------------------------------            Balance
                                                     June 30,                 Costs                   Cash                June 30,
                                                       2004                 incurred              expenditures              2005
                                                    -----------            -----------            ------------           -----------
Severance payments                                  $        --            $   391,575            $  (371,712)           $    19,863
Outplacement services and                                    --                 66,760                (66,760)                    --
                                                    -----------            -----------            -----------            -----------
                                                    $        --            $   458,335            $  (438,472)           $    19,863
                                                    ===========            ===========            ===========            ===========

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

(10)  Other Liabilities

      Other liabilities as of June 30 consist of the following:

                                                  2005                 2004
                                              ------------         ------------
Deferred compensation                         $    650,064         $    506,190
Pension liability                                  675,000              750,000
Other                                              287,450              230,784
                                              ------------         ------------
                                                 1,612,514            1,486,974
Less current portion                             1,044,759            1,045,784
                                              ------------         ------------
                                              $    567,755         $    441,190
                                              ============         ============

      During fiscal 1998, the Company implemented a deferred compensation plan for an employee. Under the plan, the Company will pay $65,000 annually for fifteen years upon the employee's retirement or, in the event of death, to the employee's beneficiary. During fiscal 2002, the employee was deceased and the annual compensation is being paid to the former employee's beneficiary.

      In fiscal year 2004, the Company began accruing for a deferred compensation agreement that the Company entered into with an employee in March 2004. Under the terms of this contract the Company has agreed to pay $250,000, annually, to this employee beginning in July 2007.

(11)  Long-Term Debt

      The Company had a $10,000,000 unsecured working capital revolving line of credit bearing interest at prime. The line of credit was cancelled by the Company on September 30, 2002.

      Cash payments for annual fees relating to maintaining the line of credit were $9,375 during fiscal 2003.

(12)  Common Stock

      On December 2, 2000, the Company's shareholders approved an amendment to the Certificate of Incorporation to increase the total number of shares of common stock from 25,000,000 to 200,000,000.

(13)  Stock Option Plans

      Under the Company's Key Employee Incentive Stock Option Plan (Key Employee
      Plan), options are granted at a price not less than fair market value of shares at the date of grant, become exercisable 20% six months from the date of grant and 20% per year thereafter, and must be exercised within ten years of the date of grant.

      In November 2000, the Company  established the  Company-Wide  Stock Option
      Plan (Company-Wide Plan). All Company employees are eligible to participate in the Company-Wide Plan in any given fiscal year, except for employees who have been granted options under the Key Employee Plan in any given fiscal year. Options are granted at a price not less than the fair market value of shares at the date of grant, become exercisable 36 months from the date of grant, and must be exercised within five years of the date of grant.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

      The Company also has a Nonstatutory Stock Option Plan (NSO) which allows for the granting of options to Board members and nonemployees. Under the Plan, shares of common stock were reserved for the granting of options at prices to be determined by the Board (options granted to Board members may not be less than the fair market value on the date of grant). Options become exercisable immediately and must be exercised within five years of the date of grant.

      In November 2004, the shareholders approved the amendment and restatement of the Company's three existing stock option plans, which combined these plans under one single consolidated equity compensation plan, the Anaren, Inc. Comprehensive Long-Term Incentive Plan. The effect of the amendment and restatement was to combine the separate shares pools available for grant under the three existing plans into a single grant pool, expand the type of equity-based awards the Company may grant and extend the term of the combined plan to October 31, 2014. Under the restated plan, the Company may issue incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, performance shares, and performance units. At June 30, 2005, the Company had 1,652,318 shares available for grant under the restated plan.

      Information for the three years ended June 30, 2005 with respect to these plans are as follows:

                                                                       Shares
                                   ----------------------------------------------------------------------------------
                                              ISO                                                                         Weighted
                                   ---------------------------                                                             average
                                      Key             Company-                                            Option          exercise
                                   Employee            Wide              NSO            Total              price            price
                                   ---------          --------         -------        ---------       ---------------      ------
Outstanding at
  June 30, 2002                    2,170,250          131,900          191,500        2,493,650       1.38 to 62.44        $16.15

  Issued                             342,000           37,100           32,000          411,100       8.57 to 10.18          9.46
  Exercised                          (24,300)              --          (27,000)         (51,300)      1.38 to 7.10           4.83
  Expired                            (49,450)         (25,400)              --          (74,850)      9.51 to 53.00         24.96
  Canceled                           (49,220)              --          (12,000)         (61,220)      12.42 to 53.00        26.38
                                   ---------          -------          -------        ---------
Outstanding at
  June 30, 2003                    2,389,280          143,600          184,500        2,717,380       $1.38 to $62.44       14.88

  Issued                             328,500           37,900           29,000          395,400       $14.73 to 17.24       14.77
  Exercised                         (228,250)              --          (40,500)        (268,750)      $1.38 to 16.35         5.81
  Expired                            (23,438)          (1,100)              --          (24,538)      $9.51 to 53.00        23.59
  Canceled                           (14,430)          (8,400)              --          (22,830)      $9.51 to 53.00        28.66
                                   ---------          -------          -------        ---------
Outstanding at
  June 30, 2004                    2,451,662          172,000          173,000        2,796,662       $1.38 to 62.44        15.53

  Issued                             315,500           45,100           29,000          389,600       $12.05 to 13.43       12.05
  Exercised                          (98,460)              --               --          (98,460)      $1.38 to 9.51          1.26
  Expired                           (163,092)         (20,100)         (37,500)        (220,692)      $8.57 to 62.44        26.90
  Canceled                           (34,330)         (50,000)              --          (84,330)      $9.51 to 62.44        11.28
                                   ---------          -------          -------        ---------
Outstanding at
  June 30, 2005                    2,471,280          147,000          164,500        2,782,780       $2.27 to $57.59       14.73
                                   =========          =======          =======        =========
Shares exercisable at
     June 30, 2005                 1,476,188           68,500          164,500        1,709,188       $2.27 to $57.59      $14.89

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

      The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2005:

                    Options outstanding                      Options exercisable
----------------------------------------------------------   -------------------
                                     Weighted     Weighted              Weighted
    Range of                         average      average               average
    exercise                        remaining     exercise              exercise
     prices            Shares     life in years    price       Shares    price
----------------      ---------   -------------   --------   ---------  --------
$  1.00 - $5.00         182,800        1.48        $ 2.45      182,800   $ 2.45
$  5.01 - $15.00      2,207,250        5.70         11.42    1,212,390    10.62
$ 15.01 - $40.00        198,630        5.80         22.22      149,598    20.37
$ 40.01 - $65.00        194,100        4.93         54.48      164,400    53.11
                      ---------                              ---------
                      2,782,780                              1,709,188
                      =========                              =========

      The per share weighted average fair value of stock options granted during fiscal years 2005, 2004, and 2003 was $7.79, $10.78, and $6.48, respectively. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective fiscal year:

                                                    2005       2004       2003
                                                   ------     ------     ------
Expected option life - key employee plan               5          5          5
Expected option life - company-wide plan               3          3          3
Weighted average risk-free interest rate            3.22%      3.15%      3.20%
Weighted average expected volatility               87.57%     98.00%     89.00%
Expected dividend yield                               --         --         --

(14)  Restricted Stock Program

      On November 17, 2004, the Company issued a new grant of 23,500 shares of restricted stock. The per-share price of the grant was $13.60. The shares of restricted stock vest after a 36-month period.

      As of June 30, 2005, 2004, and 2003, the Company has issued shares aggregating 23,500, 21,600, and 21,600, respectively, under its Restricted Stock Program. During fiscal year 2005, there were 1,900 shares forfeited and 19,700 shares that matured. There were 5,888 shares forfeited and 75,488 shares that matured during 2003. The shares of restricted stock vest after a period of 36 and 48 months. For the years ended June 30, 2005, 2004, and 2003 the Company recognized compensation expense associated with the lapse of restrictions (net of forfeitures) aggregating $65,710, $286,200, and $451,331, respectively.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

(15)  Accumulated Other Comprehensive Income (Loss)

      The   cumulative   balance  of  each   component  of   accumulated   other
      comprehensive income (loss) is as follows:

                                                                                          Unrealized
                                                      Foreign            Minimum        gain/(loss) on      Accumulated
                                                     currency            pension          securities           other
                                                    translation         liability       available-for-     comprehensive
                                                     adjustment         adjustment          sale           income (loss)
                                                    -----------        -----------      --------------     -------------
Balances at June 30, 2004                           $   736,021        $  (567,776)      $  (127,135)       $    41,110
Current period change                                     1,950           (917,734)          127,135           (788,649)
                                                    -----------        -----------       -----------        -----------
Balances at June 30, 2005                           $   737,971        $(1,485,510)      $        --        $  (747,539)
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

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

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

                                                                            2005                   2004                   2003
                                                                        ------------           ------------           ------------
Change in benefit obligation:
  Benefit obligation at beginning of year                               $  9,350,523           $  9,011,361           $  7,277,360
  Service cost                                                               247,301                262,849                212,865
  Interest cost                                                              564,361                540,825                504,758
  Actuarial (gain) loss                                                    1,737,221               (169,012)             1,280,223
  Benefits paid                                                             (362,295)              (295,500)              (263,845)
                                                                        ------------           ------------           ------------
  Benefit obligation at end of year                                     $ 11,537,111           $  9,350,523           $  9,011,361
                                                                        ============           ============           ============
Change in plan assets:
  Fair value of plan assets at beginning
    of year                                                             $  7,234,214           $  6,334,848           $  6,106,958
  Actual return on plan assets                                               594,742                790,353                231,104
  Employer contributions                                                     685,182                365,130                260,631
  Benefits paid                                                             (362,295)              (256,117)              (263,845)
                                                                        ------------           ------------           ------------
  Fair value of plan assets at end of year                              $  8,151,843           $  7,234,214           $  6,334,848
                                                                        ============           ============           ============
Under funded status                                                     $ (3,385,268)          $ (2,116,309)          $ (2,676,513)
Unrecognized net loss                                                      3,449,148              1,729,576              2,300,138
Unrecognized net obligation existing at
  initial application                                                             --                     --                     --
Unrecognized prior service cost                                               (4,530)                 5,960                 24,199
Adjustment required to recognize minimum
  liability                                                               (2,237,066)              (823,787)            (1,503,213)
                                                                        ------------           ------------           ------------
        Accrued pension cost                                            $ (2,177,716)          $ (1,204,560)          $ (1,855,389)
                                                                        ============           ============           ============
Weighted average assumptions:

  Discount rate at year-end                                                     5.25%                  6.25%                  6.00%
  Rate of increase in compensation levels
    at year end                                                                 4.00                   4.00                   4.00
  Expected return on plan assets during
    the year                                                                    8.50                   8.50                   8.50
  Measurement date                                                           June 30                June 30                June 30

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

      Components of net periodic pension cost for the years ended June 30 are as follows:

                                                                            2005                   2004                   2003
                                                                        ------------           ------------           ------------
Service cost                                                            $    247,301           $    262,849           $    212,865
Interest cost                                                                564,361                540,825                504,758
Expected return on plan assets                                              (626,751)              (536,451)              (513,035)
Amortization of initial unrecognized
  obligation                                                                      --                     --                  9,463
Amortization of unrecognized prior
  service cost                                                                10,490                 18,239                 18,239
Amortization of unrecognized (gain) loss                                      49,658                108,265                  5,634
                                                                        ------------           ------------           ------------
        Net periodic pension cost                                       $    245,059           $    393,727           $    237,924
                                                                        ============           ============           ============
Weighted average assumptions:

  Discount rate                                                                 6.25%                  6.00%                  7.00%
  Expected increase in compensation levels
    at year end                                                                 4.00                   4.00                   4.00
  Expected return on plan assets during
    the year                                                                    8.50                   8.50                   8.50

      Plan Assets

                                                                         2005                                 2004
                                                             -----------------------------        -----------------------------
                                                                Actual          Percentage          Actual           Percentage
                                                              allocation        allocation        allocation         allocation
                                                             -----------        ----------        -----------        ----------
Money market                                                 $   218,514            2.68%         $    53,973            0.75%
Common equities                                                  329,835            4.05              326,569            4.51
Corporate debt securities                                      1,370,775           16.82            1,088,944           15.05
Government debt securities                                     1,769,844           21.71            1,650,367           22.82
Global equity mutual fund                                        471,510            5.78              429,000            5.93
Closed end equity mutual funds                                 3,991,365           48.96            3,685,361           50.94
                                                             -----------          ------          -----------          ------
                                                             $ 8,151,843          100.00%         $ 7,234,214          100.00%
                                                             ===========          ======          ===========          ======

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

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

      Determination of Assumed Rate of Return

      The Corporation has selected the assumed rate of return based on the following:

                                                    Expected
                                                    compound
                                      Target       annualized        Expected
                                    percentage       5-year          weighted
                                    allocation   (index) return   average return
                                    ----------   --------------   --------------
Large-cap stocks                       30.00%        11.30%            3.39%
Mid-cap stocks                         11.00         12.80             1.41
Small-cap stocks                       11.00         13.10             1.44
International common stocks             8.00         10.40             0.83
Broad bond market                      40.00          4.70             1.88
                                      ------                           ----
        Total                         100.00%                          8.95%
                                      ======                           ====

      The Company estimated investment expenses of approximately 1% of the portfolio annually.

      Expected Contributions

      Expected contributions for fiscal 2006 are $675,000.

      Estimated Future Benefit Payments

      The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

             July 1, 2005 - June 30, 2006              $  402,899
             July 1, 2006 - June 30, 2007                 405,260
             July 1, 2007 - June 30, 2008                 472,452
             July 1, 2008 - June 30, 2009                 483,474
             July 1, 2009 - June 30, 2010                 521,588
             Years 2010-2014                            2,981,761

      The Company maintains a voluntary contributory salary savings plan to which participants may contribute up to 15% of their total compensation. The Company's matching contribution is 75% of the participants'
      contribution up to a maximum of 5% of the participants' compensation. During fiscal 2005, 2004, and 2003, the Company contributed $530,626, $445,766, and $568,721 respectively, to this plan.

      The Company maintains a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $176,000, $258,947, and $240,500 in fiscal 2005, 2004, and 2003, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the Plan at any time.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

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

      The following table presents the changes in the postretirement benefit obligation and the funded status of the Plan at June 30:

                                                                            2005                   2004                   2003
                                                                        ------------           ------------           ------------
Benefit obligation at beginning of year                                 $  1,910,271           $  1,915,728           $  1,720,753
Service cost                                                                  57,139                 61,145                 48,018
Interest cost                                                                185,309                111,207                119,861
Plan participants' contributions                                             119,636                 61,362                 53,498
Actuarial (gain) loss                                                        854,315                (98,279)               194,229
Benefits paid                                                               (245,196)              (140,892)              (220,631)
                                                                        ------------           ------------           ------------
Benefit obligation at end of year                                       $  2,881,474           $  1,910,271           $  1,915,728
                                                                        ============           ============           ============
Fair value of plan assets                                               $         --           $         --           $         --
Under funded status                                                       (2,881,474)            (1,910,271)            (1,915,728)
Unrecognized actuarial loss                                                1,131,002                351,839                468,585
                                                                        ------------           ------------           ------------
        Accrued postretirement
          benefit cost                                                  $ (1,750,472)          $ (1,558,432)          $ (1,447,143)
                                                                        ============           ============           ============

       Net periodic postretirement benefit cost includes the following components:

                                                                            2005                   2004                   2003
                                                                        ------------           ------------           ------------
Service cost                                                            $     57,139           $     61,145           $     48,018
Interest cost                                                                185,309                111,207                119,861
Amortized loss                                                                75,152                 18,467                  6,312
                                                                        ------------           ------------           ------------
        Net periodic postretirement
          benefit cost                                                  $    317,600           $    190,819           $    174,191
                                                                        ============           ============           ============

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.25%, 6.25%, and 6.00%, at the end of fiscal 2005, 2004, and 2003, respectively. For measurement purposes, the annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed to be 5% for 2005, 2004, and 2003. The health care cost trend rate assumption may have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                 1% increase    1% decrease
                                                 -----------    -----------
Effect on total of service and interest
  cost components                                  $ 19,246      $ (16,995)
Effect on postretirement benefit
  obligation                                        247,000       (218,169)

      Estimated Future Benefit Payments

      Shown  below  are  the  expected   gross   benefit   payments   (including
      prescription drug benefits) and the expected gross amount of subsidy receipts.

                                                         Gross         Subsidy
                                                        payments       receipts
                                                       ----------      ---------
2006                                                   $  193,340       (17,501)
2007                                                      204,568       (39,381)
2008                                                      199,315       (48,950)
2009                                                      214,433       (53,689)
2010                                                      216,942       (59,938)
2010-2015                                               1,127,470      (402,612)

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

(19)  Income Taxes

      The following table presents the Domestic and Foreign components of income
      (loss) before income taxes and discontinued operations and the expense (benefit) for income taxes as well as the taxes charged or credited to stockholders' equity:

                                                                                            Year ended June 30
                                                                        ----------------------------------------------------------
                                                                            2005                   2004                   2003
                                                                        ------------           ------------           ------------
Income (loss) before income taxes
  and discontinued operations:
    Domestic                                                            $  8,620,237           $ 11,873,719           $  4,761,726
    Foreign                                                                  530,299             (1,511,905)              (388,958)
                                                                        ------------           ------------           ------------
                                                                        $  9,150,536           $ 10,361,814           $  4,372,768
                                                                        ============           ============           ============
Income tax expense (benefit) charged
  (credited) to the income statement
  from continuing operations:
    Current:
      Federal                                                           $    951,453           $  2,827,536           $   (411,978)
      State and local                                                        227,645                  8,246               (181,700)
      Foreign                                                                     --                     --                     --
                                                                        ------------           ------------           ------------
        Total current                                                      1,179,098              2,835,782               (593,678)
                                                                        ------------           ------------           ------------
    Deferred:
      Federal                                                                558,457               (523,921)               747,754
      State and local                                                            445                383,139                644,192
      Foreign                                                                     --                     --                     --
                                                                        ------------           ------------           ------------
        Total deferred                                                       558,902               (140,782)             1,391,946
                                                                        ------------           ------------           ------------
        Subtotal                                                           1,738,000              2,695,000                798,268
                                                                        ------------           ------------           ------------
Income taxes charged (credited)
  to the income statement from
  discontinued operations:
    Foreign                                                                       --             (1,800,000)              (662,268)
                                                                        ------------           ------------           ------------
        Subtotal                                                                  --             (1,800,000)              (662,268)
                                                                        ------------           ------------           ------------
        Total income taxes charged
          (credited) to the income
          statement                                                        1,738,000                895,000                136,000
                                                                        ------------           ------------           ------------

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

                                                                                            Year ended June 30
                                                                        ----------------------------------------------------------
                                                                            2005                   2004                   2003
                                                                        ------------           ------------           ------------
Income taxes charged (credited)
  to stockholders' equity:
    Current benefit of stock based
      compensation                                                      $    (29,308)          $   (794,500)          $    (68,477)
    Deferred taxes (benefit) of
      stock based compensation                                               302,959                 (3,130)               158,800
    Deferred taxes (benefit) from
      recognition of minimum pension
      liability                                                             (468,112)               255,081               (456,355)
                                                                        ------------           ------------           ------------
        Income taxes charged (credited)
          to stockholders' equity                                           (194,461)              (542,549)              (366,032)
                                                                        ------------           ------------           ------------
        Total income taxes                                              $  1,543,539           $    352,451           $   (230,032)
                                                                        ============           ============           ============

      A reconciliation of the expected consolidated income tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes and discontinued operations, to income tax expense, is as follows:

                                                                            2005                   2004                   2003
                                                                        ------------           ------------           ------------
Expected consolidated income tax expense                                $  3,111,182           $  3,523,017           $  1,486,741
State taxes, net of Federal benefit                                          150,539                258,314                305,245
Nontaxable interest income                                                  (403,498)              (382,546)              (518,750)
Increase in valuation allowance                                               40,827                226,786                 58,344
Foreign tax rate differential                                               (154,965)               287,262                 73,902
Adjustment of prior years' taxes                                                  --                     --               (158,420)
Export tax benefits                                                         (708,640)              (808,124)              (278,123)
Research credits                                                            (175,380)              (371,870)              (184,939)
Other, net                                                                  (122,065)               (37,839)                14,268
                                                                        ------------           ------------           ------------
                                                                        $  1,738,000           $  2,695,000           $    798,268
                                                                        ============           ============           ============

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

       The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30 are presented below:

                                                  2005                 2004
                                              ------------         ------------
Deferred tax assets:
  Inventories                                 $    800,096         $    535,459
  Deferred compensation                            362,833              280,050
  Retirement benefits                              554,509              396,046
  Postretirement benefits                          665,179              592,204
  Restricted stock                                  26,988              398,772
  Nondeductible reserves                            94,019              418,548
  Net unrealized loss on investments                    --               48,311
  Federal and state tax attribute
    carryforwards                                1,073,508            1,268,463
  Foreign and state net operating
    loss carryforwards                             184,748              327,574
                                              ------------         ------------
        Gross deferred tax assets                3,761,880            4,265,427

  Valuation allowance                             (368,400)            (375,884)
                                              ------------         ------------
        Net deferred tax assets                  3,393,480            3,889,543
                                              ------------         ------------
Deferred tax liabilities:
  Plant and equipment, principally
    due to differences in
    depreciation                                (2,361,348)          (2,647,279)
  Intangible assets including
    goodwill                                    (1,973,025)          (1,789,412)
                                              ------------         ------------
        Net deferred tax liabilities            (4,334,373)          (4,436,691)
                                              ------------         ------------
        Net deferred taxes                    $   (940,893)        $   (547,148)
                                              ============         ============

                                                  2005                 2004
                                              ------------         ------------
Presented as:
  Current deferred tax asset                  $    686,411         $  1,037,103
  Long-term deferred tax liability              (1,627,304)          (1,584,251)
                                              ------------         ------------
                                              $   (940,893)        $   (547,148)
                                              ============         ============

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

      At June 30, 2005, the Company has a valuation allowance of $368,400 with respect to capital loss carryforwards and foreign and state net operating loss carryforwards, representing a decrease of $7,484 from June 30, 2004.

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

      At June 30, 2004, the Company had unrealized losses on securities available-for-sale of $127,135 and a related valuation allowance of $48,311. During 2005, the securities were sold resulting in $342,715 of losses characterized for income tax purposes as capital losses, which may only be used to offset capital gains and expire in 2010. As a result of these limitations, at June 30, 2005 the Company has a valuation allowance of $130,231 with respect to these losses.

      The Company has state net operating loss carryforwards of $2,478,742, which begin to expire in 2007. At June 30, 2005, the Company had a valuation allowance of $139,057 with respect to these losses representing an increase of $96,613 from June 30, 2004. As a result of relocating its Amitron operation from Massachusetts to New Hampshire, management believes it is more likely than not that the Company will not realize these deferred tax benefits.

      The Company's subsidiary in China has net operating loss carryforwards of $304,609. At June 30, 2005 the Company has a valuation allowance of $99,112 with respect to the net operating loss carryforwards, representing a decrease of $186,017. The subsidiary will be eligible for a tax holiday for five years beginning with the first year taxable income exceeds the net operating loss carryforwards. The tax benefit varies during the five-year holiday once it begins.

      Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance.

      At June 30, 2005, the Company has Federal and State tax attribute carryforwards of $1,064,083, the majority of which expire at various dates from 2010 through 2025. Cash payments (receipts) for income taxes (net of refunds) were $890,601, $(1,903,464), and $678,329 in fiscal 2005, 2004, and 2003, respectively.

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

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

            The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                                      Corporate
                                                                    Space and            and
                                                  Wireless           defense         unallocated        Consolidated
                                                 -----------       -----------       -----------        ------------
Net sales:
     2005                                        $64,169,326       $30,291,739       $         --       $ 94,461,065
     2004                                         58,078,091        27,000,848                 --         85,078,939
     2003                                         46,629,492        28,890,528                 --         75,520,020

Operating income (loss):
     2005                                          2,233,614         5,347,430                 --          7,581,044
     2004                                          4,373,892         4,319,703                 --          8,693,595
     2003                                         (2,519,188)        4,731,424                 --          2,212,236

Goodwill and intangible assets:
     June 30, 2005                                31,389,102                --                 --         31,389,102
     June 30, 2004                                31,959,747                --                 --         31,959,747

Identifiable assets:*
     June 30, 2005                                21,497,591        12,685,903        109,909,259        144,092,753
     June 30, 2004                                19,591,043        10,829,864        145,101,834        175,522,741

Depreciation:**
     2005                                          2,839,280         2,047,874                 --          4,887,154
     2004                                          2,420,370         1,876,629                 --          4,296,999
     2003                                          2,348,567         1,555,741                 --          3,904,308

Intangibles amortization:***
     2005                                            570,645                --                 --            570,645
     2004                                            709,539                --                 --            709,539
     2003                                            499,539                --                 --            499,539

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

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

                  equipment utilized, the Company does not specifically identify these assets by individual business segment for internal reporting purposes.

            *** Amortization of intangible assets arising from business combinations, and patent amortization, is allocated to the segments based on the segment classification of the acquired or applicable operation.

      (b)   Geographic Information

            Net sales by geographic region are as follows:

              United                                                                                       Consolidated
              States           Asia Pacific          Europe            Americas            Other            net sales
            -----------        ------------       -----------        -----------        -----------        ------------
2005        $46,558,563        $25,530,705        $18,114,496        $ 3,070,760        $ 1,186,541        $94,461,065
2004         45,562,351         16,746,852         16,656,740          6,112,996                 --         85,078,939
2003         44,299,529         14,650,219         13,850,396          2,719,876                 --         75,520,020

      (c)   Customers

            In 2005, sales to one customer totaled approximately $13,023,652 (related to the wireless segment) and exceeded 10% of consolidated net sales. In 2004, sales to two customers totaled approximately $21,800,000, ($12,100,000 related to the space and defense electronics segment and $9,700,000 related to the wireless segment) and exceeded 10% of consolidated net sales. In 2003, sales to one customer (approximately $9,427,000, related to the space and defense electronics segment) exceeded 10% of consolidated net sales.

(21)  Commitments

      The Company is obligated under contractual obligations and commitments to make future payments such as lease agreements and contingent commitments. The Company's obligations and commitments are as follows:

               Year ending June 30:
                 2006                                 $   582,450
                 2007                                     582,450
                 2008                                     570,851
                 2009                                     536,053
                 2010                                     536,053
                 Thereafter                             1,833,484
                                                      -----------
                                                        4,641,341

                 Less sublease income                   1,131,948
                                                      -----------
                                                      $ 3,509,393
                                                      ===========

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

      Rent expense for the years ended June 30, 2005, 2004, and 2003 was $760,410, $874,965, and $932,033, respectively. Rent expense for fiscal 2005, 2004, and 2003 was offset by sublease income of $485,121, $430,311, and $399,930, respectively.

(22)  Concentrations

      The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks peculiar to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. Sales to the Government accounted for approximately 22%, 26%, and 20% of consolidated net sales in fiscal 2005, 2004, and 2003, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it is attempting to reduce its dependence on sales to the Government through development of its commercial electronics business.

(23)  Quarterly Financial Data (Unaudited)

      The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2005 and 2004:

                                                                                      2005 quarter ended
                                                            ------------------------------------------------------------------------
                                                            September 30         December 31          March 31             June 30
                                                             -----------         -----------         -----------         -----------
Net sales                                                    $24,907,357         $23,650,022         $21,783,418         $24,120,268
Gross profit                                                   7,890,818           6,761,172           7,152,648           8,065,561
Net income                                                     1,981,165             980,884           1,860,530           2,589,957

Net income (loss) per common share:
  Basic income (loss) per share                              $      0.10         $      0.05         $      0.10         $      0.14
  Diluted income (loss) per share                                   0.10                0.05                0.09                0.14

                                                                     (Continued)

                          ANAREN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          June 30, 2005, 2004, and 2003

                                                                                      2004 quarter ended
                                                            ------------------------------------------------------------------------
                                                            September 30         December 31          March 31             June 30
                                                             -----------         -----------         -----------         -----------
Net sales                                                    $18,270,673         $19,593,930         $22,387,222         $24,827,114

Gross profit                                                   5,958,895           6,641,227           7,913,937           9,495,087
Net income (loss) from continuing
  operations                                                   1,197,252           1,590,998           2,222,327           2,656,237
Net income (loss) from discontinued
  operations                                                     586,655            (335,053)             38,579                 133
Net income (loss) per common share
  from continuing operations:
    Basic income (loss) per share
      from continuing operations                             $      0.05         $      0.08         $      0.11         $      0.13
    Diluted income (loss) per share
      from continuing operations                                    0.05                0.07                0.10                0.12

Net income (loss) per common from
  discontinued operations:
    Basic income (loss) per share
      from discontinued operations                                  0.03               (0.02)                 --                  --
    Diluted income (loss) per share
      from discontinued operations                                  0.03               (0.01)                 --                  --

      Income per share amounts for each quarter are required to be computed independently. As a result, their sum does not necessarily equal the total year income per share amounts.