Form 10-Q
period 2005-09-30
ANAREN  INC
filed 2005-11-07
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission file number 0-6620

                                  ANAREN, INC.
             (Exact name of registrant as specified in its Charter)

             New York                                     16-0928561
             --------                                     ----------
      (State of incorporation)               (I.R.S Employer Identification No.)

                                             13057
      6635 Kirkville Road                    -----
      East Syracuse, New York                (Zip Code)
      -----------------------
      (Address of principal
      executive offices)

Registrant's telephone number, including area code: 315-432-8909

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The number of shares of Registrant's Common Stock outstanding on November 4, 2005 was 17,107,033.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets as of                     3
            September 30, 2005 and June 30, 2005 (unaudited)

            Consolidated Condensed Statements of Earnings                   4
            for the Three Months Ended September 30,
            2005 and 2004 (unaudited)

            Consolidated Condensed Statements of Cash Flows                 5
            for the Three Months Ended September 30,
            2005 and 2004 (unaudited)

            Notes to Consolidated Condensed Financial                       6
            Statements (unaudited)

   Item 2.  Management's Discussion and Analysis                           16
            of Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures                       25
            About Market Risk

   Item 4.  Controls & Procedures                                          25

PART II - OTHER INFORMATION

   Item 2.  Unregistered Sales of Equity Securities                        26
            and Use of Proceeds

   Item 4.  Submission of Matters to a Vote of Security Holders            26

   Item 6.  Exhibits                                                       26

   Officer Certifications                                                28 - 31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      September 30, 2005 and June 30, 2005
                                   (Unaudited)

                   Assets                                                                  September 30, 2005         June 30, 2005
                   ------                                                                  ------------------         -------------
Current assets:
     Cash and cash equivalents                                                               $   7,045,574            $   5,900,841
     Securities available for sale (note 3)                                                     16,100,000               16,200,000
     Securities held to maturity (note 3)                                                       36,219,295               36,307,880
     Receivables, less allowance of $213,099
       at September 30, 2005 and June 30, 2005                                                  14,766,106               14,780,146
     Inventories (note 4)                                                                       20,788,603               19,403,348
     Other receivables                                                                           1,251,142                1,144,680
     Deferred income taxes                                                                         657,611                  686,411
     Prepaid expenses                                                                              879,437                  662,247
     Other current assets                                                                          461,167                  423,000
                                                                                             -------------            -------------
                   Total current assets                                                         98,168,935               95,508,553

Securities available for sales (note 3)                                                                 --                3,500,000
Securities held to maturity (note 3)                                                            20,256,725               20,100,547
Property, plant and equipment, net (note 5)                                                     24,629,636               24,983,653
Goodwill                                                                                        30,715,861               30,715,861
Other intangible assets, net of accumulated amortization
    of $2,434,943 at September 30, 2005
    and $2,351,725 at June 30, 2005 (note 1)                                                       590,023                  673,241
                                                                                             -------------            -------------
                   Total assets                                                              $ 174,361,180            $ 175,481,855
                                                                                             =============            =============

      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
     Accounts payable                                                                        $   6,548,257            $   6,077,313
     Accrued expenses (note 6)                                                                   1,766,330                2,331,885
     Income taxes payable                                                                        1,773,213                1,501,088
     Other current liabilities (note 8)                                                          1,051,791                1,044,759
                                                                                             -------------            -------------
                   Total current liabilities                                                    11,139,591               10,955,045
Deferred income taxes                                                                            1,670,504                1,627,304
Pension and postretirement benefit obligation                                                    3,418,176                3,253,188
Other liabilities (note 8)                                                                         621,033                  567,755
                                                                                             -------------            -------------
                   Total liabilities                                                            16,849,304               16,403,292
                                                                                             -------------            -------------

Stockholders' equity:
     Common stock of $.01 par value.  Authorized
        200,000,000 shares; issued 26,097,004 shares
        at September 30, 2005 and 26,070,804 at June 30, 2005                                      260,970                  260,708
     Additional paid-in capital                                                                172,351,838              171,333,975
     Unearned compensation                                                                        (256,945)                (248,578)
     Retained earnings                                                                          60,913,824               58,659,807
     Accumulated other comprehensive income                                                       (683,850)                (747,539)
                                                                                             -------------            -------------
                                                                                               232,585,837              229,258,373
     Less cost of 8,905,332 and 8,553,058 treasury shares
       at September 30, 2005 and June 30, 2005, respectively                                    75,073,961               70,179,810
                                                                                             -------------            -------------
                   Total stockholders' equity                                                  157,511,876              159,078,563
                                                                                             -------------            -------------
                   Total liabilities and stockholders' equity                                $ 174,361,180            $ 175,481,855
                                                                                             =============            =============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           September 30, 2005 and 2004
                                   (Unaudited)

                                                                                 September 30, 2005         September 30, 2004
                                                                                 ------------------         ------------------
Net sales                                                                            $ 24,614,358               $ 24,907,357

Cost of sales                                                                          15,959,912                 17,016,539
                                                                                     ------------               ------------
         Gross profit                                                                   8,654,446                  7,890,818
                                                                                     ------------               ------------

Operating expenses:
         Marketing                                                                      1,768,079                  1,776,645
         Research and development                                                       2,034,641                  1,645,077
         General and administrative                                                     2,492,310                  2,102,185
                                                                                     ------------               ------------
                Total operating expenses                                                6,295,030                  5,523,907
                                                                                     ------------               ------------

Operating income                                                                        2,359,416                  2,366,911

Other income, primarily interest                                                          587,744                    353,058
Interest expense                                                                           (6,143)                    (5,805)
                                                                                     ------------               ------------
                Total other income                                                        581,601               $    347,253
                                                                                     ------------               ------------

Income before income taxes                                                              2,941,017                  2,714,164

Income tax expense                                                                        687,000                    733,000
                                                                                     ------------               ------------

Net income                                                                           $  2,254,017               $  1,981,164
                                                                                     ============               ============

      Basic earnings per share                                                              $0.13                      $0.10
                                                                                            =====                      =====

      Diluted earnings per share:                                                           $0.13                      $0.10
                                                                                            =====                      =====

Shares used in computing net earnings per share:
         Basic                                                                         17,402,270                 20,144,447
                                                                                       ==========                 ==========
         Diluted                                                                       17,936,051                 20,678,163
                                                                                       ==========                 ==========

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended
                           September 30, 2005 and 2004
                                   (Unaudited)

                                                                                       September 30, 2005     September 30, 2004
                                                                                       ------------------     ------------------
Cash flows from operating activities:
      Net income                                                                         $  2,254,017           $  1,981,164
      Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
           Depreciation                                                                     1,201,919              1,252,667
           Amortization of intangibles                                                         83,218                320,992
           Loss on sale of equipment                                                               --                 67,397
           Loss on sale of securities available for sale                                           --                 21,347
           Deferred income taxes                                                               72,000                 73,300
           Equity based compensation                                                          861,921                 71,550
           Provision for doubtful accounts                                                         --                 (5,741)
           Changes in operating assets and liabilities:
             Receivables                                                                       14,040             (2,061,338)
             Inventories                                                                   (1,385,255)            (1,623,546)
             Other receivables                                                               (106,462)               439,192
             Other current assets                                                            (255,357)              (233,922)
             Accounts payable                                                                 470,944             (1,002,388)
             Accrued expenses                                                                (565,555)            (1,332,278)
             Income taxes payable                                                             272,125                745,830
             Customer advance payments                                                             --               (234,595)
             Other liabilities                                                                225,298                  8,254
                                                                                         ------------           ------------
               Net cash provided by (used in) operating activities                          3,142,853             (1,512,115)
                                                                                         ------------           ------------
Cash flows from investing activities:
      Capital expenditures                                                                   (847,902)            (5,606,303)
      Proceeds from sale of equity securities                                                      --                293,930
      Maturities of marketable debt and auction rate securities                            18,732,408             34,508,921
      Purchase of marketable debt and auction rate securities                             (15,200,000)           (32,005,000)
                                                                                         ------------           ------------
               Net cash provided by (used in) investing activities                          2,684,506             (2,808,452)
                                                                                         ------------           ------------
Cash flows from financing activities:
      Stock options exercised                                                                 147,836                 28,642
      Purchase of treasury stock                                                           (4,894,151)           (11,623,399)
                                                                                         ------------           ------------
               Net cash used in financing activities                                       (4,746,315)           (11,594,757)
                                                                                         ------------           ------------

      Effect of exchange rates                                                                 63,689                    962
                                                                                         ------------           ------------
               Net increase (decrease) in cash and cash equivalents                         1,144,733            (15,914,362)
Cash and cash equivalents at beginning of period                                            5,900,841             23,303,263
                                                                                         ------------           ------------
Cash and cash equivalents at end of period                                               $  7,045,574           $  7,388,901
                                                                                         ============           ============
Supplemental Disclosures of Cash Flow Information:
      Cash Paid During the Period For:
        Interest                                                                         $      6,143           $      6,554
                                                                                         ============           ============
        Income taxes, net of refunds                                                     $    342,875           $    (27,611)
                                                                                         ============           ============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2006, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three months ended September 30, 2005 and 2004 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Intangible Assets

INTANGIBLE ASSETS:

Intangible assets as of September 30, 2005 and June 30, 2005 are as follows:

                                                             September 30                                 June 30
                                                   ----------------------------------        ---------------------------------
                                                   Gross Carrying         Accumulated        Gross Carrying        Accumulated
                                                   --------------         -----------        --------------        -----------
                                                       Amount            Amortization            Amount            Amortization
                                                       ------            ------------            ------            ------------
Patent                                               $  574,966           $  449,193           $  574,966           $  431,225
Customer Base                                         1,350,000              918,750            1,350,000              862,500
Trade Name                                              320,000              320,000              320,000              320,000
Non-Competition Agreements                              180,000              147,000              180,000              138,000
Favorable Lease                                         600,000              600,000              600,000              600,000
                                                     ----------           ----------           ----------           ----------
  Total                                              $3,024,966           $2,434,943           $3,024,966           $2,351,725
                                                     ==========           ==========           ==========           ==========

Intangible asset amortization expense for the three month period ended September 30, 2005 and 2004 aggregated $83,218 and $320,992, respectively. Included in the amortization expense for the three months ended September 30, 2004 is $205,000 for acceleration of the favorable lease intangible caused by the move of the Company's Amitron facility. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending June 30,
                2006                               $ 332,869
                2007                               $ 302,874
                2008                               $  37,498
                2009                               $       0
                2010                               $       0

NOTE 2: Equity-Based Compensation

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123R (SFAS 123R) on a prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. Included in operating expenses for the three months ended September 30, 2005 is $861,921 of total equity based compensation expense. Contained in the total equity based compensation expense is $27,633 of expense related to the Company's restricted stock program and $834,288 ($777,441 net of tax) related to the Company's stock option program. Upon adoption of SFAS 123R, both operating income and income before taxes were reduced by $834,288 for the quarter, while net income was reduced by $777,441, or $0.04 per basic and diluted share.

As of September 30, 2005, there were 3,114,480 stock options outstanding. At September 30, 2005, the aggregate value of unvested options, as determined using a capital Black- Scholes option valuation model was $8,322,357 (net of estimated forfeitures). During the quarter ended September 30, 2005, the Company granted 373,000 non-statutory stock options, with a fair value of $3,139,766 (net of estimated forfeitures), and 17,640 options were forfeited and/or expired. New option grants made after July 1, 2005, as well as option grants issued prior to that date have been valued using a Black-Scholes option valuation model.

Prior to adopting SFAS 123R on July 1, 2005, the Company's equity based employee compensation plan was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the three months ended September 30, 2004, no equity option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the underlying common stock price on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123R, Accounting for Equity-Based Compensation, to equity based employee compensation for the three months ended September 30, 2004.

                                                             Three months ended
                                                             September 30, 2004
                                                             ------------------
Net income, as reported                                           $1,981,164

Deduct total equity based employee
  compensation expense determined under fair
  value based method for all awards, net
  of related tax effects                                           1,712,587
                                                                  ----------
Pro forma net income                                              $  268,577
                                                                  ==========
Earnings (loss) per share:
      Basic - as reported                                              $0.10
      Basic - pro forma                                                $0.01

      Diluted - as reported                                            $0.10
      Diluted - pro forma                                              $0.01

Stock Option Plans

In November 2004, the shareholders approved the amendment and restatement of the Company's three existing stock option plans, which combined these plans under one single consolidated equity compensation plan, the Anaren, Inc. Comprehensive Long-Term Incentive Plan. The effect of the amendment and restatement was to combine the separate shares pools available for grant under the three existing plans into a single grant pool, expand the type of equity-based awards the Company may grant and extend the term of the combined plan to October 31, 2014. Under the restated plan, the Company may issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, performance shares, and performance units. At September 30, 2005, the Company had 1,296,958 shares available for grant under the restated plan.

Information with respect to these plans are as follows:

                                                                                                          Weighted
                                                                 Total                                     average
                                                                Shares           Option Price          exercise price
                                                                ------           ------------          --------------
Outstanding at June 30, 2004                                   2,796,662         $1.38 to 62.44            $15.53

Issued                                                           389,600        $12.05 to 13.43            $12.05
Exercised                                                        (98,460)         $1.38 to 9.51            $ 1.26
Expired                                                         (220,692)        $8.57 to 62.44            $26.90
Canceled                                                         (84,330)        $9.51 to 62.44            $11.28
                                                               ---------

Outstanding at June 30, 2005                                   2,782,780        $2.27 to $57.59            $14.73

Issued                                                           373,000        $11.97 to 14.05            $14.01
Exercised                                                        (23,660)         $2.27 to 9.51            $ 6.22
Expired                                                           (1,400)        $9.51 to 53.00            $21.03
Canceled                                                         (16,240)       $15.00 to 53.00            $16.22
                                                               ---------

Outstanding at September 30, 2005                              3,114,480        $2.27 to $57.59            $12.78
                                                               =========

Shares exercisable at September 30, 2005                       1,697,744        $2.27 to $54.00            $14.47
                                                               =========

The following table summarizes significant ranges of outstanding and exercisable options at September 30, 2005:

-----------------------------------------------------------------------------------------------------------------------
                                           Options outstanding                                Options exercisable
-----------------------------------------------------------------------------------------------------------------------
                                                   Weighted average
Range of exercise                                 remaining life in    Weighted average                Weighted average
     prices                            Shares           years           exercise price     Shares       exercise price
-----------------------------------------------------------------------------------------------------------------------
$1.00 - $5.00                          176,000          1.24                $2.45           176,000           2.45
-----------------------------------------------------------------------------------------------------------------------
$5.01 - $15.00                       2,525,690          5.92               $11.57         1,218,530          10.73
-----------------------------------------------------------------------------------------------------------------------
$15.01 - $40.00                        214,690          5.11               $20.52           138,854          20.68
-----------------------------------------------------------------------------------------------------------------------
$40.01 - $65.00                        198,100          4.58               $53.11           164,360          53.13
-----------------------------------------------------------------------------------------------------------------------
                                     3,114,480                                            1,697,744
-----------------------------------------------------------------------------------------------------------------------

During the three months ended September 30, 2005, the per share weighted average fair value of the non-statutory stock options granted was $8.13. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending September 30:

                                                            2005       2004
                                                            ----       ----
Expected option life - key employee plan                    6.5        5
Expected option life - company-wide plan                    6.5        3
Weighted average risk-free interest rate                    4.34%      3.22%
Weighted average expected volatility                        62.00%     87.57%

Restricted Stock Program

On November 17, 2004, the Company issued a new grant of 23,500 shares of restricted stock. The per-share price of the grant was $13.60. The shares of restricted stock vest after a 36-month period.

On September 1, 2005, the Company issued a new grant of 10,000 shares of restricted stock. The per-share price of the grant was $13.82. The shares of stock vest after a 36 month period.

As of September 30, 2005 and 2004, the Company has issued shares aggregating 33,500 and 21,600, respectively, under its Restricted Stock Program. During fiscal year 2005, there were 1,900 shares forfeited and 19,700 shares that matured. The shares of restricted stock vest after a period of 36 and 48 months. Included in the $861,921 and $71,550, of total equity based compensation expense, for the three months ended September 30, 2005 and 2004, the Company recognized compensation expense associated with the lapse of restrictions aggregating $27,633 and $71,550, respectively.

NOTE 3: Securities

The amortized cost and fair value of securities are as follows:

                                                                                    September 30, 2005
                                                                                    ------------------
                                                                                  Gross           Gross
                                                                Amortized       Unrealized     Unrealized
                                                                  Cost            Gains          Losses          Fair Value
                                                                  ----            -----          ------          ----------
Securities available for sale:
      Auction rate securities                                  $16,100,000       $   --       $        --        $16,100,000
                                                               -----------       ------       -----------        -----------
           Total securities
           available-for-sale                                  $16,100,000       $   --       $        --        $16,100,000
                                                               ===========       ======       ===========        ===========
Securities held to maturity:
      Municipal bonds                                          $39,898,341       $   --       $  (202,351)       $39,695,990
      Commercial paper                                           1,342,618           --                --          1,342,618
      Corporate bonds                                            9,648,779           --           (42,545)         9,606,234
      Zero coupon bonds                                          1,986,577           --            (7,357)         1,979,220
      Federal agency bonds                                       3,599,705           --           (37,576)         3,562,129
                                                               -----------       ------       -----------        -----------
           Total securities held to maturity                   $56,476,020       $   --       $  (289,829)       $56,186,191
                                                               ===========       ======       ===========        ===========

                                                                                      June 30, 2005
                                                                                      -------------
                                                                                  Gross           Gross
                                                                Amortized       Unrealized     Unrealized
                                                                  Cost            Gains          Losses          Fair Value
                                                                  ----            -----          ------          ----------
Securities available for sale:
      Auction rate securities                                  $19,700,000       $   --       $        --        $19,700,000
                                                               -----------       ------       -----------        -----------
           Total securities
             Available-for-sale                                $19,700,000       $   --       $        --        $19,700,000
                                                               ===========       ======       ===========        ===========

Securities held to maturity:
      Municipal bonds                                          $37,746,195       $1,702       $  (198,447)       $37,549,450
      Commercial paper                                           2,141,851           --                --          2,141,851
      Corporate bonds                                           10,792,879          185           (50,276)        10,742,788
      Zero coupon bonds                                          1,977,785           --           (11,205)         1,966,580
      Federal agency bonds                                       3,749,717           --           (21,627)         3,728,090
                                                               -----------       ------       -----------        -----------
           Total securities held to maturity                   $56,408,427       $1,887       $  (281,555)       $56,128,759
                                                               ===========       ======       ===========        ===========

Contractual maturities of marketable debt securities held to maturity at September 30, 2005 are summarized as follows:

                                                                    September 30, 2005                     June 30, 2005
                                                                    ------------------                     -------------
                                                                                    Fair                                  Fair
                                                                                    Market                               Market
                                                                  Cost              Value              Cost              Value
                                                                  ----              -----              ----              -----
Within one year                                                $36,219,295       $36,105,112       $36,307,880        $36,176,998
One year to five years                                          20,256,725        20,081,078        20,100,547         19,951,761
                                                               -----------       -----------       -----------        -----------
      Total                                                    $56,476,020       $56,186,190       $56,408,427        $56,128,759
                                                               ===========       ===========       ===========        ===========

Contractual maturities of auction rate securities available for sale at September 30, 2005 are summarized as follows:

                                                                    September 30, 2005                     June 30, 2005
                                                                    ------------------                     -------------
                                                                                    Fair                                  Fair
                                                                                    Market                               Market
                                                                  Cost              Value              Cost              Value
                                                                  ----              -----              ----              -----
Within one year                                                $16,100,000       $16,100,000       $16,200,000        $16,200,000
One year to five years                                                  --                --         3,500,000          3,500,000
                                                               -----------       -----------       -----------        -----------
      Total                                                    $16,100,000       $16,100,000       $19,700,000        $19,700,000
                                                               ===========       ===========       ===========        ===========

The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities; however, the market is highly liquid and the interest rates reset every 7, 28 or 35 days. In prior years, the Company classified a portion of its auction rate securities as cash equivalents; however, such amounts have been reclassified as available-for-sale securities for all periods presented in this report.

During the quarter ended September 30, 2004, the Company sold securities available for sale and recognized a loss of $17,347 that is included in other income in the Company's Statement of Operations for that period.

NOTE 4: Inventories

Inventories are summarized as follows:

                                            September 30, 2005     June 30, 2005
                                            ------------------     -------------
Component parts                               $ 10,672,188         $ 10,369,049
Work in process                                  8,668,927            7,709,465
Finished goods                                   2,881,098            2,766,157
                                              ------------         ------------
                                              $ 22,222,213         $ 20,844,671
Reserve for obsolescence                        (1,433,610)          (1,441,323)
                                              ------------         ------------
Net inventory                                 $ 20,788,603         $ 19,403,348
                                              ============         ============

NOTE 5: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                            September 30, 2005     June 30, 2005
                                            ------------------     -------------
Land and land improvements                    $  2,207,823         $  2,207,823
Buildings, furniture and fixtures               16,740,689           16,654,351
Machinery and equipment                         52,442,447           51,680,883
                                              ------------         ------------
                                              $ 71,390,959         $ 70,543,057
Less accumulated depreciation
 and amortization                              (46,761,323)         (45,559,404)
                                              ------------         ------------
                                              $ 24,629,636         $ 24,983,653
                                              ============         ============

NOTE 6: Accrued Expenses

Accrued expenses consist of the following:

                                            September 30, 2005     June 30, 2005
                                            ------------------     -------------
Compensation                                  $    501,106         $  1,222,891
Commissions                                        716,991              620,990
Health insurance                                   376,955              271,561
Restructuring (note 7)                                  --               19,863
Other                                              171,278              196,580
                                              ------------         ------------
                                              $  1,766,330         $  2,331,885
                                              ============         ============

NOTE 7: Restructuring

RF Power Components, Inc.

On October 26, 2004 the Company announced its decision to merge its RF Power Components, Inc. operations into Anaren Ceramics. In doing so, the Company closed RF Power's Long Island facility and relocated the operation to the Anaren Ceramics New Hampshire location. All of RF Power's employees were either terminated or transferred to the New Hampshire facility. Remaining costs associated with terminating 79 employees included in the restructuring liability were paid-in-full in the quarter ended September 30, 2005:

                                           Three months ended
                              Balance      September 30, 2005         Balance
                             June 30,     Costs          Cash      September 30,
                               2005     Incurred     Expenditures      2005
                               ----     --------     ------------      ----
Severance payments           $19,863      $ --         $19,863         $ --
                             -------      ----         -------         ----
                             $19,863      $ --         $19,863         $ --
                             =======      ====         =======         ====

NOTE 8: Other Liabilities

        Other liabilities consist of the following:

                                              September 30, 2005   June 30, 2005
                                              ------------------   -------------
        Deferred compensation                     $  686,034        $  650,064
        Pension liability                            656,000           675,000
        Other                                        330,790           287,450
                                                  ----------        ----------
                                                   1,672,824         1,612,514
        Less current portion                       1,051,791         1,044,759
                                                  ----------        ----------
                                                  $  621,033        $  567,755
                                                  ==========        ==========

NOTE 9: Net Income (Loss) Per Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's 2004 comprehensive long-term incentive plan. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 1,481,103 and 1,314,662 at September 30, 2005 and 2004, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                        Three Months Ended
                                                           September 30
                                                       ----------------------
                                                       2005              2004
                                                       ----              ----
Numerator:
Net income                                          $2,254,017        $1,981,164
                                                    ==========        ==========
Denominator:
Denominator for basic earnings
  per share:
    Weighted average shares
      outstanding                                   17,402,270        20,144,447
                                                    ==========        ==========
Denominator for diluted earnings
  per share:
  Weighted average shares
      outstanding                                   17,402,270        20,144,447
  Common stock options
    and restricted stock                               533,781           533,716
                                                    ----------        ----------
Weighted average shares
  and conversions                                   17,936,051        20,678,163
                                                    ==========        ==========

NOTE 10: Components of Net Periodic Pension Benefit Costs

                                                          Three Months Ended
                                                             September 30
                                                          ------------------
                                                           2005         2004
                                                           ----         ----

Service cost                                           $  61,825      $  65,712
Interest cost                                            141,090        135,206
Expected return on plan assets                          (156,687)      (134,113)
Amortization of prior service cost                         2,623          4,560
Amortization of the net (gain) loss                       12,414         27,066
                                                       ---------      ---------
Net periodic benefit cost                              $  61,265      $  98,431
                                                       =========      =========

Expected Pension Contributions

Expected contributions for fiscal 2006 are $675,000.

Estimated Future Pension Benefit Payments

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

July 1, 2005 - June 30, 2006 ......................................  $  402,899
July 1, 2006 - June 30, 2007 ......................................     405,260
July 1, 2007 - June 30, 2008 ......................................     472,452
July 1, 2008 - June 30, 2009 ......................................     483,474
July 1, 2009 - June 30, 2010 ......................................     521,588
Years 2010 - 2014 .................................................   2,981,761

NOTE 11: Components of Net Periodic Postretirement Health Benefit Costs

                                                            Three Months Ended
                                                              September 30
                                                            ------------------
                                                            2005         2004
                                                            ----         ----
Service cost                                             $ 14,285      $ 15,286
Interest cost                                              46,327        27,802
Amortization of the net (gain) loss                        18,788         4,617
                                                         --------      --------
Postretirement Health                                    $ 79,400      $ 47,705
                                                         ========      ========

Expected Postretirement Health Contributions

Expected contributions for fiscal 2006 are $175,835, net of $17,501 expected subsidy receipts.

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                        Space &           Corporate and
                                                  Wireless              Defense            Unallocated         Consolidated
                                                  --------              -------            -----------         ------------
Net sales:
Three months ended:
  September 30, 2005                             16,410,735            8,203,623                   --           24,614,358
  September 30, 2004                             17,768,293            7,139,064                   --           24,907,357

Operating income (loss):
  Three months ended:
    September 30, 2005                            2,045,191              314,225                   --            2,359,416
    September 30, 2004                              653,925            1,712,986                   --            2,366,911

Goodwill and intangible assets:
    September 30, 2005                           31,305,884                   --                   --           31,305,884
    June 30, 2005                                31,389,102                   --                   --           31,389,102

Identifiable assets:*
    September 30, 2005                           19,356,668           15,682,544          108,016,084          143,055,296
    June 30, 2005                                21,497,591           12,685,903          109,909,259          144,092,753

Depreciation:**
  Three months ended:
    September 30, 2005                              638,912              563,007                   --            1,201,919
    September 30, 2004                              844,242              408,425                   --            1,252,667

Intangibles amortization: ***
  Three months ended:
    September 30, 2005                               83,218                   --                   --               83,218
    September 30, 2004                              320,992                   --                   --              320,992

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

Overview

The consolidated financial statements present the financial condition of the Company as of September 30, 2005 and June 30, 2005, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2005 and 2004.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. Beginning in 2004, the Company has introduced new components addressing consumer wireless applications such as wireless local area networks, Bluetooth, cellular handsets and satellite telecommunications. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Motorola, Nokia, Nortel Networks, and Andrew, and to satellite communications and defense electronics companies such as Boeing Satellite, ITT, Lockheed Martin, Northrup Grumman and Raytheon.

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

On August 3, 2004, the Company acquired a 65,000 square foot building situated on approximately 12 acres in Salem, New Hampshire for a purchase price of $4.8 million. The Company commenced the move of its Amitron operation to the new facility in September 2004 and is operating the business under the name of Anaren Ceramics, Inc., a wholly owned subsidiary of the Company. The New Hampshire facility will provide adequate space for anticipated future growth of that business. In conjunction with the decision to move to this new facility, the Company negotiated a buy out of the remaining lease of the Amitron facility for a one-time charge in fiscal 2004 of $350,000 and the Company also accelerated amortization of the Amitron leasehold improvement and lease related intangibles amounting to $250,000 recognized in the fourth quarter of fiscal 2004, and $250,000 recognized in the first quarter of fiscal 2005.

In October, 2004 the Company announced that in order to accelerate ceramic product growth initiatives and improve operating efficiency, it had decided to consolidate its RF Power subsidiary with the Company's Amitron subsidiary and close RF Power's facility in Bohemia, New York. The consolidated company, Anaren Ceramics, Inc., operates at the Company's newly acquired Salem, New Hampshire facility, which will fully accommodate the current capacity needs of the combined entity as well as significant future growth. The relocation of the RF Power's operation to the Salem, New Hampshire facility was completed during the second quarter of fiscal 2005. As a result of this consolidation, the Company recognized costs of $458,335 for severance and outplacement expenses, $91,000 for lease cancellation and $300,000 for additional inventory write-downs during the second quarter of fiscal 2005. Additionally, the Company incurred further consolidation costs totaling approximately $397,000, including equipment write-downs of $272,000, in the third quarter of fiscal 2005, related to integrating RF Power's operation into Anaren Ceramics.

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R). This standard requires the company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. These costs are to be recognized as compensation expense over the vesting period of the awards. SFAS 123R provides for a prospective application for adoption which the Company chose. Under this method, the Company began recognizing compensation costs for equity based compensation for all new or modified grants after June 30, 2005 and for the unvested portion of the grant date fair value of awards issued prior to adoption, based on the fair value previously calcaulated for footnote disclosure purposes. Equity based compensation cost for employee stock options recognized in the first quarter ended September 30, 2005 was $834,288.

Second Quarter of Fiscal 2006 Outlook

Given the current volatile wireless market demand and our Space and Defense order backlog, we expect net sales to be in the range of $23.5 - $25.0 million for the second quarter of fiscal 2006. With an anticipated tax rate of approximately 23% and an expected equity based compensation expense of approximately $0.04 per diluted share, we expect net earnings per diluted share to be in the range of $0.09 - $0.12 for the second quarter.

Results of Operations

Net sales from continuing operations for the three months ended September 30, 2005 were $24.6 million, down $293,000 from $24.9 million for the first quarter of fiscal 2005. Net income for the first three months of fiscal 2006 was $2.3 million, or 9.2% of net sales, up $273,000, or 13.8% from net income of $2.0 million in the first three months of fiscal 2005.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                       Three Months Ended
                                                Sept. 30, 2005    Sept. 30, 2004
                                                --------------    --------------

Net Sales                                            100.0%           100.0%

Cost of sales                                         64.8%            68.3%
                                                     -----            -----
Gross profit                                          35.2%            31.7%
                                                     -----            -----

Operating expenses:
   Marketing                                           7.2%             7.1%
   Research and development                            8.3%             6.6%
   General and administrative                         10.1%             8.5%
                                                     -----            -----
      Total operating expenses                        25.6%            22.2%
                                                     -----            -----

Operating income                                       9.6%             9.5%
                                                     -----            -----

Other income (expense):

      Other, primarily interest income                 2.4%             1.4%
      Interest expense                                 0.0%             0.0%
                                                     -----            -----
      Total other income (expense), net                2.4%             1.4%
                                                     -----            -----

Income before income taxes                            12.0%            10.9%
Income taxes                                           2.8%             2.9%
                                                     -----            -----
   Net income                                          9.2%             8.0%
                                                     =====            =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                          Three Months Ended
                                                              September 30
                                                          ------------------
                                                           2005        2004
                                                           ----        ----
Wireless                                                 $16,410      $17,768
Space and Defense                                          8,204        7,139
                                                         -------      -------
     Total                                               $24,614      $24,907
                                                         =======      =======

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net sales. Net sales decreased $293,000, or 1.0% to $24.6 million for the first quarter ended September 30, 2005 compared to $24.9 million for the first quarter of fiscal 2005. This decline resulted from a $1.4 million drop in shipments of Wireless infrastructure products in the current first quarter, which was partially off-set by a $1.1 million increase in sales of Space and Defense products.

The decrease in sales of Wireless products, which consist of standard components, ferrite components and custom subassemblies for use in building Wireless basestation and consumer equipment, was a result of a decline in customer demand during the first quarter for standard Wireless components compared to the first quarter of last year.

Wireless product sales fell $1.4 million, or 7.6% in the first quarter of fiscal 2006 compared to the first quarter last year, due to a $3.2 million decline in circulator and older standard component product sales resulting from lower customer demand. This decline was partially off-set by a $1.0 million increase in shipments of custom products related to new Motorola and Nokia custom business, and an $800,000 increase to $1.3 million in sales of new consumer components. Wireless sales are expected to remain at current levels through the second quarter of fiscal 2006.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales of Space and Defense products rose $1.1 million, or 15% in the first quarter of fiscal 2006 compared to the first quarter of the previous fiscal year. This increase consisted of a $1.7 million rise in sales of Space products, which was partially off-set by a $600,000 decline in defense product shipments during the current quarter compared to the same quarter in fiscal 2005. Space and Defense product sales are increasing due to the higher level of new business booked by the Company in fiscal 2004 and 2005, which is now in production. Defense product bookings were $37.7 million in fiscal 2004 and $40.9 million in fiscal 2005. Sales of Space and Defense products in the remainder of fiscal 2006 are expected to range between $8.5 million and $9.0 million, quarterly, as a result of the rise in new order levels over the last two fiscal years.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the first quarter of fiscal 2006 was $8.7 million, (35.2% of net sales), up $764,000 from $7.9 million (31.7% of net sales) for the same quarter of the prior year. Gross profit on sales increased in the first quarter of fiscal 2006 over the first quarter of last year due to favorable manufacturing efficiencies in the current first quarter. These efficiencies resulted from higher production volumes at our lower cost China facility and manufacturing overhead cost savings realized by combining the RF Power and Amitron production facilities in one building as Anaren Ceramics in Salem, New Hampshire. Additionally, cost of sales was increased by the recognition of $325,000 of equity based compensation expense due to the adoption of SFAS 123R in the current first quarter.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.8 million (7.2% of net sales) for the first quarter of fiscal 2006, unchanged from $1.8 million (7.1% of net sales) for the first quarter of fiscal 2005. Included in marketing expense for the first quarter of fiscal 2006 is $69,000 of equity based compensation expense resulting from the adoption of Statement of Financial Accounting Standard 123R (SFAS 123R) by the Company on July 1, 2006. Marketing expenses for the first quarter of fiscal 2005 does not include expense for equity based compensation as the Company adopted SFAS 123R on a prospective basis. Absent the inclusion of equity based compensation expense, marketing costs in the first quarter of fiscal 2006 declined approximately 4% year over year due to cost savings realized through the consolidation of the RF Power and Amitron operations during fiscal 2005.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $2.0 million (8.3% of net sales) in the first quarter of fiscal 2006, up 23.7% from $1.6 million (6.6% of net sales) for the first quarter of fiscal 2005. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities. Research and Development expenditures have increased in the first quarter of fiscal 2006 over first quarter fiscal 2005 levels due to the higher level of Wireless opportunities in the marketplace. These opportunities resulted in the hiring of additional product development personnel in fiscal 2005 and additional outside spending by the Company in the current first quarter to expedite the new product development process. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard Wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 18.6% to $2.5 million (10.1% of net sales) for the first quarter of fiscal 2006 from $2.1 million (8.5% of net sales) for the first quarter of fiscal 2005. The increase resulted primarily from the inclusion in general and administrative expense of $441,000 of equity based compensation expense in the first quarter of fiscal 2006 resulting from the Company's adoption of SFAS 123R. General and Administrative expense for the first quarter of fiscal 2005 does not include expense for equity based compensation. Absent the inclusion of equity based compensation expense, general and administrative costs for the first quarter of fiscal 2006 declined $51,000 due to cost reductions achieved through the consolidation of the RF Power and Amitron operations during fiscal 2005.

Operating Income. Operating income was unchanged in the first quarter of fiscal 2006 at $2.4 million (9.6% of sales) compared to $2.4 million (9.5% of net sales) for the first quarter of fiscal 2005. In the first quarter of fiscal 2006, operating income was reduced by $834,000 for equity based compensation expense resulting from the Company's adoption of FAS 123R on July 1, 2005. As the Company adopted SFAS 123R on a prospective basis, operating income for the first quarter of fiscal 2005 (the prior year) does not include any expense for equity based compensation.

On a reporting segment basis, Wireless operating income was $2.0 million for the first quarter of fiscal 2006 (including $419,000 of equity based compensation expense) up $1.4 million from Wireless operating income of $654,000 for the first quarter of last year. Wireless operating income improved significantly in the current first quarter due to cost savings achieved through the consolidation of the RF Power and Amitron operations in fiscal 2005, the absence of consolidation charges, cost efficiencies resulting from high manufacturing volumes in the Company's China operation and a more favorable wireless custom product mix in the current first quarter, compared to the first quarter of last fiscal year.

Space and Defense operating income fell $1.4 million in the first quarter of fiscal 2006 to $314,000 (including $415,000 of equity based compensation expense) compared to $1.7 million in the first quarter of fiscal 2005. This decrease, despite a rise in sales volume, resulted from the large number of new Space and Defense programs entering production over the second half of last fiscal year and the current first quarter. These programs in their early production phase require a higher level of engineering support, have higher scrap costs and lower manufacturing efficiencies than more mature programs. Operating margins in this group are expected to improve as the newer programs mature.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the first quarter of fiscal 2006 was $6,000 compared to $6,000 for the first quarter of fiscal 2005.

Other Income. Other income is primarily interest income received on invested cash balances and losses on the sale of stock and capital equipment. Other income increased 66% to $588,000

(2.4% of net sales) for the quarter ended September 30, 2005, from $353,000 (1.4% of net sales) for the same quarter last year. This increase was caused mainly by the rise in market interest rates over the past twelve months and the absence of losses on equipment and investment sales in the current first quarter compared to $88,000 of losses recorded in the first quarter of last year. Other income will fluctuate based on short-term market interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the first quarter of fiscal 2006 were $687,000 (2.8% of net sales), representing an effective tax rate of 23.3%. This compares to income tax expense of $733,000 (2.9% of net sales) for the first quarter of fiscal 2005, representing an effective tax rate of 27.0%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2006 is approximately 23% compared to an actual effective tax rate of 19% for fiscal 2005. The increase in the projected effective tax rate is a result of the level of the nondeductible incentive stock option equity based compensation expense expected in fiscal 2006 compared to the level of deductible non-statutory stock option equity based compensation expenses resulting from the adoption of SFAS 123R. Stock options issued prior to the adoption of SFAS 123R, were mainly incentive stock options and are presently generating the majority of the company's equity based employee stock option compensation expense. Compensation expense for these options, under SFAS 123R, does not generate a tax deduction and related deferred tax benefit. New options granted after the adoption of SFAS 123R are expected to be mainly non-statutory stock options, which will generate a tax deduction and related deferred tax benefit.

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

The Company's accounts receivable represent those amounts which have been billed to its customers but not yet collected. The Company analyzes various factors including historical experience, credit worthiness of customers and current market and economic conditions in conjunction with evaluating customer credit worthiness. The allowance for doubtful accounts balance is established based on the portion of those accounts receivable which are deemed to be potentially uncollectible. Changes in judgments on these factors could impact the timing of costs recognized.

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

Liquidity and Capital Resources

Net cash provided by operations for the quarter ended September 30, 2005 was $3.1 million, while net cash used in operations for the first quarter of the prior year was $1.5 million. The positive cash flow from operations in the current first quarter was due to the high level of net income before depreciation and non cash equity compensation. The negative cash flow from operations for the first quarter of the prior year was due to the $3.7 million rise in receivables and inventory, coupled with a $2.3 million paydown of current liabilities.

Net cash provided by investing activities in the first quarter of fiscal 2006 was $2.7 million and consisted of $3.5 million provided by the maturity of marketable debt securities, net of $848,000 used to acquire capital equipment. Net cash used in investing activities in the first quarter of fiscal 2005 was $2.8 million and consisted of capital additions of $5.6 million, including approximately $5.0 million for the purchase and renovation of the Salem, New Hampshire manufacturing facility which were offset by funds provided by the maturity and sale of marketable securities totaling $2.8 million.

Net cash used in financing activities was $4.7 million in the first quarter of fiscal 2006 and $11.6 million in the first quarter of last fiscal year. Cash used in the first quarter of fiscal 2006 consisted of $4.9 million used for the purchase of 352,274 treasury shares, net of $148,000 received from the exercise of stock options. Cash used in the first quarter of fiscal 2005 was $11.6 million for the purchase of 968,198 treasury shares, net of $29,000 received from the exercise of stock options.

During the remainder of fiscal 2006, the Company anticipates that its main cash requirements will be for additions to capital equipment and the purchase of additional treasury shares. Capital expenditures are expected to total between $4.0 and $5.0 million for fiscal 2006 and will be funded by existing cash balances.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At September 30, 2005 there were 1,412,190 shares remaining under the current Board repurchase authorization.

At September 30, 2005, the Company had approximately $79.6 million in cash, cash equivalents, and marketable securities. The Company has no debt, and on a fiscal year basis has had positive operating cash flow for over eight years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments at September 30, 2005 are as follows:

                                                                             Payment Due by Period
                                                                             ---------------------
                                                                     Less
                                                    Total          than 1 Yr.       2-3 Yrs         4-5 Yrs         Over 5 Yrs
                                                    -----          ----------       -------         -------         ----------
Contractual obligations
-----------------------
Operating leases - facilities                     $4,029,449        $507,562        $991,388        $920,181        $1,610,318
Deferred compensation                                375,787          65,000         130,000         130,000            50,787

Recent Accounting Pronouncements

In November, 2004 the FASB published Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 amends the guidance in Chapter 4, "Inventory Pricing" of ARB No. 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges. Statement 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Statement 151 was effective for the Company's 2006 fiscal year and upon adoption did not have a material impact on the Company's financial statements.

In May 2005, the FASB published Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. Statement 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 (the Company's fiscal 2007). Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005 (the Company's fiscal 2006).

Forward-Looking Cautionary Statement

In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. Such known factors include, but are not limited to: the Company's ability to timely ramp up to meet some of our customers' increased demands; difficulties achieving acceptable operating performance at the Company's recently consolidated Anaren Ceramics subsidiary in Salem, New Hampshire; unanticipated delays in successfully completing customer orders within contractually required timeframes; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to or have difficulties in successfully executing its business strategies or achieving its operating objectives, generate revenue growth or achieving profitability expectations; difficulty in successfully securing new design wins from our original equipment manufacturer customers; reliance on a limited number of key component suppliers; unpredictable difficulties or delays in the development of new products; order cancellations or extended postponements; unanticipated delays and/or difficulties increasing procurement of raw materials in Asia through the Company's Suzhou, China facility; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and/or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2005 Annual Report, on Form 10-K for the fiscal year ended June 30, 2005, and the corresponding exhibits, filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

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

As of September 30, 2005, the Company had cash, cash equivalents and marketable securities of $79.6 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from September 30, 2005 rates, or 0.25%, would have reduced net income and cash flow by approximately $50,000, or $0.002 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 10, 2005, the Board of Directors increased by 2,000,000 the number of shares that the Company was authorized to repurchase in open market or by privately negotiated transactions through its previously announced stock repurchase program and as of June 30, 2005, 1,774,464 remained authorized for purchase. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On September 30, 2005, 1,412,190 shares remained authorized for purchase.

-------------------------------------------------------------------------------------------------------------------
                                                                                                   Maximum Number
                                                                                                  (or Approximate
                                                                            Total Number of      Dollar  Value) of
                                                                           Shares (or Units)     Shares (or Units)
                                Total Number of                          Purchased as Part of     that May Yet Be
                               Shares (or Units)   Average Price Paid     Publicly Announced    Purchased Under the
   Period                         Purchased        per Share (or Unit)     Plans or Programs     Plans or Programs
-------------------------------------------------------------------------------------------------------------------
July 2005                               --                   --                      --               1,774,464
-------------------------------------------------------------------------------------------------------------------
August 2005                        164,414                13.89                 164,414               1,610,050
-------------------------------------------------------------------------------------------------------------------
September 2005                     187,860                13.89                 187,860               1,412,190
-------------------------------------------------------------------------------------------------------------------
Total                              352,274                   --                 352,274                      --
-------------------------------------------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's Annual Shareholders' meeting was held on November 3, 2005, at which time the election of Directors was conducted. The following named individuals were nominated and re-elected as Directors.

                                                    Votes         Votes
                                                     For        Withheld
                                                     ---        --------
      Lawrence A. Sala                           14,347,392      689,108
      Robert U. Roberts                          14,421,337      615,163
      Dr. David Wilemon                          14,421,082      615,418

      Messrs. Sala, Roberts and Wilemon were elected to terms expiring in 2008. The terms of Directors Matthew S. Robinson, Dale F. Eck, Carl W. Gerst, James G. Gould, and Herbert I. Corkin continued after the meeting.

      Additionally, the selection of KPMG LLP was approved as the Company's independent registered public accounting firm for fiscal 2006 was ratified by a vote of 14,713,676 for and 318,484 withheld.

Item 6. Exhibits

      31    RULE 13a-14(a) CERTIFICATIONS

      32    SECTION 1350 CERTIFICATIONS

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Anaren, Inc.
                                         (Registrant)

Date: November 7, 2005                   /s/ Lawrence A. Sala
                                         ---------------------------------------
                                         Lawrence A.Sala
                                         President & Chief Executive Officer

Date: November 7, 2005                   /s/ Joseph E. Porcello
                                         ---------------------------------------
                                         Joseph E. Porcello
                                         Vice President of Finance and Treasurer