Form 10-Q
period 2005-12-31
ANAREN  INC
filed 2006-02-03
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Check One: Large accelerated filer __

           Accelerated filer       X

           Non-accelerated filer   __

      Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes __   No X

      The number of shares of Registrant's Common Stock outstanding on February 3, 2006 was 16,963,425.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1. Financial Statements

          Consolidated Condensed Balance Sheets as of                       3
          December 31, 2005 and June 30, 2005 (unaudited)

          Consolidated Condensed Statement of Earnings                      4
          for the Three Months Ended December 31, 2005 and 2004 (unaudited).

          Consolidated Condensed Statements of Earnings                     5
          for the Six Months Ended December 31,
          2005 and 2004 (unaudited)

          Consolidated Condensed Statements of Cash Flows                   6
          for the Six Months Ended December 31,
          2005 and 2004 (unaudited)

          Notes to Consolidated Condensed Financial                         7
          Statements (unaudited)

  Item 2. Management's Discussion and Analysis                             16

          of Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk       28

  Item 4. Controls & Procedures                                            28

PART II - OTHER INFORMATION
---------------------------

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      29

  Item 4. Submission of Matters to a Vote of Security Holders              29

  Item 6. Exhibits                                                         29

 Officer Certifications                                                  31 - 34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                       December 31, 2005 and June 30, 2005
                                   (Unaudited)

                   Assets                                                 December 31, 2005          June 30, 2005
                   ------                                                 -----------------          -------------
 Current assets:
     Cash and cash equivalents                                             $   4,629,014            $   5,900,841
     Securities available for sale (note 3)                                   19,600,000               16,200,000
     Securities held to maturity (note 3)                                     40,499,172               36,307,880
     Receivables, less allowance of $210,807
       at December 31, 2005 and $213,099 at June 30, 2005                     13,907,521               14,780,146
     Inventories (note 4)                                                     22,380,517               19,403,348
     Other receivables                                                         1,142,200                1,144,680
     Deferred income taxes                                                       664,792                  686,411
     Prepaid expenses                                                            721,028                  662,247
     Other current assets                                                        632,333                  423,000
                                                                           -------------            -------------
                 Total current assets                                        104,176,577               95,508,553

 Securities available for sale (note 3)                                               --                3,500,000
 Securities held to maturity (note 3)                                         12,499,018               20,100,547
 Property, plant and equipment, net (note 5)                                  25,564,872               24,983,653
 Goodwill                                                                     30,715,861               30,715,861
 Other intangible assets, net of accumulated amortization
     of $2,518,160 at December 31, 2005
     and $2,351,725 at June 30, 2005 (note 1)                                    506,806                  673,241
                                                                           -------------            -------------
                 Total assets                                              $ 173,463,134            $ 175,481,855
                                                                           =============            =============
       Liabilities and Stockholders' Equity
       ------------------------------------
 Current liabilities:
     Accounts payable                                                      $   5,525,706            $   6,077,313
     Accrued expenses (note 6)                                                 2,473,539                2,331,885
     Income taxes payable                                                      1,438,430                1,501,088
     Customer deposits                                                           483,722                       --
     Other current liabilities (note 8)                                          981,807                1,044,759
                                                                           -------------            -------------
                 Total current liabilities                                    10,903,204               10,955,045
 Deferred income taxes                                                         1,762,090                1,627,304
 Pension and postretirement benefit obligation                                 3,594,613                3,253,188
 Other liabilities (note 8)                                                      657,004                  567,755
                                                                           -------------            -------------
                 Total liabilities                                            16,916,911               16,403,292
                                                                           -------------            -------------
 Stockholders' equity:
     Common stock of $.01 par value.  Authorized
        200,000,000 shares; issued 26,168,204 shares
        at December 31, 2005 and 26,070,804 at June 30, 2005                     261,682                  260,708
     Additional paid-in capital                                              174,062,105              171,333,975
     Unearned compensation                                                      (227,312)                (248,578)
     Retained earnings                                                        63,143,789               58,659,807
     Accumulated other comprehensive income                                     (721,756)                (747,539)
                                                                           -------------            -------------
                                                                             236,518,508              229,258,373
     Less cost of 9,248,943 and 8,553,058 treasury shares
       at December 31, 2005 and June 30, 2005, respectively                   79,972,285               70,179,810
                                                                           -------------            -------------
                 Total stockholders' equity                                  156,546,223              159,078,563
                                                                           -------------            -------------
                 Total liabilities and stockholders' equity                $ 173,463,134            $ 175,481,855
                                                                           =============            =============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           December 31, 2005 and 2004
                                   (Unaudited)

                                                   December 31,     December 31,
                                                       2005             2004
Net sales                                          $ 25,019,013    $ 23,650,022

Cost of sales                                        15,982,504      16,888,850
                                                   ------------    ------------
        Gross profit                                  9,036,509       6,761,172
                                                   ------------    ------------
Operating expenses:
        Marketing                                     1,715,660       1,860,973
        Research and development                      2,268,438       1,387,105
        General and administrative                    2,523,124       2,141,752
        Restructuring (note 7)                               --         458,335
                                                   ------------    ------------
              Total operating expenses                6,507,222       5,848,165
                                                   ------------    ------------
Operating income                                      2,529,287         913,007

Other income, primarily interest                        536,821         179,714
Interest expense                                         (6,143)         (9,837)
                                                   ------------    ------------
              Total other income                   $    530,678    $    169,877
                                                   ------------    ------------
Income before income taxes                            3,059,965       1,082,884

Income tax expense                                      830,000         102,000
                                                   ------------    ------------
Net income                                         $  2,229,965    $    980,884
                                                   ============    ============

     Basic earnings per share                             $0.13           $0.05
                                                          =====           =====
     Diluted earnings per share:                          $0.13           $0.05
                                                          =====           =====
Shares used in computing net earnings per share:
        Basic                                        17,020,360      19,580,182
                                                   ============    ============
        Diluted                                      17,595,314      20,167,087
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                                Six Months Ended
                           December 31, 2005 and 2004
                                   (Unaudited)

                                                   December 31,     December 31,
                                                       2005             2004

Net sales                                          $ 49,633,371    $ 48,557,379
Cost of sales                                        31,942,416      33,905,389
                                                   ------------    ------------
        Gross profit                                 17,690,955      14,651,990
                                                   ------------    ------------
Operating expenses:
        Marketing                                     3,483,739       3,637,618
        Research and development                      4,303,079       3,032,182
        General and administrative                    5,015,434       4,243,936
        Restructuring (note 7)                               --         458,335
                                                   ------------    ------------
              Total operating expenses               12,802,252      11,372,071
                                                   ------------    ------------
Operating income                                      4,888,703       3,279,919

Other income, primarily interest                      1,124,565         532,771
Interest expense                                        (12,286)        (15,642)
                                                   ------------    ------------
              Total other income                      1,112,279         517,129
                                                   ------------    ------------
Income before income taxes                            6,000,982       3,797,048

Income tax expense                                    1,517,000         835,000
                                                   ------------    ------------

Net income                                         $  4,483,982    $  2,962,048
                                                   ============    ============

     Basic earnings per share                      $       0.26    $       0.15
                                                   ============    ============

     Diluted earnings per share:                          $0.25           $0.15
                                                          =====           =====

Shares used in computing net earnings per share:
        Basic                                        17,211,315      19,862,314
                                                   ============    ============
        Diluted                                      17,765,683      20,422,625
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended
                           December 31, 2005 and 2004
                                   (Unaudited)

                                                                             December 31, 2005       December 31, 2004
                                                                             -----------------       -----------------
Cash flows from operating activities:
     Net income                                                                 $  4,483,982            $  2,962,048
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                                              2,391,077               2,502,172
         Amortization of intangibles                                                 166,435                 404,210
         Loss on sale of equipment                                                    15,875                  67,397
         Loss on sale of securities available for sale                                    --                 342,711
         Deferred income taxes                                                       156,405                 139,117
         Equity based compensation                                                 1,725,844                 113,143
         Provision for doubtful accounts                                              (2,292)                 25,508
         Tax benefit from exercise of stock options                                  378,318                  13,536
         Changes in operating assets and liabilities:
           Receivables                                                               874,917                 820,296
           Inventories                                                            (2,977,169)             (2,350,455)
           Other receivables                                                           2,480                 155,757
           Other current assets                                                     (268,114)                 95,042
           Accounts payable                                                         (551,607)             (2,216,230)
           Accrued expenses                                                          141,654                (853,914)
           Income taxes payable                                                      (62,658)                228,221
           Customer advance payments                                                 483,722                (137,416)
           Other liabilities                                                          26,296                 108,485
           Postretirement benefit obligation                                         341,425                 (49,472)
                                                                                ------------            ------------
             Net cash provided by operating activities                             7,326,590               2,370,156
                                                                                ------------            ------------
Cash flows from investing activities:
     Capital expenditures                                                         (2,989,171)             (7,329,399)
     Proceeds from sale of equity securities                                              --               2,746,130
     Proceeds from sale of equipment                                                   1,000                 160,000
     Maturities of marketable debt and auction rate securities                    39,120,237              49,099,454
     Purchase of marketable debt and auction rate securities                     (35,610,000)            (47,204,097)
                                                                                ------------            ------------
             Net cash provided by (used in) investing activities                     522,066              (2,527,912)
                                                                                ------------            ------------
Cash flows from financing activities:
     Stock options exercised                                                         646,209                  49,584
     Purchase of treasury stock                                                   (9,792,475)            (11,623,399)
                                                                                ------------            ------------
             Net cash used in financing activities                                (9,146,266)            (11,573,815)
                                                                                ------------            ------------

     Effect of exchange rates                                                         25,783                    (658)
                                                                                ------------            ------------
             Net decrease in cash and cash equivalents                            (1,271,827)            (11,732,229)
Cash and cash equivalents at beginning of period                                   5,900,841              23,303,263
                                                                                ------------            ------------
Cash and cash equivalents at end of period                                      $  4,629,014            $ 11,571,034
                                                                                ============            ============
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Period For:

       Interest                                                                 $     12,286            $     15,642
                                                                                ============            ============
       Income taxes, net of refunds                                             $  1,021,935            $    472,389
                                                                                ============            ============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The results of operations for the six months ended December 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2006, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the six months ended December 31, 2005 and 2004 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Intangible Assets

INTANGIBLE ASSETS:

Intangible assets as of December 31, 2005 and June 30, 2005 are as follows:

                                               December 31                         June 30
                                    -------------------------------     -----------------------------
                                    Gross Carrying     Accumulated      Gross Carrying   Accumulated
                                        Amount         Amortization         Amount       Amortization
                                    -----------        ------------     --------------   ------------
Patent                              $   574,966         $  467,160       $   574,966      $  431,225
Customer Base                         1,350,000            975,000         1,350,000         862,500
Trade Name                              320,000            320,000           320,000         320,000
Non-Competition Agreements              180,000            156,000           180,000         138,000
Favorable Lease                         600,000            600,000           600,000         600,000
                                     ----------         ----------        ----------      ----------
  Total                              $3,024,966         $2,518,160        $3,024,966      $2,351,725
                                     ==========         ==========        ==========      ==========

Intangible asset amortization expense for six month period ended December 31, 2005 and 2004 aggregated $166,435 and $404,210, respectively. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending June 30,

              2006                                                $ 332,869
              2007                                                $ 302,874
              2008                                                $  37,498
              2009                                                $      --
              2010                                                $      --

NOTE 2: Equity-Based Compensation

Effective July 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123R) on a prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards.

Total equity based compensation expense included in operating expenses for the three months and six months ended December 31, 2005 is $863,923 and $1,725,844, respectively. These amounts include $29,634 and $57,267, respectively related to the Company's restricted stock program and $834,289 and $1,668,577, respectively related to the Company's stock option program, for the three and six month periods.

As a result of the adoption of SFAS 123R, both operating income and income before taxes for the three months and six months ended December 31, 2005 were reduced by $834,289 and $1,668,577, respectively, while net income was reduced by $777,289, or $0.05 per basic and $0.04 per diluted share, for the same three month period and $1,554,577, or $0.09 per basic and diluted share, for the same six month period.

As of December 31, 2005, there were 3,015,151 stock options outstanding. At December 31, 2005, the aggregate value of unvested options, as determined using a capital Black- Scholes option valuation model was $7,496,474 (net of estimated forfeitures). During the six months ended December 31, 2005, the Company granted 374,000 non-statutory stock options, with a fair value of $3,202,270 (net of estimated forfeitures), and 46,770 options were forfeited and/or expired. New option grants made after July 1, 2005, as well as option grants issued prior to that date have been valued using a Black-Scholes option valuation model.

Prior to adopting SFAS 123R on July 1, 2005, the Company's equity based employee compensation expense was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the three months and six months ended December 31, 2004, no equity option based employee compensation cost is reflected in net income, as all options granted under the Company's stock option plans had an exercise price equal to the underlying common stock price on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R, Accounting for Equity-Based Compensation, to equity based employee compensation for the three months and six months ended December 31, 2004.

                                                              Three months ended        Six Months Ended
                                                              December 31, 2004         December 31, 2004
Net income, as reported                                          $   980,884               $2,962,048

Deduct total equity based employee
  compensation expense determined under
  fair value based method for all awards, net
  of related tax effects                                           1,858,491                3,562,741
                                                                 -----------                ---------

Pro forma net loss                                               $  (877,607)               $(600,693)
                                                                 ===========                =========

Earnings (loss) per share:
     Basic - as reported                                             $0.05                    $0.15
     Basic - pro forma                                              $(0.05)                  $(0.03)

     Diluted - as reported                                           $0.05                    $0.15
     Diluted - pro forma                                            $(0.04)                  $(0.03)

Stock Option Plans

In November 2004, the shareholders approved the amendment and restatement of the Company's three existing stock option plans, which combined these plans under one single consolidated equity compensation plan, the Anaren, Inc. Comprehensive Long-Term Incentive Plan. The effect of the amendment and restatement was to combine the separate share pools available for grant under the three existing plans into a single grant pool, expand the type of equity-based awards the Company may grant and extend the term of the combined plan to October 31, 2014. Under the restated plan, the Company may issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, performance shares, and performance units. On December 31, 2005, the Company had 1,325,088 shares available for grant under the restated plan.

Information with respect to these plans are as follows:

                                                                                                         Weighted
                                                            Total                                         average
                                                            Shares               Option Price          exercise price
                                                            ------               ------------          --------------
Outstanding at June 30, 2004                              2,796,662              $1.38 to 62.44            $15.53

Issued                                                      389,600             $12.05 to 13.43            $12.06
Exercised                                                   (98,460)              $1.38 to 9.51             $1.26
Expired                                                    (220,692)             $8.57 to 62.44            $26.90
Canceled                                                    (84,330)             $9.51 to 62.44            $11.28
                                                          ---------

Outstanding at June 30, 2005                              2,782,780             $2.27 to $57.59            $14.73

Issued                                                      374,000             $11.97 to 14.35            $14.01
Exercised                                                   (94,859)             $2.27 to 15.00             $7.04
Expired                                                     (30,530)             $9.51 to 53.00            $52.32
Canceled                                                    (16,240)            $15.00 to 53.00            $16.22
                                                          ---------

Outstanding at December 31, 2005                          3,015,151             $2.27 to $57.59            $12.94
                                                          =========

Shares exercisable at December 31, 2005                   1,897,999             $2.27 to $54.00            $14.97
                                                          =========

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2005:

---------------------------------------------------------------------------------------------------------------------
                             Options outstanding                                         Options exercisable
---------------------------------------------------------------------------------------------------------------------
 Range of exercise         Shares         Weighted average   Weighted average        Shares         Weighted average
       prices                            remaining life in    exercise price                         exercise price
                                               years
---------------------------------------------------------------------------------------------------------------------
$1.00 - $5.00                146,200             0.88              $2.28             146,200              2.28
---------------------------------------------------------------------------------------------------------------------
$5.01 - $15.00             2,480,891             5.83             $11.04           1,408,611             11.04
---------------------------------------------------------------------------------------------------------------------
$15.01 - $40.00              213,460             4.88             $20.37             168,588             20.37
---------------------------------------------------------------------------------------------------------------------
$40.01 - $65.00              174,600             4.82             $53.12             174,600             53.12
---------------------------------------------------------------------------------------------------------------------
                           3,015,151                                               1,897,999
---------------------------------------------------------------------------------------------------------------------

During the six months ended December 31, 2005, the per share weighted average fair value of the non-statutory stock options granted was $8.13. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

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

On September 1, 2005, the Company issued a new grant of 2,605 shares of restricted stock. The per-share price of the grant was $13.82. The shares of stock vest after a 36 month period.

As of December 31, 2005 and 2004, the Company has issued shares aggregating 26,105 and 21,600, respectively, under its Restricted Stock Program. During fiscal year 2005, there were 1,900 shares forfeited and 19,700 shares that matured. The shares of restricted stock vest after a period of 36 and 48 months. Included in the $1,725,844 and $113,143, of total equity based compensation expense, for the six months ended December 31, 2005 and 2004, the Company recognized compensation expense associated with the lapse of restrictions aggregating $57,267 and $113,143, respectively.

NOTE 3: Securities

The amortized cost and fair value of securities are as follows:

                                                                      December 31, 2005
                                                                      -----------------
                                                                      Gross          Gross
                                                  Amortized         Unrealized     Unrealized
                                                     Cost             Gains          Losses           Fair Value
                                                     ----             -----          ------           ----------
Securities available for sale:
     Auction rate securities                      $19,600,000        $    --        $      --         $19,600,000
                                                  -----------        -------        ---------         -----------
         Total securities
         available-for-sale                       $19,600,000        $    --        $      --         $19,600,000
                                                  ===========        =======        =========         ===========
Securities held to maturity:
     Municipal bonds                              $37,884,044        $    --        $(234,029)        $37,650,015
     Commercial paper                               2,237,281             --               --           2,237,281
     Corporate bonds                                7,381,608             --          (21,872)          7,359,736
     Zero coupon bonds                              1,995,557             --           (3,797)          1,991,760
     Federal agency bonds                           3,499,700             --          (42,400)          3,457,300
                                                  -----------        -------        ---------         -----------
         Total securities held to maturity        $52,998,190        $    --        $(302,098)        $52,696,092
                                                  ===========        =======        =========         ===========

                                                                        June 30, 2005
                                                                        -------------
                                                                      Gross          Gross
                                                  Amortized         Unrealized     Unrealized
                                                     Cost             Gains          Losses           Fair Value
                                                     ----             -----          ------           ----------
Securities available for sale:
     Auction rate securities                      $19,700,000        $    --       $      --         $19,700,000
                                                  -----------        -------        ---------         -----------
         Total securities
         Available-for-sale                       $19,700,000        $    --       $      --         $19,700,000
                                                  ===========        =======        =========         ===========
Securities held to maturity:
     Municipal bonds                              $37,746,195        $ 1,702        $(198,447)        $37,549,450
     Commercial paper                               2,141,851             --               --           2,141,851
     Corporate bonds                               10,792,879            185          (50,276)         10,742,788
     Zero coupon bonds                              1,977,785             --          (11,205)          1,966,580
     Federal agency bonds                           3,749,717             --          (21,627)          3,728,090
                                                  -----------        -------        ---------         -----------
         Total securities held to maturity        $56,408,427        $ 1,887        $(281,555)        $56,128,759
                                                  ===========        =======        =========         ===========

Contractual maturities of marketable debt securities held to maturity at December 31, 2005 are summarized as follows:

                                       December 31, 2005                June 30, 2005
                                       -----------------                -------------
                                                    Fair                                   Fair
                                                   Market                          Market
                                    Cost            Value            Cost           Value
                                    ----            -----            ----           -----
Within one year                  $40,499,172     $40,357,486      $36,307,880    $36,176,998
One year to five years            12,499,018      12,338,606       20,100,547     19,951,761
                                 -----------     -----------      -----------    -----------
     Total                       $52,998,190     $52,696,092      $56,408,427    $56,128,759
                                 ===========     ===========      ===========    ===========

Contractual maturities of auction rate securities available for sale at December 31, 2005 are summarized as follows:

                                       December 31, 2005                June 30, 2005
                                       -----------------                -------------
                                                    Fair                                   Fair
                                                   Market                          Market
                                    Cost            Value            Cost           Value
                                    ----            -----            ----           -----
Within one year                  $19,600,000     $19,600,000      $16,200,000    $16,200,000
One year to five years                    --              --        3,500,000      3,500,000
                                 -----------     -----------      -----------    -----------
     Total                       $19,600,000     $19,600,000      $19,700,000    $19,700,000
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

During the six months ended December 31, 2004, the Company sold securities available for sale and recognized a loss of $342,711 that is included in other income in the Company's Statement of Operations for that period.

NOTE 4: Inventories

Inventories are summarized as follows:

                                       December 31, 2005      June 30, 2005
                                       -----------------      -------------

         Component parts                 $ 10,587,283         $ 10,369,049
         Work in process                    9,358,880            7,709,465
         Finished goods                     3,715,750            2,766,157
                                         ------------         ------------
                                         $ 23,661,913         $ 20,844,671
         Reserve for obsolescence          (1,281,396)          (1,441,323)
                                         ------------         ------------
         Net inventory                   $ 22,380,517         $ 19,403,348
                                         ============         ============

NOTE 5: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                           December 31, 2005    June 30, 2005
                                           -----------------    -------------

         Land and land improvements          $  2,207,823       $  2,207,823
         Buildings, furniture and fixtures     16,973,890         16,654,351
         Machinery and equipment               54,314,515         51,680,883
                                             ------------       ------------
                                             $ 73,496,228       $ 70,543,057
         Less accumulated depreciation
          and amortization                    (47,931,356)       (45,559,404)
                                             ------------       ------------
                                             $ 25,564,872       $ 24,983,653
                                             ============       ============

NOTE 6: Accrued Expenses

Accrued expenses consist of the following:

                                          December 31, 2005     June 30, 2005
                                          -----------------     -------------
         Compensation                        $1,066,199           $1,222,891
         Commissions                            692,685              620,990
         Health insurance                       432,401              271,561
         Restructuring (note 7)                      --               19,863
         Other                                  282,254              196,580
                                             ----------           ----------
                                             $2,473,539           $2,331,885
                                             ==========           ==========

NOTE 7: Restructuring

RF Power Components, Inc.

On October 26, 2004 the Company announced its decision to merge its RF Power Components, Inc. operations into Anaren Ceramics. In doing so, the Company closed RF Power's Long Island facility and relocated the operation to the Anaren Ceramics New Hampshire location. All of RF Power's employees were either terminated or transferred to the New Hampshire facility. Remaining costs associated with terminating 79 employees included in the restructuring liability were paid-in-full in the six months ended December 31, 2005:

                                Balance           Six months ended December 31, 2005            Balance
                                June 30,           Costs                   Cash               December 31,
                                 2005             Incurred              Expenditures              2005
                                 ----             --------              ------------              ----

Severance payments              $19,863           $    --                  $19,863               $    --
                                -------           -------                  -------               -------
                                $19,863           $    --                  $19,863               $    --
                                =======           =======                  =======               =======

NOTE 8: Other Liabilities

      Other liabilities consist of the following:

                                        December 31, 2005      June 30, 2005
                                        -----------------      -------------
      Deferred compensation                $  722,004           $  650,064
      Pension liability                       559,988              675,000
      Other                                   356,819              287,450
                                           ----------           ----------
                                            1,638,811            1,612,514
      Less current portion                    981,807            1,044,759
                                           ----------           ----------
                                           $  657,004           $  567,755
                                           ==========           ==========

NOTE 9: Net Income (Loss) Per Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's 2004 comprehensive long-term incentive plan. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 1,065,952 and 1,301,562 at December 31, 2005 and 2004, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                             Three Months Ended                 Six Months Ended
                                                             ------------------                 ----------------
                                                                 December 31                        December 31
Numerator:                                                 2005              2004              2005              2004
----------                                                 ----              ----              ----              ----
Net income from continuing operations                  $ 2,229,965       $   980,884       $ 4,483,982       $ 2,962,048
                                                       ===========       ===========       ===========       ===========
Denominator:

Denominator for basic earnings per share:
           Weighted average shares outstanding          17,020,360        19,580,182        17,211,315        19,862,314
                                                       ===========       ===========       ===========       ===========
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding            17,020,360        19,580,182        17,211,315        19,862,314
         Common stock options
           and restricted stock                            574,954           586,905           554,368           560,311
                                                       -----------       -----------       -----------       -----------
Weighted average shares and conversions                 17,595,314        20,167,087        17,765,683        20,422,625
                                                       ===========       ===========       ===========       ===========

NOTE 10: Components of Net Periodic Pension Benefit Costs

                                                        Three Months Ended                  Six Months Ended
                                                        ------------------                  ----------------
                                                            December 31                        December 31
                                                        2005           2004                2005           2004
                                                        ----           ----                ----           ----
Service cost                                         $  85,587      $  65,712           $ 171,174      $ 131,424
Interest cost                                          151,795        135,206             303,590        270,412
Expected return on plan assets                        (173,365)      (134,113)           (346,730)      (268,226)
Amortization of prior service cost                        (808)         4,560              (1,616)         9,120
Amortization of the net (gain) loss                     47,436         27,066              94,872         54,132
                                                     ---------      ---------           ---------      ---------
Net periodic benefit cost                            $ 110,645      $  98,431           $ 221,290      $ 196,862
                                                     =========      =========           =========      =========

Expected Pension Contributions

Expected contributions for fiscal 2006 are $675,000.

Estimated Future Pension Benefit Payments

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

July 1, 2005 - June 30, 2006 ............................. $  402,899
July 1, 2006 - June 30, 2007 .............................    405,260
July 1, 2007 - June 30, 2008 .............................    472,452
July 1, 2008 - June 30, 2009 .............................    483,474
July 1, 2009 - June 30, 2010 .............................    521,588
Years 2010 - 2014 ........................................  2,981,761

NOTE 11: Components of Net Periodic Postretirement Health Benefit Costs

                                                             Three Months Ended               Six Months Ended
                                                             ------------------               ----------------
                                                                 December 31                    December 31
                                                              2005        2004               2005          2004
                                                              ----        ----               ----          ----
Service cost                                                $14,285      $15,286           $ 28,570      $30,572
Interest cost                                                46,327       27,802             92,654       55,604
Amortization of the net (gain) loss                          18,788        4,617             37,576        9,234
                                                            -------      -------           --------      -------
Postretirement Health                                       $79,400      $47,705           $158,800      $95,410
                                                            =======      =======           ========      =======

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                        Space &         Corporate and
                                                   Wireless             Defense           Unallocated        Consolidated
                                                   --------             -------           -----------        ------------
Net sales:
Three months ended:
       December 31, 2005                        $ 15,494,100           9,524,913                  --         $ 25,019,013
       December 31, 2004                        $ 16,006,066           7,643,956                  --         $ 23,650,022
Six months ended:
       December 31, 2005                        $ 31,904,835          17,728,536                  --         $ 49,633,371
       December 31, 2004                        $ 33,774,359          14,783,020                  --         $ 48,557,379

Operating income (loss):
     Three months ended:
       December 31, 2005                           1,421,125           1,108,162                  --            2,529,287
       December 31, 2004                            (741,875)          1,654,882                  --              913,007
     Six months ended:
       December 31, 2005                           3,466,316           1,422,387                  --            4,888,703
       December 31, 2004                             (87,950)          3,367,869                  --            3,279,919

Goodwill and intangible assets:
     December 31, 2005                            31,222,667                  --                  --           31,222,667
     June 30, 2005                                31,389,102                  --                  --           31,389,102

Identifiable assets:*
       December 31, 2005                          19,358,161          16,694,866         106,187,440          142,240,467
       June 30, 2005                              21,497,591          12,685,903         109,909,259          144,092,753

Depreciation:**
     Three months ended:
       December 31, 2005                             606,710             582,448                  --            1,189,158
       December 31, 2004                             605,786             643,719                  --            1,249,505
     Six months ended:
       December 31, 2005                           1,245,623           1,145,454                  --            2,391,077
       December 31, 2004                           1,450,027           1,052,145                  --            2,502,172

Intangibles amortization: ***
     Three months ended:
       December 31, 2005                              83,217                  --                  --               83,217
       December 31, 2004                              83,219                  --                  --               83,219
     Six months ended:
       December 31, 2005                             166,435                  --                  --              166,435
       December 31, 2004                             404,210                  --                  --              404,210

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

Overview

The consolidated financial statements present the financial condition of the Company as of December 31, 2005 and June 30, 2005, and the consolidated results of operations and cash flows of the Company for the three and six months ended December 31, 2005 and 2004.

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

On August 3, 2004, the Company acquired a 65,000 square foot building situated on approximately 12 acres in Salem, New Hampshire for a purchase price of $4.8 million. The Company commenced the move of its Amitron, Inc. subsidiary to the new facility in September 2004 and is operating the business under the name of Anaren Ceramics, Inc., a wholly owned subsidiary of the Company. The New Hampshire facility will provide adequate space for anticipated future growth of that business. In conjunction with the decision to move to this new facility, the Company negotiated a buy out of the remaining lease of the Amitron facility for a one-time charge in fiscal 2004 of $350,000 and the Company also accelerated amortization of the Amitron, Inc. leasehold improvement and lease related intangibles amounting to $250,000 recognized in the fourth quarter of fiscal 2004, and $250,000 recognized in the first quarter of fiscal 2005.

In October, 2004 the Company announced that in order to accelerate ceramic product growth initiatives and improve operating efficiency, it had decided to consolidate its RF Power, Inc. subsidiary with the Company's Amitron subsidiary and close RF Power's facility in Bohemia, New York. The consolidated company, Anaren Ceramics, Inc., operates at the Company's Salem, New Hampshire facility, which will fully accommodate the current capacity needs of the combined entity as well as significant future growth. The relocation of RF Power's operation to the Salem, New Hampshire facility was completed during the second quarter of fiscal 2005. As a result of this consolidation, the Company recognized costs of $458,335 for severance and outplacement expenses, $91,000 for lease cancellation and $300,000 for additional inventory write-downs during the second quarter of fiscal 2005. Additionally, the Company incurred further consolidation costs totaling approximately $397,000, including equipment write-downs of $272,000, in the third quarter of fiscal 2005, related to integrating RF Power's operation into Anaren Ceramics.

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R). This standard requires the company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. These costs are to be recognized as compensation expense over the vesting period of the awards. SFAS 123R provides for a prospective application for adoption which the Company chose. Under this method, the Company began recognizing compensation costs for equity based compensation for all new or modified grants after June 30, 2005 and for the unvested portion of the grant date fair value of awards issued prior to adoption, based on the fair value previously calculated for footnote disclosure purposes. Equity based compensation cost for employee stock options recognized in the second quarter and six months ended December 31, 2005 was $834,289 and $1,668,577, respectively.

Third Quarter of Fiscal 2006 Outlook

Given the current volatile wireless market demand and our Space and Defense order backlog, we expect net sales to be in the range of $23.0 - $25.0 million for the third quarter of fiscal 2006. With an anticipated tax rate of approximately 25.3% and an expected equity based compensation expense of approximately $0.04 per diluted share, we expect net earnings per diluted share to be in the range of $0.09 - $0.12 for the third quarter.

Results of Operations

Net sales from operations for the three months ended December 31, 2005 were $25.0 million, up $1.4 million from $23.6 million for the second quarter of fiscal 2005. Net income for the second quarter of fiscal 2006 was $2.2 million, or 8.9% of net sales, up $1.2 million, or 127% from net income of $981,000 in the second quarter of fiscal 2005.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                  Three Months Ended                    Six Months Ended
                                          Dec. 31, 2005        Dec. 31, 2004      Dec. 31, 2005     Dec. 31, 2004
                                          -------------        -------------      -------------     -------------
Net Sales                                     100.0%              100.0%              100.0%              100.0%

Cost of sales                                  63.9%               71.4%               64.4%               69.8%
                                              -----               -----               -----               -----
Gross profit                                   36.1%               28.6%               35.6%               30.2%
                                              -----               -----               -----               -----
Operating expenses:
   Marketing                                    6.8%                7.9%                7.0%                7.5%
   Research and development                     9.1%                5.9%                8.7%                6.3%
   General and administrative                  10.1%                9.0%               10.1%                8.7%
   Restructuring                                0.0%                1.9%                0.0%                0.9%
                                              -----               -----               -----               -----
     Total operating expenses                  26.0%               24.7%               25.8%               23.4%
                                              -----               -----               -----               -----
Operating income                               10.1%                3.9%                9.8%                6.8%
                                              -----               -----               -----               -----
Other income (expense):

     Other, primarily interest income           2.1%                0.7%                2.3%                1.0%
     Interest expense                           0.0%                0.0%                0.0%                0.0%
                                              -----               -----               -----               -----
     Total other income (expense), net          2.1%                0.7%                2.3%                1.0%
                                              -----               -----               -----               -----
Income before income taxes                     12.2%                4.6%               12.1%                7.8%
Income taxes                                    3.3%                0.4%                3.1%                1.7%
                                              -----               -----               -----               -----
   Net income                                   8.9%                4.2%                9.0%                6.1%
                                              =====               =====               =====               =====


The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                   Three Months Ended         Six Months Ended
                                       December 31               December 31
                                   ------------------         ----------------
                                    2005         2004         2005         2004
                                    ----         ----         ----         ----
Wireless                          $15,495      $16,006      $31,905      $33,774
Space and Defense                   9,524        7,644       17,728       14,783
                                  -------      -------      -------      -------
     Total                        $25,019      $23,650      $49,633      $48,557
                                  =======      =======      =======      =======

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Net sales. Net sales rose $1.4 million, or 5.5% to $25.0 million for the second quarter ended December 31, 2005, compared to $23.6 million for the second quarter of fiscal 2005. This increase resulted from a $1.9 million rise in shipments of Space and Defense products in the current second quarter which was partially off-set by a $511,000 decline in sales of wireless products

The decrease in sales of Wireless products, which consist of standard components, ferrite components and custom subassemblies for use in building Wireless basestation and consumer equipment, was a result of a decline in customer demand during the second quarter for custom Wireless components compared to the second quarter of last year.

Wireless product sales fell $511,000 or 3.2% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, due to a $1.2 million decline in shipments of wireless custom subassemblies in the current second quarter compared to the second quarter of fiscal 2005 due to a temporary decline in demand for Nokia custom products. This drop was partially off-set by a $714,000, or 200% increase in shipments of new consumer products in the current second quarter compared to the same period last year.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales of Space and Defense products rose $1.9 million, or 24.6%, to $9.5 million in the second quarter of fiscal 2006 compared to the second quarter of the previous fiscal year. This increase is attributed to a $1.9 million rise in Defense product shipments during the current second quarter compared to the same quarter in fiscal 2005. Defense product sales are increasing due to the higher level of new business booked by the Company in fiscal 2004 and 2005, which is now in production. Space and Defense product bookings were $37.7 million in fiscal 2004, $40.9 million in fiscal 2005 and have exceeded $19.0 million in the first half of fiscal 2006. Sales of Space and Defense products in the remainder of fiscal 2006 are expected to range between $9.0 and $10.0 million, quarterly, as a result of the rise in new order levels over the last two fiscal years.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the second quarter of fiscal 2006 was $9.0 million, (36.1% of net sales), up $2.3 million from $6.8 million (28.6% of net sales) for the same quarter of the prior year. Gross profit on sales increased in the second quarter of fiscal 2006 over the second quarter of last year due to the higher sales volume and favorable manufacturing efficiencies in the current second quarter. These efficiencies resulted from higher production volumes at our lower cost China facility and from yield improvements and manufacturing overhead cost savings realized by combining the RF Power and Amitron production facilities in one building as Anaren Ceramics. Additionally, cost of sales included the recognition of $197,000 of equity based compensation expense, while cost of sales in the second quarter of last year included $300,000 of cost associated with the write-down of RF Power inventory due to the consolidation.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.7 million (6.8% of net sales) for the second quarter of fiscal 2006, down $145,000 from $1.9 million (7.9% of net sales) for the second quarter of fiscal 2005. Included in marketing expense for the second quarter of fiscal 2006 is $69,000 of equity based compensation expense. Marketing expense for the second quarter of fiscal 2005 does not include expense for equity based compensation as the Company adopted SFAS 123R on a prospective basis. Absent the inclusion of equity based compensation expense, marketing costs in the second quarter of fiscal 2006 declined approximately 11% year over year due to cost savings realized through the consolidation of the RF Power and Amitron operations during fiscal 2005.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $2.3 million (9.1% of net sales) in the second quarter of fiscal 2006, up 63.5% from $1.4 million (5.9% of net sales) for the second quarter of fiscal 2005. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities. Research and Development expenditures have increased in the second quarter of fiscal 2006 over second quarter fiscal 2005 levels due to the higher level of Wireless opportunities in the marketplace and due to the inclusion of $128,000 for equity based compensation expense. These opportunities resulted in the hiring of additional product development personnel in fiscal 2005 and 2006, and additional outside spending by the Company in the current first six months to expedite the new product development process. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 17.8% to $2.5 million (10.1% of net sales) for the second quarter of fiscal 2006 from $2.1 million (9.0% of net sales) for the second quarter of fiscal 2005. The increase resulted primarily from the inclusion in general and administrative expense of $441,000 of equity based compensation expense in the second quarter of fiscal 2006. General and Administrative expense for the second quarter of fiscal 2005 does not include expense for equity based compensation. Absent the inclusion of equity based compensation expense, general and administrative costs for the second quarter of fiscal 2006 declined $60,000 due to cost reductions achieved through the consolidation of the RF Power and Amitron operations during fiscal 2005.

Restructuring. Restructuring cost which consisted of wages, health insurance, payroll taxes and outplacement costs were $458,000 in the second quarter of fiscal 2005. These costs were related to the termination of 79 people in conjunction with the closure of the RF Power Bohemia, NY facility and the move of that operation to Salem, NH in the second quarter of fiscal 2005. There were no restructuring expenses in the second quarter of fiscal 2006.

Operating Income. Operating income increased $1.6 million, or 177% in the second quarter of fiscal 2006 to $2.5 million (10.1% of net sales) compared to $913,000 (3.9% of net sales) for the second quarter of last fiscal year. In the second quarter of fiscal 2006, operating income was reduced by $834,000 for equity based compensation expense. As the Company adopted SFAS 123R on a prospective basis, operating income for the second quarter of fiscal 2005 (the prior year) does not include any expense for equity based compensation.

On a reporting segment basis, Wireless operating income was $1.4 million for the second quarter of fiscal 2006 (including $419,000 of equity based compensation expense) up $2.1 million from a Wireless operating loss of $742,000 for the second quarter of last year. Wireless operating income improved significantly in the current second quarter due to cost savings achieved through the consolidation of the RF Power and Amitron operations in fiscal 2005, the absence of consolidation and restructuring charges ($850,000 in the second quarter of fiscal 2005), cost efficiencies resulting from higher manufacturing volumes in the Company's China operation and a more favorable wireless custom product mix in the current second quarter, compared to the second quarter of last fiscal year.

Space and Defense operating income fell $600,000 in the second quarter of fiscal 2006 to $1.1 million (including $415,000 of equity based compensation expense) compared to $1.7 million (with no equity based compensation expense) in the second quarter of fiscal 2005. This decrease, despite a rise in sales volume, resulted from the large number of new Space and Defense programs entering production over the second half of last fiscal year and the first half of fiscal 2006. These programs in their early production phase require a higher level of engineering support, have higher scrap costs and lower manufacturing efficiencies than more mature programs. Operating margins in this group are expected to improve as the newer programs mature.

Other Income. Other income is primarily interest income received on invested cash balances and losses on the sale of stock and capital equipment. Other income increased 198% to $537,000 (2.1% of net sales) for the second quarter of fiscal 2006, from $180,000 (0.7% of net sales) for the same quarter last year. This increase was caused mainly by the rise in market interest rates over the past twelve months and the absence of losses on equipment and investment sales in the current second quarter compared to $388,000 of losses recorded in the second quarter of last year. Other income will fluctuate based on short-term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the second quarter of fiscal 2006 was $6,000 compared to $10,000 for the second quarter of fiscal 2005.

Income Taxes. Income taxes for the second quarter of fiscal 2006 were $830,000 (3.3% of net sales), representing an effective tax rate of 27.1%. This compares to income tax expense of $102,000 (0.4% of net sales) for the second quarter of fiscal 2005, representing an effective tax rate of 9.4%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2006 is approximately 25% compared to an actual effective tax rate of 19% for fiscal 2005. The increase in the projected effective tax rate is a result of both the higher level of income and the amount of nondeductible incentive stock option equity based compensation expense expected in fiscal 2006 compared to the level of deductible non-statutory stock option equity based compensation expenses resulting from the adoption of SFAS 123R. Stock options issued prior to the adoption of SFAS 123R, were mainly incentive stock options and are presently generating the majority of the company's equity based employee stock option compensation expense. Compensation expense for these options, under SFAS 123R, does not generate a tax deduction and related deferred tax benefit. New options granted after the adoption of SFAS 123R are expected to be mainly non-statutory stock options, which will generate a tax deduction and related deferred tax benefit.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31,
2004

Net Sales. Net sales increased $1.1 million, or 2.2%, to $49.6 million for the first six months of fiscal 2006 compared to $48.6 million for the first six months of fiscal 2004. This rise in sales resulted from a $2.9 million increase in sales of Space and Defense products in the first half of fiscal 2006, which was partially off-set by a $1.9 million decline in shipments of wireless products.

The decrease in sales of Wireless products in the first half of fiscal 2006 was a result of a decline in customer demand for older standard resistive components and circulator products. These products combined for a $3.4 million decline in revenue. This decrease was partially off-set by a

$1.4 million increase in sales of new consumer components.

Space and Defense products shipments rose $2.9 million, or 20%, to $17.7 million in the first half of fiscal 2006 compared to the first half of the previous fiscal year. This increase consisted of a $2.9 million rise in sales of Defense products during the current six months compared to the same period in fiscal 2005. Defense product sales are increasing due to the higher level of new business booked by the Company in fiscal 2004 and 2005, which is now in production. Space and Defense product bookings were $37.7 million in fiscal 2004, $40.9 million in fiscal 2005, and have exceeded $19.0 million in the first half of fiscal 2006. Sales of Space and Defense products in the remainder of fiscal 2006 are expected to range between $9.0 million and $10.0 million, quarterly, as a result of the rise in new order levels over the last two fiscal years.

Gross Profit. Gross profit for the first half of fiscal 2006 was $17.7 million, (35.6% of net sales), up $3.0 million from $14.7 million (30.2% of net sales) for the same period of the prior year. Gross profit on sales increased in the first half of fiscal 2006 over the first half of last year due to favorable manufacturing efficiencies in the current year. These efficiencies resulted from higher production volumes at our lower cost China facility and manufacturing overhead cost savings realized by combining the RF Power and Amitron production facilities into one building at Anaren Ceramics. Additionally, gross profit was lowered by the recognition of $522,000 of equity based compensation expense in the first quarter of fiscal 2006.

Marketing. Marketing expenses were $3.5 million (7.0% of net sales) for the first six months of fiscal 2006, down $154,000 from $3.6 million (7.5% of net sales) for the first six months of fiscal 2005. Included in marketing expense for the first six months of fiscal 2006 is $138,000 of equity based compensation expense. Marketing expenses for the first half of fiscal 2005 do not include expense for equity based compensation as the Company adopted SFAS 123R on a prospective basis. Absent the inclusion of equity based compensation expense, marketing costs in the first half of fiscal 2006 declined approximately 8% year over year due to cost savings realized through the consolidation of the RF Power and Amitron production facilities during fiscal 2005, and the transfer of some marketing personnel to other functions.

Research and Development. Research and development expenses were $4.3 million (8.7% of net sales) in the first half of fiscal 2006, up 41.9% from $3.0 million (6.3% of net sales) for the first half of fiscal 2005. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities. Research and development expenditures have increased in the first half of fiscal 2006 over first half of fiscal 2005 levels due to the higher level of Wireless opportunities in the marketplace and due to the inclusion of $128,000 for equity based compensation expense.

General and Administrative. General and administrative expenses increased 18.1% to $5.0 million (10.1% of net sales) for the first six months of fiscal 2006 from $4.2 million (8.5% of net sales) for the first six months of fiscal 2005. The increase resulted primarily from the inclusion in general and administrative expense of $882,000 of equity based compensation expense in the first six months of fiscal 2006. General and administrative expense for the first six months of fiscal 2005 does not include expense for equity based compensation. Absent the inclusion of equity based compensation expense, general and administrative costs for the first six months of fiscal 2006 declined $111,000 due to cost reductions achieved through the consolidation of the RF Power and Amitron operations during fiscal 2005.

Restructuring. Restructuring cost which consisted of wages, health insurance, payroll taxes and outplacement costs were $458,000 in the first half of fiscal 2005. These costs were related to the termination of 79 people in conjunction with the closure of RF Power's facility and the move of that operation to Salem, New Hampshire in the second quarter of fiscal 2005. There were no restructuring charges in the first half of fiscal 2006.

Operating Income. Operating income increased $1.6 million, or 49.1% in the first half of fiscal 2006 to $4.9 million (9.8% of net sales) compared to $3.3 million (6.8% of net sales for the first half of last fiscal year. In the first six months of fiscal 2006, operating income was reduced by $1.7 million for stock option equity based compensation expense. As the Company adopted SFAS 123R on a prospective basis, operating income for the first six months of fiscal 2005 (the prior year) does not include any expense for stock option equity based compensation.

On a reporting segment basis, Wireless operating income was $3.5 million for the first half of fiscal 2006 (including $838,000 of equity based compensation expense) up $3.6 million from a Wireless operating loss of $88,000 for the first half of last year. Wireless operating income improved significantly in the current first six months due to cost savings achieved through the consolidation of the RF Power and Amitron operations in fiscal 2005, the absence of consolidation charges ($1.1 million in the first six months of fiscal 2005), cost efficiencies resulting from high manufacturing volumes in the Company's China operation and a more favorable wireless product mix in the current first six months, compared to the first half of last fiscal year.

Space and Defense operating income fell $2.0 million in the first six months of fiscal 2006 to $1.4 million (including $831,000 of stock option equity based compensation expense) compared to $3.4 million in the first six months of fiscal 2005. This decrease, despite a rise in sales volume, resulted from the large number of new Space and Defense programs entering production over the second half of last fiscal year and the current first half of fiscal 2006. These programs in their early production phase require a higher level of engineering support, have higher scrap costs and lower manufacturing efficiencies than more mature programs. Operating margins in this group are expected to improve as the newer programs mature.

Other Income. Other income is primarily interest income received on invested cash balances and losses on the sale of stock and capital equipment. Other income increased 111% to $1.1 million (2.4% of net sales) for the six months ended December 31, 2005, from $533,000 (1.0% of net sales) for the same quarter last year. This increase was caused mainly by the rise in market interest rates over the past twelve months and the absence of losses on equipment and investment sales in the current first six months compared to $410,000 of losses recorded in the first half of last year. Other income will fluctuate based on short-term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the first half of fiscal 2006 was $12,000 compared to $16,000 for the first half of fiscal 2005.

Income Taxes. Income taxes for the first half of fiscal 2006 were $1,517,000 (3.1% of net sales), representing an effective tax rate of 25.3%. This compares to income tax expense of $835,000 (1.7% of net sales) for the first half of fiscal 2005, representing an effective tax rate of 22%. The company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2006 is approximately 25% compared to an actual effective tax rate of 19% for fiscal 2005. The increase in the projected effective tax rate is a result of both the higher level of income and the amount of nondeductible incentive stock option equity based compensation expense expected in fiscal 2006 compared to the level of deductible non-statutory stock option equity based compensation expense resulting from the adoption of SFAS 123R. Stock options issued prior to the adoption of SFAS 123R, were mainly incentive stock options and are presently generating the majority of the company's equity based employee stock option compensation expense. Compensation expense for these options, under SFAS 123R, does not generate a tax deduction and related deferred tax benefit. New options granted after the adoption of SFAS 123R are expected to be mainly non-statutory stock options, which will generate a tax deduction and related deferred tax benefit.

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended December 31, 2005 was $7.3 million, while net cash provided by operations for the first half of the prior year was $2.4 million. The positive cash flow from operations in the current six months was due to the high level of net income before depreciation and non cash equity compensation, which more than off-set the $3.0 million used to fund the current inventory increase. The positive cash flow from operations in the first half of fiscal 2005 was due primarily to income before depreciation and amortization for the period coupled with a $1.0 million decline in trade and other receivables which off-set a $2.4 million increase in inventory and a $2.8 million pay down of current liabilities.

Net cash used in, or provided by, investing activities consists of funds used to purchase capital equipment, proceeds from the sale of investments and funds used or provided by the net purchase or maturity of marketable debt securities.

Net cash provided by investing activities in the first half of fiscal 2006 was $522,000 and consisted of $3.5 million provided by the maturity of marketable debt securities, net of $3.0 million used to acquire capital equipment. Net cash used in investing activities in the first half of fiscal 2005 was $2.5 million and consisted of capital additions of $7.3 million, including approximately $5.0 million for the purchase and renovation of the Salem, New Hampshire manufacturing facility, which were offset by funds provided by the maturity and sale of marketable securities totaling $4.8 million.

Net cash used in financing activities was $9.1 million in the first half of fiscal 2006 and $11.6 million in the first half of last fiscal year. Cash used in the first half of fiscal 2006 consisted of $9.8 million used for the purchase of 343,611 treasury shares, net of $646,000 received from the exercise of stock options. Cash used in the first half of fiscal 2005 was $11.6 million for the purchase of 968,198 treasury shares, net of $50,000 received from the exercise of stock options.

During the remainder of fiscal 2006, the Company anticipates that its main cash requirements will be for additions to capital equipment and the purchase of additional treasury shares. Capital expenditures are expected to total between $4.0 and $5.0 million for fiscal 2006 and will be funded by existing cash balances.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At December 31, 2005 there were 1,078,579 shares remaining under the current Board repurchase authorization.

At December 31, 2005, the Company had approximately $77.2 million in cash, cash equivalents, and marketable securities. The Company has no debt, and on a fiscal year basis has had positive operating cash flow for over eight years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments at December 31, 2005 are as follows:

                                                             Payment Due by Period
                                                             ---------------------

                                                       Less
                                       Total         than 1 Yr.      2-3 Yrs           4-5 Yrs       Over 5 Yrs
                                       -----         ----------      -------           -------       ----------
Contractual obligations
-----------------------
Operating leases - facilities        $3,812,295       $496,676       $957,692         $898,258       $1,459,669
Deferred compensation                   359,537         65,000        130,000          130,000           34,537

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

As of December 31, 2005, the Company had cash, cash equivalents and marketable securities of $77.2 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rates of 10.0% from December 31, 2005 rates, or 0.25%, would have reduced net income and cash flow by approximately $50,000, or $0.002 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

Item 4.  Controls and Procedures

      1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 10, 2005, the Board of Directors increased by 2,000,000 the number of shares that the Company was authorized to repurchase in open market or privately negotiated transactions through its previously announced stock repurchase program and as of September 30, 2005, 1,422,190 remained authorized for purchase. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On December 31, 2005, 1,078,579 shares remained authorized for purchase.

----------------------------------------------------------------------------------------------------------------
    Period              Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                       Shares (or Units)     per Share (or Unit)      Shares (or Units)     Approximate Dollar
                           Purchased                                Purchased as Part of   Value) of Shares (or
                                                                     Publicly Announced     Units) that May Yet
                                                                      Plans or Programs     Be Purchased Under
                                                                                           the Plans or Programs
----------------------------------------------------------------------------------------------------------------
October 2005                   85,100              13.96                    85,100              1,337,090
----------------------------------------------------------------------------------------------------------------
November 2005                 192,963              14.01                   192,963              1,144,127
----------------------------------------------------------------------------------------------------------------
December 2005                  65,548              15.36                    65,548              1,078,579
----------------------------------------------------------------------------------------------------------------
Total                         343,611                 --                   343,611                     --
----------------------------------------------------------------------------------------------------------------

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

                                        Anaren, Inc.
                                        (Registrant)

Date: February 3, 2006                  /s/Lawrence A. Sala
                                        ----------------------------------------
                                        Lawrence A. Sala
                                        President & Chief Executive Officer

Date: February 3, 2006                  /s/Joseph E. Porcello
                                        ----------------------------------------
                                        Joseph E. Porcello
                                        Sr. Vice President of Finance, Treasurer