Form 10-Q
period 2006-03-31
ANAREN  INC
filed 2006-05-09
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check One:

 Large accelerated filer |_|  Accelerated filer |X|  Non-accelerated filer  |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The number of shares of Registrant's Common Stock outstanding on May 5, 2006 was 17,189,657.

                          ANAREN, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets as of                     3
           March 31, 2006 and June 30, 2005 (unaudited)

           Consolidated Condensed Statement of Earnings                    4
           for the Three Months Ended March 31, 2006 and 2005 (unaudited)

           Consolidated Condensed Statements of Earnings                   5
           for the Nine Months Ended March 31,
           2006 and 2005 (unaudited)

           Consolidated Condensed Statements of Cash Flows                 6
           for the Nine Months Ended March 31,
           2006 and 2005 (unaudited)

           Notes to Consolidated Condensed Financial                       7
           Statements (unaudited)

  Item 2.  Management's Discussion and Analysis                            17
           of Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk      29

  Item 4.  Controls & Procedures                                           30

PART II - OTHER INFORMATION
---------------------------

  Item 1A. Risk Factors                                                    30

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     30

  Item 4.  Submission of Matters to a Vote of Security Holders             31

  Item 6.  Exhibits                                                        31

  Officer Certifications                                                 33 - 36

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                        March 31, 2006 and June 30, 2005
                                   (Unaudited)

                   Assets                                                                   March 31, 2006            June 30, 2005
                   ------                                                                   --------------            -------------
Current assets:
    Cash and cash equivalents                                                               $   7,762,295             $   5,900,841
    Securities available for sale (note 3)                                                     35,094,112                16,200,000
    Securities held to maturity (note 3)                                                       32,608,063                36,307,880
    Receivables, less allowance of $113,189
      at March 31, 2006 and $213,099 at June 30, 2005                                          15,611,714                14,780,146
    Inventories (note 4)                                                                       22,127,577                19,403,348
    Other receivables                                                                             958,174                 1,144,680
    Deferred income taxes                                                                         664,792                   686,411
    Prepaid expenses                                                                              554,329                   662,247
    Other current assets                                                                          675,292                   423,000
                                                                                            -------------             -------------
                Total current assets                                                          116,056,348                95,508,553

Securities available for sale (note 3)                                                                 --                 3,500,000
Securities held to maturity (note 3)                                                            5,502,468                20,100,547
Property, plant and equipment, net (note 5)                                                    25,689,775                24,983,653
Goodwill                                                                                       30,715,861                30,715,861
Other intangible assets, net of accumulated amortization
    of $2,601,378 at March 31, 2006
    and $2,351,725 at June 30, 2005 (note 1)                                                      423,588                   673,241
                                                                                            -------------             -------------
                Total assets                                                                $ 178,388,040             $ 175,481,855
                                                                                            =============             =============

      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
    Accounts payable                                                                        $   5,167,651             $   6,077,313
    Accrued expenses (note 6)                                                                   2,475,492                 2,331,885
    Income taxes payable                                                                        1,458,796                 1,501,088
    Customer deposits                                                                             483,722                        --
    Other current liabilities (note 8)                                                            447,847                 1,044,759
                                                                                            -------------             -------------
                Total current liabilities                                                      10,033,508                10,955,045
Deferred income taxes                                                                           1,853,090                 1,627,304
Pension and postretirement benefit obligation                                                   3,954,179                 3,253,188
Other liabilities (note 8)                                                                        692,973                   567,755
                                                                                            -------------             -------------
                Total liabilities                                                              16,533,750                16,403,292
                                                                                            -------------             -------------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 26,275,968 shares
       at March 31, 2006 and 26,070,764 at June 30, 2005                                          262,760                   260,708
    Additional paid-in capital                                                                173,529,734               171,333,975
    Unearned compensation                                                                        (197,679)                 (248,578)
    Retained earnings                                                                          67,175,144                58,659,807
    Accumulated other comprehensive income (loss)                                               1,067,622                  (747,539)
                                                                                            -------------             -------------
                                                                                              241,837,581               229,258,373
    Less cost of 9,249,643 and 8,553,058 treasury shares
      at March 31, 2006 and June 30, 2005, respectively                                        79,983,291                70,179,810
                                                                                            -------------             -------------
                Total stockholders' equity                                                    161,854,290               159,078,563
                                                                                            -------------             -------------
Total liabilities and stockholders' equity                                                  $ 178,388,040             $ 175,481,855
                                                                                            =============             =============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                             March 31, 2006 and 2005
                                   (Unaudited)

                                                                                           March 31, 2006             March 31, 2005
                                                                                           --------------             --------------
Net sales                                                                                   $ 26,701,083               $ 21,783,418

Cost of sales                                                                                 16,458,102                 14,630,770
                                                                                            ------------               ------------
        Gross profit                                                                          10,242,981                  7,152,648
                                                                                            ------------               ------------

Operating expenses:
        Marketing                                                                              1,806,587                  1,513,274
        Research and development                                                               2,187,966                  1,635,048
        General and administrative                                                             2,756,279                  2,256,819
                                                                                            ------------               ------------
              Total operating expenses                                                         6,750,832                  5,405,141
                                                                                            ------------               ------------

Operating income                                                                               3,492,149                  1,747,507

Other income, primarily interest                                                                 620,172                    558,166
Interest expense                                                                                  (6,143)                    (6,143)
                                                                                            ------------               ------------
              Total other income                                                            $    614,029               $    552,023
                                                                                            ------------               ------------

Income before income taxes                                                                     4,106,178                  2,299,530

Income tax expense                                                                               892,000                    439,000
                                                                                            ------------               ------------

Net income from continuing operations                                                       $  3,214,178               $  1,860,530
                                                                                            ------------               ------------

Discontinued operations:
  Income from discontinued operations
    of Anaren Europe (note 12)                                                                   817,177                         --
                                                                                            ------------               ------------
Net income                                                                                  $  4,031,355               $  1,860,530
                                                                                            ============               ============

Basic earnings per share:
  Income from continuing operations                                                                $0.19                      $0.10
  Income from discontinued operations                                                               0.05                         --
                                                                                                   -----                      -----
    Net income                                                                                     $0.24                      $0.10
                                                                                                   =====                      =====

Diluted earnings per share:
  Income from continuing operations                                                                $0.18                      $0.09
  Income from discontinued operations                                                               0.05                         --
                                                                                                   -----                      -----
    Net income                                                                                     $0.23                      $0.09
                                                                                                   =====                      =====

Shares used in computing net earnings per share:
        Basic                                                                                 16,946,993                 19,336,007
                                                                                            ============               ============
        Diluted                                                                               17,547,333                 19,801,542
                                                                                            ============               ============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                Nine Months Ended
                             March 31, 2006 and 2005
                                   (Unaudited)

                                                                                           March 31, 2006             March 31, 2005
                                                                                           --------------             --------------
Net sales                                                                                   $ 76,334,454               $ 70,340,797

Cost of sales                                                                                 48,400,518                 48,536,159
                                                                                            ------------               ------------
        Gross profit                                                                          27,933,936                 21,804,638
                                                                                            ------------               ------------

Operating expenses:
        Marketing                                                                              5,290,326                  5,150,892
        Research and development                                                               6,491,045                  4,667,230
        General and administrative                                                             7,771,713                  6,500,755
        Restructuring (note 7)                                                                        --                    458,335
                                                                                            ------------               ------------
              Total operating expenses                                                        19,553,084                 16,777,212
                                                                                            ------------               ------------

Operating income                                                                               8,380,852                  5,027,426

Other income, primarily interest                                                               1,744,738                  1,090,937
Interest expense                                                                                 (18,429)                   (21,785)
                                                                                            ------------               ------------
              Total other income                                                               1,726,309                  1,069,152
                                                                                            ------------               ------------

Income before income taxes                                                                    10,107,161                  6,096,578

Income tax expense                                                                             2,409,000                  1,274,000
                                                                                            ------------               ------------

Net income from continuing operations                                                       $  7,698,161               $  4,822,578
                                                                                            ============               ============

Discontinued operations:
  Income from discontinued operations
    of Anaren Europe (note 12)                                                                   817,177                         --
                                                                                            ------------               ------------
Net income                                                                                  $  8,515,338               $  4,822,578
                                                                                            ============               ============

Basic earnings per share:
  Income from continuing operations                                                                $0.45                      $0.24
  Income from discontinued operations                                                               0.05                         --
                                                                                            ------------               ------------
    Net income                                                                                     $0.50                      $0.24
                                                                                            ============               ============
Diluted earnings per share:
  Income from continuing operations                                                                $0.43                      $0.24
  Income from discontinued operations                                                               0.05                         --
                                                                                            ------------               ------------
    Net income                                                                                     $0.48                      $0.24
                                                                                            ============               ============
Shares used in computing net earnings per share:
        Basic                                                                                 17,124,494                 19,689,024
                                                                                            ============               ============
        Diluted                                                                               17,623,362                 20,217,742
                                                                                            ============               ============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Nine Months Ended
                             March 31, 2006 and 2005
                                   (Unaudited)

                                                                                               March 31, 2006         March 31, 2005
                                                                                               --------------         --------------
Cash flows from operating activities:
     Net income                                                                                 $  8,515,338           $  4,822,578
     Net income from discontinued operations                                                         817,177                     --
                                                                                                ------------           ------------
     Net income from continuing operations                                                         7,698,161              4,822,578
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                                                              3,593,626              3,676,678
         Impairment loss                                                                                  --                272,118
         Amortization of intangibles                                                                 249,653                487,427
         Loss on sale of equipment                                                                    15,875                 67,397
         Loss on sale of securities available for sale                                                    --                342,711
         Deferred income taxes                                                                       247,405                218,337
         Equity based compensation                                                                 2,590,491                 39,077
         Provision for doubtful accounts                                                             (12,613)                84,124
         Tax benefit from exercise of stock options                                                       --                 13,536
         Changes in operating assets and liabilities:
           Receivables                                                                              (818,955)               783,753
           Inventories                                                                            (2,724,229)            (3,111,932)
           Other receivables                                                                         186,506                106,278
           Other current assets                                                                     (186,108)               198,372
           Accounts payable                                                                         (876,135)            (2,308,380)
           Accrued expenses                                                                          143,607               (877,045)
           Income taxes payable                                                                      (42,292)               318,353
           Customer advance payments                                                                 483,722               (407,536)
           Other liabilities                                                                         700,990                163,169
           Postretirement benefit obligation                                                        (284,533)              (264,603)
                                                                                                ------------           ------------
             Net cash provided by operating activities
               from continuing operations                                                         10,965,171              4,624,412
     Net cash used in operating activities
       from discontinued operations                                                                  (97,241)                    --
                                                                                                ------------           ------------
     Net cash provided by operating activities                                                    10,867,930              4,624,412

Cash flows from investing activities:
     Capital expenditures                                                                         (4,316,623)            (8,258,546)
     Proceeds from sale of equity securities                                                           1,000              2,746,130
     Proceeds from sale of equipment                                                                      --                160,000
     Maturities of marketable debt and auction rate securities                                    77,172,784             89,422,942
     Purchase of marketable debt and auction rate securities                                     (74,269,000)           (80,225,097)
                                                                                                ------------           ------------
             Net cash provided by (used in) investing activities                                  (1,411,839)             3,845,429
                                                                                                ------------           ------------
Cash flows from financing activities:
     Stock options exercised                                                                       1,783,491                180,771
     Tax benefit from exercise of stock options                                                      378,318                     --
     Purchase of treasury stock                                                                   (9,803,481)           (20,900,147)
                                                                                                ------------           ------------
             Net cash used in financing activities                                                (7,641,672)           (20,719,376)
                                                                                                ------------           ------------

     Effect of exchange rates                                                                         47,035                 (2,151)
                                                                                                ------------           ------------
             Net increase (decrease) in cash and cash equivalents                                  1,861,454            (12,251,686)
Cash and cash equivalents at beginning of period                                                   5,900,841             23,303,263
                                                                                                ------------           ------------
Cash and cash equivalents at end of period                                                      $  7,762,295           $ 11,051,577
                                                                                                ============           ============
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Period For:
       Interest                                                                                 $     12,286           $     21,785
                                                                                                ============           ============
       Income taxes, net of refunds                                                             $  1,802,569           $    742,036
                                                                                                ============           ============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The results of operations for the nine months ended March 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2006, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the nine months ended March 31, 2006 and 2005 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Intangible Assets

INTANGIBLE ASSETS:

Intangible assets as of March 31, 2006 and June 30, 2005 are as follows:

                                                                   March 31                                  June 30
                                                      ----------------------------------        ----------------------------------
                                                      Gross Carrying        Accumulated         Gross Carrying         Accumulated
                                                          Amount            Amortization            Amount            Amortization
                                                      --------------        ------------        --------------        ------------
Patent                                                  $  574,966           $  485,128           $  574,966           $  431,225
Customer Base                                            1,350,000            1,031,250            1,350,000              862,500
Trade Name                                                 320,000              320,000              320,000              320,000
Non-Competition Agreements                                 180,000              165,000              180,000              138,000
Favorable Lease                                            600,000              600,000              600,000              600,000
                                                        ----------           ----------           ----------           ----------
  Total                                                 $3,024,966           $2,601,378           $3,024,966           $2,351,725
                                                        ==========           ==========           ==========           ==========

Intangible asset amortization expense for nine month period ended March 31, 2006 and 2005 aggregated $249,653 and $487,427, respectively. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending June 30,
       2006                                                          $332,869
       2007                                                          $302,874
       2008                                                          $ 37,498
       2009                                                          $     --
       2010                                                          $     --

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

Total equity based compensation expense included in operating expenses for the three months and nine months ended March 31, 2006 is $864,647 and $2,590,491, respectively. These amounts include $29,634 and $86,901, respectively, related to the Company's restricted stock program and $835,013 and $2,503,590, respectively related to the Company's stock option program, for the three and nine month periods.

As a result of the adoption of SFAS 123R, both operating income and income before taxes for the three months and nine months ended March 31, 2006 were reduced by $835,013 and $2,503,590, respectively, while net income was reduced by $777,986, or $0.05 per basic and $0.04 per diluted share, for the same three month period and $2,332,510, or $0.14 per basic and $0.13 per diluted share, respectively, for the same nine month period.

Equity based compensation expense included in operating expenses are classified as follows on March 31, 2006:

                                                Three Months        Nine Months
                                                   Ended              Ended
                                                -----------         -----------
Cost of goods sold                               $  216,115         $  737,631
Marketing                                            67,891            205,357
Research and development                            109,679            237,381
General and administrative                          441,328          1,323,221
                                                 ----------         ----------
                                                 $  835,013         $2,503,590
                                                 ==========         ==========

As of March 31, 2006, there were 2,902,371 stock options outstanding. At March 31, 2006, the aggregate value of unvested options, as determined using a capital Black- Scholes option valuation model was $6,891,744 (net of estimated forfeitures). During the nine months ended March 31, 2006, the Company granted 376,000 non-statutory stock options, with a fair value of $3,220,546 (net of estimated forfeitures), and 53,810 options were forfeited and/or expired. New option grants made after July 1, 2005, as well as option grants issued prior to that date have been valued using a Black-Scholes option valuation model.

Prior to adopting SFAS 123R on July 1, 2005, the Company's equity based employee compensation expense was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the three months and nine months ended March 31, 2005, no equity option based employee compensation cost is reflected in net income, as all options granted under the Company's stock option plans had an exercise price equal to the underlying common stock price on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R, Accounting for Equity-Based Compensation, to equity based employee compensation for the three months and nine months ended March 31, 2005.

                                          Three months ended   Nine Months Ended
                                            March 31, 2005       March 31, 2005
                                            --------------       --------------

Net income, as reported                        $1,860,530          $4,822,578

Deduct total equity based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                                   1,862,920           5,588,760
                                               ----------          ----------

Pro forma net loss                             $   (2,390)         $ (766,182)
                                               ==========          ==========

Earnings (loss) per share:
     Basic - as reported                            $0.10              $ 0.24
     Basic - pro forma                              $0.00              $(0.04)

     Diluted - as reported                          $0.09              $ 0.24
     Diluted - pro forma                            $0.00              $(0.04)

Stock Option Plans

In November 2004, the shareholders approved the amendment and restatement of the Company's three existing stock option plans, which combined these plans under one single consolidated equity compensation plan, the Anaren, Inc. Comprehensive Long-Term Incentive Plan. The effect of the amendment and restatement was to combine the separate share pools available for grant under the three existing plans into a single grant pool, expand the type of equity-based awards the Company may grant and extend the term of the combined plan to October 31, 2014. Under the restated plan, the Company may issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, performance shares, and performance units. On March 31, 2006, the Company had 1,325,088 shares available for grant under the restated plan.

Information with respect to these plans are as follows:

                                                                    Weighted
                                      Total                          average
                                      Shares      Option Price    exercise price
                                      ------      ------------    --------------
Outstanding at June 30, 2004        2,796,662    $1.38 to 62.44      $15.53

Issued                                389,600   $12.05 to 13.43      $12.06
Exercised                             (98,460)    $1.38 to 9.51      $ 1.26
Expired                              (220,692)   $8.57 to 62.44      $26.90
Canceled                              (84,330)   $9.51 to 62.44      $11.28
                                    ---------
Outstanding at June 30, 2005        2,782,780   $2.27 to $57.59      $14.73

Issued                                376,000   $11.97 to 15.63      $13.97
Exercised                            (202,599)   $2.27 to 16.35      $ 8.03
Expired                               (30,830)   $9.51 to 53.00      $47.35
Canceled                              (22,980)  $14.73 to 53.00      $14.39
                                    ---------
Outstanding at March 31, 2006       2,902,371   $2.27 to $57.59      $13.14
                                    =========
Shares exercisable at
  March 31, 2006                    1,863,527   $2.27 to $57.59      $15.25
                                    =========

The following table summarizes significant ranges of outstanding and exercisable options at March 31, 2006:

--------------------------------------------------------------------------------------------------------------------------
                                      Options outstanding                                      Options exercisable
--------------------------------------------------------------------------------------------------------------------------
Range of exercise               Shares           Weighted average   Weighted average      Shares          Weighted average
     prices                                     remaining life in   exercise price                         exercise price
                                                      years
--------------------------------------------------------------------------------------------------------------------------
$1.00 - $5.00                   138,800                0.64              $2.28             138,800               2.28
--------------------------------------------------------------------------------------------------------------------------
$5.01 - $15.00                2,371,851                5.69             $11.62           1,367,931              11.13
--------------------------------------------------------------------------------------------------------------------------
$15.01 - $40.00                 217,120                4.56             $20.07             182,196              20.30
--------------------------------------------------------------------------------------------------------------------------
$40.01 - $65.00                 174,600                4.57             $54.64             174,600              53.12
--------------------------------------------------------------------------------------------------------------------------
                              2,902,371                                                  1,863,527
--------------------------------------------------------------------------------------------------------------------------

During the nine months ended March 31, 2006, the per share weighted average fair value of the non-statutory stock options granted was $8.77. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending March 31:

                                                              2006                      2005
                                                              ----                      ----
Expected option life - key employee plan                      6.5                       5
Expected option life - company-wide plan                      6.5                       3
Weighted average risk-free interest rate                      3.92% - 4.47%             3.22%
Weighted average expected volatility                          54.12% - 69.00%           59.75% - 87.57%

Restricted Stock Grants

On November 17, 2004, the Company issued a new grant of 23,500 shares of restricted stock. The per-share price of the grant was $13.60. The shares of restricted stock vest after a 36-month period.

On September 1, 2005, the Company issued a new grant of 2,605 shares of restricted stock. The per-share price of the grant was $13.82. The shares of stock vest after a 36 month period.

As of March 31, 2006 and 2005, the Company has issued restricted shares aggregating 26,105 and 21,600, respectively, under its 2004 Comprehensive Long-Term Incentive Plan. During fiscal year 2005, there were 1,900 shares forfeited and 19,700 shares that matured. The shares of restricted stock vest after a period of 36 and 48 months. Included in the $2,590,491 and $39,077, of total equity based compensation expense, for the nine months ended March 31, 2006 and 2005, the Company recognized compensation expense associated with the lapse of restrictions aggregating $86,901 and $39,077, respectively.

NOTE 3: Securities

The amortized cost and fair value of securities are as follows:

                                                                                         March 31, 2006
                                                                                         --------------
                                                                                       Gross             Gross
                                                                  Amortized         Unrealized         Unrealized
                                                                     Cost              Gains             Losses          Fair Value
                                                                  -----------       -----------       -----------        -----------
Securities available for sale:
     Auction rate securities                                      $35,094,112       $        --       $        --        $35,094,112
                                                                  -----------       -----------       -----------        -----------
         Total securities
         available-for-sale                                       $35,094,112       $        --       $        --        $35,094,112
                                                                  ===========       ===========       ===========        ===========
Securities held to maturity:
     Municipal bonds                                              $27,995,320       $        --       $  (171,320)       $27,824,000
     Commercial paper                                               2,728,628                --                --          2,728,628
     Corporate bonds                                                3,637,131                --            (5,565)         3,631,566
     Zero coupon bonds                                                     --                --                --                 --
     Federal agency bonds                                           3,749,452               154           (43,295)         3,706,311
                                                                  -----------       -----------       -----------        -----------
         Total securities held to maturity                        $38,110,531       $       154       $  (220,180)       $37,890,505
                                                                  ===========       ===========       ===========        ===========

                                                                                           June 30, 2005
                                                                                           -------------
                                                                                       Gross             Gross
                                                                  Amortized         Unrealized         Unrealized
                                                                     Cost              Gains             Losses          Fair Value
                                                                  -----------       -----------       -----------        -----------
Securities available for sale:
     Auction rate securities                                      $19,700,000       $        --       $        --        $19,700,000
                                                                  -----------       ---------         ---------          -----------
         Total securities
           Available-for-sale                                     $19,700,000       $        --       $        --        $19,700,000
                                                                  ===========       =========         =========          ===========
Securities held to maturity:
     Municipal bonds                                              $37,746,195       $     1,702       $  (198,447)       $37,549,450
     Commercial paper                                               2,141,851                --                --          2,141,851
     Corporate bonds                                               10,792,879               185           (50,276)        10,742,788
     Zero coupon bonds                                              1,977,785                --           (11,205)         1,966,580
     Federal agency bonds                                           3,749,717                --           (21,627)         3,728,090
                                                                  -----------       ---------         ---------          -----------
         Total securities held to maturity                        $56,408,427       $     1,887       $  (281,555)       $56,128,759
                                                                  ===========       =========         =========          ===========

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

                                                                March 31, 2006                               June 30, 2005
                                                                --------------                               -------------
                                                                                Fair                                        Fair
                                                                               Market                                      Market
                                                          Cost                  Value                  Cost                 Value
                                                       -----------           -----------           -----------           -----------
Within one year                                        $32,608,063           $32,440,292           $36,307,880           $36,176,998
One year to five years                                   5,502,468             5,450,213            20,100,547            19,951,761
                                                       -----------           -----------           -----------           -----------
     Total                                             $38,110,531           $37,890,505           $56,408,427           $56,128,759
                                                       ===========           ===========           ===========           ===========

Contractual maturities of auction rate securities available for sale are summarized as follows:

                                                                March 31, 2006                               June 30, 2005
                                                                --------------                               -------------
                                                                                Fair                                        Fair
                                                                               Market                                      Market
                                                          Cost                  Value                  Cost                 Value
                                                       -----------           -----------           -----------           -----------
Within one year                                        $35,094,112           $35,094,112           $16,200,000           $16,200,000
One year to five years                                          --                    --             3,500,000             3,500,000
                                                       -----------           -----------           -----------           -----------
     Total                                             $35,094,112           $35,094,112           $19,700,000           $19,700,000
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

During the nine months ended March 31, 2005, the Company sold securities available for sale and recognized a loss of $342,711 that is included in other income in the Company's Statement of Earnings for that period.

NOTE 4: Inventories

Inventories are summarized as follows:

                                             March 31, 2006        June 30, 2005
                                             --------------        -------------

Component parts                               $ 10,086,883         $ 10,369,049
Work in process                                  9,414,449            7,709,465
Finished goods                                   3,957,605            2,766,157
                                              ------------         ------------
                                              $ 23,458,937         $ 20,844,671
Reserve for obsolescence                        (1,331,360)          (1,441,323)
                                              ------------         ------------
Net inventory                                 $ 22,127,577         $ 19,403,348
                                              ============         ============

NOTE 5: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                               March 31, 2006      June 30, 2005
                                               --------------      -------------
Land and land improvements                      $  2,207,823       $  2,207,823
Buildings, furniture and fixtures                 17,061,510         16,654,351
Machinery and equipment                           55,554,347         51,680,883
                                                ------------       ------------
                                                $ 74,823,680       $ 70,543,057
Less accumulated depreciation
 and amortization                                (49,133,905)       (45,559,404)
                                                ------------       ------------
                                                $ 25,689,775       $ 24,983,653
                                                ============       ============

NOTE 6: Accrued Expenses

Accrued expenses consist of the following:

                                               March 31, 2006      June 30, 2005
                                               --------------      -------------
Compensation                                     $1,235,265          $1,222,891
Commissions                                         663,315             620,990
Health insurance                                    506,162             271,561
Restructuring (note 7)                                   --              19,863
Other                                                70,750             196,580
                                                 ----------          ----------
                                                 $2,475,492          $2,331,885
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

                          Balance   Nine months ended March 31, 2006    Balance
                          June 30,      Costs              Cash        March 31,
                            2005      Incurred         Expenditures      2006
                          --------    --------         ------------    ---------
Severance payments        $19,863       $ --              $19,863        $ --
                          -------       ----              -------        ----
                          $19,863       $ --              $19,863        $ --
                          =======       ====              =======        ====

NOTE 8: Other Liabilities

      Other liabilities consist of the following:

                                              March 31, 2006       June 30, 2005
                                              --------------       -------------
Deferred compensation                           $  757,973          $  650,064
Pension liability                                       --             675,000
Other                                              382,847             287,450
                                                ----------          ----------
                                                 1,140,820           1,612,514
Less current portion                               447,847           1,044,759
                                                ----------          ----------
                                                $  692,973          $  567,755
                                                ==========          ==========

NOTE 9: Net Income (Loss) Per Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's 2004 comprehensive long-term incentive plan. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 382,020 and 2,579,938 at March 31, 2006 and 2005, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                                    Three Months Ended                     Nine Months Ended
                                                                    ------------------                     -----------------
                                                                         March 31                               March 31
Numerator:                                                       2006               2005               2006               2005
                                                              -----------        -----------        -----------        -----------
Net income from continuing operations                         $ 3,214,178        $ 1,860,530        $ 7,698,161        $ 4,822,578
                                                              ===========        ===========        ===========        ===========
Denominator:

Denominator for basic earnings per share:
    Weighted average shares outstanding                        16,946,993         19,336,007         17,124,494         19,689,024
                                                              ===========        ===========        ===========        ===========
Denominator for diluted earnings
    per share:
    Weighted average shares outstanding                        16,946,993         19,336,007         17,124,494         19,689,024
    Common stock options
       and restricted stock                                       600,340            465,535            498,869            528,718
                                                              -----------        -----------        -----------        -----------
Weighted average shares and conversions                        17,547,333         19,801,542         17,623,362         20,217,742
                                                              ===========        ===========        ===========        ===========

NOTE 10: Components of Net Periodic Pension Benefit Costs

                                                                    Three Months Ended                     Nine Months Ended
                                                                    ------------------                     -----------------
                                                                         March 31                               March 31
                                                                  2006                2005              2006               2005
                                                                ---------          ---------          ---------          ---------
Service cost                                                    $  85,587          $  61,825          $ 256,761          $ 185,475
Interest cost                                                     151,795            141,090            455,385            423,270
Expected return on plan assets                                   (173,365)          (156,687)          (520,095)          (470,060)
Amortization of prior service cost                                   (808)             2,623             (2,424)             7,868
Amortization of the net (gain) loss                                47,436             12,414            142,308             37,242
                                                                ---------          ---------          ---------          ---------
Net periodic benefit cost                                       $ 110,645          $  61,265          $ 331,935          $ 183,795
                                                                =========          =========          =========          =========

Expected Pension Contributions

Contributions for fiscal 2006 were $486,012.

Estimated Future Pension Benefit Payments

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

July 1, 2005 - June 30, 2006 .......................................  $  402,899
July 1, 2006 - June 30, 2007 .......................................     405,260
July 1, 2007 - June 30, 2008 .......................................     472,452
July 1, 2008 - June 30, 2009 .......................................     483,474
July 1, 2009 - June 30, 2010 .......................................     521,588
Years 2010 - 2014 ..................................................   2,981,761

NOTE 11: Components of Net Periodic Postretirement Health Benefit Costs

                                                                      Three Months Ended                      Nine Months Ended
                                                                      ------------------                      -----------------
                                                                            March 31                               March 31
                                                                     2006               2005               2006               2005
                                                                   --------           --------           --------           --------
Service cost                                                       $ 14,285           $ 15,286           $ 42,855           $ 45,858
Interest cost                                                        46,327             27,802            138,981             83,406
Amortization of the net (gain) loss                                  18,788              4,617             56,364             13,851
                                                                   --------           --------           --------           --------
Postretirement health benefit costs                                $ 79,400           $ 47,705           $238,200           $143,115
                                                                   ========           ========           ========           ========

Expected Postretirement Health Contributions

Expected contributions for fiscal 2006 are $175,839, net of $17,501 expected subsidy receipts.

NOTE 12: Discontinued Operations

During the quarter ended March 31, 2006, final liquidation of the Company's Anaren Europe operation took place. The results of operations for Anaren Europe for the prior fiscal years have been classified as discontinued operations in the Statement of Earnings. Components of the income from discontinued operations of Anaren Europe for the three months and nine months ended March 31 are as follows:

                                                                      Three Months Ended                      Nine Months Ended
                                                                      ------------------                      -----------------
                                                                            March 31                               March 31
                                                                     2006               2005               2006               2005
                                                                   --------           --------           --------           --------
Income from liquidation of net assets                              $ 81,713           $     --           $ 87,713           $     --
Realization of Currency Translation Gain                            735,464                 --            735,464                 --
                                                                   --------           --------           --------           --------
                                                                   $817,177           $     --           $817,177           $     --
                                                                   ========           ========           ========           ========

The above realization of currency translation gain was previously included in comprehensive income. Any tax related effects of such discontinued operations have been recognized in prior fiscal years.

NOTE 13: Segment Information

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

The wireless segment designs, manufactures and markets commercial products used mainly by infrastructure original equipment manufacturers in the wireless communications market. The space and defense segment of the business designs, manufactures and markets specialized products for original equipment manufacturers in the defense electronics and satellite communications markets. The revenue disclosures for the Company's reportable segments depict products that are similar in nature.

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                               Space &           Corporate and
                                                          Wireless             Defense            Unallocated          Consolidated
                                                          --------             -------            -----------          ------------
Net sales:
Three months ended:
       March 31, 2006                                    16,014,209           10,686,874                   --           26,701,083
       March 31, 2005                                    14,155,895            7,627,523                   --           21,783,418
Nine months ended:
       March 31, 2006                                    47,919,045           28,415,409                   --           76,334,454
       March 31, 2005                                    47,930,254           22,410,543                   --           70,340,797

Operating income:
     Three months ended:
       March 31, 2006                                     1,515,645            1,976,504                   --            3,492,149
       March 31, 2005                                       482,772            1,264,735                   --            1,747,507
     Nine months ended:
       March 31, 2006                                     4,981,962            3,398,890                   --            8,380,852
       March 31, 2005                                       394,803            4,632,623                   --            5,027,426

Goodwill and intangible assets:
     March 31, 2006                                      31,139,449                   --                   --           31,139,449
     June 30, 2005                                       31,389,102                   --                   --           31,389,102

Identifiable assets:*
       March 31, 2006                                    19,933,563           17,443,896          109,871,132          147,248,591
       June 30, 2005                                     21,497,591           12,685,903          109,909,259          144,092,753

Depreciation:**
     Three months ended:
       March 31, 2006                                       644,650              557,899                   --            1,202,549
       March 31, 2005                                       673,888              500,618                   --            1,174,506
     Nine months ended:
       March 31, 2006                                     1,890,272            1,703,354                   --            3,593,626
       March 31, 2005                                     2,223,986            1,452,692                   --            3,676,678

Intangibles amortization: ***
     Three months ended:
       March 31, 2006                                        83,218                   --                   --               83,218
       March 31, 2005                                        83,217                   --                   --               83,217
     Nine months ended:
       March 31, 2006                                       249,653                   --                   --              249,653
       March 31, 2005                                       487,427                   --                   --              487,427

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

Overview

The consolidated financial statements present the financial condition of the Company as of March 31, 2006 and June 30, 2005, and the consolidated results of operations and cash flows of the Company for the three and nine months ended March 31, 2006 and 2005.

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

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R). This standard requires the company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. These costs are to be recognized as compensation expense over the vesting period of the awards. SFAS 123R provides for a prospective application for adoption which the Company chose. Under this method, the Company began recognizing compensation costs for stock option equity based compensation for all new or modified grants after June 30, 2005 and for the unvested portion of the grant date fair value of awards issued prior to adoption, based on the fair value previously calculated for footnote disclosure purposes. Equity based compensation cost for employee stock options recognized in the third quarter and nine months ended March 31, 2006 was $835,000 and $2,504,000, respectively.

The final liquidation and dissolution of the Company's European corporate structure was concluded during the quarter ended March 31, 2006. As part of this liquidation and dissolution, the Company recognized income from discontinued operations of $817,000 resulting from final asset and liability liquidation and previously unrecognized currency translation gains.

Fourth Quarter of Fiscal 2006 Outlook

Given the current volatile wireless market demand and our Space and Defense order backlog, we expect net sales to be in the range of $26.0 - $28.0 million for the fourth quarter of fiscal 2006. With an anticipated tax rate of approximately 24% and an expected equity based compensation expense of approximately $0.04 per diluted share, we expect net earnings per diluted share to be in the range of $0.14 - $0.17 for the fourth quarter.

Results of Operations

Net sales for the three months ended March 31, 2006 were $26.7 million, up $4.9 million from $21.8 million for the third quarter of fiscal 2005. Net income for the third quarter of fiscal 2006 was $4.0 million, or 15.1% of net sales, up $2.1 million, or 117% from net income of $1.9 million in the third quarter of fiscal 2005.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                   Three Months Ended                 Nine Months Ended
                                            Mar. 31, 2006     Mar. 31, 2005    Mar. 31, 2006     Mar. 31, 2005
                                            -------------     -------------    -------------     -------------
Net Sales                                       100.0%            100.0%            100.0%           100.0%

Cost of sales                                    61.6%             67.2%             63.4%            69.0%
                                                -----             -----             -----            -----
Gross profit                                     38.4%             32.8%             36.6%            31.0%
                                                -----             -----             -----            -----

Operating expenses:
   Marketing                                      6.8%              6.9%              6.9%             7.3%
   Research and development                       8.2%              7.5%              8.5%             6.6%
   General and administrative                    10.3%             10.4%             10.2%             9.3%
   Restructuring                                  0.0%              0.0%              0.0%             0.7%
                                                -----             -----             -----            -----
     Total operating expenses                    25.3%             24.8%             25.6%            23.9%
                                                -----             -----             -----            -----

Operating income                                 13.1%              8.0%             11.0%             7.1%
                                                -----             -----             -----            -----

Other income (expense):

     Other, primarily interest income             2.3%              2.5%              2.2%             1.6%
     Interest expense                             0.0%              0.0%              0.0%             0.0%
                                                -----             -----             -----            -----
     Total other income (expense), net            2.3%              2.5%              2.2%             1.6%
                                                -----             -----             -----            -----

Income from continuing operations
  before income tax                              15.4%             10.5%             13.2%             8.7%
Income taxes                                      3.4%              2.0%              3.1%             1.8%
                                                -----             -----             -----            -----
Income from continuing operations                12.0%              8.5%             10.1%             6.9%
                                                =====             =====             =====            =====

Discontinued operations:
Income (loss) from discontinued
  operations of Anaren Europe                     3.1%              0.0%              1.1%             0.0%
Income tax benefit                                0.0%              0.0%              0.0%             0.0%
                                                -----             -----             -----            -----
Net income (loss) from discontinued
  operations                                      3.1%              0.0%              1.1%             0.0%
                                                -----             -----             -----            -----

Net income                                       15.1%              8.5%             11.2%             6.9%
                                                =====             =====             =====            =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                 Three Months Ended       Nine Months Ended
                                 ------------------       -----------------
                                      March 31                 March 31
                                      --------                 --------
                                  2006       2005         2006        2005
                                 -------    -------      -------     -------
Wireless                         $16,014    $14,156      $47,919     $47,930
Space and Defense                 10,687      7,628       28,415      22,411
                                 -------    -------      -------     -------
     Total                       $26,701    $21,784      $76,334     $70,341
                                 =======    =======      =======     =======

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net sales. Net sales rose $4.9 million, or 22.6% to $26.7 million for the third quarter ended March 31, 2006, compared to $21.8 million for the third quarter of fiscal 2005. This increase resulted from a $3.1 rise in shipments of Space and Defense products and a $1.8 million increase in sales of Wireless products in the current third quarter of fiscal 2006.

The increase in sales of Wireless products, which consist of standard components, ferrite components and custom assemblies for use in building Wireless basestation and consumer equipment was a result of increased customer demand for both custom subassemblies and standard components for basestation construction during the third quarter of fiscal 2006 compared to same quarter last year.

Wireless product sales rose $1.8 million or 13.1% in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. This increase was due to a $1.1 million increase in shipments of Wireless custom subassemblies in the current third quarter driven by a rise in Nokia demand. Wireless sales in the third quarter of fiscal 2006 were further augmented by a $700,000 improvement in sales of Wireless standard products as a result of the current high level of demand for basestation components.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar and countermeasure subsystems for the military. Sales of Space and Defense products rose $3.1 million, or 40%, to $10.7 million in the third quarter of fiscal 2006 compared to the third quarter of the previous fiscal year. Defense product sales are increasing due to the higher level of new business booked by the Company in fiscal 2004 and 2005, which is now in production. Space and Defense product bookings were $37.7 million in fiscal 2004, $40.9 million in fiscal 2005 and have exceeded $27.0 million in the first nine months of fiscal 2006. Sales of Space and Defense products in the fourth quarter of fiscal 2006 are expected to range between $10.0 and $11.0 million, as a result of the rise in new order levels over the last two fiscal years.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the third quarter of fiscal 2006 was $10.2 million, (38.4% of net sales), up $3.0 million from $7.2 million (32.8% of net sales) for the same quarter of the prior year. Gross profit on sales increased in the third quarter of fiscal 2006 over the third quarter of last year due to the higher sales volume and favorable manufacturing efficiencies. These efficiencies resulted from higher production volumes at our lower cost China facility and from yield improvements and manufacturing overhead cost savings realized by combining the RF Power and Amitron production facilities in one building as Anaren Ceramics. Cost of sales included the recognition of $215,000 of stock option equity based compensation expense, while cost of sales in the third quarter of last year did not include costs associated with equity based compensation expense.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.8 million (6.8% of net sales) for the third quarter of fiscal 2006, up $293,000 from $1.5 million (6.9% of net sales) for the third quarter of fiscal 2005. Included in marketing expense for the third quarter of fiscal 2006 is $69,000 of stock option equity based compensation expense, while marketing expense for the third quarter of fiscal 2005 does not include such expense. Absent the inclusion of stock option equity based compensation expense, marketing costs in the third quarter of fiscal 2006 rose approximately 15% year over year due to increased commission expenses related to the higher sales volume and additional personnel costs associated with the current higher levels of marketing activities.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $2.2 million (8.2% of net sales) in the third quarter of fiscal 2006, up 33.8% from $1.6 million (7.5% of net sales) for the third quarter of fiscal 2005. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities. Research and Development expenditures have increased in the third quarter of fiscal 2006 over third quarter of fiscal 2005 levels due to the higher level of Wireless opportunities in the marketplace and due to the inclusion of $110,000 for stock option equity based compensation expense. These opportunities resulted in the hiring of additional product development personnel in fiscal 2005 and 2006, and additional outside spending by the Company in the current first nine months to expedite the new product development process. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 22.1% to $2.8 million (10.3% of net sales) for the third quarter of fiscal 2006 from $2.3 million (10.4% of net sales) for the third quarter of fiscal 2005. The increase resulted primarily from the inclusion in general and administrative expense of $441,000 of stock option equity based compensation expense in the third quarter of fiscal 2006. General and Administrative expense for the third quarter of fiscal 2005 does not include expense for equity based compensation. Absent the inclusion of stock option equity based compensation expense, general and administrative costs for the third quarter of fiscal 2006 rose $58,000, or 2.5% over the third quarter of fiscal 2005 due to the increase in business volume.

Operating Income. Operating income increased $1.7 million, or 100% in the third quarter of fiscal 2006 to $3.5 million (13.1% of net sales) compared to $1.7 million (8.0% of net sales) for the third quarter of last fiscal year. In the third quarter of fiscal 2006, operating income was reduced by $835,000 for stock option equity based compensation expense. Operating income for the third quarter of fiscal 2005 (the prior year) does not include any expense for stock option equity based compensation.

On a reporting segment basis, Wireless operating income was $1.5 million for the third quarter of fiscal 2006 (including $404,000 of stock option equity based compensation expense) up $1.0 million from Wireless operating income of $483,000 for the third quarter of last year. Wireless operating income improved significantly in the current third quarter due to continuing cost savings achieved through the consolidation of the RF Power and Amitron operations in fiscal 2005, the absence of consolidation and charges ($397,000 in the third quarter of fiscal 2005), cost efficiencies resulting from higher manufacturing volumes in the Company's China operation and a more favorable wireless product mix in the current third quarter, compared to the third quarter of last fiscal year.

Space and Defense operating income rose $700,000 in the third quarter of fiscal 2006 to $2.0 million (including $431,000 of stock option equity based compensation expense) compared to $1.3 million (with no stock option equity based compensation expense) in the third quarter of fiscal 2005. This increase resulted from the large number of new Space and Defense programs entering production over the second half of last fiscal year and the first half of fiscal 2006, which drove revenues to record levels in the current third quarter. The higher shipment levels coupled with the passage of these newer programs from initial to full production has resulted in better manufacturing efficiencies in the current third quarter. Operating margin in this group are expected to fluctuate based on sales volume and mature production volumes.

Other Income. Other income is primarily interest income received on invested cash balances and losses on the sale of stock and capital equipment. Other income increased 11% to $620,000 (2.3% of net sales) for the third quarter of fiscal 2006, from $558,000 (2.5% of net sales) for the same quarter last year. This increase was caused mainly by the rise in market interest rates over the past twelve months. Other income will fluctuate based on short-term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the third quarter of fiscal 2006 was $6,000 compared to $6,000 for third quarter of fiscal 2005.

Income Taxes. Income taxes for the third quarter of fiscal 2006 were $892,000 (3.4% of net sales), representing an effective tax rate of 21.7%. This compares to income tax expense of $439,000 (2.0% of net sales) for the third quarter of fiscal 2005, representing an effective tax rate of 19.1%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income, foreign tax benefits and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2006 is approximately 24.3% compared to an actual effective tax rate of 19.0% for fiscal 2005. The increase in the projected effective tax rate is a result of both the higher level of income and the amount of nondeductible incentive stock option equity based compensation expense expected in fiscal 2006 compared to the level of deductible non-statutory stock option equity based compensation expenses resulting from the adoption of SFAS 123R. Stock options issued prior to the adoption of SFAS 123R, were mainly incentive stock options and are presently generating the majority of the company's equity based employee stock option compensation expense. Compensation expense for these options, under SFAS 123R, does not generate a tax deduction and related deferred tax benefit. New options granted after the adoption of SFAS 123R are expected to be mainly non-statutory stock options, which will generate a tax deduction and related deferred tax benefit.

Discontinued Operations. Discontinued operation represents the result of liquidation and dissolution of the Company's Anaren Europe corporate structure which ceased operation December 2003. During the third quarter ended March 31, 2006 and in conjunction with the finalization of Anaren Europe bankruptcy proceeding, the Company performed the final liquidation of its Anaren Europe corporate structure. As a result of this liquidation, the Company recognized a gain of $82,000 from the liquidation of the remaining assets and a gain of $736,000 to recognize accumulated foreign currency translation gains.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Net Sales. Net sales increased $6.0 million, or 8.5%, to $76.3 million for the first nine months of fiscal 2006 compared to $70.3 million for the first nine months of fiscal 2005. This rise in sales resulted from a $6.0 million increase in sales of Space and Defense products in the first nine months of fiscal 2006, while shipments of Wireless products were flat year over year for same period.

Sales of Wireless products for the first nine months of fiscal 2006 were flat compared to the same period in fiscal 2005. During the first three quarters of fiscal 2006 sales of new consumer products rose $1.7 million, or 127%, and shipments of custom components, which are produced mainly in our China facility, increased $600,000 or 3.5% compared to the same period in fiscal 2005. These increases were offset by a $2.3 million decline in combined circulator and resistive products sales in the current first nine months compared to the same period last year as a result of a decline in demand for these older products.

Space and Defense products shipments rose $6.0 million, or 27%, to $28.4 million in the first nine months of fiscal 2006 compared to the first nine months of the previous fiscal year. Defense product sales are increasing due to the higher level of new business booked by the Company in fiscal 2004 and 2005, which is now in production. Space and Defense product bookings were $37.7 million in fiscal 2004, $40.9 million in fiscal 2005, and have exceeded $26.8 million in the first nine months of fiscal 2006. Sales of Space and Defense products in fiscal 2006 are expected to range between $38.0 million and $40.0 million, as a result of the rise in new order levels over the last two fiscal years.

Gross Profit. Gross profit for the first nine months of fiscal 2006 was $27.9 million, (36.6% of net sales) up $6.1 million from $21.8 million (31.0% of net sales) for the same period of the prior year. Gross profit on sales increased in the first nine months of fiscal 2006 over the first nine months of last year due to favorable manufacturing efficiencies and a more favorable product mix in the current year. These efficiencies resulted from higher production volumes at our lower cost China facility and in our Defense group, as well as manufacturing overhead cost savings realized by combining the RF Power and Amitron production facilities into one building at Anaren Ceramics. Current year growth in gross profit was lowered by the recognition of $738,000 of stock option equity based compensation expense in the first nine months of fiscal 2006.

Marketing. Marketing expenses were $5.3 million, (6.9% of net sales) for the first nine months of fiscal 2006, up $139,000 from $5.2 million (7.3% of net sales) for the first nine months of fiscal 2005. Included in marketing expense for the first nine months of fiscal 2006 is $205,000 of stock option equity based compensation expense. Marketing expense for the first nine months of fiscal 2005 does not include expense for stock option equity based compensation. Absent the inclusion of stock option equity based compensation expense, marketing costs in the first nine months of fiscal 2006 declined approximately 1.3% year over year due to cost savings realized through the consolidation of the RF Power and Amitron production facilities during fiscal 2005.

Research and Development. Research and development expenses were $6.5 million (8.5% of net sales) in the first nine months of fiscal 2006, up 39.1% from $4.7 million (6.6% of net sales) for the first nine months of fiscal 2005. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities. Research and development expenditures have increased in the first nine months of fiscal 2006 over the first nine months of fiscal 2005 levels due to the higher level of Wireless opportunities in the marketplace and due to the inclusion of $237,000 for stock option equity based compensation expense.

General and Administrative. General and administrative expenses increased 19.6% to $7.8 million (10.2% of net sales) for the first nine months of fiscal 2006, from $6.5 million (9.3% of net sales) for the first nine months of fiscal 2005. The increase resulted primarily from the inclusion in general and administrative expense of $1.3 million of stock option equity based compensation expense in the first nine months of fiscal 2006. General and administrative expense for the first nine months of fiscal 2005 does not include expense for stock option equity based compensation. Absent the inclusion of stock option equity based compensation expense, general and administrative costs for the first nine months of fiscal 2006 were flat compared with the same period in fiscal 2005.

Restructuring. Restructuring cost which consisted of wages, health insurance, payroll taxes and outplacement costs were $458,000 in the first nine months of fiscal 2005. These costs were related to the termination of 79 people in conjunction with the closure of RF Power's facility and the move of that operation to Salem, New Hampshire in the second quarter of fiscal 2005. There were no restructuring charges in the first nine months of fiscal 2006.

Operating Income. Operating income increased $3.4 million, or 66.7% in the first nine months of fiscal 2006 to $8.4 million (11.0% of net sales) compared to $5.0 million (7.1% of net sales) for the first nine months of last fiscal year. In the first nine months of fiscal 2006, operating income was reduced by $2.5 million for stock option equity based compensation expense. Operating income for the first nine months of fiscal 2005 (the prior year) does not include any expense for stock option equity based compensation. Operating income has improved significantly in fiscal 2006 due to manufacturing efficiencies achieved through operation consolidations and sales volume increases, the relative flat levels of marketing and general and administrative expense in fiscal 2006 compared to fiscal 2005 and the absence of one time consolidation and restructuring charges in the current year compared to fiscal 2005 which included $1.5 million of one-time charges in the first nine months.

On a reporting segment basis, Wireless operating income was $5.0 million for the first nine months of fiscal 2006 (including $1.2 million of stock option equity based compensation expense) up $4.6 million from Wireless operating income of $395,000 for the first nine months of last year. Wireless operating income improved significantly in the current first nine months due to cost savings achieved through the consolidation of the RF Power and Amitron operations in fiscal 2005, the absence of consolidation charges ($1.5 million in the first nine months of fiscal 2005), cost efficiencies resulting from higher manufacturing volumes in the Company's China operation and a more favorable wireless product mix in the current first nine months, compared to the first nine months of last fiscal year.

Space and Defense operating income fell $1.2 million in the first nine months of fiscal 2006 to $3.4 million (including $1.3 million of stock option equity based compensation expense) compared to $4.6 million in the first nine months of fiscal 2005. This decrease, despite a rise in sales volume, resulted from the large number of new Space and Defense programs entering production over the second half of last fiscal year and the current first nine months of fiscal 2006, as well as the $1.3 million of stock option equity based compensation. These programs in their early production phase require a higher level of engineering support, have higher scrap costs and lower manufacturing efficiencies than more mature programs. Operating margins in this group improved in the third quarter and are expected to improve further as the new programs mature.

Other Income. Other income increased 60% to $1.7 million (2.2% of net sales) for the nine months ended March 31, 2006, from $1.1 million (1.6% of net sales) for the same period last year. This increase was caused mainly by the rise in market interest rates over the past eighteen months and the absence of losses on equipment and investment sales in the current first nine months compared to $410,000 of losses recorded in the first nine months of last year. Other income will fluctuate based on short-term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the first half of fiscal 2006 was $18,000 compared to $22,000 for the first half of fiscal 2005.

Income Taxes. Income taxes for the first nine months of fiscal 2006 were $2.4 million (3.2% of net sales) representing an effective tax rate of 23.8%. This compares to income tax expense of $1.3 million (1.8% of net sales) for the first nine months of fiscal 2005, representing an effective tax rate of 20.1%. The company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2006 is between 24.3% compared to an actual effective tax rate of 19% for fiscal 2005. The increase in the projected effective tax rate is a result of both the higher level of income and the amount of nondeductible incentive stock option equity based compensation expense expected in fiscal 2006 compared to the level of deductible non-statutory stock option equity based compensation expense resulting from the adoption of SFAS 123R. Stock options issued prior to the adoption of SFAS 123R, were mainly incentive stock options and are presently generating the majority of the company's equity based employee stock option compensation expense. Compensation expense for these options, under SFAS 123R, does not generate a tax deduction and related deferred tax benefit. New options granted after the adoption of SFAS 123R are expected to be mainly non-statutory stock options, which will generate a tax deduction and related deferred tax benefit.

Discontinued Operations. Discontinued operation represents the result of liquidation and dissolution of the Company's Anaren Europe corporate structure which ceased operation December 2003. During the third quarter ended March 31, 2006 and in conjunction with the finalization of Anaren Europe bankruptcy proceeding, the Company performed the final liquidation of its Anaren Europe corporate structure. As a result of this liquidation, the Company recognized a gain of $82,000 from the liquidation of the remaining assets and a gain of $736,000 to recognize accumulated foreign currency translation gains.

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

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended March 31, 2006 was $10.9 million, while net cash provided by operations for the first nine months of the prior year was $4.6 million. The positive cash flow from operations in the current nine months was due to the high level of net income before depreciation and non cash equity compensation, which more than off-set the $3.5 million used to fund the current inventory and accounts receivable increase. The positive cash flow from operations in the first nine months of fiscal 2005 was due primarily to income before depreciation and amortization for the period coupled with a $1.1 million decline in trade and other receivables which off-set a $3.1 million increase in inventory and a $3.1 million pay down of current liabilities.

Net cash used in, or provided by, investing activities consists of funds used to purchase capital equipment, proceeds from the sale of investments and funds used or provided by the net purchase or maturity of marketable debt securities.

Net cash used in investing activities in the first nine months of fiscal 2006 was $1.4 million and consisted of $2.9 million provided by the maturity of marketable debt securities, net of $4.3 million used to acquire capital equipment. Net cash provided by investing activities in the first nine months of fiscal 2005 was $3.8 million and consisted of funds provided by the sale and maturity of marketable securities totaling $11.9 million, which were partially off-set by capital additions of $8.3 million, including approximately $5.0 million for the purchase and renovation of the new Anaren Ceramics facility.

Net cash used in financing activities was $7.6 million in the first nine months of fiscal 2006 and $20.7 million in the first nine months of last fiscal year. Cash used in the first nine months of fiscal 2006 consisted of $9.8 million used for the purchase of 344,311 treasury shares, net of $2.2 million in cash and tax benefits received from the exercise of stock options. Cash used in the first nine months of fiscal 2005 was $20.9 million for the purchase of 1,701,532 treasury shares, net of $181,000 received from the exercise of stock options.

During the remainder of fiscal 2006, the Company anticipates that its main cash requirements will be for additions to capital equipment and the purchase of additional treasury shares when market prices allow. Capital expenditures are expected to total between $5.0 and $5.5 million for fiscal 2006 and will be funded by existing cash balances.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At March 31, 2006 there were 1,077,879 shares remaining under the current Board repurchase authorization.

At March 31, 2006, the Company had approximately $81.0 million in cash, cash equivalents, and marketable securities. The Company has no debt, and on a fiscal year basis has had positive operating cash flow for over eight years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments at March 31, 2006 are as follows:

                                                                             Payment Due by Period
                                                                             ---------------------
                                                                     Less
                                                    Total          than 1 Yr.        2-3 Yrs        4-5 Yrs         Over 5 Yrs
                                                    -----          ----------        -------        -------         ----------
Contractual obligations
Operating leases - facilities                     $3,739,684        $501,635        $967,610        $908,176        $1,362,263
Deferred compensation                                354,120          65,000         130,000         130,000            29,120

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

Forward-Looking Cautionary Statement

The statements contained in this news release which are not historical information are "forward-looking statements". These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. Such known factors include, but are not limited to unanticipated delays and/or difficulties associated with ramping up the Company's Suzhou China facility to meet existing and anticipated demand for certain Wireless products; unanticipated delays in successfully completing customer orders within contractually required timeframes; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; successfully securing new design wins from our OEM customers, reliance on a limited number of key component suppliers, unpredictable difficulties or delays in the development of new products; order cancellations or extended postponements; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2005 Annual Report, Anaren's Form 10-K for the fiscal year ended June 30, 2005 and Anaren's Form 10-Q for the three months ended March 31, 2006 and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

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

As of March 31, 2006, the Company had cash, cash equivalents and marketable securities of $81.0 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rates of 10.0% from March 31, 2006 rates, or 0.30%, would have reduced net income and cash flow by approximately $61,000, or $0.003 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

The Company is exposed to certain risk factors that may effect operations and/or financial results. The significant factors known to the company are described in the Company's most recently filed annual report on Form 10-K and below. There have been no material changes from the risk factors as previously disclosed in the Company's annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 10, 2005, the Board of Directors increased by 2,000,000 the number of shares that the Company was authorized to repurchase in open market or privately negotiated transactions through its previously announced stock repurchase program and as of December 31, 2005, 1,078,579 remained authorized for purchase. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On March 31, 2006, 1,077,879 shares remained authorized for purchase.

---------------------------------------------------------------------------------------------------------------------
         Period              Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                            Shares (or Units)     per Share (or Unit)      Shares (or Units)     Approximate Dollar
                                Purchased                                Purchased as Part of   Value) of Shares (or
                                                                          Publicly Announced     Units) that May Yet
                                                                           Plans or Programs     Be Purchased Under
                                                                                                the Plans or Programs
---------------------------------------------------------------------------------------------------------------------
January 2006                       --                                --           --                  1,078,579
---------------------------------------------------------------------------------------------------------------------
February 2006                      700                           $15.72           700                 1,077,879
---------------------------------------------------------------------------------------------------------------------
March 2006                         --                                --           --                  1,077,879
---------------------------------------------------------------------------------------------------------------------
Total                              700                                            700
---------------------------------------------------------------------------------------------------------------------

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

                                        Anaren, Inc.
                                        ------------
                                        (Registrant)

Date: May 9, 2006                       /s/ Lawrence A. Sala
                                        ----------------------------------------
                                        Lawrence A. Sala
                                        President & Chief Executive Officer

Date: May 9, 2006                       /s/ Joseph E. Porcello
                                        ----------------------------------------
                                        Joseph E. Porcello
                                        Sr. Vice President of Finance, Treasurer