Form 10-K
period 2006-06-30
ANAREN  INC
filed 2006-09-06
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _________________

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

Check One:
Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on December 30, 2005, as reported on the Nasdaq Global Market (formerly, the Nasdaq National Market), was approximately $264,254,331.

The number of shares of the Registrant's Common Stock outstanding on September 1, 2006 was 17,698,850.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for use in connection with its 2006 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

General

The Company was incorporated in New York in 1967. The Company's executive offices are located at 6635 Kirkville Road, East Syracuse, New York 13057. The telephone number of the Company at that location is (315) 432-8909. The Company's website is located at www.anaren.com. The Company makes its periodic and current reports available, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company's common stock is listed on the Nasdaq Global Market (formerly, the Nasdaq National Market) under the symbol "ANEN." Unless the context otherwise provides, the "Company" or "Anaren" refers to Anaren, Inc. and its subsidiaries.

Recent Developments

In June 2006, the Company announced it will be relocating its existing 25,000 square foot Suzhou, China Wireless Infrastructure manufacturing operation to a new 76,000 square foot facility in Suzhou to accommodate its growing wireless infrastructure business. The Company has entered into a lease agreement for the new building as of April, 2006. The additional space is required to accommodate its growing wireless business. The move is expected to be completed in the fourth quarter of calendar year 2006, with no anticipated interruption to production.

Additionally, in June 2006, the Company announced plans to expand its Syracuse, New York based operations by constructing a 54,000 square foot addition to its current 105,000 square foot facility. The expansion will allow continued growth in the Company's Space and Defense design and manufacturing operations as well as its Wireless design group. Anaren requested and received a $500,000 grant from New York's Empire State Development to help fund the expansion. The project is expected to be completed in the second quarter of calendar year 2007.

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R Share Based Payment (SFAS 123R). This standard requires the company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. These costs are to be recognized as compensation expense over the vesting period of the awards. SFAS 123R provides for a prospective application for adoption which the Company chose. Under this method, the Company began recognizing compensation costs for stock option equity-based compensation for all new or modified grants after June 30, 2005 and for the unvested portion of the grant date fair value of awards issued prior to adoption, based on the fair value previously calculated for footnote disclosure purposes. Equity based compensation cost for employee stock options recognized in the year ended June 30, 2006 was $3,358,227.

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

Through its focused research and development efforts, Anaren continues to design components and subsystems for wireless communication systems, as well as advanced radar, beamforming and receiver applications for the space and defense markets and medical products with applications in pacemakers and defibulators.

In addition, the Company is developing and producing a diverse set of miniature microwave component products for consumer wireless communications applications such as WiFi, Bluetooth(R), cellular handsets and satellite TV reception. The Company's customer base includes leading global original equipment manufacturers that serve the wireless, space and defense markets, including:

o Andrew Corporation
o Boeing, Inc.
o CalAmp Corp
o LM Ericsson Telephone Co. ADR
o ITT Corporation
o Lockheed Martin Corporation
o Motorola, Inc.
o Nokia Corporation - ADR
o Nortel Networks Corporation
o Northrop Grumman Corporation
o Powerwave Technologies, Inc.
o Raytheon Co.
o St. Jude Medical

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

Despite this continued growth in customer demand, capital spending by Wireless service providers remains volatile and relatively unpredictable. Increased wireless infrastructure spending during fiscal 2005 and 2006 had a positive impact on the Company's business.

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

Mobile Wireless Communications
The late 1990's through 2000 saw dramatic growth in the demand for mobile communications. This was fueled by decreasing prices for handsets and airtime, a favorable global communications regulatory environment, increased competition among service providers, opening of new frequency spectrum and services, and the installation of mobile networks in developing nations as an alternative to wire-based networks. Despite this rapid growth in customer demand, expenditures for capital infrastructure equipment by service providers began to decline rapidly during the first quarter of calendar year 2001. This had a negative impact on all of the Company's Wireless product lines, particularly the printed-circuit board business. During fiscal 2004, infrastructure spending rebounded due to the deployment of new technology to expand existing network capacity resulting in rising sales and orders across all of the Company's Wireless product lines. In fiscal 2005 and 2006 demand and Wireless product sales have remained strong, at or above fiscal 2004 levels due to continued deployment of new higher rate data equipment, as well as new network buildouts in India and China.

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

Advanced Microwave Design and Manufacturing Capabilities. The Company's engineering and design staff of 163 engineers, up 16%, (as of June 30, 2006) works with customers to develop product solutions. Anaren's engineers collaborate with customers to develop products that provide state-of-the-art performance that can be manufactured in significant volume with excellent quality and reliability. The Company has consistently met the stringent requirements of the wireless, defense and satellite communications markets due to the Company's strengths in advanced packaging and interconnecting of radio, microwave and extremely high frequency signals, as well as its ability to produce small, light weight, cost-effective and efficient microwave components and assemblies. The Company utilizes its Suzhou China based operation to manufacture and test selected microwave component and subassembly products for wireless infrastructure applications. This local presence also provides rapid and cost effective manufacturing for its Asian customer base.

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

Technology
The Company utilizes three basic technologies: microwave design and manufacturing of Multi-Layer Stripline, Thick Film Ceramics and Ball Grid Array assembly. Additionally, the Company uses outside sources for lower cost and unique process capabilities.

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

Pursue Large Addressable Markets. The Company has successfully penetrated the mobile wireless infrastructure market and intends to use its market position to pursue other wireless markets like Wireless Local Area networks (WLAN), Mobile Handsets, Bluetooth and other related applications such as WiMAX, Ultra Wide Band and Broadcast. The Company also intends to continue to offer additional products and technologies to address existing and developing space and defense applications.

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

Strengthen and Expand Customer Relationships. Today, a limited number of large systems manufacturers drive the wireless and space and defense markets. The Company has developed, and plans to continue to expand, customer relationships with many of these manufacturers, including Andrew, Ericsson, Huawei, Motorola, Nokia and Nortel Networks, for wireless communications, Boeing, Lockheed Martin, Northrup Grumman and Raytheon for space and defense, and St. Jude Medical for medical applications. The Company intends to further strengthen its customer relationships by offering complete outsourcing solutions, from research and development through product design and production, thereby increasing the customers' reliance on the Company.

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

Component Products
Xinger(R) Surface Mount Components. The Company's Xinger(R) line of products consists of off-the-shelf surface mount microwave components which provide passive microwave signal distribution functions. They were developed to provide a low-cost signal distribution component, which could be placed on standard printed circuit boards with automated production equipment. The primary application of these products is in radio frequency power amplifiers, but they are also found in low-noise amplifiers and radios. The Company believes it is currently the market leader in this product area, supplying industry leading original equipment manufacturers and leading power amplifier manufacturers. The Company continues to invest heavily in the expansion of this product line, as well as its addressable market. During fiscal 2004, the Company introduced its Xinger II product line offering significantly improved RF performance and power handling in a package that supports the latest global environment friendly initiatives. The Company has recently introduced several products specifically designed to address the consumer components Wireless local area network market, cellular telephone and Bluetooth applications. These products are 1/100th the size of our typical Xinger(R) type of product and offer performance and cost advantages over traditional components.

Ferrite Products. The Company's ferrite components are used in various wireless and defense applications. They are a key component in base station amplifiers, and their primary function is to protect the sensitive electronics from damage by isolating them electronically from potentially harmful signal levels. The Company has invested in expanding its Ferrite product line and in expanding its production capacity for Ferrite products in fiscal 2006.

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

Customers
During the fiscal year ended June 30, 2006, approximately 63% of the Company's sales were to customers in the wireless markets and approximately 37% of its sales were to customers in the space and defense markets. The Company had two customers in fiscal 2006 who accounted for more than 10.0% of net sales, Nokia, who represented approximately 13.8% and Raytheon Company, who represented 16.7%.

Wireless Communications. The Company sells its standard line of Xinger(R) components, resistive components, and ferrite components to leading original equipment manufacturers and a broad range of other wireless equipment contract manufacturers. In addition, the Company sells its custom wireless products to major wireless infrastructure original equipment manufacturers. In general, customers have purchased the Company's products directly from the Company or through distributors or sales representatives. The following is a list of the Company's Wireless customers who generated $1,000,000 or more in revenues in the fiscal year ended June 30, 2006:

o        CalAmp Corporation
o        Avnet Electronics
o        Celestica Corp.
o        EG Components
o        MKS Instruments, Ltd.
o        Motorola, Inc.
o        Nokia Corporation - ADR
o        Nortel Networks
o        Powerwave Technologies, Inc.
o        Richardson Electronics, Inc.
o        St. Jude Medical
o        Telecom International, Inc.

Space and Defense. The Company currently sells passive components and electronic subsystems to prime contractors serving the United States and foreign governments. The following is a list of Space and Defense customers who generated $1,000,000 or more in revenues in the fiscal year ended June 30, 2006:

o        BAE Systems
o        ITT Corporation
o        Lockheed Martin Corporation
o        NEX 1 Future, Co., Ltd.
o        Northrup Grumman Corporation
o        Raytheon Co.

Sales and Marketing
The Company markets its products worldwide to original equipment manufacturers in the wireless and space and defense markets primarily through a sales and marketing force of 27 people as of June 30, 2006. The Company has regional sales offices located in Sacramento, California; Woolwich Township, New Jersey; Waterlooville, England; and Suzhou, China. In addition, as of June 30, 2006, the Company had contracts with three major distributors, with seventeen manufacturers' representatives in the United States, and with ten international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industry shows. The Company has also invested significantly in its Internet website which contains an electronic version of its entire catalog. In addition, the website enables users to download important device parameter files. These files contain the performance information for the catalog parts in a format which is compatible with commonly used computer aided design/computer aided modeling, or CAD/CAM equipment. The Company also provides mechanical drawings and applications notes for proper use of the parts. This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.

After identifying key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and with manufacturers' representatives. To promote widespread acceptance of the Company's products and provide customers with support for their wireless communications needs, the sales and engineering teams work closely with the customers to develop solutions tailored for their wireless requirements. The Company believes that its engineering team, comprised of 163 design and engineering professionals as of June 30, 2006, is a key competitive advantage.

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

Backlog
The Company's backlog of orders for the Wireless group was $19.2 million as of June 30, 2006, versus $14.4 million as of June 30, 2005. Backlog for the Wireless group primarily represents firm orders for component products and signed purchase orders (i.e., orders for specific custom sub-assemblies) for custom components due to ship within eight to twelve weeks. The Company does not believe that its Wireless backlog as of any particular date is representative of actual sales for any succeeding period. Typically, large original equipment manufacturers including Ericsson, Motorola, Nokia and Nortel, who use the Company's component and custom products, negotiate set prices for estimated annual volumes. The Company then receives a firm delivery commitment prior to shipment. The Company does not recognize backlog until it has received a firm order.

As part of the Company's close working relationships with major wireless communications customers, the customers expect the Company to respond quickly to changes in the volume and delivery schedule of their orders and, if necessary, to inventory products at its facilities for just-in-time delivery. Therefore, although contracts with these customers typically specify aggregate dollar volumes of products to be purchased over an extended time period, these contracts also provide for delivery flexibility, on short notice. In addition, these customers may cancel orders with some financial penalty or defer orders without significant penalty.

Backlog of orders for the Space and Defense group was $47.8 million as of June 30, 2006 versus $47.5 million as of June 30, 2005. During fiscal year 2007, the Company expects to ship between $38.0 million and $40.0 million of its June 30, 2006 backlog. All of the orders included in the Space and Defense group backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

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

o advanced low temperature co-fired ceramic for use in low-cost, light weight integrated substrates; and

o miniature components for wireless networking and subscriber and broadcast applications.

These activities include customer-funded design and development, as well as efforts funded d irectly by the Company. Research and development expenses funded by the Company were $8.7 million in fiscal 2006, $6.3 million in fiscal 2005 and $5.9 million in fiscal 2004. Research and development costs are charged to expense as incurred.

Manufacturing
The Company currently maintains manufacturing locations in Syracuse, New York; Salem, New Hampshire; and Suzhou, China. During fiscal 2006, the company announced plans to move its Suzhou operation from a leased 25,000 square foot facility to a leased 76,000 square foot facility, and build a 54,000 square foot addition to its 105,000 square foot Syracuse, NY facility. The facility move in Suzhou will provide the Company with ample manufacturing space and ability to readily respond to future wireless infrastructure business expansion needs. The addition in Syracuse will facilitate expansion of its Space and Defense manufacturing and engineering areas to support current and future growth. During fiscal 2005, the Company consolidated its Amitron operation located in North Andover, Massachusetts and its RF Power operation located in Bohemia, New York into one facility located in Salem, New Hampshire, operating under a wholly owned subsidiary, Anaren Ceramics, Inc. This facility includes significantly more space for future expansion, and a State-of-the-Art Class 10,000 clean room for manufacturing. During fiscal 2004, the Company closed and liquidated its Almelo, Netherlands circuit board facility.

The Company continues to develop capability to produce highly engineered, complex microwave subassemblies to support its Space and Defense business. In fiscal 2004 and 2005, the Company continued to invest in equipment and processes required to manufacture assemblies utilizing high-density and frequency Ball Grid Array technology, supporting high reliability requirements suitable for both defense and space based platforms. In 2006, the Company made investments in electronic test equipment needed to measure the performance of its complex defense and space based products.

A continued focus of the Company is to provide the lowest cost manufacturing solutions. Part of this strategy has evolved with the opening of a facility in Suzhou, China. Certain wireless manufacturing product lines from the Syracuse and the Salem operations have been successfully transitioned to Suzhou over the past two years. Manufacturing of newly released wireless custom products will be initiated in Suzhou going forward. In addition, during fiscal 2006 the Suzhou operation continued to provide support in identifying and qualifying new lower-cost and local Asian sources of parts and raw materials for all of the Company's non-military businesses. This trend is expected to continue and the Company is investing in the resources required to support this activity.

All of the Company's facilities (Syracuse, New York; Salem, New Hampshire; and Suzhou, China) are ISO 9001 certified. In addition, the East Syracuse facility is certified to IPC 6010 for manufacture of high-reliability printed circuit boards.

The Company manufactures its products from standard components, as well as from items which are manufactured by vendors to its specifications. The raw materials utilized in the various product areas are generally accessible and common to both of the Company's business segments. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. During fiscal year 2006, the Company had one vendor from which it purchased more than 10% of its total raw materials, and the Company believes that alternate sources of supply are generally available for all raw materials supplied by this and all other Company vendors.

Competition
The microwave component and subsystems industry continues to be highly competitive. The

Company competes against many companies, both foreign and domestic, many of which are larger and have greater financial and other resources. Direct competitors of the Company in the wireless market include Aeroflex, M/A-com, a division of Tyco International, Merrimac Industries, Filtronic PLC, Radiall, Smith Industries, Soshin and Mini-Circuits. As a direct supplier to original equipment manufacturers, the Company also faces significant competition from the in-house capabilities of its customers. However, the current trend in the wireless and defense marketplace has been for the original equipment manufacturers to outsource more design and production work, thereby freeing up their internal resources for other use.

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

The Company currently has 13 active patents and has filed 5 other patent applications that are currently pending before the United States Patent and Trademark Office to protect both the construction and design of its products. The Company plans to pursue intellectual property protection in foreign countries, primarily in the form of international patents, in instances where the technology covered is considered important enough to justify the added expense. By agreement, Company employees who initiate or contribute to a patentable design or process are obligated to assign their interest in any potential patent to the Company.

Employees

As of June 30, 2006, the Company employed 708 full-time people, including 106 temporary employees. Of these employees, 163 were members of the engineering staff, 474 were in manufacturing positions, 27 were in sales and marketing positions, and 44 were in management and support functions. None of these employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be excellent.

Item 1A.  Risk Factors

In an effort to provide investors a balanced view of our current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by our management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. You are encouraged to review our 2006 Annual Report, this Form 10-K for the fiscal year ended June 30, 2006 and our Form 10-Q for the three months ended March 31, 2006, and exhibits to those Reports filed with the Securities and Exchange Commission, to learn more about the various risks and uncertainties facing our business and their potential impact on our revenue, earnings and stock price. Unless required by law, we disclaim any obligation to update or revise any forward-looking statement.

We may face unanticipated delays or difficulties in effectuating the relocation of our Suzhou, China manufacturing facility.

Beginning in the latter part of the third quarter of calendar year 2006, we intend to relocate our existing 25,000 square foot Suzhou, China wireless infrastructure manufacturing operation to a new 76,000 square foot facility in Suzhou. The additional space is required to accommodate our growing wireless component business, and in particular to enable us to satisfy our obligations with respect to a contract to produce certain wireless based combiners for Nokia. Unanticipated delays in effectuating the relocation and in transitioning production to the new facility due to factors beyond our control (such as equipment failures, lack of raw materials, and failure to obtain appropriate qualification approvals) could result in interruptions to production on the Nokia contract and other business, adversely affecting our operating results. In addition, our manufacturing operations in China may be subject to risks generally affecting overseas operations, including potential exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business, and currency fluctuations.

Our Wireless Group has a significant concentration of business with one OEM Customer.

Our Wireless Group currently derives a significant amount of revenue from production of one combiner subassembly that is used in a single Nokia basestation platform. Because of this relatively high concentration of business with one customer and for only one platform, the Company's revenue and profitability could be materially and adversely impacted by cancellation, postponement, or end of life of this Nokia contract.

We depend on a small number of suppliers for many of our component parts and services.

In some cases we rely on a limited group of suppliers to provide us with services and materials necessary for the manufacture of our products. While we believe that substitute sources of supply at reasonably similar costs are available for these and other products purchased, our reliance on a limited group of suppliers involves several risks, including potential inability to timely obtain critical materials or services; potential increase in raw materials costs or production costs; potential delays in delivery of raw materials or finished products; and reduced control over reliability and quality of components or assemblies, as outsourcing continues. We do not have binding contractual commitments or other controls over our suppliers, and therefore cannot always rely upon the guaranteed availability of the materials necessary for the manufacture of our products. If we are required to seek alternative contract manufacturers or suppliers because we are unable to obtain timely deliveries of acceptable quality from existing manufacturers or suppliers, we could be forced to delay delivery of our products to our customers. In addition, if our suppliers and contract manufacturers increase their prices, we could suffer losses because we may be unable to recover these cost increases under fixed price production commitments to our customers.

Capital expenditures by wireless service providers for infrastructure equipment are volatile.

The late 1990s through 2000 saw dramatic growth in the demand for mobile communications. Despite this rapid growth in customer demand, expenditures for capital infrastructure equipment by service providers began to decline rapidly during the first quarter of calendar year 2001. This had a negative impact on all of our Wireless product lines, particularly the printed-circuit board business. During fiscal 2004, infrastructure spending rebounded due to the deployment of new technology to expand existing network capacity resulting in rising sales and orders across all of our Wireless product lines, and sales and orders have remained strong in fiscal 2005 and 2006. Despite this recent growth in customer demand, capital spending for wireless infrastructure equipment remains volatile and relatively unpredictable. Future decreases in capital expenditures for wireless infrastructure equipment may adversely impact the success of these product lines.

Changes in funding for defense procurement programs could adversely affect our ability to grow or maintain our revenues and profitability.

The demand for many of our Space and Defense products has been favorably impacted by an upward trend in defense spending in the last few years for (among other things) advanced radar systems, advanced jamming systems, smart munitions, electronic surveillance systems and satellite and ground based communication systems. Although the ultimate size of future defense budgets remains uncertain, current indications are that the total defense budget will continue to increase over the next few years. However, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe that our products are a high priority for national defense, there remains the possibility that one or more of the programs we serve will be reduced, extended or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our revenues and profitability.

We face continuing pressure to reduce the average selling price of our wireless products.

Many of our wireless customers are under continuous pressure to reduce costs and, therefore, we expect to continue to experience pressure from these customers to reduce the prices of the products that we sell to them. Our customers frequently negotiate volume supply arrangements well in advance of delivery dates, requiring us to commit to price reductions before we can determine whether the assumed cost reductions or the negotiated supply volumes can be achieved. To offset declining average sales prices, we believe that we must achieve manufacturing cost reductions and increase our sales volumes. If we are unable to offset declining average selling prices, our gross margins will decline, and this decline could materially harm our business, financial condition and operating results.

We depend on the future development of the wireless and satellite communications markets, which is difficult to predict.

We believe that our future growth depends in part on the success of the wireless and satellite communications markets. A number of the markets for our products in the wireless and satellite communications area have only recently begun to develop. It is difficult to predict the rate at which these markets will grow, if at all. Existing or potential wireless and satellite communications applications for our products may fail to develop or may erode. If the markets for our products in wireless and satellite communications fail to grow, or grow more slowly than anticipated, our business, financial condition and operating results could be harmed.

The markets which we serve are very competitive, and if we do not compete effectively in our markets, we will lose sales and have lower margins.

The markets for our products are extremely competitive and are characterized by rapid technological change, new product development and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. We face competition from component manufacturers which have integration capabilities, as well as from the internal capabilities of large communications original equipment manufacturers and defense prime contractors. Our future success will depend in part upon the extent to which these parties elect to purchase from outside sources rather than manufacture their own microwave components. Many of our current and potential competitors have substantially greater financial, technical, marketing, distribution and other resources than us, and have greater name recognition and market acceptance of their products and technologies. Our competitors may develop new technologies or products that may offer superior price or performance features, and new products or technologies may render our customers' products obsolete.

If we are unable to meet the rapid technological changes in the wireless and satellite communications markets, our existing products could become obsolete.

The markets in which we compete are characterized by rapidly changing technologies, evolving industry standards and frequent improvements in products and services. If technologies supported by our products become obsolete or fail to gain widespread acceptance, as a result of a change in the industry standards or otherwise, our business could be harmed. Our future success will depend in part on factors including our ability to enhance the functionality of our existing products in a timely and cost-effective manner; our ability to establish close working relationships with major customers for the design of their new wireless transmission systems that incorporate our products; our ability to identify, develop and achieve market acceptance of new products that address new technologies and meet customer needs in wireless communications markets; our ability to continue to apply our expertise and technologies to existing and emerging wireless and satellite communications markets; and our ability to achieve acceptable product costs on new products.

We must also continue to make significant investments in research and development efforts in order to develop necessary product enhancements, new designs and technologies. We may not be able to obtain a sufficient number of engineers, or other technical support staff, or the funds necessary to support our research and development efforts when needed. In addition, our research and development efforts may not be successful, and our new products may not achieve market acceptance. Wireless and satellite technologies are complex and new products and enhancements developed by our customers can in turn require long development periods for our new products or for enhancement or adaptation of our existing products. If we are unable to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, or if our new products do not achieve market acceptance, our business, financial condition and operating results could suffer.

We rely on a limited number of original equipment manufacturers as customers and the loss of one or more of them could harm our business.

We depend upon a small number of customers for a majority of our revenues. During fiscal 2006, we had two customers that each accounted for more than 10% of our net sales (Nokia, who represented approximately 13.8%, and Raytheon Company, who represented 16.7%). We anticipate that we will continue to sell products to a relatively small group of customers. Delays in manufacturing or supply procurement or other factors could potentially cause cancellation, reduction or delay in orders by a significant customer or in shipments to a significant customer. Our future success depends significantly on the decision of our current customers to continue to purchase products from us, as well as the decision of prospective customers to develop and market space and defense and wireless communications systems that incorporate our products.

We must continue to attract and retain qualified engineers and other key employees to grow our business.

Our continued success depends on our ability to continue to attract and retain qualified engineers, particularly microwave engineers, and management personnel. Attracting and retraining qualified engineers, including microwave engineers, particularly in upstate New York, is very challenging. If we are unable to successfully hire, train and retain qualified engineers and experienced management personnel, it could jeopardize our ability to develop new products for the wireless and space and defense markets, and could also negatively impact our ability to grow our business.

Failure to meet market expectations could impact our stock price.

The market price for our common stock is based, in part, on market expectations for our sales growth, earning per share and cash flow. Failure to meet these expectations could cause the market price of our stock to decline, potentially rapidly and sharply.

Other risks.

In addition to the risks identified above, other risks we face include, but are not limited to, the following:

      o potential inability to timely ramp up to meet some of our customers' increased demands;

      o     order cancellations or extended postponements;

      o unanticipated delays and/or difficulties increasing procurement of raw materials in Asia through our Suzhou, China facility;

      o technological shifts away from our technologies and core competencies;

      o unanticipated impairments of assets including investment values and goodwill; and

      o litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues.

You are encouraged to review Anaren's 2006 Annual Report, this Form 10-K for the fiscal year ended June 30, 2006, and Anaren's Form 10-Q for the three months ended March 31, 2006 and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

The principal real estate of the Company is a 105,000 square foot building, which the Company owns, located on a 30-acre parcel in East Syracuse, New York. The Company's principal subsidiary, Anaren Microwave, Inc., utilizes this facility which houses a substantial portion of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering activities. In June 2006, the Company announced plans to construct a

54,000 square foot addition to this existing building to accommodate, primarily, the growth of its Space and Defense business. The project is expected to be completed during the second quarter of calendar 2007, at an estimated cost of $5.8 million.

Anaren Ceramics, Inc., a wholly owned subsidiary of the Company, operates in a 65,000 square foot building situated on approximately 12 acres in Salem, New Hampshire. The Company moved its Amitron and RF Power operations to this facility during the second quarter of fiscal 2005.

The Company leases a 25,000 square foot facility in Suzhou, China which houses light manufacturing and assembly activities of the company's Anaren Communications Suzhou Co. Ltd. subsidiary. This facility has an annual rent of $46,400. In April 2006, the Company entered into a lease for a new 76,000 square foot facility in Suzhou, at an annual rent of $165,227. The initial lease period on the new building runs through April 2013 and is renewable through April 2023. No additional cost will be incurred for termination of the lease on the current building in the first quarter of fiscal 2007.

The Company leases a 20,000 square foot building in Frimley, England. Annual rental cost of this facility is approximately $471,000, and the Company is currently subletting the building. During the fiscal year ended June 30, 2006, payments to the Company under this sublease were more than 95.0% of the full lease value. The existing lease term on this building runs to 2014. The current sub-lease expires in October 2007 and there is no assurance that the Company will be able to continuously sublet the building during the remaining lease term.

Management considers the foregoing facilities, with the expansion activity, adequate for the current and anticipated mid-term future requirements of the Company, and expects that suitable additional space will be available to the Company, as needed, at reasonable commercial terms.

Item 3. Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended June 30, 2006, there were no matters submitted to a vote of security holders.

Item 4A. Executive Officers of the Registrant

Executive officers of Anaren, Inc., their respective ages as of June 30, 2006, and their positions held with the Company are as follows:

Name                  Age                              Position
Lawrence A. Sala      43     President, Chief Executive Officer, Chairman
                               and Director
Carl W. Gerst, Jr     68     Chief Technical Officer, Vice Chairman and Director
Gert R. Thygesen      50     Senior Vice President, Technology
Joseph E. Porcello    54     Senior Vice President, Finance, Treasurer
Mark P. Burdick       48     Senior Vice President and General Manager
Timothy P. Ross       46     Senior Vice President, Business Development
Amy B. Tewksbury      42     Senior Vice President, Human Resources

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

Gert R. Thygesen joined the Company in 1981 and has served as Sr. Vice President of Technology since November 2005 and Vice President of Technology from September 2000 until November 2005. He previously served as Vice President, Operations from April 1995 to September 2000, as Operations Manager of the Company from 1992 until 1995 and as Program Manager, Digital RF Memories & Advanced Systems, from 1988 to 1992. Mr. Thygesen holds a Bachelor of Science Degree and a Master's Degree in Electrical Engineering from Aalborg University Center, Denmark.

Joseph E. Porcello joined the Company in 1977 and has served as Sr. Vice President, Finance since November 2005 and Vice President, Finance from May 1995 until November 2005 and Treasurer since November 2001. He previously served as the Company's Controller from 1981 to 1999. Mr. Porcello holds a Bachelor's Degree from the State University of New York at Buffalo and is a Certified Public Accountant.

Mark P. Burdick has been with the Company since 1978 and has served as Sr. Vice President and General Manager since 2005 and Vice President and General Manager from September 2000 until November 2005. He served as Vice President and General Manager, Wireless Group from November 1999 until September 2000, as Business Unit Manager -- Commercial Products from 1994 to 1999, and as Group Manager for Defense Radar Countermeasure Subsystems from 1991 to 1994. Mr. Burdick holds a Bachelor of Science Degree in Electrical Engineering from the Rochester Institute of Technology, and a Master's of Business Administration from the University of Rochester.

Timothy P. Ross has been with the Company since 1982 and has served as Sr. Vice President - Business Development since November 2005 and Vice President -- Business Development from September 2000 until November 2005. He served as Vice President and General Manager, Space and Defense Group, of the Company from November 1999 until September 2000. Mr. Ross served as Business Unit Manager -- Satellite Communications from 1995 to 1999 and as a Program Manager from 1988 to 1995. Mr. Ross holds an Associate's Degree in Engineering Science, a Bachelor of Science in Electrical Engineering from Clarkson University, and a Master's in Business Administration from the University of Rochester.

Amy Tewksbury has serviced as Sr. Vice President of Human Resources since November 2005 and joined the Company in October 2002 as Vice President of Human Resources. Prior to joining Anaren, Ms. Tewksbury was employed by Wegmans Food Markets, Inc. for 16 years. She held various positions with Wegmans including Syracuse Division Human Resources Manager, Corporate Human Resources Project Manager, and Store Operations. Ms. Tewksbury holds a Bachelor of Science Degree in Management from Syracuse University.

                                     PART II

Item 5. Market For the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is quoted on the Nasdaq Global Market (formerly, the Nasdaq National Market) under the symbol "ANEN." The following table sets forth the range of quarterly high and low sales prices reported on the Nasdaq Global Market for the Company's common stock for the quarters indicated. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

                         Fiscal 2006                        Fiscal 2005
                           Quarter                            Quarter
                         -----------                        -----------
                    1st    2nd      3rd     4th       1st    2nd     3rd    4th
                    ---    ---      ---     ---       ---    ---     ---    ---
High ..........   $14.83  16.21    19.60   24.35    $16.50  14.91   13.33  13.57
Low ...........   $12.86  12.87    15.31   17.69    $10.50  11.96   10.54   9.29

The Company had approximately 344 holders of record of its common stock at August 15, 2006.

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

Issuer Purchases of Equity Securities

On May 10, 2005, the Board of Directors increased by 2,000,000 the number of shares that the Company was authorized to repurchase in open market or privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On June 30, 2006, 1,077,879 shares remained authorized for purchase.

----------- ----------------- ----------------------- ---------------------- ----------------------
                                                                               Maximum Number (or
                                                         Total Number of       Approximate Dollar
                                                        Shares (or Units)     Value) of Shares (or
             Total Number of                          Purchased as Part of     Units) that May Yet
            Shares (or Units)   Average Price Paid     Publicly Announced      Be Purchased Under
  Period       Purchased        per Share (or Unit)     Plans or Programs     the Plans or Programs
----------- ----------------- ----------------------- ---------------------- ----------------------
April 2006                 0                       -                      0              1,077,879
----------- ----------------- ----------------------- ---------------------- ----------------------
May 2006                   0                       -                      0              1,077,879
----------- ----------------- ----------------------- ---------------------- ----------------------
June 2006                  0                       -                      0              1,077,879
----------- ----------------- ----------------------- ---------------------- ----------------------
Total                      0                       -                      0                      -
----------- ----------------- ----------------------- ---------------------- ----------------------

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 2006, and with respect to the balance sheets at June 30, 2006 and 2005, are derived from the consolidated financial statements that have been audited by KPMG LLP, independent registered public accounting firm, which are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such consolidated financial statements. The statements of operations data for the years ended June 30, 2002 and June 30, 2003, and the balance sheet data at June 30, 2002, June 30, 2003 and June 30, 2004, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                                            Years Ended
                                                                                            -----------
                                                       June 30,         June 30,         June 30,         June 30,          June 30,
                                                         2006             2005             2004             2003              2002
                                                       --------         --------         --------         --------          --------
                                                                        (In thousands, except per share data)
Statement of Income Data:
Net sales .....................................       $ 105,464        $  94,461        $  85,079        $  75,520        $  70,638
Cost of sales .................................          67,189           64,591           55,070           51,821           45,713
                                                      ---------        ---------        ---------        ---------        ---------
Gross profit ..................................          38,275           29,870           30,009           23,699           24,925
                                                      ---------        ---------        ---------        ---------        ---------
Operating expenses:
  Marketing ...................................           7,036            6,858            6,723            6,160            6,771
  Research and development ....................           8,748            6,288            5,861            6,140            6,283
  General and administrative ..................          10,345            8,685            8,731            8,392            7,617
  Restructuring ...............................              --              458               --              795               --
                                                      ---------        ---------        ---------        ---------        ---------
  Total operating expenses ....................          26,129           22,289           21,315           21,487           20,671
                                                      ---------        ---------        ---------        ---------        ---------
Operating income ..............................          12,146            7,581            8,694            2,212            4,254
                                                      ---------        ---------        ---------        ---------        ---------
Other income (expense):
  Interest expense ............................             (25)             (29)             (10)             (50)             (93)
  Other, primarily interest income ............           2,453            1,599            1,678            2,211            3,745
                                                      ---------        ---------        ---------        ---------        ---------
    Total other income, net ...................           2,428            1,570            1,668            2,161            3,652
                                                      ---------        ---------        ---------        ---------        ---------
Income before income taxes ....................          14,574            9,151           10,362            4,373            7,906
Income taxes ..................................           3,225            1,738            2,695              798            1,179
                                                      ---------        ---------        ---------        ---------        ---------
Income from continuing operations .............          11,349            7,413            7,667            3,575            6,727
Discontinued operations:
Income (loss) from discontinued
  operations of Anaren Europe .................             817               --           (1,510)          (8,029)            (872)
Income tax benefit ............................              --               --           (1,800)            (662)          (1,584)
                                                      ---------        ---------        ---------        ---------        ---------
Net income (loss) from discontinued
  operations ..................................             817               --              290           (7,367)             712
                                                      ---------        ---------        ---------        ---------        ---------
 Net income (loss) ............................       $  12,166        $   7,413        $   7,957        $  (3,792)       $   7,439
                                                      =========        =========        =========        =========        =========
Basic earnings (loss) per share:
  Income from continuing operations ...........       $     .66        $     .38        $     .37        $     .16        $     .30
  Income (loss) from discontinued
    operations ................................             .05               --              .01             (.33)             .03
                                                      ---------        ---------        ---------        ---------        ---------
  Net income (loss) ...........................       $     .71        $     .38        $     .38        $    (.17)       $     .33
                                                      =========        =========        =========        =========        =========
Diluted earnings (loss) per share:
  Income from continuing operations ...........       $     .64        $     .37        $     .35        $     .16        $     .29
  Income (loss) from discontinued
    operations ................................             .05               --              .01             (.33)             .03
                                                      ---------        ---------        ---------        ---------        ---------
  Net income (loss) ...........................       $     .69        $     .37        $     .36        $    (.17)       $     .32
                                                      =========        =========        =========        =========        =========
Shares used in computing
net earnings per share:
  Basic .......................................          17,157           19,346           21,026           22,214           22,323
  Diluted .....................................          17,682           19,832           21,808           22,701           23,090
Balance Sheet Data:
Cash and cash equivalents .....................       $  15,733        $   5,901        $  23,303        $  11,063        $  12,565
Working capital ...............................         112,493           84,554          105,987          126,235          144,023
Total assets ..................................         189,332          175,482          207,482          213,088          221,586
Long-term debt, less
  current installments ........................              --               --               --               --               --
Stockholders' equity ..........................         172,451          159,079          190,364          200,597          209,553

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

Overview

The consolidated financial statements present the financial condition of the Company as of June 30, 2006 and 2005, and the consolidated results of operations and cash flows of the Company for the years ended June 30, 2006, 2005 and 2004.

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

The Company recognizes sales at the time products are shipped to customers, provided that persuasive evidence of an arrangement exists, the sales price is fixed or easily determinable, collectibility is reasonably assured and title and risk of loss has passed to the customer. Title and the risks and rewards of ownership of products are generally transferred at the time of shipment. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. Annually, a small percentage of sales are derived from fixed-price contracts for the sale of engineering design and development efforts for space and defense electronics products. Sales and estimated profits under development contracts are recognized according to customer contractual milestones on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.

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

In October, 2004 the Company announced that it had decided to consolidate its RF Power, Inc. subsidiary with the Company's Amitron subsidiary and close RF Power's facility in Bohemia, New York. The consolidated company, Anaren Ceramics, Inc., operates at the Company's Salem, New Hampshire facility. The relocation of RF Power's operation to the Salem, New Hampshire facility was completed during the second quarter of fiscal 2005. As a result of this consolidation, the Company recognized costs of $458,335 for severance and outplacement expenses, $91,000 for lease cancellation and $300,000 for additional inventory write-downs during the second quarter of fiscal 2005. Further consolidation costs totaling approximately $397,000, including equipment write-downs of $272,000, were recognized in the third quarter of fiscal 2005, related to integrating RF Power's operation into Anaren Ceramics.

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R). This standard requires the company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. These costs are to be recognized as compensation expense over the vesting period of the awards. SFAS 123R provides for a prospective application for adoption which the Company chose. Under this method, the Company began recognizing compensation costs for stock option equity based compensation for all new or modified grants after June 30, 2005 and for the unvested portion of the grant date fair value of awards issued prior to adoption, based on the fair value previously calculated for footnote disclosure purposes. Equity based compensation cost for employee stock options recognized in the year ended June 30, 2006 was $3,358,227.

The final liquidation and dissolution of the Company's European corporate structure was concluded during the quarter ended March 31, 2006. As part of this liquidation and dissolution, the Company recognized income from discontinued operations of $817,000 resulting from final asset and liability liquidation and previously unrecognized currency translation gains.

Results of Operations

Net sales from continuing operations for the year ended June 30, 2006 were $105.5 million, up 11.6% from $94.5 million for fiscal 2005. Income from continuing operations for fiscal 2006 was $11.3 million, or 10.8% of net sales, up $3.9 million, or 53%, from income from continuing operations of $7.4 million in fiscal 2005.

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                        Years Ended June 30,
                                                        --------------------
                                                    2006       2005       2004
                                                    ----       ----       ----
Net sales                                          100.0%     100.0%     100.0%
Cost of sales                                       63.7       68.4       64.7
                                                   -----      -----      -----
Gross profit                                        36.3       31.6       35.3
                                                   -----      -----      -----
Operating expenses:
     Marketing                                       6.7        7.2        7.9
     Research and development                        8.3        6.7        6.9
     General and administrative                      9.8        9.2       10.3
     Restructuring                                    --        0.5         --
                                                   -----      -----      -----
       Total operating expenses                     24.8       23.6       25.1
                                                   -----      -----      -----
Operating income                                    11.5        8.0       10.2
                                                   -----      -----      -----
Other income (expense):
     Interest expense                                 --         --         --
     Other, primarily interest income                2.3        1.7        2.0
                                                   -----      -----      -----
       Total other income                            2.3        1.7        2.0
                                                   -----      -----      -----
Income from continuing operations before
  Income taxes                                      13.8        9.7       12.2
Income taxes                                         3.0        1.9        3.2
                                                   -----      -----      -----
Net income from continuing operations               10.8        7.8        9.0
Discontinued operations:
  Income (loss) from discontinued
    operations of Anaren Europe                      0.7         --       (1.8)
  Income tax benefit                                  --         --       (2.1)
                                                   -----      -----      -----
    Net income (loss) from discontinued
      operations                                     0.7         --         .3
                                                   -----      -----      -----
  Net income (loss)                                 11.5%       7.8%       9.3%
                                                   -----      -----      -----

The following table sets forth the Company's net sales by industry segment for the periods indicated:

                                               Years Ended June 30,
                                               --------------------
                                      2006              2005             2004
                                      ----              ----             ----
                                                    (In thousands)
Wireless                             $ 66,731           $64,169          $58,078
Space & Defense                        38,733            30,292           27,001
                                     --------           -------          -------
                                     $105,464           $94,461          $85,079
                                     ========           =======          =======

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Net Sales. Net sales increased $11.0 million, or 11.6%, to $105.5 million for fiscal 2006 compared to $94.5 million for fiscal 2005. This rise in sales resulted from a $8.4 million increase in sales of Space and Defense products in fiscal 2006, while shipments of Wireless products rose $2.6 million for the same period.

Sales of Wireless products for fiscal 2006 were up $2.6 million, or 4.0% compared to fiscal 2005. During fiscal 2006 sales of new consumer products rose $2.3 million, or 123%, while sales of custom products, which are produced mainly in our China facility, increased $2.5 million, or 11.2%, and sales of standard surface mount components rose $2.7 million, or 14.6% compared to fiscal 2005. These increases were partially offset by a $4.9 million decline in combined circulator and resistive products sales in fiscal 2006 compared to fiscal 2005 as a result of a decline in demand for these products.

Higher shipment levels of surface mount components, custom infrastructure products and new consumer products reflect the increasing worldwide demand for Wireless components experienced in fiscal 2006 compared to 2005.

Space and Defense products sales rose $8.4 million, or 27.9%, to $38.7 million in fiscal 2006 compared to $30.3 million in fiscal 2005. Defense product sales are increasing due to the higher level of new business booked by the Company in fiscal 2004 and 2005, which is now in production. Space and Defense product bookings were $37.7 million in fiscal 2004, $40.9 million in fiscal 2005, and $39.2 million in fiscal 2006.

Gross Profit. Gross profit represents net sales minus cost of sales. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs, direct and indirect overhead and test costs. Gross profit for fiscal 2006 was $38.3 million, (36.3% of net sales) up $8.4 million from $29.9 million (31.6% of net sales) for the same period of the prior year. Gross profit on sales increased in fiscal 2006 over last year due to favorable manufacturing efficiencies and a more favorable wireless product mix in the current year. These efficiencies resulted from higher production volumes at our lower cost China facility and in our Defense group, as well as manufacturing overhead cost savings realized by combining the RF Power and Amitron production facilities into one operation at Anaren Ceramics. Current year growth in gross profit was lowered by the recognition of $875,000 of stock option equity based compensation expense in cost of sales in fiscal 2006.

Marketing. Marketing expenses consist mainly of employee related costs, sales commissions, advertising expenses, and travel expenses. Marketing expenses were $7.0 million, (6.7% of net sales) for fiscal 2006, up 2.6% from $6.9 million (7.2% of net sales) for fiscal 2005. Included in marketing expense for fiscal 2006 is $275,000 of stock option equity based compensation expense. Absent the inclusion of stock option equity based compensation expense, marketing costs in fiscal 2006 declined approximately 1.4% year over year due to cost savings realized through the consolidation of the RF Power and Amitron operations during fiscal 2005.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $8.7 million, (8.3% of net sales) in fiscal 2006, up 39.1% from $6.3 million (6.7% of net sales) for fiscal 2005. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities as well as new technology development in the Space and Defense Group. Research and development expenditures increased in fiscal 2006 over fiscal 2005 levels due to the higher level of Wireless opportunities in the marketplace and due to the inclusion of $346,000 for stock option equity based compensation expense. These opportunities resulted in the hiring of additional product development personnel in fiscal 2005 and 2006, and additional outside vendor spending by the Company in the current year to expedite the new product development process. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless and Space and Defense products.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 19.1% to $10.3 million (9.8% of net sales) for fiscal 2006, from $8.7 million (9.2% of net sales) for fiscal 2005. This increase resulted primarily from the inclusion of $1,771,000 of stock option equity based compensation expense in fiscal 2006. Absent the inclusion of stock option equity based compensation expense, general and administrative costs for fiscal 2006 was down 1.3% compared to fiscal 2005 due to consolidation savings and lower Sarbanes Oxley compliance costs in fiscal 2006.

Restructuring. There were no restructuring charges in fiscal 2006. Restructuring cost which consisted of wages, health insurance, payroll taxes and outplacement costs were $458,000 in fiscal 2005. These costs were related to the termination of 79 people in conjunction with the closure of RF Power's facility and the move of that operation to Salem, New Hampshire in the second quarter of fiscal 2005.

Operating Income: Operating income increased $4.5 million, or 60.2% in fiscal 2006 to $12.1 million (11.5% of net sales) compared to $7.6 million (8.0% of net sales) for last fiscal year. In fiscal 2006, operating income was reduced by $3.3 million for stock option equity based compensation expense. Operating income for fiscal 2005 does not include any expense for stock option equity based compensation. Operating income has improved significantly in fiscal 2006 due to manufacturing efficiencies achieved through operation consolidations and sales volume increases, the relative flat levels of marketing in fiscal 2006 compared to fiscal 2005, and the absence of one time consolidation and restructuring charges in the current year compared to fiscal 2005, which included $1.5 million of one-time charges.

On a reporting segment basis, Wireless operating income was $7.5 million for fiscal 2006 (including $1.7 million of stock option equity based compensation expense), up $5.3 million from Wireless operating income of $2.2 million for last year. Wireless operating income improved significantly in the current year due to cost savings achieved through the consolidation of the RF Power and Amitron operations in fiscal 2005, the absence of consolidation charges ($1.5 million in fiscal 2005), cost efficiencies resulting from higher manufacturing volumes in the Company's China operation, and a more favorable wireless product mix in the current year compared to last fiscal year.

Space and Defense operating income fell $765,000 in fiscal 2006 to $4.6 million (including $1.7 million of stock option equity based compensation expense) compared to $5.3 million in fiscal 2005. This decrease, despite a rise in sales volume, resulted from the large number of new Space and Defense programs entering production over the second half of fiscal 2005 and all of fiscal 2006, as well as the $1.7 million of stock option equity based compensation. These programs in their early production phase require a higher level of engineering support, have lower manufacturing yields and efficiencies than more mature programs. Operating margins in this group improved in the second half of fiscal 2006 and are expected to improve further as the new programs mature.

Other Income. Other income increased 53.4% to $2.5 million (2.3% of net sales) for year ended June 30, 2006, from $1.6 million (1.7% of net sales) for fiscal year 2005. This increase was caused mainly by the rise in market interest rates over the past eighteen months and the absence of losses on equipment and investment sales in the current fiscal year compared to $410,000 of losses recorded in fiscal 2005. Other income will fluctuate based on short-term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for fiscal 2006 was $25,000 compared to $29,000 for fiscal 2005.

Income Taxes: Income taxes for fiscal 2006 were $3.2 million (3.0% of net sales) representing an effective tax rate of 22.1%. This compares to income tax expense of $1.7 million (1.9% of net sales) for fiscal 2005, representing an effective tax rate of 19.0%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income, the amount of non-taxable income of the Company's China subsidiary, and federal tax credits and benefits in relation to the levels of taxable income or loss. The increase in the effective tax rate is a result of both the higher level of income and the amount of nondeductible incentive stock option equity based compensation expense in fiscal 2006 compared to the level of deductible non-statutory stock option equity based compensation expense resulting from the adoption of SFAS 123R. Stock options issued prior to the adoption of SFAS 123R were mainly incentive stock options and are presently generating the majority of the Company's equity based employee stock option compensation expense. Compensation expense for these options, under SFAS 123R, does not generate a tax deduction and related deferred tax benefit. New options granted after the adoption of SFAS 123R are expected to be mainly non-statutory stock options, which will generate a tax deduction and related deferred tax benefit. The Company is presently in a "tax free holiday" for income earned at its China subsidiary through December 2007. Earnings of the China subsidiary subsequent to that date are expected to be taxed at a 15% rate.

Discontinued Operations. Discontinued operations represent the result of liquidation and dissolution of the Company's Anaren Europe corporate structure which ceased operating in December 2003. During the third quarter ended March 31, 2006 and in conjunction with the finalization of the Anaren Europe bankruptcy proceeding, the Company performed the final liquidation of its Anaren Europe corporate structure. As a result of this liquidation, the Company recognized a gain of $82,000 from the liquidation of the remaining assets and a gain of $736,000 to recognize accumulated foreign currency translation gains.

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

Net Sales. Net sales increased $9.4 million, or 11.0%, to $94.5 million for the year ended June 30, 2005, compared to $85.1 million for fiscal 2004. This increase resulted from a $6.1 million rise in sales of Wireless infrastructure products and a $3.3 million rise in sales of Space and Defense products.

The increase in sales of Wireless products was a result of a $6.8 million increase in sales to Nokia of Wireless custom subassemblies due to a new design win in fiscal 2004. This new custom assembly contract resulted in total revenue of $9.3 million in fiscal 2005, compared to $2.9 million in fiscal 2004. Sales of standard component Wireless products were flat at $42.1 million in fiscal 2005, compared to $42.7 million in fiscal 2004, reflecting the steady annual worldwide demand for Wireless infrastructure components over the two year period.

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

Gross Profit. Gross profit for fiscal 2005 was $29.9 million (31.6% of net sales), compared to $30.0 million (35.3% of net sales) for the prior year. Gross margins as a percent of sales declined 3.7 percentage points due to a change in sales mix from higher margin standard Wireless component products to lower margin custom Wireless products. Additionally, margins were eroded by a one-time write-down of inventory at RF Power in conjunction with the closure of the Bohemia, New York facility and general production inefficiencies during the period of actual consolidation of the two operations in Salem, New Hampshire.

Marketing. Marketing expenses increased 2.0% to $6.9 million (7.2% of net sales) for fiscal 2005, from $6.7 million (7.9% of net sales) for fiscal 2004. This increase is a result of higher commission expense caused by the sales increase, and rising travel and support costs due to the higher volume of business.

Research and Development. Research and development expenses were $6.3 million (6.7% of net sales) in fiscal 2005, up 7.3% from $5.9 million (6.9% of net sales) for fiscal 2004. Research and development expenditures supported further development of Wireless infrastructure products and consumer component opportunities. Research and Development expenditures increased in fiscal 2005 over fiscal 2004 levels due to the higher level of opportunities in the marketplace, which the Company responded to by adding new product development engineering personnel during fiscal 2005.

General and Administrative. General and administrative expenses were $8.7 million (9.2% of net sales) for fiscal 2005 compared to $8.7 million (10.3% of net sales) for fiscal 2004. General and administrative costs were flat in fiscal 2005 compared with fiscal 2004 despite increased expenditures for compliance with Sarbanes-Oxley regulations and one-time charges associated with the consolidation of the Company's RF Power and Amitron operations due primarily to the cost savings realized from that consolidation in the second half of fiscal 2005.

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

Operating Income: Operating income decreased in fiscal 2005 to $7.6 million (8.0% of net sales) from $8.7 million (10.2% of net sales) for fiscal 2004. On a reporting segment basis, Wireless operating income was $2.2 million for fiscal 2005, a decline of $2.2 million from fiscal 2004.

Wireless operating income fell in fiscal 2005 compared to fiscal 2004, (despite the increase in Wireless product sales) due to the $1.5 million of consolidation charges related to the facility closure, and move of the RF Power and Amitron operations to Salem, New Hampshire, and the additional $250,000 first quarter accelerated write-off of certain Amitron lease intangibles.

Space and Defense operating income rose $1.0 million in fiscal 2005 to $5.3 million compared to $4.3 million in fiscal 2004. This increase resulted from higher sales volume in fiscal 2005 compared to fiscal 2004, and better production efficiencies within the Space and Defense group in fiscal year 2005.

Other Income. Other income decreased 4.7% to $1.6 million (1.7% of net sales) for fiscal 2005 from $1.7 million (2.0% of net sales) for fiscal 2004. This decrease was caused mainly by a $67,000 loss on the sale of capital equipment and a $343,000 loss on the disposal of 777,300 shares of Celeritek, Inc. common stock owned by the Company. Additionally, Company cash balances were reduced $38.0 million during fiscal 2005 due to $37.9 million used to repurchase treasury shares and the purchase of the Salem, New Hampshire facility for $4.8 million. The decrease in other income caused by the loss on Celeritek stock and the sale of equipment was partially offset by higher interest rates resulting in an increase in interest income of approximately $331,000 in fiscal 2005 compared to fiscal 2004. Interest income fluctuates based on interest rates and the level of investable cash balances.

Interest Expense. The Company does not have any long term debt and interest expense represents interest paid on a deferred obligation. Interest expense for fiscal 2005 was $29,000 (0.0% of net sales) compared to $10,000 (0.0% of net sales) for fiscal 2004.

Income Taxes: Income taxes for fiscal 2005 were $1.7 million (1.9% of net sales), representing an effective tax rate of 19.0%. This compares to income tax expense of $2.7 million (3.2% of net sales) for fiscal 2004, representing an effective tax rate of 26.1%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The decrease in the effective tax rate in fiscal 2005 compared to fiscal 2004 resulted from higher foreign sales benefits due to a rise in foreign export sales levels in fiscal 2005.

Discontinued Operations. In July 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter of fiscal 2004, the Company ceased production at Anaren Europe and liquidated the production equipment used in that operation. The results of operations for Anaren Europe for fiscal 2004 have been classified as discontinued operations in the statements of earnings filed as part of this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

Net cash provided by operations for the years ended June 30, 2006, 2005 and 2004 was $16.6 million, $8.4 million and $15.2 million, respectively. The positive cash flow from operations was due primarily to profit before depreciation in fiscal 2005 and 2004 and profit before depreciation and equity based compensation expense in fiscal 2006. In all three years the positive cash flow from earnings was partially off-set by a combined increase in inventory and accounts receivable amounting to $4.3 million in fiscal 2006, $3.8 million in fiscal 2005 and

$6.5 million in fiscal 2004. Additionally, in fiscal 2006, cash flow from operations rose due to $3.5 million in equity based compensation expense which did not require cash.

Net cash used in investing activities in fiscal 2006 was $4.3 million and consisted of capital expenditures of $7.5 million, including $1.4 million for infrastructure work in the fourth quarter to support the 54,000 square foot building expansion, off-set by cash provided by net maturities of marketable debt securities of $3.2 million.

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

Net cash used in financing activities in fiscal 2006, 2005 and 2004 was $2.6 million, $37.7 million and $20.5 million, respectively. In fiscal 2006, $7.2 million was provided by cash and tax benefits resulting from the exercise of stock options and $9.8 million was used to purchase 697,000 treasury shares.

In fiscal 2005, $225,000 was provided by the exercise of stock options and $37.9 million was expended to repurchase 3.2 million shares of the Company's common stock.

Of the 2004 amount, $1.6 million was provided by the exercise of stock options and $22.1 million was used to repurchase 1.6 million shares of the Company's common stock.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At June 30, 2006 there were 1,077,879 shares remaining under the current Board repurchase authorization.

At June 30, 2006, the Company had approximately $88.6 million in cash, cash equivalents, and marketable securities and no debt, and has had positive operating cash flow for over ten years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                     Less
                                        Total      Than 1 Yr.     2 - 3 Yrs.  4 - 5 Yrs.  Over 5 Yrs.
                                        -----      ----------     ----------  ----------  -----------
                                                          Payment Due by Period
                                                          ---------------------
Contractual obligations
-----------------------
Operating leases -- facilities       $5,892,701     $775,370     $1,605,525   $1,605,525   $1,906,281
Deferred compensation                   337,870       65,000        130,000      130,000       12,870

Recent Accounting Pronouncements
In May, 2005, the FASB published Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. Statement 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 (the Company's 2007 fiscal year). Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005.

FASB Interpretation 48 was issued in July 2006 to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. The Interpretation defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and will affect many companies' reported results and their disclosures of uncertain tax positions. The Interpretation does not prescribe the type of evidence required to support meeting the more-likely-than-not threshold, stating that it depends on the individual facts and circumstances. The benefit recognized for a tax position meeting the more-likely-than-not criterion is measured based on the largest benefit that is more than 50 percent likely to be realized. The measurement of the related benefit is determined by considering the probabilities of the amounts that could be realized upon ultimate settlement, assuming the taxing authority has full knowledge of all relevant facts and including expected negotiated settlements with the taxing authority. Interpretation 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (the Company's 2008 fiscal year). The company is currently analyzing the financial statement impact of adopting this pronouncement.

Proposed Accounting for Pension and Other Postretirement Benefits - This FASB proposal would require companies to report on their balance sheets the funded status of pension and other postretirement benefit plans. The proposal would also require companies to measure plan assets and obligations as of the employer's balance-sheet date. As a result, companies would recognize on their balance sheets actuarial gains and losses and prior service cost that have not yet been included in income. This could significantly increase reported liabilities for many companies with a corresponding reduction in equity reported as accumulated other comprehensive income. The provisions for the proposed statement, if passed, would be effective for fiscal years ending after December 15, 2006, (the Company's 2007 fiscal year) with earlier application encouraged. The company is currently analyzing the financial statement impact of adopting this pronouncement.

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

As of June 30, 2006, the Company had cash, cash equivalents and marketable securities of $88.6 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from June 30, 2006 rates, or 0.375%, would have reduced net income and cash flow by approximately $316,000, or $0.018 per diluted share for the year. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

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

      2. Management's Report on Internal Control over Financial Reporting. Anaren's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. For the fiscal year ended June 30, 2006, the Company engaged the accounting firm of Fust Charles Chambers LLP to help the Company document and test its internal controls over financial reporting.

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

            Anaren's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
            (COSO) in Internal Control - Integrated framework. Based on its assessment, management believes that, as of June 30, 2006, the Company's internal control over financial reporting is effective based on those criteria.

            Anaren's independent registered public accounting firm, KPMG LLP, has issued a report on the Company's assessment of its internal control over financial reporting. This report appears below.

      3.    Attestation Report of the Registered Public Accounting Firm.

            Report of Independent Registered Public Accounting Firm.

The Board of Directors and Shareholders
Anaren, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Anaren, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control
- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Anaren, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Anaren, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Anaren, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anaren, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated August 25, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Syracuse, New York
August 25, 2006

      4. Changes in internal controls. During the period covered by this Annual Report on Form 10-K, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
Information required by this Item is contained in the Company's proxy statement filed with respect to the 2006 Annual Meeting of Shareholders and is incorporated by reference herein. Certain information regarding executive officers of the Company required by this Item is included in Item 4A hereof.

On August 13, 2002, the Board of Directors adopted Anaren's Code of Ethics and Business Conduct, which outlines the ethical principles that provide the foundation for the Company's dealings with customers, suppliers, shareholders, the investment community and employees. The Code is applicable to all employees including officers, and to the Company's directors. The Code as revised in February 2006, has been distributed to all employees and is available for review on the Company's website, www.anaren.com.

Item 11. Executive Compensation
Information required by this Item is contained in the Company's proxy statement filed with respect to the 2006 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Information required by this Item is contained in the Company's proxy statement filed with respect to the 2006 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2006 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Information required by this Item is contained in the Company's proxy statement filed with respect to the 2006 Annual Meeting of Shareholders and is incorporated by reference herein.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)   1. and 2. Financial Statements and Schedules: Reference is made to the
                Index of Financial Statements hereinafter contained
      3.        Exhibits:
                Reference is made to the list of Exhibits hereinafter contained
(b)   Exhibits:

      Index to Exhibits

Exhibit No.                             Description
-----------                             -----------

      3.1   Certificate of Incorporation, as amended (1)
      3.2   Restated By-Laws (2)
      4.1   Specimen Certificate of Common Stock (3)
      4.2   Shareholder Protection Rights Agreement dated as of April 20, 2001, between the Company and American Stock Transfer & Trust Company,
            including forms of Rights Certificate and Election to Exercise (4)
      10.1  Employment Agreement, dated as of July 1, 2006, between the Company and Lawrence A. Sala (5)
      10.2  Pension Plan and Trust (6)
      10.3  Anaren Microwave, Inc. Incentive Stock Option Plan, as amended (7)
      10.4  Anaren Microwave, Inc. 1989 Non-statutory Stock Option Plan, as amended (8)
      10.5  Anaren Microwave, Inc. Incentive Stock Option Plan for Key Employees
            (9)
      10.6  Anaren Microwave, Inc. Stock Option Plan (10)
      10.7  Form of Change of Control Agreements dated March 15, 2002 with
            Joseph Porcello, Mark Burdick, Timothy Ross, Stanley Slingerland and
            Gert Thygesen (11)
      10.8  Employment Agreement, dated as of February 14, 2004, between the
            Company and Carl W. Gerst, Jr. (12)
      10.9  Anaren, Inc. Comprehensive Long-Term Incentive Plan (13)
      21    Subsidiaries of the Company
      23    Consent of KPMG LLP, Independent Registered Public Accounting Firm
      31    Rule 13a-14(a) Certifications
      32    Section 1350 Certifications

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

(2) Incorporated herein reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.
(3) Incorporated herein reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.
(4) Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Company's Registration Statement on Form 8-A (Commission File No. 0-6620) filed with the Securities and Exchange Commission on April 26, 2001.
(5) Incorporated herein by reference to Exhibit 10.1 to the Company's Periodic Report on Form 8-K, (Commission File No. 0-6620), filed with the Securities and Exchange Commission on July 25, 2006.
(6) Incorporated herein by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 (Registration No. 33-19618).
(7) Incorporated herein by reference to Appendix A to the Company's definitive proxy statement for its 1998 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 25, 1998.
(8) Incorporated herein by reference to Appendix B to the Company's definitive proxy statement for its 1998 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 25, 1998.
(9) Incorporated herein by reference to Appendix A to the Company's definitive proxy statement for its 2000 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 18, 2000.
(10) Incorporated herein by reference to Appendix B to the Company's definitive proxy statement for its 2000 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 18, 2000.
(11) Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 2002.
(12) Incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2004.
(13) Incorporated herein by reference to Appendix A to the Company's definitive proxy statement for its 2004 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 17, 2004.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ANAREN, INC.

                                  /s/ LAWRENCE A. SALA
                                  ----------------------------------------------
                                  Name: Lawrence A. Sala
                                  Title: President and Chief Executive Officer

Date: September 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature               Title                            Date
           ---------               -----                            ----

/s/ Lawrence A. Sala     President, Chief Executive Officer    September 6, 2006
----------------------   and Chairman of the Board, Director
                         (Principal Executive Officer)

/s/ Joseph E. Porcello   Sr. Vice President of Finance and     September 6, 2006
----------------------   Treasurer (Principal Financial
                         and Accounting Officer)

/s/ Carl W. Gerst, Jr.   Chief Technical Officer,              September 6, 2006
----------------------   Vice Chairman of the Board
                         and Director

/s/ Herbert I. Corkin    Director                              September 6, 2006
----------------------

/s/ Dale F. Eck          Director                              September 6, 2006
----------------------

/s/ Matthew S. Robison   Director                              September 6, 2006
----------------------

/s/ David L. Wilemon     Director                              September 6, 2006
----------------------

/s/ James G. Gould       Director                              September 6, 2006
----------------------

/s/ Robert U. Roberts    Director                              September 6, 2006
----------------------

/s/ John L. Smucker      Director                              September 6, 2006
----------------------

                          ANAREN, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2006 and 2005

                  (With Report of Independent Registered Public
                            Accounting Firm Thereon)

                          ANAREN, INC. AND SUBSIDIARIES

                                      Index

                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm                    42

Consolidated Balance Sheets as of June 30, 2006 and 2005                   43

Consolidated Statements of Operations for the years ended
  June 30, 2006, 2005, and 2004                                            44

Consolidated Statements of Stockholders' Equity and Comprehensive
  Income for the years ended June 30, 2006, 2005, and 2004                 45

Consolidated Statements of Cash Flows for the years ended
  June 30, 2006, 2005, and 2004                                            46

Notes to Consolidated Financial Statements                              47-76

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anaren, Inc.'s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note 12 to the consolidated financial statements, effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/ KPMG LLP

Syracuse, New York
August 25, 2006

                          ANAREN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 2006 and 2005

                                       Assets                                                            2006             2005
                                                                                                    -------------     -------------
Current assets:
     Cash and cash equivalents                                                                      $  15,733,214     $   5,900,841
     Securities available for sale (note 5)                                                            35,635,000        16,200,000
     Securities held to maturity (note 5)                                                              31,124,733        36,307,880
     Receivables, less allowance for doubtful accounts of $84,854 and
         $213,099 in 2006 and 2005, respectively                                                       16,362,011        14,780,146
     Inventories (note 6)                                                                              22,132,680        19,403,348
     Other receivables                                                                                  1,176,009         1,144,680
     Prepaid expenses                                                                                     744,321           662,247
     Deferred income taxes (note 18)                                                                      716,287           686,411
     Other current assets                                                                                 851,863           423,000
                                                                                                    -------------     -------------
               Total current assets                                                                   124,476,118        95,508,553
Securities available for sale (note 5)                                                                         --         3,500,000
Securities held to maturity (note 5)                                                                    6,131,425        20,100,547
Property, plant, and equipment, net (note 7)                                                           27,635,161        24,983,653
Deferred income taxes (note 18)                                                                            32,902                --
Goodwill (note 1)                                                                                      30,715,861        30,715,861
Other intangible assets, net of accumulated amortization of $2,684,595
     and $2,351,725 in 2006 and 2005, respectively (notes 1 and 3)                                        340,371           673,241
                                                                                                    -------------     -------------
               Total assets                                                                         $ 189,331,838     $ 175,481,855
                                                                                                    =============     =============
                       Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                               $   6,798,793     $   6,077,313
     Accrued expenses (note 8)                                                                          3,254,816         2,331,885
     Income taxes payable                                                                                 676,488         1,501,088
     Customer advance payments                                                                            483,722                --
     Other current liabilities (note 10)                                                                  769,523         1,044,759
                                                                                                    -------------     -------------
               Total current liabilities                                                               11,983,342        10,955,045

Deferred income taxes (note 18)                                                                         1,811,955         1,627,304
Pension and postretirement benefit obligation (notes 16 and 17)                                         2,356,789         3,253,188
Other liabilities (note 10)                                                                               728,943           567,755
                                                                                                    -------------     -------------
               Total liabilities                                                                       16,881,029        16,403,292
                                                                                                    -------------     -------------
Commitments and concentrations (notes 19, 20, and 21)

Stockholders' equity:
     Common stock, $0.01 par value. Authorized 200,000,000 shares (notes 11
         and 15); issued 26,857,554 and 26,070,804 in 2006 and 2005, respectively                         268,575           260,708
     Additional paid-in capital                                                                       181,780,660       171,333,975
     Unearned compensation (note 13)                                                                           --          (248,578)
     Retained earnings                                                                                 70,826,262        58,659,807
     Accumulated other comprehensive loss (note 14)                                                      (441,397)         (747,539)
                                                                                                    -------------     -------------
                                                                                                      252,434,100       229,258,373
     Less cost of 9,249,643 and 8,553,058 treasury shares in 2006 and 2005,
         respectively                                                                                  79,983,291        70,179,810
                                                                                                    -------------     -------------
               Total stockholders' equity                                                             172,450,809       159,078,563
                                                                                                    -------------     -------------
               Total liabilities and stockholders' equity                                           $ 189,331,838     $ 175,481,855
                                                                                                    =============     =============
See accompanying notes to consolidated financial statements.

                         ANAREN, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                   Years ended June 30, 2006, 2005, and 2004

                                                                                  2006                2005                 2004
                                                                              -------------       -------------       -------------
Net sales                                                                     $ 105,464,236       $  94,461,065       $  85,078,939
Cost of sales                                                                    67,188,568          64,590,866          55,069,793
                                                                              -------------       -------------       -------------
             Gross profit                                                        38,275,668          29,870,199          30,009,146
                                                                              -------------       -------------       -------------
Operating expenses:
     Marketing                                                                    7,036,240           6,857,974           6,723,478
     Research and development                                                     8,747,463           6,287,514           5,860,493
     General and administrative                                                  10,345,398           8,685,332           8,731,580
     Restructuring (note 9)                                                              --             458,335                  --
                                                                              -------------       -------------       -------------
             Total operating expenses                                            26,129,101          22,289,155          21,315,551
                                                                              -------------       -------------       -------------
             Operating income                                                    12,146,567           7,581,044           8,693,595
                                                                              -------------       -------------       -------------
Other income (expense):
     Interest expense                                                               (25,203)            (29,422)            (10,195)
     Other, primarily interest income                                             2,452,914           1,598,914           1,678,414
                                                                              -------------       -------------       -------------
             Total other income, net                                              2,427,711           1,569,492           1,668,219
                                                                              -------------       -------------       -------------
             Income before income taxes                                          14,574,278           9,150,536          10,361,814

Income tax expense (note 18)                                                      3,225,000           1,738,000           2,695,000
                                                                              -------------       -------------       -------------
             Income from continuing operations                                   11,349,278           7,412,536           7,666,814

Discontinued operations (note 4):
     Income (loss) from discontinued operations
        of Anaren Europe                                                            817,177                  --          (1,509,686)
     Income tax benefit                                                                  --                  --          (1,800,000)
                                                                              -------------       -------------       -------------
             Net income from discontinued
                operations                                                          817,177                  --             290,314
                                                                              -------------       -------------       -------------
             Net income                                                       $  12,166,455       $   7,412,536       $   7,957,128
                                                                              =============       =============       =============
Basic net income per common and common equivalent share:
     Income from continuing operations                                        $        0.66       $        0.38       $        0.37
     Income from discontinued operations                                               0.05                  --                0.01
                                                                              -------------       -------------       -------------
             Net income                                                       $        0.71       $        0.38       $        0.38
                                                                              =============       =============       =============
Diluted net income per common and common equivalent share:
     Income from continuing operations                                        $        0.64       $        0.37       $        0.35
     Income from discontinued operations                                               0.05                  --                0.01
                                                                              -------------       -------------       -------------
             Net income                                                       $        0.69       $        0.37       $        0.36
                                                                              =============       =============       =============
Shares used in computing net income per common and common
   equivalent share:
     Basic                                                                       17,156,720          19,346,491          21,026,001
     Diluted                                                                     17,682,231          19,831,710          21,807,538

See accompanying notes to consolidated financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                    Years ended June 30, 2006, 2005, and 2004


                                                                                                                      Additional
                                                                                   Comprehensive    Common stock        paid-in
                                                                                   income (loss)       amount           capital
                                                                                   -------------    -------------    -------------
Balance at June 30, 2003                                                                      --    $     256,818    $ 168,805,153
Comprehensive income:
      Net income                                                                   $   7,957,128               --               --
      Other comprehensive income:
            Foreign currency translation adjustment                                       56,426               --               --
            Minimum pension liability adjustment, net of tax of $255,181                 424,345               --               --
            Unrealized gain on securities available-for-sale                             777,300               --               --
                                                                                   -------------
                  Other comprehensive income                                           1,258,071               --               --
                                                                                   -------------
                  Total comprehensive income                                       $   9,215,199
                                                                                   =============
Purchase of treasury stock                                                                                     --               --
Stock options exercised (note 12)                                                                           2,689        1,562,397
Tax benefit from exercise of stock options (note 18)                                                           --          797,630
Amortization of unearned compensation (note 13)                                                                --               --
                                                                                                    -------------    -------------
Balance at June 30, 2004                                                                                  259,507      171,165,180
Comprehensive income:
      Net income                                                                   $   7,412,536               --               --
      Other comprehensive loss:
            Foreign currency translation adjustment                                        1,950               --               --
            Minimum pension liability adjustment, net of tax benefit of $468,112        (917,734)              --               --
            Unrealized gain on sale of securities available-for-sale                     127,135               --               --
                                                                                   -------------
            Other comprehensive loss                                                    (788,649)              --               --
                                                                                   -------------
            Total comprehensive income                                             $   6,623,887
                                                                                   =============
Purchase of treasury stock                                                                                     --               --
Stock options exercised (note 12)                                                                             985          223,762
Tax benefit from exercise of stock options (note 18)                                                           --           29,308
Issuance of restricted stock                                                                                  235          319,365
Forfeiture of restricted stock                                                                                (19)        (100,681)
Amortization of unearned compensation (note 13)                                                                --               --
Tax impact of restricted stock activity                                                                        --         (302,959)
                                                                                                    -------------    -------------
Balance at June 30, 2005                                                                                  260,708      171,333,975
Comprehensive income:
      Net income                                                                   $  12,166,455               --               --
      Other comprehensive income:
            Foreign currency translation adjustment                                     (632,455)              --               --
            Minimum pension liability adjustment, net of tax of $469,815                 938,597               --               --
                                                                                   -------------
            Other comprehensive income                                                   306,142
                                                                                   -------------
            Total comprehensive income                                             $  12,472,597
                                                                                   =============
Purchase of treasury stock                                                                                     --               --
Stock issued under equity plans (note 12)                                                                   7,867        5,541,353
Amortization of vested stock options                                                                           --        3,474,761
Tax benefit from exercise of stock options (note 18)                                                           --        1,679,149

Reclassification of unearned compensation (note 13)                                                            --         (248,578)
                                                                                                    -------------    -------------
Balance at June 30, 2006                                                                            $     268,575    $ 181,780,660
                                                                                                    =============    =============


                                                                                                                     Accumulated
                                                                                                                        other
                                                                                     Unearned         Retained       comprehensive
                                                                                   compensation       earnings       income (loss)
                                                                                   -------------    -------------    -------------
Balance at June 30, 2003                                                           $    (381,588)   $  43,290,143    $  (1,216,961)
Comprehensive income:
      Net income                                                                              --        7,957,128               --
      Other comprehensive income:
            Foreign currency translation adjustment                                           --               --               --
            Minimum pension liability adjustment, net of tax of $255,181                      --               --               --
            Unrealized gain on securities available-for-sale                                  --               --               --

                  Other comprehensive income                                                  --               --        1,258,071

                  Total comprehensive income

Purchase of treasury stock                                                                    --               --               --
Stock options exercised (note 12)                                                             --               --               --
Tax benefit from exercise of stock options (note 18)                                          --               --               --
Amortization of unearned compensation (note 13)                                          286,200               --               --
                                                                                   -------------    -------------    -------------
Balance at June 30, 2004                                                                 (95,388)      51,247,271           41,110
Comprehensive income:
      Net income                                                                              --        7,412,536               --
      Other comprehensive loss:
            Foreign currency translation adjustment                                           --               --               --
            Minimum pension liability adjustment, net of tax benefit of $468,112              --               --               --
            Unrealized gain on sale of securities available-for-sale                          --               --               --

            Other comprehensive loss                                                          --               --         (788,649)

            Total comprehensive income

Purchase of treasury stock                                                                    --               --               --
Stock options exercised (note 12)                                                             --               --               --
Tax benefit from exercise of stock options (note 18)                                          --               --               --
Issuance of restricted stock                                                            (319,600)              --               --
Forfeiture of restricted stock                                                                --               --               --
Amortization of unearned compensation (note 13)                                          166,410               --               --
Tax impact of restricted stock activity                                                       --               --               --
                                                                                   -------------    -------------    -------------
Balance at June 30, 2005                                                                (248,578)      58,659,807         (747,539)
Comprehensive income:
      Net income                                                                              --       12,166,455               --
      Other comprehensive income:
            Foreign currency translation adjustment                                           --               --               --
            Minimum pension liability adjustment, net of tax of $469,815                      --               --               --

            Other comprehensive income                                                                                     306,142

            Total comprehensive income

Purchase of treasury stock                                                                    --               --               --
Stock issued under equity plans (note 12)                                                     --               --               --
Amortization of vested stock options                                                          --               --               --
Tax benefit from exercise of stock options (note 18)                                          --               --               --

Reclassification of unearned compensation (note 13)                                      248,578               --               --
                                                                                   -------------    -------------    -------------
Balance at June 30, 2006                                                           $          --    $  70,826,262    $    (441,397)
                                                                                   =============    =============    =============


                                                                                                       Total
                                                                                   Treasury stock   stockholders'
                                                                                       amount          equity
                                                                                   -------------    -------------
Balance at June 30, 2003                                                           $ (10,156,160)   $ 200,597,405
Comprehensive income:
      Net income                                                                              --        7,957,128
      Other comprehensive income:
            Foreign currency translation adjustment                                           --               --
            Minimum pension liability adjustment, net of tax of $255,181                      --               --
            Unrealized gain on securities available-for-sale                                  --               --

                  Other comprehensive income                                                  --        1,258,071

                  Total comprehensive income

Purchase of treasury stock                                                           (22,097,252)     (22,097,252)
Stock options exercised (note 12)                                                             --        1,565,086
Tax benefit from exercise of stock options (note 18)                                          --          797,630
Amortization of unearned compensation (note 13)                                               --          286,200
                                                                                   -------------    -------------
Balance at June 30, 2004                                                             (32,253,412)     190,364,268
Comprehensive income:
      Net income                                                                              --        7,412,536
      Other comprehensive loss:
            Foreign currency translation adjustment                                           --               --
            Minimum pension liability adjustment, net of tax benefit of $468,112              --               --
            Unrealized gain on sale of securities available-for-sale                          --               --

            Other comprehensive loss                                                          --         (788,649)

            Total comprehensive income

Purchase of treasury stock                                                           (37,926,398)     (37,926,398)
Stock options exercised (note 12)                                                             --          224,747
Tax benefit from exercise of stock options (note 18)                                          --           29,308
Issuance of restricted stock                                                                  --               --
Forfeiture of restricted stock                                                                --         (100,700)
Amortization of unearned compensation (note 13)                                               --          166,410
Tax impact of restricted stock activity                                                       --         (302,959)
                                                                                   -------------    -------------
Balance at June 30, 2005                                                             (70,179,810)     159,078,563
Comprehensive income:
      Net income                                                                              --       12,166,455
      Other comprehensive income:
            Foreign currency translation adjustment                                           --               --
            Minimum pension liability adjustment, net of tax of $469,815                      --               --

            Other comprehensive income                                                                    306,142

            Total comprehensive income

Purchase of treasury stock                                                            (9,803,481)      (9,803,481)
Stock issued under equity plans (note 12)                                                     --        5,549,220
Amortization of vested stock options                                                          --        3,358,227
Tax benefit from exercise of stock options (note 18)                                          --        1,679,149

Reclassification of unearned compensation (note 13)                                           --          116,534
                                                                                   -------------    -------------
Balance at June 30, 2006                                                           $ (79,983,291)   $ 172,450,809
                                                                                   =============    =============
See accompanying notes to consolidated financial statements


                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 2006, 2005, and 2004

                                                                                         2006            2005              2004
                                                                                    -------------    -------------    -------------
Cash flows from operating activities:
  Net income                                                                        $  12,166,455    $   7,412,536    $   7,957,128
  Net income from discontinued operations                                                 817,177               --          290,314
                                                                                    -------------    -------------    -------------
           Net income from continuing operations                                       11,349,278        7,412,536        7,666,814

  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                                      4,875,335        4,887,154        4,296,999
      Impairment loss                                                                          --          272,118               --
      Loss on sale of equipment                                                            15,875           98,332               --
      Loss on sale of equity securities                                                        --          342,715               --
      Amortization of intangibles                                                         332,870          570,645          709,539
      Deferred income taxes                                                              (356,986)         558,902         (140,784)
      Stock based compensation                                                          3,474,761           65,710          286,200
      Provision for doubtful accounts                                                     (40,948)          67,599          (16,532)
      Tax benefit from exercise of stock options                                               --           29,308          797,630
      Changes in operating assets and liabilities:
        Receivables                                                                    (1,540,917)      (1,034,892)      (5,071,555)
        Inventories                                                                    (2,729,332)      (2,795,293)      (1,426,801)
        Other receivables                                                                 (31,329)        (103,842)          91,484
        Other current assets, including prepaids                                         (552,671)         141,127         (405,611)
        Refundable income taxes                                                                --               --          876,220
        Accounts payable                                                                  755,007       (1,120,939)       3,379,732
        Accrued expenses                                                                  922,931         (760,485)         919,259
        Income taxes payable                                                             (824,600)         169,193        3,065,301
        Customer advance payments                                                         483,722         (411,486)         411,486
        Other liabilities                                                                 435,453          142,849        1,468,336
        Pension and postretirement benefit obligation                                     158,718         (162,963)      (1,290,722)
                                                                                    -------------    -------------    -------------
           Net cash provided by operating activities
             from continuing operations                                                16,727,167        8,368,288       15,616,995

  Net cash used in operating activities from discontinued operations                      (97,241)              --         (404,886)
                                                                                    -------------    -------------    -------------
           Net cash provided by operating activities                                   16,629,926        8,368,288       15,212,109
                                                                                    -------------    -------------    -------------
Cash flows from investing activities:
  Capital expenditures                                                                 (7,543,718)      (9,058,703)      (4,274,681)
  Proceeds from sale of equity securities                                                      --        2,746,130               --
  Proceeds from sale of fixed assets                                                        1,000          160,000               --
  Dividend return of capital in equities held for resale                                       --               --        3,497,850
  Maturities of marketable debt securities                                            103,595,269      117,321,661      194,358,406
  Purchase of marketable debt and equity securities                                   100,378,000)     (99,240,097)    (177,570,000)
                                                                                    -------------    -------------    -------------
           Net cash provided by (used in) investing
             activities from continuing operations                                     (4,325,449)      11,928,991       16,011,575

  Net cash provided by investing activities from discontinued operations                       --               --        1,492,657
                                                                                    -------------    -------------    -------------
           Net cash provided by (used in) investing activities                         (4,325,449)      11,928,991       17,504,232
                                                                                    -------------    -------------    -------------
Cash flows from financing activities:
    Stock options exercised                                                             5,549,220          224,747        1,565,086
    Tax benefit from exercise of stock options                                          1,679,149               --               --
    Purchase of treasury stock                                                         (9,803,481)     (37,926,398)     (22,097,252)
                                                                                    -------------    -------------    -------------
          Net cash used in financing activities from continuing operations             (2,575,112)     (37,701,651)     (20,532,166)
    Net cash used in financing activities from discontinued operations                         --               --               --
                                                                                    -------------    -------------    -------------
           Net cash used in financing activities                                       (2,575,112)     (37,701,651)     (20,532,166)
                                                                                    -------------    -------------    -------------
Effect of exchange rates                                                                  103,008            1,950           56,426
                                                                                    -------------    -------------    -------------
           Net increase (decrease) in cash and cash equivalents                         9,832,373      (17,402,422)      12,240,601

Cash and cash equivalents at beginning of year                                          5,900,841       23,303,263       11,062,662
                                                                                    -------------    -------------    -------------
Cash and cash equivalents at end of year                                            $  15,733,214    $   5,900,841    $  23,303,263
                                                                                    =============    =============    =============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                        $      25,203    $      29,422    $       7,519

See accompanying notes to consolidated financial statements.


                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

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

      (c)   Revenue Recognition

            The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. A small percentage of sales are derived from fixed-price contracts for the sale of engineering design and development efforts for space and defense electronics products. Sales and estimated profits under development contracts are recognized according to customer contractual milestones on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.

      (d)   Cash Equivalents

            Cash equivalents of $9,214,455 and $3,470,927 at June 30, 2006 and 2005, respectively, consist of certificates of deposit and money market instruments having original maturities of three months or less. Cash equivalents are stated at cost which approximates fair value.

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

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

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

            Goodwill is tested annually for impairment at the reporting unit level in the fourth quarter of the Company's fiscal year, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. No impairment losses were recorded through June 30, 2006.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

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

      (k)   Net Income Per Share

            Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans described in notes 12 and 13. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 206,600, 1,927,922, and 583,582 at June 30, 2006, 2005, and 2004,
            respectively. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

            The following table sets forth the computation of basic and diluted shares for use in the calculation of earnings per share as of June 30:


                                                            2006                  2005                    2004
                                                        -----------            -----------            -----------
Numerator:
     Earnings available to
        common stockholders                              12,166,455              7,412,536              7,957,128
                                                         ==========             ==========             ==========
Denominator:
     Denominator for basic earnings per share:
                                                         ==========             ==========
              outstanding                                17,156,720             19,346,491             21,026,001
                                                         ==========             ==========             ==========
Denominator for diluted earnings per share:
        Weighted average shares
           outstanding                                   17,156,720             19,346,491             21,026,001
        Common stock options and
           restricted stock                                 525,511                485,219                781,537
                                                         ----------             ----------             ----------
                 Weighted average shares                 17,682,231             19,831,710             21,807,538
                                                         ==========             ==========             ==========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

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

      (n)   Financial Instruments

            The Company's financial instruments, which include cash and cash equivalents, receivables, and accounts payable, are stated at cost which approximates fair value at June 30, 2006 and 2005. The Company's available-for-sale equity securities are stated at their fair value, as determined by quoted market prices on June 30, 2006 and 2005. The Company's marketable debt securities are stated at amortized cost, and their fair values, as determined by quoted market prices, are presented in note 5.

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

      (p)   Recent Pronouncements

            In November 2004, the FASB published Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 amends the guidance in Chapter 4, "Inventory Pricing" of ARB No. 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges. Statement 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Statement 151 was effective for the Company's 2006 fiscal year and did not have a material impact on the Company's financial statements.

            In May 2005, the FASB published Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. Statement 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle. Statement 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Statement 154 is effective

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

            for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 (the Company's 2007 fiscal year). Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005.

            FASB Interpretation 48 was issued in July 2006 to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. The Interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and will affect many companies' reported results and their disclosures of uncertain tax positions. The Interpretation does not prescribe the type of evidence required to support meeting the more-likely-than-not threshold, stating that it depends on the individual facts and circumstances. The benefit recognized for a tax position meeting the more-likely-than-not criterion is measured based on the largest benefit that is more than 50 percent likely to be realized. The measurement of the related benefit is determined by considering the probabilities of the amounts that could be realized upon ultimate settlement, assuming the taxing authority has full knowledge of all relevant facts and including expected negotiated settlements with the taxing authority. Interpretation 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (the Company's 2008 fiscal year). The Company is currently analyzing the financial statement impact of adopting this pronouncement.

            Proposed Accounting for Pension and Other Postretirement Benefits - This FASB proposal would require companies to report on their balance sheets the funded status of pension and other postretirement benefit plans. The proposal would also require companies to measure plan assets and obligations as of the employer's balance sheet date. As a result, companies would recognize on their balance sheets actuarial gains and losses and prior service cost that have not yet been included in income. This could significantly increase reported liabilities for many companies, with a corresponding reduction in equity reported as accumulated other comprehensive income. The provisions for the proposed statement, if passed, would be effective for fiscal years ending after December 15, 2006 (the Company's 2007 fiscal year), with earlier application encouraged. The Company is currently analyzing the financial statement impact of adopting this pronouncement.

            There were no other new pronouncements affecting the Company's financial statements during the fiscal year ended June 30, 2006.

(2)   Adoption of Accounting Pronouncements

      Effective July 1, 2005, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123R (SFAS
      123R) on a prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant-date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. The Company has provided the required disclosures. The unearned compensation balance of $248,578 as of June 30, 2005, which was accounted for under APB 25, was reclassified into additional paid-in capital.

      During 2004, the FASB issued FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). FSP 106-2 relates to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act), signed into law in December 2003. The Act introduced a prescription drug benefit under Medicare known as Medicare Part D. The Act also established a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

      fiscal year 2005, the Company adopted the provisions of FSP 106-2. The reduction in the accumulated postretirement benefit for the subsidy related to benefits attributed to past service as of June 30, 2005 was $547,592.

      In December 2003, the FASB issued SFAS No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension plans and other post retirement benefits. The disclosure provisions are effective for fiscal years ending after June 15, 2004. The Company has provided the required disclosures.

      EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, must be applied in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for all fiscal years after December 15, 2003. The Company has complied with the disclosure requirements.

(3)   Other Intangible Assets

      Other intangible assets as of June 30 are as follows:

                                                                         2006                                     2005
                                                           -------------------------------           -------------------------------
                                                              Gross                                   Gross
                                                            carrying          Accumulated            carrying           Accumulated
                                                             amount           amortization             amount           amortization
                                                           ----------         ------------           ----------         ------------
Patent                                                     $  574,966         $    503,095           $  574,966         $    431,225
Customer base                                               1,350,000            1,087,500            1,350,000              862,500
Trade name                                                    320,000              320,000              320,000              320,000
Noncompetition agreements                                     180,000              174,000              180,000              138,000
Favorable lease                                               600,000              600,000              600,000              600,000
                                                           ----------         ------------           ----------         ------------
                Total                                      $3,024,966         $  2,684,595           $3,024,966         $  2,351,725
                                                           ==========         ============           ==========         ============

       During fiscal year 2004, the Company entered into an agreement to terminate the lease at its Amitron facility as of August 31, 2004. There was a $600,000 intangible asset associated with this lease due to favorable lease terms that existed when the Company purchased Amitron. The amortization associated with the favorable lease intangible has been accelerated such that it was fully amortized at the termination of the lease.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

       Intangible asset amortization expense for the years ended June 30, 2006, 2005, and 2004 aggregated $332,870, $570,645, and $709,539, respectively.
       Amortization expense related to intangible assets for the next five years is as follows:

            Year ending June 30:
                     2007                                     $302,874
                     2008                                       37,497
                     2009                                           --
                     2010                                           --
                     2011                                           --

(4)   Discontinued Operations

      On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. After completing production of the remaining customer orders under contract during the first quarter of fiscal 2004, production at Anaren Europe ceased and the production equipment was liquidated via auction. The subsidiary was dissolved during the third quarter of fiscal year 2006, after resolution of administrative proceedings. The results of operations for Anaren Europe for the prior years have been classified as discontinued operations in the statement of operations. Components of net income (loss) from discontinued operations of Anaren Europe for the years ended June 30 are as follows:

                                                                                2006                  2005                2004
                                                                          ----------------      ----------------      -----------
Net sales                                                                 $            --       $           --        $   675,340
Income (expense)                                                                   817,177                  --         (1,402,737)
Loss on sale of equipment                                                             --                    --           (782,289)
                                                                          ----------------      ----------------      -----------
                 Net income (loss) from
                    discontinued operations                               $        817,177      $           --        $(1,509,686)
                                                                          ================      ================      ===========

      The Company also recorded income tax benefits related to discontinued operations of $1,800,000 for the fiscal year ended June 30, 2004.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

(5)   Securities

      The amortized cost and fair value of securities are as follows:

                                                            June 30, 2006
                                         -----------------------------------------------
                                                       Gross      Gross
                                          Amortized  unrealized  unrealized
                                            cost       gains      losses      Fair value
                                         -----------   ------   ---------    -----------
Securities available for sale:
     Auction rate securities             $35,635,000   $   --   $      --    $35,635,000
                                         -----------   ------   ---------    -----------
                 Total securities
                    available-for-sale   $35,635,000   $   --   $      --    $35,635,000
                                         ===========   ======   =========    ===========
Securities held to maturity:
     Municipal bonds                     $29,056,496   $   --   $(143,144)   $28,913,352
     Commercial paper                      2,976,555       --          --      2,976,555
     Corporate bonds                       1,824,132    1,989      (2,666)     1,823,455
     Federal agency bonds                  3,398,975       --     (41,890)     3,357,085
                                         -----------   ------   ---------    -----------
                 Total securities
                    held to maturity     $37,256,158   $1,989   $(187,700)   $37,070,447
                                         ===========   ======   =========    ===========

                                                            June 30, 2005
                                         -----------------------------------------------
                                                       Gross      Gross
                                          Amortized  unrealized  unrealized
                                            cost       gains      losses      Fair value
                                         -----------   ------   ---------    -----------
Securities available for sale:
     Auction rate securities             $19,700,000   $   --   $      --    $19,700,000
                                         -----------   ------   ---------    -----------
                 Total securities
                    available-for-sale   $19,700,000   $   --   $      --    $19,700,000
                                         ===========   ======   =========    ===========
Securities held to maturity:
     Municipal bonds                     $37,746,195   $1,702   $(198,447)   $37,549,450
     Commercial paper                      2,141,851       --          --      2,141,851
     Corporate bonds                      10,792,879      185     (50,276)    10,742,788
     Zero coupon bonds                     1,977,785       --     (11,205)     1,966,580
     Federal agency bonds                  3,749,717       --     (21,627)     3,728,090
                                         -----------   ------   ---------    -----------
                 Total securities
                    held to maturity     $56,408,427   $1,887   $(281,555)   $56,128,759
                                         ===========   ======   =========    ===========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

      Contractual maturities of marketable debt securities held to maturity at June 30 are summarized as follows:

                                  2006                         2005
                         -------------------------   -------------------------
                                       Fair market                 Fair market
                            Cost          value         Cost         value
                            ----       -----------      ----       -----------
Within one year          $31,124,733   $30,994,480   $36,307,880   $36,176,998
One year to five years     6,131,425     6,075,967    20,100,547    19,951,761
                         -----------   -----------   -----------   -----------
                Total    $37,256,158   $37,070,447   $56,408,427   $56,128,759
                         ===========   ===========   ===========   ===========

      Contractual maturities of auction rate securities available for sale at June 30 are summarized as follows:

                                  2006                         2005
                         -------------------------   -------------------------
                                       Fair market                 Fair market
                            Cost          value         Cost         value
                            ----       -----------      ----       -----------
Within one year          $35,635,000   $35,635,000   $16,200,000   $16,200,000
One year to five years            --            --     3,500,000     3,500,000
                         -----------   -----------   -----------   -----------
                Total    $35,635,000   $35,635,000   $19,700,000   $19,700,000
                         ===========   ===========   ===========   ===========

      The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities; however, the market is highly liquid and the interest rates reset every 7, 28, or 35 days.

      On July 11, 2002, the Company filed a Schedule 13D with the Securities and Exchange Commission to disclose that it had, through open market purchases, acquired an ownership position of approximately 6.35% of the common stock of Celeritek, Inc. The Company's original investment in Celeritek common stock averaged $8.47 a share and totaled $6.6 million. In March 2004, the Company received a nontaxable return of capital dividend of $4.50 per share reducing the Company's basis in Celeritek to $3.97 per share. On June 30, 2004 the Company's cost basis in Celeritek totaled approximately $3.1 million. The investment had a market value of $3.0 million on June 30, 2004, an increase of $777,300, for the year ended June 30, 2004, which has been recorded as a component of accumulated other comprehensive loss.

      During the first half of fiscal year 2005, the remaining shares of Celeritek were sold and the Company recorded a realized loss of $342,715 that is included in other income in the Company's fiscal 2005 statement of operations. The Company used the average cost method in order to determine the realized loss.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

(6)      Inventories

      Inventories at June 30 are summarized as follows:

                                                   2006                2005
                                                   ----                ----
Component parts                                 $ 10,521,929       $ 10,369,049
Work in process                                    9,034,733          7,709,465
Finished goods                                     3,767,308          2,766,157
                                                ------------       ------------
                                                  23,323,970         20,844,671
Reserve for obsolescence                          (1,191,290)        (1,441,323)
                                                ------------       ------------
                 Net inventories                $ 22,132,680       $ 19,403,348
                                                ============       ============

(7)   Property, Plant, and Equipment

      Components of property, plant, and equipment at June 30 consist of the following:

                                                    2006                 2005
                                                    ----                 ----
Land and land improvements                       $ 2,207,823         $ 2,207,823
Buildings, furniture, and fixtures                17,081,807          16,654,351
Machinery and equipment                           58,621,347          51,680,883
                                                 -----------         -----------
                                                  77,910,977          70,543,057
Less accumulated depreciation
  and amortization                                50,275,816          45,559,404
                                                 -----------         -----------
                                                 $27,635,161         $24,983,653
                                                 ===========         ===========

(8)   Accrued Expenses

      Accrued expenses at June 30 consist of the following:

                                                     2006               2005
                                                     ----               ----
Compensation                                      $2,082,104          $1,222,891
Commissions                                          732,749             620,990
Restructuring (note 9)                                    --              19,863
Health insurance                                     294,500             271,561
Other                                                145,463             196,580
                                                  ----------          ----------
                                                  $3,254,816          $2,331,885
                                                  ==========          ==========

(9)   Restructuring and Impairment

       On October 26, 2004, the Company announced that in order to accelerate ceramic product growth initiatives and improve operating efficiency, it had decided to consolidate its RF Power operation with the Company's Amitron operation and close RF Power's facility in Bohemia, New York. The consolidated

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

      operation, Anaren Ceramics, Inc., operates at the Company's Salem, NH facility, which fully accommodates the current capacity needs of the combined entity as well as significant future growth. The move of the RF Power operation to the Salem, NH facility was completed during the second quarter ended December 31, 2004. As a result of the facility closure and move, the Company recognized consolidation costs of $458,335 for severance and outplacement, $91,000 for lease cancellation (included in general and administrative expense) and $300,000 for additional inventory write-downs (included in cost of sales) during the second quarter of fiscal 2005. All of RF Power's employees were either terminated or transferred to the New Hampshire facility.

      Additionally, included in general and administrative expenses for the wireless segment is a $272,000 write-down of RF Power Custom automated equipment that became impaired in the third quarter of fiscal year 2005. The remaining market value of the custom equipment was determined based upon quoted values of similar types of equipment.

                                             Year ending June 30, 2005
                                    Balance  -------------------------  Balance
                                    June 30,      Cash        Cash      June 30,
                                     2004       incurred  expenditures   2005
                                    --------    --------  ------------  --------
Severance payments                  $     --   $ 391,575    $(371,712)   $19,863
Outplacement services and                 --      66,760      (66,760)        --
                                    --------   ---------    ---------    -------
                                    $     --   $ 458,335    $(438,472)   $19,863
                                    ========   =========    =========    =======

                                             Year ending June 30, 2006
                                    Balance  -------------------------  Balance
                                    June 30,      Cash        Cash      June 30,
                                     2005       incurred  expenditures   2006
                                    --------    --------  ------------  --------
Severance payments                  $ 19,863   $      --    $ (19,863)   $    --
                                    ========   =========    =========    =======

(10)  Other Liabilities

      Other liabilities as of June 30 consist of the following:

                                                     2006                2005
                                                     ----                ----
Deferred compensation                             $  793,943          $  650,064
Pension liability                                    312,660             675,000
Other                                                391,863             287,450
                                                  ----------          ----------
                                                   1,498,466           1,612,514
Less current portion                                 769,523           1,044,759
                                                  ----------          ----------
                                                  $  728,943          $  567,755
                                                  ==========          ==========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

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

(12)  Stock-Based Compensation

      Effective July 1, 2005, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123R (SFAS
      123R) on a prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards.

      Total stock-based compensation expense recognized for the years ended June 30, 2006, 2005, and 2004 was $3,474,761, $65,710, and $286,200,
      respectively. These amounts include $116,534, $65,710, and $286,200 related to the Company's restricted stock program (see note 13) and $3,358,227 related to the Company's stock option program for the year ended June 30, 2006.

      As a result of the adoption of SFAS 123R, both operating income and income before taxes for the year ended June 30, 2006 were reduced by $3,267,277, while net income was reduced by $3,040,277, or $0.18 per basic and $0.17 per diluted share for the year then ended.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

      Stock-based compensation expense included in operating expenses is as follows for the year ended June 30, 2006:

                                             Stock     Restricted      Total
                                            option       stock      stock-based
                                            program     program    compensation
                                            -------    ----------  ------------
Cost of goods sold                        $   966,207    $106,534   $ 1,072,741
Marketing                                     274,631          --       274,631
Research and development                      346,167          --       346,167
General and administrative                  1,771,222      10,000     1,781,222
                                          -----------    --------   -----------
             Total cost of stock-based
                compensation                3,358,227     116,534     3,474,761
Amounts capitalized in inventory
     at year end                              (90,950)         --       (90,950)
                                          -----------    --------   -----------

Net stock-based compensation expense      $ 3,267,277    $116,534   $ 3,383,811
                                          ===========    ========   ===========
Amount of related income tax benefit
     recognized in income                 $   227,000    $     --   $   227,000
                                          ===========    ========   ===========

                     Nonvested Shares Issued Under the Plan

                                                           Weighted-Average
                                                              Grant-Date
                                    Number of Shares          Fair Value
                                    ----------------          ----------

Nonvested at June 30, 2005            1,073,592                $ 6.60

Granted                                 387,500                  8.88
Forfeited                               (24,180)                 6.28
Vested                                 (431,994)                 9.72
                                      ---------

Nonvested at June 30, 2006            1,004,918                $ 6.16
                                      =========

      As of June 30, 2006, there were 2,445,907 stock options outstanding. At June 30, 2006, the aggregate value of unvested options, as determined using a capital Black-Scholes option valuation model, was $6,185,810 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2007 through 2011. The aggregate intrinsic value of these options was $16,694,529 (net of forfeitures). As of June 30, 2006, 1,440,989 stock options were exercisable, which represents an aggregate intrinsic value of $9,766,008. During the year ended June 30, 2006, the Company granted 387,500 nonstatutory stock options with a fair value of $3,446,140 (net of estimated forfeitures), and 60,270 options were forfeited and/or expired. During the year ended June 30, 2006, there were 664,103 stock options exercised, which represents an aggregate intrinsic value of $6,938,901. New option grants made after July 1, 2005, as well as option grants issued prior to that date, have been valued using a Black-Scholes option valuation model.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

      Prior to adopting SFAS 123R on July 1, 2005, the Company's stock-based employee compensation expense was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the years ended June 30, 2005 and 2004, no equity option-based employee compensation cost is reflected in net income, as all options granted under the Company's stock option plans had an exercise price equal to the underlying common stock price on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the years ended June 30, 2005 and 2004:

                                                       Year ended June 30
                                                 -------------------------------
                                                     2005               2004
                                                     ----               ----
Net income, as reported                          $   7,412,536    $   7,957,128
Deduct total stock-based employee
     compensation expense determined
     under fair value-based method for
     all awards, net of related tax effects         (5,523,596)      (7,114,460)
                                                 -------------    -------------
                 Pro forma net income            $   1,888,940    $     842,668
                                                 =============    =============
Earnings per share:
     Basic - as reported                         $        0.38    $        0.38
     Basic - pro forma                                    0.10             0.04
     Diluted - as reported                                0.37             0.36
     Diluted - pro forma                                  0.10             0.04

      Stock Option Plans

      In November 2004, the shareholders approved the amendment and restatement of the Company's three existing stock option plans, which combined these plans under one single consolidated equity compensation plan, the Anaren, Inc. Comprehensive Long-Term Incentive Plan. The effect of the amendment and restatement was to combine the separate share pools available for grant under the three existing plans into a single grant pool, expand the type of equity-based awards the Company may grant, and extend the term of the combined plan to October 31, 2014. Under the restated plan, the Company may issue incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, performance shares, and performance units that can vest immediately or up to five years. Under this plan, the Company reserved 1,326,488 new common shares available for grant. On June 30, 2006, the Company had 1,106,443 shares available for grant under the restated plan.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

      Information with respect to this plan is as follows:

                                                                     Weighted
                                        Total          Option        average
                                        shares         price      exercise price
                                        ------         -----      --------------
Outstanding at June 30, 2003          2,717,380   $ 1.38 to 62.44    $14.88

     Issued                             395,400    14.73 to 17.24     14.77
     Exercised                         (268,750)    1.38 to 16.35      5.81
     Expired                            (24,538)    9.51 to 53.00     23.59
     Canceled                           (22,830)    9.51 to 53.00     28.66
                                      ---------
Outstanding at June 30, 2004          2,796,662   $ 1.38 to 62.44    $15.53

     Issued                             389,600    12.05 to 13.43     12.05
     Exercised                          (98,460)     1.38 to 9.51      1.26
     Expired                           (220,692)    8.57 to 62.44     26.90
     Canceled                           (84,330)    9.51 to 62.44     11.28
                                      ---------
Outstanding at June 30, 2005          2,782,780   $ 2.27 to 57.59    $14.73

     Issued                             387,500    11.97 to 21.15     14.22
     Exercised                         (664,103)    2.27 to 20.17      8.04
     Expired                            (36,090)   14.73 to 57.59     39.05
     Canceled                           (24,180)    9.51 to 53.00     14.43
                                      ---------
Outstanding at June 30, 2006          2,445,907   $ 2.27 to 54.00    $15.91
                                      =========
Shares exercisable at June 30, 2006   1,440,989   $ 2.27 to 54.00    $17.84
                                      =========

      The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2006:

                Options outstanding                         Options exercisable
----------------------------------------------------------  --------------------
                                  Weighted
                                  average                              Weighted
                                  remaining   Weighted                  average
Range of exercise                 life in      average                 exercise
     prices            Shares      years    exercise price    Shares     price
-----------------      ------     --------- --------------    ------   --------
$ 1.00 -  5.00           24,300     0.64       $ 2.28          24,300   $ 2.28
  5.01 - 15.00        2,045,897     5.89        12.04       1,077,501    11.76
 15.01 - 40.00          205,110     4.31        19.15         168,588    20.36
 40.01 - 65.00          170,600     4.57        53.04         170,600    53.04
                      ---------                             ---------
                      2,445,907                             1,440,989
                      =========                             =========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

      During the years ended June 30, 2006, 2005, and 2004, the per-share weighted average fair value of the nonstatutory stock options granted was $8.88, $7.79, and $10.78. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending June 30:

                                  2006             2005              2004
                                  ----             ----              ----
Expected option life         6.0 - 6.5 years   3.0 - 5.0 years   3.0 - 5.0 years
Weighted average risk-free
    interest rate             3.92% - 5.02%        3.22%              3.15%
Weighted average expected
    volatility               54.12% - 62.00%   59.75% - 87.57%   92.9% - 125.7%

(13)  Restricted Stock Program

      On November 17, 2004, the Company issued a grant of 23,500 shares of restricted stock. The per-share price of the grant was $13.60. The shares of restricted stock vest after a 36 month period.

      On September 1, 2005, the Company issued a grant of 2,605 shares of restricted stock. The per-share price of the grant was $13.82. The shares of stock vest after a 36 month period.

      On May 17, 2006, the Company issued a grant of 120,082 shares of restricted stock. The per-share price of the grant was $21.15. The shares vest after a 36 to 60 month period if certain sales and operating income goals are met.

      As of June 30, 2006, 2005, and 2004, the Company has issued restricted shares aggregating 146,187, 23,500, and 21,600, respectively, under its 2004 Comprehensive Long-Term Incentive Plan. During fiscal year 2005, there were 1,900 shares forfeited, while no shares were forfeited during fiscal years 2006 and 2004. During fiscal year 2005, there were 19,700 shares that vested, while no shares vested during 2006 and 2004. The shares of restricted stock vest after a period of 36, 48, and 60 months.

      The Company recognized compensation expense associated with the lapse of restrictions aggregating $116,534, $65,710, and $286,200, in 2006, 2005, and 2004, respectively.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

(14)  Accumulated Other Comprehensive Income (Loss)

      The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

                                                       Unrealized
                                                       gain (loss)
                              Foreign      Minimum        on       Accumulated
                             currency      pension     securities     other
                            translation   liability    available-  comprehensive
                             adjustment   adjustment   for-sale    income (loss)
                            -----------   ----------   ----------  -------------
Balances at June 30, 2005    $ 737,971   $(1,485,510)    $   --     $(747,539)
Current period change         (632,455)      938,597                  306,142
                            ----------   -----------     ------     ---------
Balances at June 30, 2006    $ 105,516   $  (546,913)    $   --     $(441,397)
                            ==========   ===========     ======     =========

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

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

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

                                                    2006             2005             2004
                                                ------------     ------------     -----------
Change in benefit obligation:
     Benefit obligation at beginning of year    $ 11,537,111     $  9,350,523     $ 9,011,361
     Service cost                                    342,349          247,301         262,849
     Interest cost                                   607,181          564,361         540,825
     Actuarial (gain) loss                        (1,364,787)       1,737,221        (169,012)
     Benefits paid                                  (402,956)        (362,295)       (295,500)
                                                ------------     ------------     -----------
     Benefit obligation at end of year          $ 10,718,898     $ 11,537,111     $ 9,350,523
                                                ============     ============     ===========
Change in plan assets:
     Fair value of plan assets at beginning
        of year                                 $  8,151,843     $  7,234,214     $ 6,334,848
     Actual return on plan assets                    606,490          594,742         790,353
     Employer contributions                          486,012          685,182         365,130
     Benefits paid                                  (402,956)        (362,295)       (256,117)
                                                ------------     ------------     -----------
     Fair value of plan assets at end of year   $  8,841,389     $  8,151,843     $ 7,234,214
                                                ============     ============     ===========
Under funded status                             $ (1,877,509)    $ (3,385,268)    $(2,116,309)
Unrecognized net loss                              1,981,589        3,449,148       1,729,576
Unrecognized net obligation existing at
     initial application                                  --               --              --
Unrecognized prior service cost                       (1,298)          (4,530)          5,960
Adjustment required to recognize minimum
     liability                                      (828,654)      (2,237,066)       (823,787)
                                                ------------     ------------     -----------
                 Accrued pension cost           $   (725,872)    $ (2,177,716)    $(1,204,560)
                                                ============     ============     ===========
Weighted average assumptions:
     Discount rate at year-end                          6.25%            5.25%           6.25%
     Rate of increase in compensation levels
        at year end                                     4.00             4.00            4.00
     Expected return on plan assets during
        the year                                        8.50             8.50            8.50
     Measurement date                                June 30          June 30         June 30

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

Components of net periodic pension cost for the years ended June 30 are as follows:

                                                   2006          2005          2004
                                                ---------     ---------     ---------
Service cost                                    $ 342,349     $ 247,301     $ 262,849
Interest cost                                     607,181       564,361       540,825
Expected return on plan assets                   (693,461)     (626,751)     (536,451)
Amortization of unrecognized prior
     service cost                                  (3,232)       10,490        18,239
Amortization of unrecognized (gain) loss          189,743        49,658       108,265
                                                ---------     ---------     ---------
                 Net periodic pension cost      $ 442,580     $ 245,059     $ 393,727
                                                =========     =========     =========
Weighted average assumptions:
     Discount rate                                   5.25%         6.25%         6.00%
     Expected increase in compensation levels
        at year end                                  4.00          4.00          4.00
     Expected return on plan assets during
        the year                                     8.50          8.50          8.50

Plan Assets

                                                         2006                                   2005
                                         -------------------------------------  -------------------------------------
                                              Actual             Percentage          Actual            Percentage
                                             allocation          allocation         allocation         allocation
                                         ----------------------------------------------------------------------------
Money market                             $        298,659                3.38%   $        218,514                2.68%
Common equities                                   459,812                5.20             329,835                4.05
Corporate debt securities                       1,043,243               11.80           1,370,775               16.82
Government debt securities                      1,976,803               22.36           1,769,844               21.71
Global equity mutual fund                         588,510                6.65             471,510                5.78
Closed end equity mutual funds                  4,474,362               50.61           3,991,365               48.96
                                         -----------------   -----------------   -----------------   -----------------
                                         $      8,841,389              100.00%   $      8,151,843              100.00%
                                         =================   =================   =================   =================

Plan's Investment Policy: Investments shall be made pursuant to the following objectives: 1) preserve purchasing power of plan's assets base adjusted for inflation; 2) provide long term growth; 3) avoid significant volatility. Asset allocation shall be determined based on a long term target allocation having 30% of assets invested in Large-Cap domestic equities, 11% in mid-cap domestic equities, 11% in small-cap domestic equities, 8% in international equities, and 40% in the broad bond market, with little or none invested in cash. Both investment allocation and performance shall be reviewed periodically.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

Determination of Assumed Rate of Return

The Corporation has selected the assumed rate of return based on the following:

                                                  Expected
                                                   compound
                                   Target         annualized        Expected
                                  percentage       5-year           weighted
                                 allocation     (index) return   average return
                                -------------   --------------   --------------
Large-cap stocks                       30.00%       11.10%            3.33%
Mid-cap stocks                         11.00        12.70             1.40
Small-cap stocks                       11.00        12.90             1.42
International common stocks             8.00        10.50             0.84
Broad bond market                      40.00         5.10             2.04
                                      ------                          ----
                 Total                100.00%                         9.03%
                                      ======                          ====

The Company estimated investment expenses of approximately 0.5% of the portfolio annually.

Expected Contributions

Expected contributions for fiscal 2007 are $312,660.

Estimated Future Benefit Payments

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

July 1, 2006 - June 30, 2007                       $   419,601
July 1, 2007 - June 30, 2008                           480,626
July 1, 2008 - June 30, 2009                           487,453
July 1, 2009 - June 30, 2010                           525,600
July 1, 2010 - June 30, 2011                           543,938
Years 2012 - 2016                                    3,122,875

The Company maintains a voluntary contributory salary savings plan to which participants may contribute. The Company's matching contribution is 75% of the participants' contribution up to a maximum of 5% of the participants' compensation. During fiscal 2006, 2005, and 2004, the Company contributed $592,602, $530,626, and $445,766, respectively, to this plan.

The Company maintains a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $409,000, $176,000, and $259,000 in fiscal 2006, 2005, and
2004, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the plan at any time.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

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

The  following  table  presents  the  changes  in  the  postretirement   benefit
obligation and the funded status of the Plan at June 30:

                                             2006           2005            2004
                                          -----------    -----------    -----------
Benefit obligation at beginning of year   $ 2,881,474    $ 1,910,271    $ 1,915,728
Service cost                                   74,708         57,139         61,145
Interest cost                                 146,662        185,309        111,207
Plan participants' contributions              130,862        119,636         61,362
Actuarial (gain) loss                        (415,240)       854,315        (98,279)
Benefits paid                                (211,957)      (245,196)      (140,892)
                                          -----------    -----------    -----------
Benefit obligation at end of year         $ 2,606,509    $ 2,881,474    $ 1,910,271
                                          ===========    ===========    ===========
Fair value of plan assets                 $        --    $        --    $        --
Under funded status                        (2,606,509)    (2,881,474)    (1,910,271)
Unrecognized actuarial loss                   662,932      1,131,002        351,839
                                          -----------    -----------    -----------
                 Accrued postretirement
                    benefit cost          $(1,943,577)   $(1,750,472)   $(1,558,432)
                                          ===========    ===========    ===========

Net periodic postretirement benefit cost includes the following components:

                                                 2006       2005        2004
                                               --------   --------   --------
Service cost                                   $ 74,708   $ 57,139   $ 61,145
Interest cost                                   146,662    185,309    111,207
Amortized loss                                   52,830     75,152     18,467
                                               --------   --------   --------
                 Net periodic postretirement
                    benefit cost               $274,200   $317,600   $190,819
                                               ========   ========   ========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25%, 5.25%, and 6.25%, at the end of fiscal 2006, 2005, and 2004, respectively. For measurement purposes, the annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed to be 5% for 2006, 2005, and 2004. The health care cost trend rate assumption may have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                        1% increase  1% decrease
                                                        -----------  -----------
Effect on total of service and interest cost components   $ 17,573    $ (15,517)
Effect on postretirement benefit obligation                223,430     (197,350)

      Estimated Future Benefit Payments

      Shown below are the expected gross benefit payments (including prescription drug benefits) and the expected gross amount of subsidy receipts.

                                                   Gross                Subsidy
                                                  payments              receipts
                                                 ----------           ----------
2007                                             $  204,530           $ (39,381)
2008                                                199,286             (48,950)
2009                                                214,390             (53,689)
2010                                                216,892             (59,938)
2011                                                220,394             (64,144)
Years 2012 - 2016                                 1,140,941            (364,243)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

(18)  Income Taxes

      The following table presents the Domestic and Foreign components of income
      (loss) before income taxes and discontinued operations and the expense (benefit) for income taxes as well as the taxes charged or credited to stockholders' equity:

                                                            Year ended June 30
                                               ------------------------------------------
                                                   2006            2005          2004
                                               ------------    -----------   ------------
Income (loss) before income taxes and
     discontinued operations:
        Domestic                               $ 10,934,486    $ 8,620,237   $ 11,873,719
        Foreign                                   3,639,792        530,299     (1,511,905)
                                               ------------    -----------   ------------
                                               $ 14,574,278    $ 9,150,536   $ 10,361,814
                                               ============    ===========   ============
Income tax expense charged to the income
     statement from continuing operations:
        Current:
           Federal                             $  3,404,352    $   951,453   $  2,827,536
           State and local                          177,634        227,645          8,246
           Foreign                                       --             --             --
                                               ------------    -----------   ------------
                 Total current                    3,581,986      1,179,098      2,835,782
                                               ------------    -----------   ------------
        Deferred:
           Federal                                 (144,577)       558,457       (523,921)
           State and local                         (179,507)           445        383,139
           Foreign                                  (32,902)            --             --
                                               ------------    -----------   ------------
                 Total deferred                    (356,986)       558,902       (140,782)
                                               ------------    -----------   ------------
                 Subtotal                         3,225,000      1,738,000      2,695,000
                                               ------------    -----------   ------------
Income taxes credited to the income
     statement from discontinued operations:
        Foreign                                          --             --     (1,800,000)
                                               ------------    -----------   ------------
                 Subtotal                                --             --     (1,800,000)
                                               ------------    -----------   ------------
                 Total income taxes charged
                    to the income statement       3,225,000      1,738,000        895,000
                                               ------------    -----------   ------------

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

                                                              Year ended June 30
                                                    -------------------------------------
                                                       2006           2005         2004
                                                    -----------    ----------    --------
Income taxes charged (credited) to
     shareholders' equity:
        Current benefit of stock based
           compensation                             $(1,679,149)      (29,308)   (794,500)
        Deferred taxes (benefit) of stock based
           compensation                                      --       302,958      (3,130)
        Deferred taxes (benefit) from recognition
           of minimum pension liability                 469,815      (468,112)    255,081
                                                    -----------    ----------    --------
                 Income taxes credited
                    to shareholders' equity          (1,209,334)     (194,462)   (542,549)
                                                    -----------    ----------    --------
                 Total income taxes                 $ 2,015,666     1,543,538     352,451
                                                    ===========    ==========    ========

      A reconciliation of the expected consolidated income tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes and discontinued operations, to income tax expense, is as follows:

                                              2006            2005           2004
                                           -----------    -----------    -----------
Expected consolidated income tax expense   $ 4,955,255    $ 3,111,182    $ 3,523,017
State taxes, net of Federal benefit             (1,236)       150,539        258,314
Nontaxable interest income                    (523,791)      (403,498)      (382,546)
Change in valuation allowance                 (238,169)        40,827        226,786
Effect of foreign operations                (1,171,208)      (154,965)       287,262
Non-deductible stock-based compensation        886,007             --             --
Export tax benefits                           (232,533)      (708,640)      (808,124)
Research credits                              (575,600)      (175,380)      (371,870)
Other, net                                     126,275       (122,065)       (37,839)
                                           -----------    -----------    -----------
                                           $ 3,225,000    $ 1,738,000    $ 2,695,000
                                           ===========    ===========    ===========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30 are presented below:

                                                               2006           2005
                                                           -----------    -----------
Deferred tax assets:
     Inventories                                           $   723,100    $   800,096
     Deferred compensation                                     447,204        362,833
     Retirement benefits                                       242,685        554,509
     Postretirement benefits                                   738,559        665,179
     Stock-based compensation                                  322,892         26,988
     Nondeductible reserves                                     32,245         94,019
     Federal and state tax attribute carryforwards             709,019      1,073,508
     Foreign and state net operating loss carryforwards         26,458        184,748
                                                           -----------    -----------
                 Gross deferred tax assets                   3,242,162      3,761,880
     Valuation allowance                                      (130,231)      (368,400)
                                                           -----------    -----------
                 Net deferred tax assets                     3,111,931      3,393,480
                                                           -----------    -----------
Deferred tax liabilities:
     Plant and equipment, principally due to differences
        in depreciation                                     (1,844,987)    (2,361,348)
     Intangible assets including goodwill                   (2,329,710)    (1,973,025)
                                                           -----------    -----------
                 Gross deferred tax liabilities             (4,174,697)    (4,334,373)
                                                           -----------    -----------
                 Net deferred tax liabilities              $(1,062,766)   $  (940,893)
                                                           ===========    ===========

Presented as:

                                                               2006           2005
                                                           -----------    -----------
     Current deferred tax asset                            $   716,287    $   686,411
     Long-term deferred tax asset                               32,902             --
     Long-term deferred tax liability                       (1,811,955)    (1,627,304)
                                                           -----------    -----------
                                                           $(1,062,766)   $  (940,893)
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

      During 2005, securities were sold resulting in $342,712 of losses characterized, for income tax purposes, as capital losses, which may only be used to offset capital gains and expire in 2010. As a result of these limitations, at June 30, 2006 and 2005, the Company has a valuation allowance of $130,231 with respect to these losses.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

      At June 30, 2006, the Company has $471,615 of state net operating loss carryforwards, which begin to expire in 2015. The Company relocated its Amitron operation from Massachusetts to New Hampshire in fiscal 2005. As a result of satisfying the final Massachusetts filing requirement, the Company has eliminated the deferred tax asset and valuation allowance related to the Massachusetts net operating losses. Management believes it is more likely than not that the Company will realize the deferred tax benefits of the remaining New Hampshire net operating losses and that a valuation allowance is no longer required, representing a valuation allowance decrease of $139,057.

      The Company's subsidiary in China is eligible for a tax holiday resulting from reduced tax rates for the first five tax years after it generates taxable income in excess of its existing net operating loss carryforwards. The tax benefit varies over the remaining years of the holiday. During the fiscal year ended June 30, 2006, the subsidiary fully utilized its net operating loss carryforwards and received a benefit of the first year of its tax holiday. Assuming a 15% statutory rate, the effect of the tax holiday is approximately $606,000, or $0.03, per diluted share. Management believes it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets and that a valuation allowance is no longer required, representing a valuation allowance decrease of $99,112.

      Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance.

      At June 30, 2006, the Company has Federal and State tax attribute carryforwards of $953,846, the majority of which expire at various dates from 2010 through 2026.

      Cash  payments   (receipts)   for  income  taxes  (net  of  refunds)  were
      $2,718,391,  $890,601,  and  $(1,903,464) in fiscal 2006,  2005, and 2004, respectively.

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

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

            The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                               Corporate
                                                 Space and        and
                                    Wireless      defense     unallocated    Consolidated
                                  -----------   -----------   ------------   ------------
Net sales:
  2006                            $66,731,312   $38,732,924   $         --   $105,464,236
  2005                             64,169,326    30,291,739             --     94,461,065
  2004                             58,078,091    27,000,848             --     85,078,939

Operating income:
  2006                              7,564,438     4,582,129             --     12,146,567
  2005                              2,233,614     5,347,430             --      7,581,044
  2004                              4,373,892     4,319,703             --      8,693,595

Goodwill and intangible assets:
  June 30, 2006                    31,056,232            --             --     31,056,232
  June 30, 2005                    31,389,102            --             --     31,389,102

Identifiable assets:*
  June 30, 2006                    20,572,238    18,053,595    119,649,773    158,275,606
  June 30, 2005                    21,497,591    12,685,903    109,909,259    144,092,753

Depreciation:**
  2006                              2,593,750     2,281,585             --      4,875,335
  2005                              2,839,280     2,047,874             --      4,887,154
  2004                              2,420,370     1,876,629             --      4,296,999

Intangibles amortization:***
  2006                                332,870            --             --        332,870
  2005                                570,645            --             --        570,645
  2004                                709,539            --             --        709,539

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

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

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

      (b)   Geographic Information

            Net sales by geographic region are as follows:

           United                                                   Consolidated
           States    Asia Pacific   Europe     Americas    Other      net sales
        -----------  ------------ ----------- ---------- ---------- ------------
2006    $57,317,412   29,242,776  $12,143,309 $2,869,330 $3,891,409 $105,464,236
2005     46,558,563   25,530,705   18,114,496  3,070,760  1,186,541   94,461,065
2004     45,562,351   16,746,852   16,656,740  6,112,996         --   85,078,939

      (c)   Customers

            In 2006, sales to two customers both exceeded 10% of consolidated net sales, totaling approximately $32,255,000 ($17,659,000 related to the space and defense electronics segment and $14,596,000 related to the wireless segment). In 2005, sales to one customer totaled approximately $13,023,652 (related to the wireless segment) and exceeded 10% of consolidated net sales. In 2004, sales to two customers totaled approximately $21,800,000, ($12,100,000 related to the space and defense electronics segment and $9,700,000 related to the wireless segment) and exceeded 10% of consolidated net sales.

(20)  Commitments

      The Company is obligated under contractual obligations and commitments to make future payments such as lease agreements and contingent commitments. The Company's obligations and commitments are as follows:

Year ending June 30:
  2007                             $   840,370
  2008                                 867,762
  2009                                 867,762
  2010                                 867,762
  2011                                 867,762
Thereafter                           1,919,153
                                   -----------
                                     6,230,571
Less sublease income                  (632,072)
                                   -----------
                                   $ 5,598,499
                                   ===========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

      Net rent expense for the years ended June 30, 2006, 2005, and 2004 was $748,961, $760,410, and $874,965, respectively. Rent expense for fiscal 2006, 2005, and 2004 was offset by sublease income of $464,209, $485,121, and $430,311, respectively.

      During fiscal year 2006, the Company entered plans to expand its Syracuse, New York facility by 54,000 square feet. This expansion represents a 51% increase in square footage of the existing facility. Estimated total cost for this expansion is $5,800,000. Included in fixed assets as land and improvements on June 30, 2006 are approximately $1,446,000 of capitalized costs and $4,354,000 of estimated future costs remain, which will be funded by existing cash balances.

(21)  Concentrations

      The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks peculiar to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. Sales to direct contractors of the United States Government accounted for approximately 30%, 22%, and 26% of consolidated net sales in fiscal 2006, 2005, and 2004, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it is attempting to reduce its dependence on sales to direct contractors of the United States Government through development of its commercial electronics business.

(22)  Foreign Operations

      The Company maintains and operates a facility in Suzhou, China. During fiscal year 2006, net sales (net of intercompany eliminations) totaled $4,853,152. Included in the company's total assets, as of June 30, 2006, includes $1,401,716 of inventory held for resale, as well as $1,627,204 of fixed assets (net of related accumulated depreciation). As of June 30, 2006, there is no reason to believe that any of the Company's foreign assets or future operations will be impaired.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 2006, 2005 and 2004

(23)  Quarterly Financial Data (Unaudited)

      The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2006 and 2005:

                                                             2006 quarter ended
                                         ---------------------------------------------------------
                                         September 30   December 31      March 31        June 30
                                         ------------   -----------   --------------   -----------
Net sales                                 $24,614,358   $25,019,013   $   26,701,083   $29,129,782
Gross profit                                8,654,446     9,036,509       10,242,981    10,341,732
Net income                                  2,254,017     2,229,965        4,031,355     3,651,118
Net income (loss) per common share
     from continuing operations:
        Basic income (loss) per share
           from continuing operations     $      0.13   $      0.13   $         0.19   $      0.21
        Diluted income (loss) per share
           from continuing operations            0.13          0.13             0.18          0.20
Net income (loss) per common share
     from discontinued operations:
        Basic income (loss) per share
           from discontinued operations   $        --   $        --   $         0.05   $        --
        Diluted income (loss) per share
           from discontinued operations   $        --   $        --   $         0.05   $        --

                                                             2005 quarter ended
                                         ---------------------------------------------------------
                                         September 30   December 31      March 31        June 30
                                         ------------   -----------   --------------   -----------
Net sales                                 $24,907,357   $23,650,022   $   21,783,418   $24,120,268
Gross profit                                7,890,818     6,761,172        7,152,648     8,065,561
Net income                                  1,981,165       980,884        1,860,530     2,589,957
Net income (loss) per common share:
     Basic income (loss) per share        $      0.10   $      0.05   $         0.10   $      0.14
     Diluted income (loss) per share             0.10          0.05             0.09          0.14

      Income per share amounts for each quarter is required to be computed independently. As a result, their sum does not necessarily equal the total year income per share amounts.