Form 10-K/A
period 2006-06-30
ANAREN  INC
filed 2006-09-07
CIK 6314

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

                                     PART I


This amendment to the Company's Annual Report, on Form 10-K/A is made solely to correct a clerical error to the Consolidated Statements of Stockholders' Equity and Comprehensive Income. Specifically, the "Total stockholders' equity" column for fiscal year ended June 30, 2006, line item "Amortization of vested stock options" is $3,474,761 ($3,358,227 + $116,534) versus $3,358,227, and line item
"reclassification of unearned compensation (note 13)" is $0.00 versus $116,534. The Total stockholders' equity balance at June 30, 2006, and all other information in the Company's original Annual Report on Form 10-K filed on September 6, 2006, remains unchanged.


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
                                                                                   =============    =============    =============



                                                                                                       Total
                                                                                   Treasury stock   stockholders'
                                                                                       amount          equity
                                                                                   -------------    -------------
Balance at June 30, 2003                                                           $ (10,156,160)   $ 200,597,405
Comprehensive income:
      Net income                                                                              --        7,957,128
      Other comprehensive income:
            Foreign currency translation adjustment                                           --               --
            Minimum pension liability adjustment, net of tax of $255,181                      --               --
            Unrealized gain on securities available-for-sale                                  --               --

                  Other comprehensive income                                                  --        1,258,071

                  Total comprehensive income

Purchase of treasury stock                                                           (22,097,252)     (22,097,252)
Stock options exercised (note 12)                                                             --        1,565,086
Tax benefit from exercise of stock options (note 18)                                          --          797,630
Amortization of unearned compensation (note 13)                                               --          286,200
                                                                                   -------------    -------------
Balance at June 30, 2004                                                             (32,253,412)     190,364,268
Comprehensive income:
      Net income                                                                              --        7,412,536
      Other comprehensive loss:
            Foreign currency translation adjustment                                           --               --
            Minimum pension liability adjustment, net of tax benefit of $468,112              --               --
            Unrealized gain on sale of securities available-for-sale                          --               --

            Other comprehensive loss                                                          --         (788,649)

            Total comprehensive income

Purchase of treasury stock                                                           (37,926,398)     (37,926,398)
Stock options exercised (note 12)                                                             --          224,747
Tax benefit from exercise of stock options (note 18)                                          --           29,308
Issuance of restricted stock                                                                  --               --
Forfeiture of restricted stock                                                                --         (100,700)
Amortization of unearned compensation (note 13)                                               --          166,410
Tax impact of restricted stock activity                                                       --         (302,959)
                                                                                   -------------    -------------
Balance at June 30, 2005                                                             (70,179,810)     159,078,563
Comprehensive income:
      Net income                                                                              --       12,166,455
      Other comprehensive income:
            Foreign currency translation adjustment                                           --               --
            Minimum pension liability adjustment, net of tax of $469,815                      --               --

            Other comprehensive income                                                                    306,142

            Total comprehensive income


Purchase of treasury stock                                                            (9,803,481)      (9,803,481)
Stock issued under equity plans (note 12)                                                     --        5,549,220
Amortization of vested stock options                                                          --        3,474,761
Tax benefit from exercise of stock options (note 18)                                          --        1,679,149


Reclassification of unearned compensation (note 13)                                           --               --
                                                                                   -------------    -------------
Balance at June 30, 2006                                                           $ (79,983,291)   $ 172,450,809
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