Form 10-Q
period 2006-09-30
ANAREN  INC
filed 2006-11-08
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission file number 0-6620

                                  ANAREN, INC.
             (Exact name of registrant as specified in its Charter)

         New York                                         16-0928561
         --------                                         ----------
(State of incorporation)                     (I.R.S Employer Identification No.)

6635 Kirkville Road                                           13057
East Syracuse, New York                                       ----------
-----------------------                                       (Zip Code)
(Address of principal
executive offices)

Registrant's telephone number, including area code: 315-432-8909
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Check One: Large accelerated filer |_| Accelerated filer |X|
Non-accelerated filer |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The number of shares of Registrant's Common Stock outstanding on November 1, 2006 was 17,816,793.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets as of                    3
           September 30, 2006 and June 30, 2006 (unaudited)

           Consolidated Condensed Statements of Earnings                  4
           for the Three Months Ended September 30,
           2006 and 2005 (unaudited)

           Consolidated Condensed Statements of Cash Flows                5
           for the Three Months Ended September 30,
           2006 and 2005 (unaudited)

           Notes to Consolidated Condensed Financial                      6
           Statements (unaudited)

  Item 2.  Management's Discussion and Analysis                          16

           of Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    25

  Item 4.  Controls & Procedures                                         25

PART II - OTHER INFORMATION
---------------------------

  Item 1A. Risk Factors                                                  26

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   26

  Item 6.  Exhibits                                                      26

Officer Certifications                                                 28 - 31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      September 30, 2006 and June 30, 2006
                                   (Unaudited)

                   Assets                      September 30, 2006  June 30, 2006
                   ------                      ------------------  -------------
Current assets:
  Cash and cash equivalents                       $ 13,033,249     $ 15,733,214
  Securities available for sale (note 3)            32,184,947       35,635,000
  Securities held to maturity (note 3)              26,156,786       31,124,733
  Receivables, less allowance of $86,133
    at September 30, 2006 and $84,854 at
    June 30, 2006                                   20,030,729       16,362,011
  Inventories (note 4)                              25,458,126       22,132,680
  Other receivables                                    996,000        1,176,009
  Prepaid expenses                                   1,393,391          744,321
  Deferred income taxes                                716,287          716,287
  Other current assets                               1,098,273          851,863
                                                  ------------     ------------
      Total current assets                         121,067,788      124,476,118

Securities held to maturity (note 3)                15,410,769        6,131,425
Property, plant and equipment, net (note 5)         28,525,335       27,635,161
Deferred income taxes                                   32,902           32,902
Goodwill                                            30,715,861       30,715,861
Other intangible assets, net of
  accumulated amortization
  of $2,764,813 at September 30, 2006
  and $2,684,595 at June 30, 2006 (note 1)             260,153          340,371
Other assets                                           341,448               --
                                                  ------------     ------------
      Total assets                                $196,354,256     $189,331,838
                                                  ============     ============

  Liabilities and Stockholders' Equity
  ------------------------------------

Current liabilities:
  Accounts payable                                $  7,476,965     $  6,798,793
  Accrued expenses (note 6)                          1,841,653        3,254,816
  Income taxes payable                               1,636,443          676,488
  Customer advance payments                            483,722          483,722
  Other current liabilities (note 7)                   814,632          769,523
                                                  ------------     ------------
    Total current liabilities                       12,253,415       11,983,342
Deferred income taxes                                1,956,955        1,811,955
Pension and postretirement benefit
  obligation                                         2,503,862        2,356,789
Other liabilities (note 7)                             764,912          728,943
                                                  ------------     ------------
      Total liabilities                             17,479,144       16,881,029
                                                  ------------     ------------
Stockholders' equity:
  Common stock of $.01 par value. Authorized
    200,000,000 shares; issued 27,017,454
    shares at September 30, 2006 and
    26,857,554 at June 30, 2006                        270,174          268,575
  Additional paid-in capital                       184,254,746      181,780,660
  Retained earnings                                 74,787,031       70,826,262
  Accumulated other comprehensive loss                (453,548)        (441,397
                                                  ------------     ------------
                                                   258,858,403      252,434,100
  Less cost of 9,249,643 treasury shares
    at September 30, 2006 and June 30, 2006         79,983,291       79,983,291
                                                  ------------     ------------
      Total stockholders' equity                   178,875,112      172,450,809
                                                  ------------     ------------
      Total liabilities and stockholders' equity  $196,354,256     $189,331,838
                                                  ============     ============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           September 30, 2006 and 2005
                                   (Unaudited)

                                        September 30, 2006   September 30, 2005
                                        ------------------   ------------------
Net sales                                  $  30,203,110       $  24,614,358

Cost of sales                                 18,886,687          15,959,912
                                           -------------       -------------
  Gross profit                                11,316,423           8,654,446
                                           -------------       -------------
Operating expenses:
  Marketing                                    1,812,706           1,768,079
  Research and development                     2,138,185           2,034,641
  General and administrative                   2,768,226           2,492,310
                                           -------------       -------------
    Total operating expenses                   6,719,117           6,295,030
                                           -------------       -------------

Operating income                               4,597,306           2,359,416

Other income, primarily interest                 896,606             587,744
Interest expense                                  (6,143)             (6,143)
                                           -------------       -------------
    Total other income                           890,463       $     581,601
                                           -------------       -------------

Income before income taxes                     5,487,769           2,941,017

Income tax expense                             1,527,000             687,000
                                           -------------       -------------

Net income                                 $   3,960,769       $   2,254,017
                                           =============       =============

  Basic net income per share                       $0.23               $0.13
                                                   =====               =====
  Diluted net income per share:                    $0.22               $0.13
                                                   =====               =====
Shares used in computing net earnings
  per share:

  Basic                                       17,492,157          17,402,270
                                              ==========          ==========
  Diluted                                     17,975,795          17,936,051
                                              ==========          ==========

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended
                           September 30, 2006 and 2005
                                   (Unaudited)

                                                  September 30,    September 30,
Cash flows from operating activities:                 2006             2005
                                                 -------------    -------------
  Net income                                     $   3,960,769    $   2,254,017
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
      Depreciation                                   1,323,094        1,201,919
      Amortization of intangibles                       80,218           83,218
      Gain on sale of land                             (77,508)              --
      Deferred income taxes                            145,000           72,000
      Equity based compensation                        827,808          861,921
      Provision for doubtful accounts                    1,279               --
      Changes in operating assets and
        liabilities:
        Receivables                                 (3,669,997)          14,040
        Inventories                                 (3,325,446)      (1,385,255)
        Other receivables                              180,009         (106,462)
        Other current assets                          (895,480)        (255,357)
        Accounts payable                               678,172          470,944
        Accrued expenses                            (1,413,163)        (565,555)
        Income taxes payable                           959,955          272,125
        Pension and postretirement benefit
          obligation                                   170,578               --
        Other liabilities                               57,573          225,298
                                                 -------------    -------------
          Net cash provided by (used in)
            operating activities                      (997,139)       3,142,853
                                                 -------------    -------------
Cash flows from investing activities:
  Capital expenditures                              (2,270,268)        (847,902)
  Increase in other assets                            (341,448)              --
  Proceeds from sale of land                           134,508
  Maturities of marketable debt and auction
    rate securities                                 39,529,106       18,732,408
  Purchase of marketable debt and auction
    rate securities                                (40,390,450)     (15,200,000)
                                                 -------------    -------------
          Net cash provided by (used in)
            investing activities                    (3,338,552)       2,684,506
                                                 -------------    -------------
Cash flows from financing activities:
  Stock options exercised                            1,225,797          147,836
  Tax benefit from exercise of
    stock options                                      422,080               --
  Purchase of treasury stock                                --       (4,894,151)
                                                 -------------    -------------
          Net cash provided by (used in)
            financing activities                     1,647,877       (4,746,315)
                                                 -------------    -------------
  Effect of exchange rates                             (12,151)          63,689
                                                 -------------    -------------
          Net increase (decrease) in cash
            and cash equivalents                    (2,699,965)       1,144,733
Cash and cash equivalents at
  beginning of period                               15,733,214        5,900,841
                                                 -------------    -------------
Cash and cash equivalents at
  end of period                                  $  13,033,249    $   7,045,574
                                                 =============    =============
Supplemental Disclosures of
 Cash Flow Information:
  Cash Paid During the Period For:

    Interest                                     $       6,143    $       6,143
                                                 =============    =============
    Income taxes, net of refunds                 $          --    $     342,875
                                                 =============    =============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2007, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three months ended September 30, 2006 and 2005 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Intangible Assets

Intangible assets as of September 30, 2006 and June 30, 2006 are as follows:

                                               September 30                        June 30
                                    -------------------------------    -----------------------------
                                    Gross Carrying     Accumulated     Gross Carrying   Accumulated
                                        Amount         Amortization        Amount       Amortization
                                    --------------     ------------    --------------   ------------
Patent                              $   574,966         $  521,063       $   574,966     $  503,095
Customer Base                         1,350,000          1,143,750         1,350,000      1,087,500
Trade Name                              320,000            320,000           320,000        320,000
Non-Competition Agreements              180,000            180,000           180,000        174,000
Favorable Lease                         600,000            600,000           600,000        600,000
                                     ----------         ----------        ----------     ----------
  Total                              $3,024,966         $2,764,813        $3,024,966     $2,684,595
                                     ==========         ==========        ==========     ==========

Intangible asset amortization expense for the three month period ended September 30, 2006 and 2005 aggregated $80,218 and $83,218, respectively. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending June 30,

    2007                                     $302,875
    2008                                     $ 37,496
    2009                                     $      0
    2010                                     $      0
    2011                                     $      0

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

Total stock-based compensation expense recognized for the three month periods ended September 30, 2006 and 2005 was $829,666 and $861,921, respectively. These amounts include $82,283 and $27,633 related to the Company's restricted stock program (see restricted stock programs below) and $747,383 and $834,288 related to the Company's stock option program for the three month periods ended September 30, 2006 and 2005, respectively.

As a result of the adoption of SFAS 123R, both operating income and income before taxes for the three month periods ended September 30, 2006 and 2005 were reduced by $747,383 and $834,288, respectively. Net income was reduced by $634,383 and $777,288, or $0.04 per basic, and $0.04 per diluted share for the three month periods ended September 30, 2006 and 2005, respectively.

Stock-based compensation expense included in operating expenses is as follows for the three month periods ended September 30:

                                                            2006
                                            ------------------------------------
                                             Stock      Restricted      Total
                                            option         stock     stock-based
                                            program       program   compensation
                                            -------     ----------  ------------
Cost of goods sold .....................    $224,808      $50,377     $275,185
Marketing ..............................      55,906           --       55,906
Research and development ...............      68,671           --       68,671
General and administrative .............     396,140       31,906      428,046
                                            --------      -------     --------
    Total cost of
      stock-based compensation .........     745,525       82,283      827,808
Change in amounts
  capitalized in inventory .............       1,858           --        1,858
Net stock-based
  compensation expense .................    $747,383      $82,283     $829,666
                                            ========      =======     ========
Amount of related income
  tax benefit
  recognized in income .................    $113,000      $36,000     $149,000
                                            ========      =======     ========

                                                            2005
                                            ------------------------------------
                                             Stock      Restricted      Total
                                            option         stock     stock-based
                                            program       program   compensation
                                            -------     ----------  ------------
Cost of goods sold .....................    $325,295      $26,633     $351,928
Marketing ..............................      68,452           --       68,452
Research and development ...............          --           --           --
General and administrative .............     440,541        1,000      441,541
                                            --------      -------     --------
    Total cost of
      stock-based compensation .........     834,288       27,633      861,921
Change in amounts
  capitalized in inventory .............          --           --           --
                                            --------      -------     --------
Net stock-based
  compensation expense .................    $834,288      $27,633     $861,921
                                            ========      =======     ========
Amount of related income
  tax benefit
  recognized in income .................    $ 57,000      $10,000     $ 67,000
                                            ========      =======     ========

As of September 30, 2006, there were 2,492,929 stock options outstanding. At September 30, 2006, the aggregate unrecognized compensation cost of unvested options, as determined using a capital Black-Scholes option valuation model, was $7,971,182 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2007 through 2012. The aggregate intrinsic value of these options was $16,562,033 (net of forfeitures). As of September 30, 2006, 1,483,504 stock options were exercisable, which represents an aggregate intrinsic value of $10,504,760.

During the three month periods ended September 30, 2006 and 2005, the Company granted 185,350 and 373,500 nonstatutory stock options with a fair value of $2,511,781 and $3,192,150 (net of estimated forfeitures), respectively. During the three month periods ended September 30, 2006 and 2005, 26,900 and 46,770 options were forfeited and/or expired, respectively. During the three month periods ended September 30, 2006 and 2005, there were 111,428 and 23,660 stock options exercised, which represents an aggregate intrinsic value of $1,205,943 and $177,688, respectively. New option grants made after July 1, 2005, as well as option grants issued prior to that date, have been valued using a Black-Scholes option valuation model.

Stock Option Plans

In November 2004, the shareholders approved the amendment and restatement of the Company's three existing stock option plans, which combined these plans under one single consolidated equity compensation plan, the Anaren, Inc. Comprehensive Long-Term Incentive Plan. The effect of the amendment and restatement was to combine the separate share pools available for grant under the three existing plans into a single grant pool, expand the type of equity-based awards the Company may grant, and extend the term of the combined plan to October 31, 2014. Under the restated plan, the Company may issue incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, performance shares, and performance units that can vest immediately or up to five years. Under this plan, the Company reserved 1,326,488 common shares available for grant. On September 30, 2006, the Company had 899,543 shares available for grant under the restated plan.

Information with respect to this plan is as follows:

                                                                                    Weighted
                                                    Total           Option           average
                                                    shares           price       exercise price
                                                    ------           -----       --------------
Outstanding at June 30, 2005...................    2,782,780    $ 2.27 to 57.59      $14.73
   Issued......................................      387,500     11.97 to 21.15       14.22
   Exercised...................................     (664,103)     2.27 to 20.17        8.04
   Expired.....................................      (36,090)    14.73 to 57.59       39.05
   Canceled....................................      (24,180)     9.51 to 53.00       14.43
                                                   ---------

Outstanding at June 30, 2006...................    2,445,907    $ 2.27 to 54.00      $15.91
   Issued......................................      185,350              19.56       19.56
   Exercised...................................     (111,428)     2.27 to 19.21       10.97
   Expired.....................................      (21,100)    15.00 to 19.21       19.17
   Canceled....................................       (5,800)     9.51 to 14.73       14.13
                                                   ---------
Outstanding at September 30, 2006..............    2,492,929    $ 2.27 to 54.00      $16.55
                                                   =========
Shares exercisable at September 30, 2006.......    1,483,504    $ 2.27 to 54.00      $16.70
                                                   =========

The following table summarizes significant ranges of outstanding and exercisable options at September 30, 2006:

                       Options outstanding                                    Options exercisable
-----------------------------------------------------------------          -------------------------
                                        Weighted         Weighted                           Weighted
   Range of                              average          average                            average
   exercise                             remaining        exercise                           exercise
    prices            Shares          life in years        price           Shares            price
   --------           ------          -------------      --------          ------           --------
 $1.00 - 5.00          17,292              .39            $ 2.28             17,292          $ 2.28
  5.01 - 15.00      1,945,463             6.65              6.85          1,136,488           10.94
 15.01 - 40.00        359,574             7.38              9.05            159,124           20.44
 40.01 - 65.00        170,600             4.32             53.04            170,600           53.04
                    ---------                                             ---------
                    2,492,929                                             1,483,504
                    =========                                             =========

During the years ended September 30, 2006 and 2005, the per-share weighted average fair value of the nonstatutory stock options granted was $13.90 and $8.88. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending September 30:

                                                   2006               2005
                                                   ----               ----
Expected option life (using the
  Simplified Term Method)                    6.0 - 6.5 years    6.0 - 6.5 years
Weighted average risk-free
  interest rate............................    4.84% - 4.87%      3.92 - 4.30%
Weighted average expected
  volatility...............................       75.00%        61.00% - 69.00%

For the three month periods ended September 30, 2006 and 2005, the Company used the Simplified Term Method for each award granted. Expected volatility for the three month periods ended September 30, 2006 and 2005, is based on historical volatility levels of the Company's common stock. The risk-free interest rate for the three month period ended September 30, 2006 and 2005 is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Restricted Stock Program

On November 17, 2004, the Company issued restricted stock grants of 23,500 shares. The per-share price of each grant was $13.60. The shares of restricted stock are subject to a 36 month forfeiture period.

On September 1, 2005, the Company issued restricted stock grants totaling 2,605 shares. The per-share price of each grant was $13.82. The shares of restricted stock are subject to a 36 month foreiture period.

On May 17, 2006, the Company issued restricted stock grants totaling 120,082 shares. The per-share price of each grant was $21.15. These shares are subject to a forfeiture period which expires as of the later of May 17, 2009 and the last day of the Company's single fiscal year during which the Company has both net sales from operations of at least $250 million and operating income of at least 12 percent of net sales. These grant agreements expire if both financial performance conditions above are not met by June 30, 2011. Presently, the Company has recognized no compensation expense for this grant and the shares have not been included in the current diluted earnings per share calculation as the Company believes that it is more likely than not that these goals will not be met within the time period specified. In the future, if it becomes more likely than not that the sales and earnings goal will be achieved then at that time the compensation cost associated with the grant will be recognized over the remaining vesting period.

On August 9, 2006, the Company issued restricted stock grants totaling 48,450 shares. The per share price of each grant was $19.56. The shares of restricted stock are subject to a 36 month forfeiture period.

As of September 30, 2006 and 2005, the Company has issued restricted shares aggregating 194,637 and 26,105, respectively, under its 2004 Comprehensive Long-Term Incentive Plan. No shares were forfeited during the three month periods ended September 30, 2006 and 2005. No shares vested during the three month periods ended September 30, 2006 and 2005.

For the three month period ended September 30, 2006 and 2005, the Company recognized compensation expense associated with the lapse of restrictions aggregating $82,283 and $27,633, respectively.

NOTE 3: Securities

The amortized cost and fair value of securities are as follows:

                                                                                   September 30, 2006
                                                                -----------------------------------------------------------
                                                                                  Gross          Gross
                                                                Amortized       Unrealized     Unrealized
                                                                  Cost            Gains          Losses          Fair Value
                                                                ---------       ----------     ----------        ----------
Securities available for sale:
  Auction securities                                           $32,184,947        $  --        $      --         $32,184,947
                                                               -----------        -----        ---------         -----------
    Total securities
    available-for-sale                                         $32,184,947        $  --        $      --         $32,184,947
                                                               ===========        =====        =========         ===========
Securities held to maturity:
  Municipal bonds                                              $33,425,678        $  --        $ (52,799)        $33,372,879
  Commercial paper                                               2,231,632           --               --           2,231,632
  Corporate bonds                                                2,363,688          146               --           2,363,834
  Federal Agency Bond                                            3,546,557           --          (22,756)          3,523,801
                                                               -----------        -----        ---------         -----------
    Total securities held to maturity                          $41,567,555        $ 146        $ (75,555)        $41,492,146
                                                               ===========        =====        =========         ===========

                                                                                     June 30, 2006
                                                                -----------------------------------------------------------
                                                                                  Gross          Gross
                                                                Amortized       Unrealized     Unrealized
                                                                  Cost            Gains          Losses          Fair Value
                                                                ---------       ----------     ----------        ----------
Securities available for sale:
  Auction rate securities                                      $35,635,000       $     --      $        --       $35,635,000
                                                               -----------       --------      -----------       -----------
    Total securities
    Available-for-sale                                         $35,635,000       $     --      $        --       $35,635,000
                                                               ===========       ========      ===========       ===========
Securities held to maturity:
  Municipal bonds                                              $29,056,496       $     --      $  (143,144)      $28,913,352
  Commercial paper                                               2,976,555             --               --         2,976,555
  Corporate bonds                                                1,824,132          1,989           (2,666)        1,823,455
  Federal agency bonds                                           3,398,975             --          (41,890)        3,357,085
                                                               -----------       --------      -----------       -----------
    Total securities held to maturity                          $37,256,158       $  1,989      $  (187,700)      $37,070,447
                                                               ===========       ========      ===========       ===========

Contractual maturities of marketable debt securities held to maturity at September 30, 2006 and June 30, 2006 are summarized as follows:

                                                                     September 30, 2006                     June 30, 2006
                                                               ------------------------------        -------------------------------
                                                                                     Fair                                   Fair
                                                                                    Market                                 Market
                                                                  Cost               Value              Cost                Value
                                                               -----------        -----------        -----------         -----------
Within one year                                                $26,156,786        $26,092,510        $31,124,733         $30,994,480
One year to five years                                          15,410,769         15,399,636          6,131,425           6,075,967
                                                               -----------        -----------        -----------         -----------
  Total                                                        $41,567,555        $41,492,146        $37,256,158         $37,070,447
                                                               ===========        ===========        ===========         ===========

Contractual maturities of auction rate securities available for sale at September 30, 2006 and June 30, 2006 are summarized as follows:

                                                                     September 30, 2006                     June 30, 2006
                                                               ------------------------------        -------------------------------
                                                                                     Fair                                   Fair
                                                                                    Market                                 Market
                                                                  Cost               Value              Cost                Value
                                                               -----------        -----------        -----------         -----------
Within one year                                                $32,184,947        $32,184,947        $35,635,000         $35,635,000
One year to five years                                                  --                 --                 --                  --
                                                               -----------        -----------        -----------         -----------
  Total                                                        $32,184,947        $32,184,947        $35,635,000         $35,635,000
                                                               ===========        ===========        ===========         ===========

The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities; however, the market is highly liquid and the interest rates reset every 7, 28 or 35 days.

NOTE 4: Inventories

Inventories are summarized as follows:

                                          September 30, 2006     June 30, 2006
                                          ------------------     -------------
Component parts                             $  11,579,367       $  10,521,929
Work in process                                10,749,121           9,034,733
Finished goods                                  4,429,565           3,767,308
                                            -------------       -------------
                                            $  26,758,053       $  23,323,970
Reserve for obsolescence                       (1,299,927)         (1,191,290)
                                            -------------       -------------
Net inventory                               $  25,458,126       $  22,132,680
                                            =============       =============

NOTE 5: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                          September 30, 2006     June 30, 2006
                                          ------------------     -------------

Land and land improvements                   $   2,150,823      $   2,207,823
Construction in process                          3,138,817          1,918,653
Buildings, furniture and fixtures               16,632,785         16,608,430
Machinery and equipment                         58,201,821         57,176,071
                                             -------------      -------------
                                             $  80,124,246      $  77,910,977
Less accumulated depreciation
and amortization                               (51,598,911)       (50,275,816)
                                             -------------      -------------
                                             $  28,525,335      $  27,635,161
                                             =============      =============

NOTE 6: Accrued Expenses

Accrued expenses consist of the following:

                                        September 30, 2006   June 30, 2006
                                        ------------------   -------------
Compensation                                $  738,714         $2,082,104
Commissions                                    828,994            732,749
Health insurance                               252,668            294,500
Other                                           21,277            145,463
                                            ----------         ----------
                                            $1,841,653         $3,254,816
                                            ==========         ==========

NOTE 7: Other Liabilities

Other liabilities consist of the following:

                                        September 30, 2006   June 30, 2006
                                        ------------------   -------------
Deferred compensation                      $  829,912         $  793,943
Pension liability                             336,165            312,660
Other                                         413,467            391,863
                                           ----------         ----------
                                            1,579,544          1,498,466
Less current portion                          814,632            769,523
                                           ----------         ----------
                                           $  764,912         $  728,943
                                           ==========         ==========

NOTE 8: Net Income Per Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 202,600 and 1,481,103 at September 30, 2006 and 2005, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                        Three Months Ended
                                                        ------------------
                                                           September 30
                                                      2006             2005
                                                      ----             ----
Numerator:
Net income                                       $   3,960,769    $   2,254,017
                                                 =============    =============
Denominator:
Denominator for basic earnings
  per share:
    Weighted average shares outstanding             17,492,157       17,402,270
                                                 =============    =============
Denominator for diluted earnings
  per share:
    Weighted average shares outstanding             17,492,157       17,402,270
    Common stock options
      and restricted stock                             483,638          533,781
                                                 -------------    -------------
Weighted average shares and conversions             17,975,795       17,936,051
                                                 =============    =============

NOTE 9: Components of Net Periodic Pension Benefit Costs

                                                        Three Months Ended
                                                        ------------------
                                                           September 30
                                                      2006             2005
                                                      ----             ----


Service cost                                        $  85,587       $  61,825
Interest cost                                         151,795         141,090
Expected return on plan assets                       (173,365)       (156,687)
Amortization of prior service cost                       (808)          2,623
Amortization of the net (gain) loss                    47,436          12,414
                                                    ---------       ---------
Net periodic benefit cost                           $ 110,645       $  61,265
                                                    =========       =========

Expected Pension Contributions

Expected contributions for fiscal 2007 are $336,165.

Estimated Future Pension Benefit Payments

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

July 1, 2006 - June 30, 2007 .................................      $   419,601
July 1, 2007 - June 30, 2008 .................................          480,626
July 1, 2008 - June 30, 2009 .................................          487,453
July 1, 2009 - June 30, 2010 .................................          525,600
July 1, 2010 - June 30, 2011 .................................          543,938
Years 2012 - 2016 ............................................        3,122,875

NOTE 10: Components of Net Periodic Postretirement Health Benefit Costs

                                                         Three Months Ended
                                                         ------------------
                                                             September 30
                                                         2006             2005
                                                         ----             ----

Service cost                                          $ 18,677         $ 14,285
Interest cost                                           36,665           46,327
Amortization of the net (gain) loss                     13,208           18,788
                                                      --------         --------
Postretirement Health                                 $ 68,550         $ 79,400
                                                      ========         ========

Expected Postretirement Health Contributions

Expected contributions for fiscal 2007 are $165,149, net of $39,381 expected subsidy receipts.

Estimated Future Benefit Payments

Shown below are expected gross benefit payments (including prescription drug benefits) and the expected gross amount of subsidy receipts.

                                    Employer Contributions      Subsidy Receipts
                                    ----------------------      ----------------
July 1, 2006 - June 30, 2007                 204,530                (39,381)
July 1, 2007 - June 30, 2008                 199,286                (48,950)
July 1, 2008 - June 30, 2009                 214,390                (53,689)
July 1, 2009 - June 30, 2010                 216,892                (59,938)
July 1, 2010 - June 30, 2011                 220,394                (64,144)
Years 2012 - 2016                          1,140,941               (364,243)

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                                 Space &          Corporate and
                                                            Wireless             Defense           Unallocated         Consolidated
                                                            --------             -------          -------------        ------------
Net sales:
Three months ended:
    September 30, 2006                                     19,827,407           10,375,703                   --           30,203,110
    September 30, 2005                                     16,410,735            8,203,623                   --           24,614,358

Operating income:
  Three months ended:
    September 30, 2006                                      3,268,711            1,328,595                   --            4,597,306
    September 30, 2005                                      2,045,191              314,225                   --            2,359,416

Goodwill and intangible assets:
    September 30, 2006                                     30,976,014                   --                   --           30,976,014
    June 30, 2006                                          31,056,232                   --                   --           31,056,232

Identifiable assets:*
    September 30, 2006                                     26,231,538           19,145,742          120,000,962          165,378,242
    June 30, 2006                                          20,572,238           18,053,595          119,649,773          158,275,606

Depreciation:**
  Three months ended:
    September 30, 2006                                        771,359              551,735                   --            1,323,094
    September 30, 2005                                        638,912              563,007                   --            1,201,919

Intangibles amortization: ***
  Three months ended:
    September 30, 2006                                         80,218                   --                   --               80,218
    September 30, 2005                                         83,218                   --                   --               83,218

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

Overview

The consolidated financial statements present the financial condition of the Company as of September 30, 2006 and June 30, 2006, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2006 and 2005.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. Beginning in 2004, the Company has introduced new components addressing consumer wireless applications such as wireless local area networks, Bluetooth, WiFi, cellular handsets and satellite telecommunications. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Motorola, Nokia, Nortel Networks, and Andrew, and to satellite communications and defense electronics companies such as Boeing Satellite, ITT, Lockheed Martin, Northrup Grumman and Raytheon.

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

In April 2006, the Company entered into a lease for a new 76,000 square foot facility in Suzhou, China, at an annual rent of $165,227 to replace its current 25,000 square foot leased facility. The initial lease period on the new building runs through April 2013 and is renewable through April 2023. No additional cost will be incurred for termination of the lease on the current building in the second quarter of fiscal 2007. The Company is in the process of moving its China operation to this new facility and expects to be fully operational in this facility prior to the end of calendar year 2006.

In July 2006, the Company began construction on a 54,000 square foot addition to its facility in East Syracuse, New York. This addition is needed primarily to accommodate the growth of the Company's Space and Defense business. The project is expected to be completed during the second quarter of calendar 2007 at an estimated cost of $5.8 million for the building addition.

Second Quarter of Fiscal 2007 Outlook

For the second quarter, the Company expects a decline in demand for wireless infrastructure products, a seasonally driven decrease in demand for the consumer component product line and increased demand for the Space & Defense segment as a result of recent new contract wins. As a result, the Company expects net sales to be in the range of $29.0 - $32.0 million for the second quarter of fiscal 2007. With an anticipated tax rate of approximately 25% and an expected stock based compensation expense of approximately $0.04 per diluted share, we expect net earnings per diluted share to be in the range of $0.20 - $0.23 for the second quarter.

Results of Operations

Net sales from continuing operations for the three months ended September 30, 2006 were $30.2 million, up $5.6 million from $24.6 million for the first quarter of fiscal 2006. Net income for the first three months of fiscal 2007 was $4.0 million, or 13.1% of net sales, up $1.7 million, or 76% from net income of $2.3 million in the first three months of fiscal 2006.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                 Three Months Ended
                                           Sept. 30, 2006    Sept. 30, 2005
                                           --------------    --------------
Net Sales                                       100.0%            100.0%

Cost of sales                                    62.5%             64.8%
                                                -----             -----
Gross profit                                     37.5%             35.2%
                                                -----             -----

Operating expenses:
  Marketing                                       6.0%              7.2%
  Research and development                        7.1%              8.3%
  General and administrative                      9.2%             10.1%
                                                -----             -----
    Total operating expenses                     22.3%             25.6%
                                                -----             -----

Operating income                                 15.2%              9.6%

Other income (expense):

  Other, primarily interest income                3.0%              2.4%
  Interest expense                                0.0%              0.0%
                                                -----             -----
  Total other income (expense), net               3.0%              2.4%
                                                -----             -----

Income before income taxes                       18.2%             12.0%
Income taxes                                      5.1%              2.8%
                                                -----             -----
  Net income                                     13.1%              9.2%
                                                =====             =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                  Three Months Ended
                                                      September 30
                                                  -------------------
                                                   2006          2005
                                                   ----          ----
Wireless                                         $19,827       $16,410
Space and Defense                                 10,376         8,204
                                                 -------       -------
     Total                                       $30,203       $24,614
                                                 =======       =======

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net sales. Net sales increased $5.6 million, or 22.7% to $30.2 million for the first quarter ended September 30, 2006 compared to $24.6 million for the first quarter of fiscal 2006. This increase resulted from a $3.4 million rise in shipments of wireless infrastructure and consumer products and a $2.2 million rise in sales of Space and Defense products.

The increase in sales of Wireless products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless basestation and consumer equipment, was a result of a significant rise in customer demand for standard Wireless components during the current first quarter compared to the first quarter of last year.

Wireless product sales rose $3.4 million, or 20.8% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, due to a $1.2 million increase in shipments of custom products resulting from higher Nokia demand, a $697,000; or 54% increase in new consumer products and a $1.5 million rise in sales of standard component products due to rising worldwide demand for infrastructure products. Wireless sales are expected to remain at or decline from current levels through the second quarter of fiscal 2007.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar, receiver, and countermeasure subsystems for the military. Sales of Space and Defense products rose $2.2 million, or 27% in the first quarter of fiscal 2007 compared to the first quarter of the previous fiscal year. This increase consisted of a $316,000 rise in sales of Space products and a $1.8 million increase in Defense product shipments during the current first quarter compared to the same quarter in fiscal 2006. Space and Defense product sales are increasing due to the higher level of new business booked by the Company over the last three years which is now in production. Sales of Space and Defense products in the remainder of fiscal 2007 are expected to range between $11.0 million and $13.0 million, quarterly.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the first quarter of fiscal 2007 was $11.3 million, (37.5% of net sales), up $2.6 million from $8.7 million (35.2% of net sales) for the same quarter of the prior year. Gross profit on sales increased in the first quarter of fiscal 2007 over the first quarter of last year due to the substantial rise in overall sales of $5.6 million and a more favorable product mix resulting from the increase in sales of higher margin standard components in the current quarter.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.8 million (6.0% of net sales) for the first quarter of fiscal 2007, unchanged from $1.8 million (7.2% of net sales) for the first quarter of fiscal 2006. Marketing expenses in the current first quarter were relatively unchanged, rising $45,000 over the first quarter of last fiscal year due to increased commission expense resulting from the higher sales levels.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $2.1 million (7.1% of net sales) in the first quarter of fiscal 2007, up 5% from $2.0 million (8.3% of net sales) for the first quarter of fiscal 2006. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense Group. Research and Development expenditures have increased in the first quarter of fiscal 2007 versus the first quarter of last year due to the higher level of opportunities in the marketplace which have resulted in the hiring of additional personnel over the last 12 months to do development work. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 10.1% to 2.8 million (9.2% of net sales) for the first quarter of fiscal 2007 from $2.5 million (10.1% of net sales) for the first quarter of fiscal 2006. The increase resulted primarily from additional personnel costs due to the expanded level of Company business and a one-time, first quarter write down of the China facility leasehold improvement costs of $80,000 resulting from the move to a new larger facility.

Operating Income. Operating income rose 95% in the first quarter of fiscal 2007 to $4.6 million (15.2% of sales) compared to $2.4 million (9.6% of net sales) for the first quarter of fiscal 2006. On a reporting segment basis, Wireless operating income was $3.3 million for the first quarter of fiscal 2007, up $1.3 million, or 60%, from Wireless operating income of $2.0 million in the first quarter of fiscal 2006. Wireless operating income improved significantly in the current first quarter as compared to the first quarter of last fiscal year. This increase was due to efficiency gains derived from the large overall increase in sales and a more favorable Wireless product mix.

Space and Defense operating income was $1.3 million (12.8% of Space and Defense net sales), for the first quarter of fiscal 2007, up $1.0 million from $314,000 for the first quarter of fiscal 2006. Operating margins in this group have improved as a result of efficiencies realized from both the overall $5.6 million increase in sales volume and the $2.2 million rise in shipments of Space and Defense Group products in the current first quarter compared to the same quarter of the prior year. Additionally, many new Space and Defense Group products which were just entering production at the beginning of fiscal 2006 are now in full production resulting in better manufacturing efficiencies.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the first quarter of fiscal 2007 was $6,000; no change from the first quarter of fiscal 2006.

Other Income. Other income is primarily interest income received on invested cash balances and gains on the sale of land. Other income increased 53% to $897,000 in the first quarter of fiscal 2007 compared to $588,000 for the first quarter of last year. This increase was caused mainly by the rise in market interest rates over the last twelve months and a one-time gain of $80,000 on the sale of a small parcel of land during the current first quarter. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the first quarter of fiscal 2007 were $1.5 million (5.1% of net sales), representing an effective tax rate of 27.8%. This compares to income tax expense of $687,000 (2.8% of net sales) for the first quarter of fiscal 2006, representing an effective tax rate of 23.4%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2007 is approximately 25% compared to an actual effective tax rate of 22.1% for fiscal 2006. The increase in the projected effective tax rate is due mainly to the expiration of the federal research credit and the higher level of taxable income the Company is currently generating.

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

Liquidity and Capital Resources

Net cash used in operations for the first quarter ended September 30, 2006 was $1.0 million, while net cash provided by operations for the first quarter of the prior year was $3.1 million. The negative cash flow from operations in the current first quarter was due to the $3.7 million and $3.3 million rise in accounts receivable and inventory, respectively, resulting from the increased levels of Company business. The positive cash flow from operations in the first quarter of the prior year was a result of the high level of income before depreciation and non-cash stock based compensation and the absence of any significant growth in receivables and inventory.

Net cash used in investing activities in the first quarter of fiscal 2007 was $3.3 million and consisted of capital additions of $2.3 million, and net purchases of marketable securities totaling $861,000. Net cash provided by investing activities in the first quarter of fiscal 2006 was $2.7 million and consisted of $3.5 million provided by the maturity of marketable debt securities, net of $848,000 used to acquire capital equipment.

Net cash provided by financing activities was $1.6 million in the first quarter of fiscal 2007 and consisted of cash and tax benefits provided by the exercise of stock options. Cash used in financing activities was $4.7 million in the first quarter of fiscal 2006 and consisted of $4.9 million used for the purchase of 352,000 treasury shares, net of $148,000 received from the exercise of stock options.

During the remainder of fiscal 2007, the Company anticipates that its main cash requirement will be for capital expenditures. Capital expenditures, including approximately $5.8 million to fund a 56,000 square foot addition to the Company's East Syracuse facility, for the remainder of fiscal 2007 are expected to total between $11.0 and $12.0 million and will be funded from existing cash and investments.

Although no shares were repurchased during the current first quarter, the Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At September 30, 2006 there were 1,077,879 shares remaining under the current Board repurchase authorization.

At September 30, 2006, the Company had approximately $86.8 million in cash, cash equivalents, and marketable securities. The Company has no debt, and on a fiscal year basis has had positive operating cash flow for over ten years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                              Payment Due by Period
                                         -----------------------------------------------------------------------
                                                       Less
                                         Total       than 1 Yr.        2-3 Yrs          4-5 Yrs       Over 5 Yrs
                                         -----       ----------        -------          -------       ----------
Contractual obligations
Operating leases - facilities          $5,819,448     $792,494        $1,640,215      $1,640,215      $1,746,524
Deferred compensation                     353,788       65,000           130,000         130,000          28,788

Recent Accounting Pronouncements

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

Accounting for Pension and Other Postretirement Benefits -- In September 2006, the FASB published Statement of Financial Accounting No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires companies to report on their balance sheets the funded status of pension and other post retirement benefit plans. The proposal would also require companies to measure plan assets and obligations as of the employer's balance-sheet date. As a result, companies would recognize on their balance sheets actuarial gains and losses and prior service cost that have not yet been included in income. This could significantly increase reported liabilities for many companies with a corresponding reduction in equity reported as accumulated other comprehensive income. The provisions for the statement are effective for fiscal years ending after December 15, 2006, (the Company's 2007 fiscal year) with earlier application encouraged. The Company is currently analyzing the financial statement impact of adopting this pronouncement.

In September 2006, SEC Staff Accounting Bulletin No. 108 was issued to provide guidance on Quantifying Financial Statement Misstatements. Staff Accounting Bulletin No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The SAB does not change the staff's previous guidance in SAB 99 on evaluating the materiality of misstatements.

When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (the Company's fiscal 2007).

Fair Value Measurements. In September 2006, the FASB published Statement of Financial Accounting No. 157, Fair Value Measurements. This Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying the Emerging Issues Task Force (EITF) guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of "blockage" factors by brokers, dealers, and investment companies that have been applying AICPA Guides. The Statement is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 (the Company's fiscal 2009) and interim periods within those fiscal years. Early application is permissible only if no annual or interim financial statements have been issued for the earlier periods. The requirements of the Statement are applied prospectively, except for changes in fair value related to estimating the fair value of a large block position and instruments measured at fair value at initial recognition based on transaction price in accordance with EITF 02-3 or Statement 155.

Forward-Looking Cautionary Statement

The statements contained in this Form 10-Q which are not historical information are "forward-looking statements". These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. Such known factors include, but are not limited to: the Company's ability to timely ramp up to meet some of our customers' increased demands; unanticipated delays and/or difficulties associated with relocating the Company's Suzhou China facility and successfully completing all requalification procedures; potential unanticipated liabilities and delays associated with the physical expansion of the Company's Syracuse, New York facility; unanticipated delays in successfully completing customer orders within contractually required timeframes; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; successfully securing new design wins from our OEM customers, reliance on a limited number of key component suppliers, unpredictable difficulties or delays in the development of new products; order cancellations or extended postponements; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2006 Annual Report, Anaren's Form 10-K for the fiscal year ended June 30, 2006 and Anaren's Form 10-Q for the three months ended September 30, 2006 and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

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

As of September 30, 2006, the Company had cash, cash equivalents and marketable securities of $86.8 million, all of which consisted of cash and highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rates of 10.0% from September 30, 2006 rates, or 0.375%, would have reduced net income and cash flow by approximately $81,000, or $0.004 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 10, 2005, the Board of Directors increased by 2,000,000 the number of shares that the Company was authorized to repurchase in open market or by privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On September 30, 2006, 1,077,879 shares remained authorized for purchase.

----------------------------------------------------------------------------------------------------------------------
         Period              Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                            Shares (or Units)      per Share (or Unit)     Shares (or Units)     Approximate Dollar
                                Purchased                                Purchased as Part of   Value) of Shares (or
                                                                          Publicly Announced     Units) that May Yet
                                                                           Plans or Programs     Be Purchased Under
                                                                                                the Plans or Programs
----------------------------------------------------------------------------------------------------------------------
July 2006                            0                    --                       0                  1,077,879
----------------------------------------------------------------------------------------------------------------------
August 2006                          0                    --                       0                  1,077,879
----------------------------------------------------------------------------------------------------------------------
September 2006                       0                    --                       0                  1,077,879
----------------------------------------------------------------------------------------------------------------------
Total                                0                    --                       0                         --
----------------------------------------------------------------------------------------------------------------------

Item 6. Exhibits

        31    Rule 13a-14(a) Certifications

        32    Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Anaren, Inc.
                                        ------------
                                        (Registrant)

Date: November 8, 2006                  /s/ Lawrence A. Sala
                                        ----------------------------------------
                                        Lawrence A. Sala
                                        President & Chief Executive Officer

Date: November 8, 2006                  /s/ Joseph E. Porcello
                                        ----------------------------------------
                                        Joseph E. Porcello
                                        Vice President of Finance and Treasurer