Form 10-Q/A
period 2005-12-31
ANAREN  INC
filed 2007-01-31
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission file number 0-6620

                                  ANAREN, INC.
             (Exact name of registrant as specified in its Charter)

        New York                                        16-0928561
        --------                                        ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

6635 Kirkville Road                          13057
East Syracuse, New York                      -----
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

Explanatory Note

      The purpose of this amended Quarterly Report on Form 10-Q/A of Anaren, Inc. (the "Company") is to restate the Company's consolidated condensed financial statements for the three and six months ended December 31, 2005 ("the financial statements") and to modify the related disclosures. See Note 1 to the financial statements included in this amended Quarterly Report.

      The restatement arose from the Company's determination that an error had occurred in the computer program used by the Company to value work-in-process inventory resulting in a misstatement of inventory. As a result of this error, the Company has determined that its inventory at December 31, 2005 and its net income for the three months and six months ended December 31, 2005 were both overstated. Additionally, the Company has corrected certain errors in accounting for income taxes related to the expiration of the federal research and experimentation tax credit at the end of calendar 2005.

      This amended Quarterly Report does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Quarterly Report and the original Quarterly Report is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1. Financial Statements

          Consolidated Condensed Balance Sheets as of                       4
          December 31, 2005 (restated) and June 30, 2005

          Consolidated Condensed Statement of Earnings                      5
          for the Three Months Ended December 31, 2005 (restated) and 2004 (unaudited).

          Consolidated Condensed Statements of Earnings                     6
          for the Six Months Ended December 31,
          2005 (restated) and 2004 (unaudited)

          Consolidated Condensed Statements of Cash Flows                   7
          for the Six Months Ended December 31,
          2005 (restated) and 2004 (unaudited)

          Notes to Consolidated Condensed Financial                         8
          Statements (unaudited)

  Item 2. Management's Discussion and Analysis                             19
          of Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk       31

  Item 4. Controls & Procedures                                            31

PART II - OTHER INFORMATION

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      33

  Item 4. Submission of Matters to a Vote of Security Holders              33

  Item 6. Exhibits                                                         33

Officer Certifications                                                   35 - 38

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                       December 31, 2005 and June 30, 2005

                   Assets                       December 31, 2005  June 30, 2005
                                                -----------------  -------------
                                                   (Restated -     (Revised)
                                                   See note 1)
                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                    $   4,629,014    $   5,900,841
    Securities available for
      sale (note 4)                                 19,600,000       16,200,000
    Securities held to maturity
      (note 4)                                      40,499,172       36,307,880
    Receivables, less allowance
      of $210,807 at December 31, 2005
      and $213,099 at June 30, 2005                 13,907,521       14,780,146
    Inventories (note 5)                            22,089,634       19,403,348
    Other receivables                                1,142,200        1,144,680
    Deferred income taxes                              664,792          686,411
    Prepaid expenses                                   721,028          662,247
    Other current assets                               632,333          423,000
                                                 -------------    -------------
        Total current assets                       103,885,694       95,508,553

Securities available for
  sale (note 4)                                           --          3,500,000
Securities held to maturity
  (note 4)                                          12,499,018       20,100,547
Property, plant and equipment,
  net (note 6)                                      25,564,872       24,983,653
Goodwill                                            30,715,861       30,715,861
Other intangible assets, net of
  accumulated amortization
  of $2,518,160 at December 31, 2005
  and $2,351,725 at June 30, 2005 (note 2)             506,806          673,241
                                                 -------------    -------------
        Total assets                             $ 173,172,251    $ 175,481,855
                                                 =============    =============
  Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                               $   5,525,706    $   6,077,313
  Accrued expenses (note 7)                          2,473,539        2,331,885
  Income taxes payable                               1,395,430        1,501,088
  Customer deposits                                    483,722               --
  Other current liabilities (note 9)                   981,807        1,044,759
                                                 -------------    -------------
        Total current liabilities                   10,860,204       10,955,045
Deferred income taxes                                1,762,090        1,627,304
Pension and postretirement
  benefit obligation                                 3,594,613        3,253,188
Other liabilities (note 9)                             657,004          567,755
                                                 -------------    -------------
        Total liabilities                           16,873,911       16,403,292
                                                 -------------    -------------

Stockholders' equity:
    Common stock of $.01 par
      value.  Authorized 200,000,000
      shares; issued 26,168,204 shares
      at December 31, 2005 and 26,070,804
      at June 30, 2005                                 261,682          260,708
    Additional paid-in capital                     174,062,105      171,333,975
    Unearned compensation                             (227,312)        (248,578)
    Retained earnings                               62,895,906       59,395,271
    Accumulated other comprehensive
      income                                          (721,756)      (1,483,003)
                                                 -------------    -------------
                                                   236,270,625      229,258,373
    Less cost of 9,248,943 and 8,553,058
      treasury shares at December 31, 2005
      and June 30, 2005, respectively               79,972,285       70,179,810
                                                 -------------    -------------
        Total stockholders' equity                 156,298,340      159,078,563
                                                 -------------    -------------
        Total liabilities and
          stockholders' equity                   $ 173,172,251    $ 175,481,855
                                                 =============    =============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           December 31, 2005 and 2004
                                   (Unaudited)

                                       December 31, 2005     December 31, 2004
                                       -----------------     -----------------
                                    (Restated - See note 1)
Net sales                                 $25,019,013          $23,650,022

Cost of sales                              16,273,387           16,888,850
                                          -----------          -----------
  Gross profit                              8,745,626            6,761,172
                                          -----------          -----------
Operating expenses:
  Marketing                                 1,715,660            1,860,973
  Research and development                  2,268,438            1,387,105
  General and administrative                2,523,124            2,141,752
  Restructuring (note 7)                           --              458,335
                                          -----------          -----------
    Total operating expenses                6,507,222            5,848,165
                                          -----------          -----------

Operating income                            2,238,404              913,007

Other income, primarily interest              536,821              179,714
Interest expense                               (6,143)              (9,837)
                                          -----------          -----------
    Total other income                    $   530,678          $   169,877
                                          -----------          -----------

Income before income taxes                  2,769,082            1,082,884

Income tax expense                            759,000              102,000
                                          -----------          -----------

Net income                                $ 2,010,082          $   980,884
                                          ===========          ===========
  Basic earnings per share                      $0.12                $0.05
                                                =====                =====

  Diluted earnings per share:                   $0.11                $0.05
                                                =====                =====

Shares used in computing net
  earnings per share:
  Basic                                    17,020,360           19,580,182
                                          ===========          ===========
  Diluted                                  17,595,314           20,167,087
                                          ===========          ===========

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                Six Months Ended
                           December 31, 2005 and 2004
                                   (Unaudited)

                                      December 31, 2005       December 31, 2004
                                      -----------------       -----------------
                                   (Restated - See note 1)
Net sales                                $49,633,371            $48,557,379

Cost of sales                             32,233,299             33,905,389
                                         -----------            -----------
  Gross profit                            17,400,072             14,651,990
                                         -----------            -----------
Operating expenses:
  Marketing                                3,483,739              3,637,618
  Research and development                 4,303,079              3,032,182
  General and administrative               5,015,434              4,243,936
  Restructuring (note 7)                          --                458,335
                                         -----------            -----------
    Total operating expenses              12,802,252             11,372,071
                                         -----------            -----------

Operating income                           4,597,820              3,279,919
Other income, primarily interest           1,124,565                532,771
Interest expense                             (12,286)               (15,642)
                                         -----------            -----------
    Total other income                     1,112,279                517,129
                                         -----------            -----------

Income before income taxes                 5,710,099              3,797,048

Income tax expense                         1,474,000                835,000
                                         -----------            -----------

Net income                               $ 4,236,099            $ 2,962,048
                                         ===========            ===========

  Basic earnings per share                     $0.25                  $0.15
                                               =====                  =====
  Diluted earnings per share:                  $0.24                  $0.15
                                               =====                  =====
Shares used in computing
  net earnings per share:
  Basic                                   17,211,315             19,862,314
                                         ===========            ===========
  Diluted                                 17,765,683             20,422,625
                                         ===========            ===========

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended
                           December 31, 2005 and 2004
                                   (Unaudited)

                                                           December 31, 2005       December 31, 2004
                                                           -----------------       -----------------
                                                        (Restated - See note 1)
Cash flows from operating activities:
  Net income                                                 $  4,236,099             $  2,962,048
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                              2,391,077                2,502,172
      Amortization of intangibles                                 166,435                  404,210
      Loss on sale of equipment                                    15,875                   67,397
      Loss on sale of securities available for sale                    --                  342,711
      Deferred income taxes                                       156,405                  139,117
      Equity based compensation                                 1,725,844                  113,143
      Provision for doubtful accounts                              (2,292)                  25,508
      Tax benefit from exercise of stock options                  378,318                   13,536
      Changes in operating assets and liabilities:
        Receivables                                               874,917                  820,296
        Inventories                                            (2,686,286)              (2,350,455)
        Other receivables                                           2,480                  155,757
        Other current assets                                     (268,114)                  95,042
        Accounts payable                                         (551,607)              (2,216,230)
        Accrued expenses                                          141,654                 (853,914)
        Income taxes payable                                     (105,658)                 228,221
        Customer advance payments                                 483,722                 (137,416)
        Other liabilities                                          26,296                  108,485
        Postretirement benefit obligation                         341,425                  (49,472)
                                                             ------------             ------------
          Net cash provided by operating activities             7,326,590                2,370,156
                                                             ------------             ------------
Cash flows from investing activities:
  Capital expenditures                                         (2,989,171)              (7,329,399)
  Proceeds from sale of equity securities                              --                2,746,130
  Proceeds from sale of equipment                                   1,000                  160,000
  Maturities and sales of marketable debt securities           39,120,237               49,099,454
  Purchase of marketable debt securities                      (35,610,000)             (47,204,097)
                                                             ------------             ------------
          Net cash provided by (used in)
            investing activities                                  522,066               (2,527,912)
                                                             ------------             ------------
Cash flows from financing activities:
  Stock options exercised                                         646,209                   49,584
  Purchase of treasury stock                                   (9,792,475)             (11,623,399)
                                                             ------------             ------------
          Net cash used in financing activities                (9,146,266)             (11,573,815)
                                                             ------------             ------------

  Effect of exchange rates                                         25,783                     (658)
                                                             ------------             ------------
          Net decrease in cash and cash equivalents            (1,271,827)             (11,732,229)
Cash and cash equivalents at beginning of period                5,900,841               23,303,263
                                                             ------------             ------------
Cash and cash equivalents at end of period                   $  4,629,014             $ 11,571,034
                                                             ============             ============
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period For:
    Interest                                                 $     12,286             $     15,642
                                                             ============             ============
    Income taxes, net of refunds                             $  1,021,935             $    472,389
                                                             ============             ============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments and those adjustments described in Note 1 herein) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The results of operations for the six months ended December 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2006, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the six months ended December 31, 2005 and 2004 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Restatement of Financial Statements

The Company has determined that in the second quarter of fiscal year 2006, a programming error occurred in the computer program used by the Company to value work-in-process inventory resulting in a misstatement of inventory. As a result of this error, the Company has determined that its inventory at December 31, 2005 and its net income for the three and six months ended December 31, 2005 were all overstated. Additionally, the Company has corrected certain errors in accounting for income taxes related to the expiration of the Research and Experimentation federal tax credit at the end of calendar 2005, which had previously considered immaterial.

The Company's previously issued consolidated condensed financial statements as of and for the three and six months ended December 31, 2005 have been restated to correct the accounting for the following items:

      o Recording as of December 31, 2005 a $290,883 reduction in inventory to correct the overstatement of work-in-process inventory at December 31, 2005 caused by the error in the Company's inventory valuation software.

      o Recording in the second quarter and the first six months of fiscal 2006 $290,883 of additional cost of sales to reflect the inventory overstatement correction affecting the second quarter and first six months of fiscal 2006 results of operations.

      o Recording in the second quarter and first six months of fiscal 2006 a reduction in income tax expense of $71,000 and $43,000, respectively, due to the reduction in taxable income caused by the inventory error correction and to properly reflect the expiration of the research and experimentation credit at the end of calendar 2005. The reduction in income tax expense for the six months ended December 31, 2005 incorporates a $28,000 revision to income tax expense for the quarter ended September 30, 2005, deemed to be immaterial by the Company.

      o Recording a reduction in taxes payable of $43,000 at December 31, 2005 as a result of the reduction in income tax expense for the six months ended December 31, 2005.

The following table summarizes the effect of the restatement adjustments on the financial statements as of and for the three and six months ended December 31, 2005.

                                              Three Months Ended December 31,
                                              -------------------------------
                                                     2005              2005
                                                     ----              ----
                                            (Previously Reported)   (Restated)
Cost of sales                                    $15,982,504      $16,273,387
Gross profit                                       9,036,509        8,745,626
Operating income                                   2,529,287        2,238,404
Income before income taxes                         3,059,965        2,769,082
Income tax expense                                   830,000          759,000
Net income                                       $ 2,229,965      $ 2,010,082
Basic net income per share                             $0.13            $0.12
Diluted net income per share                           $0.13            $0.11

                                               Six Months Ended December 31,
                                               -----------------------------
                                                    2005              2005
                                                    ----              ----
                                           (Previously Reported)   (Restated)
Cost of sales                                    $31,942,416      $32,233,299
Gross profit                                      17,690,955       17,400,072
Operating income                                   4,888,703        4,597,820
Income before income taxes                         6,000,982        5,710,099
Income tax expense                                 1,517,000        1,474,000
Net income                                       $ 4,483,982      $ 4,236,099
Basic net income per share                             $0.26            $0.25
Diluted net income per share                           $0.25            $0.24

                                                      As of December 31,
                                                      ------------------
                                                     2005            2005
                                                     ----            ----
                                            (Previously Reported) (Restated)
Inventories                                      $ 22,380,517    $ 22,089,634
Total current assets                              104,176,577     103,885,694
Total assets                                      173,463,134     173,172,251
Income taxes payable                                1,438,430       1,395,430
Total current liabilities                          10,903,204      10,860,204
Total liabilities                                  16,916,911      16,873,911
Retained earnings                                  63,143,789      62,895,906
Total stockholders' equity                        156,546,223     156,298,340
Total liabilities and                            $173,463,134    $173,172,251
stockholders' equity

The adjustments to the balance sheet and income statement at and for the three and six months ended December 31, 2005 had no impact on total cash flows from operating, investing and financing activities.

The restatement of the consolidated financial statements also affected footnotes 5, 10 and 13.

The balance sheet at June 30, 2005 has been revised to reflect the effect of recording the foreign currency translation gain in the second quarter of fiscal 2004 instead of the third quarter fiscal 2006 as follows:

                                                         As of June 30,
                                                         --------------
                                                     2005            2005
                                                     ----            ----
                                            (Previously Reported)  (Revised)
Retained earnings                                $58,659,807      $59,395,271
Accumulated other comprehensive loss                (747,539)      (1,483,003)

NOTE 2: Intangible Assets

INTANGIBLE ASSETS:

Intangible assets as of December 31, 2005 and June 30, 2005 are as follows:

                                               December 31                         June 30
                                    -------------------------------    -----------------------------
                                    Gross Carrying     Accumulated     Gross Carrying   Accumulated
                                       Amount          Amortization       Amount        Amortization
                                    -----------        ------------    --------------   ------------
Patent                              $   574,966         $  467,160       $   574,966     $  431,225
Customer Relationships                1,350,000            975,000         1,350,000        862,500
Trade Name                              320,000            320,000           320,000        320,000
Non-Competition Agreements              180,000            156,000           180,000        138,000
Favorable Lease                         600,000            600,000           600,000        600,000
                                     ----------         ----------        ----------     ----------
  Total                              $3,024,966         $2,518,160        $3,024,966     $2,351,725
                                     ==========         ==========        ==========     ==========

Intangible asset amortization expense for six month period ended December 31, 2005 and 2004 aggregated $166,435 and $404,210, respectively, while intangible asset amortization expense for the three months ended December 31, 2005 and 2004 aggregated $83,217 and $83,219, respectively. Amortization expense related to intangible assets for the next five years is as follows:

Year Ending June 30,
                  2006                           $332,869
                  2007                           $302,874
                  2008                           $ 37,498
                  2009                           $     --
                  2010                           $     --

NOTE 3: Equity-Based Compensation

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

Total equity based compensation expense included in operating expenses for the three months and six months ended December 31, 2005 is $863,923 and $1,725,844, respectively. These amounts include $29,634 and $57,267, respectively, related to the Company's restricted stock program and $834,289 and $1,668,577, respectively, related to the Company's stock option program, for the three and six month periods.

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

As of December 31, 2005, there were 3,015,151 stock options outstanding. At December 31, 2005, the aggregate value of unvested options, as determined using a Black- Scholes option valuation model was $7,496,474 (net of estimated forfeitures). During the six months ended December 31, 2005, the Company granted 374,000 non-statutory stock options, with a fair value of $3,202,270 (net of estimated forfeitures), and 46,770 options were forfeited and/or expired. New option grants made after July 1, 2005, as well as option grants issued prior to that date have been valued using a Black-Scholes option valuation model.

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

                                          Three months ended   Six Months Ended
                                          December 31, 2004    December 31, 2004
                                          -----------------    -----------------

Net income, as reported                       $  980,884         $2,962,048

Deduct total equity based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects       1,858,491          3,562,741
                                              ----------         ----------

Pro forma net loss                            $ (877,607)        $ (600,693)
                                              ==========         ==========

Earnings (loss) per share:
     Basic - as reported                         $0.05              $0.15
     Basic - pro forma                          $(0.05)            $(0.03)

     Diluted - as reported                       $0.05              $0.15
     Diluted - pro forma                        $(0.04)            $(0.03)

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

Information with respect to these plans are as follows:

                                                                             Weighted
                                            Total                            average
                                           Shares          Option Price   exercise price
                                           ------          ------------   --------------
Outstanding at June 30, 2004              2,796,662       $1.38 to 62.44      $15.53

Issued                                      389,600      $12.05 to 13.43      $12.06
Exercised                                   (98,460)       $1.38 to 9.51      $ 1.26
Expired                                    (220,692)      $8.57 to 62.44      $26.90
Canceled                                    (84,330)      $9.51 to 62.44      $11.28
                                          ---------

Outstanding at June 30, 2005              2,782,780      $2.27 to $57.59      $14.73

Issued                                      374,000      $11.97 to 14.35      $14.01
Exercised                                   (94,859)      $2.27 to 15.00      $ 7.04
Expired                                     (30,530)      $9.51 to 53.00      $52.32
Canceled                                    (16,240)     $15.00 to 53.00      $16.22
                                          ---------

Outstanding at December 31, 2005          3,015,151      $2.27 to $57.59      $12.94
                                          =========
Shares exercisable at
  December 31, 2005                       1,897,999      $2.27 to $54.00      $14.97
                                          =========

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2005:

----------------------------------------------------------------------------------------------------------------------
                             Options outstanding                                         Options exercisable
----------------------------------------------------------------------------------------------------------------------
 Range of exercise             Shares         Weighted average    Weighted average      Shares        Weighted average
       prices                                remaining life in     exercise price                      exercise price
                                                   years
----------------------------------------------------------------------------------------------------------------------
$1.00 - $5.00                   146,200                0.88              $2.28             146,200               2.28
----------------------------------------------------------------------------------------------------------------------
$5.01 - $15.00                2,480,891                5.83             $11.04           1,408,611              11.04
----------------------------------------------------------------------------------------------------------------------
$15.01 - $40.00                 213,460                4.88             $20.37             168,588              20.37
----------------------------------------------------------------------------------------------------------------------
$40.01 - $65.00                 174,600                4.82             $53.12             174,600              53.12
----------------------------------------------------------------------------------------------------------------------
                              3,015,151                                                  1,897,999
----------------------------------------------------------------------------------------------------------------------

During the six months ended December 31, 2005, the per share weighted average fair value of the non-statutory stock options granted was $8.13. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

                                                          2005             2004
                                                          ----             ----
Expected option life - key employee plan                  6.5              5
Expected option life - company-wide plan                  6.5              3
Weighted average risk-free interest rate                  4.34%            3.22%
Weighted average expected volatility                     62.00%           87.57%
Rate of dividends                                         0.0%             0.0%

For the six month period ended December 31, 2005, the Company used the Simplified Method to estimate the expected term of the expected life of stock option grants as defined by SEC Staff Accounting Bulletin No. 107 Share-Based Payment for each award granted. Expected volatility for the six month period ended December 31, 2005, is based on historical volatility levels of the Company's common stock. The risk-free interest rate for the six month period ended December 31, 2005 is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Restricted Stock Program

On November 17, 2004, the Company issued a new grant of 23,500 shares of restricted stock. The per-share value of the grant was $13.60. The shares of restricted stock vest after a 36-month period.

On September 1, 2005, the Company issued a new grant of 2,605 shares of restricted stock. The per-share value of the grant was $13.82. The shares of stock vest after a 36 month period.

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

NOTE 4: Securities

The amortized cost and fair value of securities are as follows:

                                                                                       December 31, 2005
                                                                                       -----------------
                                                                                     Gross              Gross
                                                                  Amortized        Unrealized         Unrealized
                                                                     Cost             Gains             Losses          Fair Value
                                                                  -----------      ----------         ----------         -----------
Securities available for sale:
     Auction rate securities                                      $19,600,000       $        --       $        --        $19,600,000
                                                                  -----------       -----------       -----------        -----------
         Total securities
         available-for-sale                                       $19,600,000       $        --       $        --        $19,600,000
                                                                  ===========       ===========       ===========        ===========
Securities held to maturity:
     Municipal bonds                                              $37,884,044       $        --       $  (234,029)       $37,650,015
     Commercial paper                                               2,237,281                --                --          2,237,281
     Corporate bonds                                                7,381,608                --           (21,872)         7,359,736
     Zero coupon bonds                                              1,995,557                --            (3,797)         1,991,760
     Federal agency bonds                                           3,499,700                --           (42,400)         3,457,300
                                                                  -----------       -----------       -----------        -----------
         Total securities held to maturity                        $52,998,190       $        --       $  (302,098)       $52,696,092
                                                                  ===========       ===========       ===========        ===========

                                                                                           June 30, 2005
                                                                                           -------------
                                                                                     Gross              Gross
                                                                  Amortized        Unrealized         Unrealized
                                                                     Cost             Gains             Losses          Fair Value
                                                                  -----------      ----------         ----------         -----------
Securities available for sale:
     Auction rate securities                                      $19,700,000       $        --       $        --        $19,700,000
                                                                  -----------       -----------       -----------        -----------
         Total securities
           Available-for-sale                                     $19,700,000       $        --       $        --        $19,700,000
                                                                  ===========       ===========       ===========        ===========

Securities held to maturity:
     Municipal bonds                                              $37,746,195       $     1,702       $  (198,447)       $37,549,450
     Commercial paper                                               2,141,851                --                --          2,141,851
     Corporate bonds                                               10,792,879               185           (50,276)        10,742,788
     Zero coupon bonds                                              1,977,785                --           (11,205)         1,966,580
     Federal agency bonds                                           3,749,717                --           (21,627)         3,728,090
                                                                  -----------       -----------       -----------        -----------
         Total securities held to maturity                        $56,408,427       $     1,887       $  (281,555)       $56,128,759
                                                                  ===========       ===========       ===========        ===========

The unrealized losses on the Company's held to maturity marketable debt securities were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until they recover their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Contractual maturities of marketable debt securities held to maturity at December 31, 2005 are summarized as follows:


                            December 31, 2005            June 30, 2005
                            -----------------            -------------
                                         Fair                          Fair
                                         Market                       Market
                             Cost        Value          Cost          Value
                         -----------   -----------   -----------   -----------
Within one year          $40,499,172   $40,357,486   $36,307,880   $36,176,998
One year to five years    12,499,018    12,338,606    20,100,547    19,951,761
                         -----------   -----------   -----------   -----------
  Total                  $52,998,190   $52,696,092   $56,408,427   $56,128,759
                         ===========   ===========   ===========   ===========

Contractual maturities of auction rate securities available for sale at December 31, 2005 are summarized as follows:

                            December 31, 2005            June 30, 2005
                            -----------------            -------------
                                         Fair                          Fair
                                         Market                       Market
                             Cost        Value          Cost          Value
                         -----------   -----------   -----------   -----------
Within one year          $19,600,000   $19,600,000   $16,200,000   $16,200,000
One year to five years            --            --     3,500,000     3,500,000
                         -----------   -----------   -----------   -----------
  Total                  $19,600,000   $19,600,000   $19,700,000   $19,700,000
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

During the three months and six months ended December 31, 2004, the Company sold securities available for sale and recognized losses of $325,364 and $342,711, respectively that are included in other income in the Company's Statement of Operations for those periods.

NOTE 5: Inventories (restated)

Inventories are summarized as follows:

                                          December 31, 2005       June 30, 2005
                                          -----------------       -------------
                                       (Restated - See note 1)
        Component parts                       $10,587,283          $10,369,049
        Work in process                         9,067,997            7,709,465
        Finished goods                          3,715,750            2,766,157
                                              -----------          -----------
                                              $23,371,030          $20,844,671
        Reserve for obsolescence               (1,281,396)          (1,441,323)
                                              -----------          -----------
        Net inventory                         $22,089,634          $19,403,348
                                              ===========          ===========

NOTE 6: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                           December 31, 2005      June 30, 2005
                                           -----------------      -------------
        Land and land improvements            $ 2,207,823          $ 2,207,823
        Buildings, furniture and fixtures      16,973,890           16,654,351
        Machinery and equipment                54,314,515           51,680,883
                                              -----------          -----------
                                              $73,496,228          $70,543,057
        Less accumulated depreciation
         and amortization                     (47,931,356)         (45,559,404)
                                              -----------          -----------
                                              $25,564,872          $24,983,653
                                              ===========          ===========

NOTE 7: Accrued Expenses

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
                                               ==========           ==========

The Company maintains an accrual for incurred, but not reported, claims arising from self-insured health benefits provided to the Company's employees in the United States, which is included in accrued expenses in the consolidated balance sheets. The Company determines the adequacy of this accrual by evaluating its historical experience and trends related to both health insurance claims and payments, information provided by its third party administrator, as well as industry experience and trends.

NOTE 8: Restructuring

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

                        Balance   Six months ended December 31, 2005  Balance
                        June 30,     Costs          Cash            December 31,
                          2005      Incurred     Expenditures           2005
                        --------    --------     ------------       ------------

Severance payments        $19,863     $ --         $19,863              $ --
                          -------     ----         -------              ----
                          $19,863     $ --         $19,863              $ --
                          =======     ====         =======              ====

NOTE 9: Other Liabilities

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

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                                      Three Months Ended                   Six Months Ended
                                                                      ------------------                   ----------------
                                                                          December 31                          December 31
Numerator:                                                          2005               2004              2005               2004
----------                                                          ----               ----              ----               ----
                                                                 (Restated)                           (Restated)
Net income from continuing operations                           $ 2,010,082        $   980,884        $ 4,236,099        $ 2,962,048
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

NOTE 11: Components of Net Periodic Pension Benefit Costs

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

NOTE 12: Components of Net Periodic Postretirement Health Benefit Costs

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

NOTE 13: Segment Information (restated)

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                                    Space &         Corporate and
                                                                 Wireless           Defense           Unallocated       Consolidated
                                                                 --------           -------         -------------       ------------
Net sales:
Three months ended:
    December 31, 2005                                           $15,494,100          9,524,913                 --        $25,019,013
    December 31, 2004                                           $16,006,066          7,643,956                 --        $23,650,022
Six months ended:
    December 31, 2005                                           $31,904,835         17,728,536                 --        $49,633,371
    December 31, 2004                                           $33,774,359         14,783,020                 --        $48,557,379

Operating income (loss):
  Three months ended:
    December 31, 2005 (restated)                                  1,233,695          1,004,709                 --          2,238,404
    December 31, 2004                                              (741,875)         1,654,882                 --            913,007
  Six months ended:
    December 31, 2005 (restated)                                  3,278,886          1,318,934                 --          4,597,820
    December 31, 2004                                               (87,950)         3,367,869                 --          3,279,919

Goodwill and intangible assets:
    December 31, 2005                                            31,222,667                 --                 --         31,222,667
    June 30, 2005                                                31,389,102                 --                 --         31,389,102

Identifiable assets:*
    December 31, 2005 (restated)                                 19,171,068         16,591,076        106,187,440        141,949,584
    June 30, 2005                                                21,497,591         12,685,903        109,909,259        144,092,753

Depreciation:**
  Three months ended:
    December 31, 2005 (restated)                                    607,047            582,111                 --          1,189,158
    December 31, 2004                                               605,786            643,719                 --          1,249,505
  Six months ended:
    December 31, 2005 (restated)                                  1,245,959          1,145,118                 --          2,391,077
    December 31, 2004                                             1,450,027          1,052,145                 --          2,502,172

Intangibles amortization: ***
  Three months ended:
    December 31, 2005                                                83,217                 --                 --             83,217
    December 31, 2004                                                83,219                 --                 --             83,219
  Six months ended:
    December 31, 2005                                               166,435                 --                 --            166,435
    December 31, 2004                                               404,210                 --                 --            404,210

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q/A. The following discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties. The Company's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q/A.

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

Results of Operations

Net sales from operations for the three months ended December 31, 2005 were $25.0 million, up $1.4 million from $23.6 million for the second quarter of fiscal 2005. Net income for the second quarter of fiscal 2006 was $2.0 million (restated), or 8.0% (restated) of net sales, up $1.0 million (restated), or 105% (restated) from net income of $981,000 in the second quarter of fiscal 2005.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                                 Three Months Ended                     Six Months Ended
                                                         Dec. 31, 2005      Dec. 31, 2004     Dec. 31, 2005        Dec. 31, 2004
                                                         -------------      -------------     -------------        -------------
                                                           (Restated)                            (Restated)
Net Sales                                                     100.0%             100.0%             100.0%             100.0%

Cost of sales                                                  65.0%              71.4%              64.9%              69.8%
                                                              -----              -----              -----              -----
Gross profit                                                   35.0%              28.6%              35.1%              30.2%
                                                              -----              -----              -----              -----

Operating expenses:
   Marketing                                                    6.9%               7.9%               7.0%               7.5%
   Research and development                                     9.1%               5.9%               8.7%               6.3%
   General and administrative                                  10.1%               9.0%              10.1%               8.7%
   Restructuring                                                0.0%               1.9%               0.0%               0.9%
                                                              -----              -----              -----              -----
     Total operating expenses                                  26.1%              24.7%              25.8%              23.4%
                                                              -----              -----              -----              -----

Operating income                                                8.9%               3.9%               9.3%               6.8%

Other income (expense):

     Other, primarily interest income                           2.1%               0.7%               2.2%               1.0%
     Interest expense                                           0.0%               0.0%               0.0%               0.0%
                                                              -----              -----              -----              -----
     Total other income (expense), net                          2.1%               0.7%               2.2%               1.0%
                                                              -----              -----              -----              -----

Income before income taxes                                     11.0%               4.6%              11.5%               7.8%
Income taxes                                                    3.0%               0.4%               3.0%               1.7%
                                                              -----              -----              -----              -----
   Net income                                                   8.0%               4.2%               8.5%               6.1%
                                                              =====              =====              =====              =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                          Three Months Ended             Six Months Ended
                              December 31                   December 31
                          -------------------           --------------------
                          2005           2004           2005            2004
                          ----           ----           ----            ----
Wireless                 $15,495        $16,006        $31,905        $33,774
Space and Defense          9,524          7,644         17,728         14,783
                         -------        -------        -------        -------
     Total               $25,019        $23,650        $49,633        $48,557
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

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the second quarter of fiscal 2006 was $8.7 million (restated), (35.0% of net sales (restated)), up $1.9 million (restated) from $6.8 million (28.6% of net sales) for the same quarter of the prior year. Gross profit on sales increased in the second quarter of fiscal 2006 over the second quarter of last year due to the higher sales volume and favorable manufacturing efficiencies in the current second quarter. These efficiencies resulted from higher production volumes at our lower cost China facility and from yield improvements and manufacturing overhead cost savings realized by combining the RF Power and Amitron production facilities in one building as Anaren Ceramics. Additionally, cost of sales included the recognition of $197,000 of equity based compensation expense, while cost of sales in the second quarter of last year included $300,000 of cost associated with the write-down of RF Power inventory due to the consolidation.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.7 million (6.9% of net sales) for the second quarter of fiscal 2006, down $145,000 from $1.9 million (7.9% of net sales) for the second quarter of fiscal 2005. Included in marketing expense for the second quarter of fiscal 2006 is $69,000 of equity based compensation expense. Marketing expense for the second quarter of fiscal 2005 does not include expense for equity based compensation as the Company adopted SFAS 123R on a prospective basis. Absent the inclusion of equity based compensation expense, marketing costs in the second quarter of fiscal 2006 declined approximately 11% year over year due to cost savings realized through the consolidation of the RF Power and Amitron operations during fiscal 2005.

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

Operating Income. Operating income increased $1.3 million (restated), or 145% (restated) in the second quarter of fiscal 2006 to $2.2 million (restated) (8.9% of net sales (restated)) compared to $913,000 (3.9% of net sales) for the second quarter of last fiscal year. In the second quarter of fiscal 2006, operating income was reduced by $834,000 for equity based compensation expense. As the Company adopted SFAS 123R on a prospective basis, operating income for the second quarter of fiscal 2005 (the prior year) does not include any expense for equity based compensation.

On a reporting segment basis, Wireless operating income was $1.2 million (restated) for the second quarter of fiscal 2006 (including $419,000 of equity based compensation expense) up $2.0 million (restated) from a Wireless operating loss of $742,000 for the second quarter of last year. Wireless operating income improved significantly in the current second quarter due to cost savings achieved through the consolidation of the RF Power and Amitron operations in fiscal 2005, the absence of consolidation and restructuring charges ($850,000 in the second quarter of fiscal 2005), cost efficiencies resulting from higher manufacturing volumes in the Company's China operation and a more favorable wireless custom product mix in the current second quarter, compared to the second quarter of last fiscal year.

Space and Defense operating income fell $650,000 (restated) in the second quarter of fiscal 2006 to $1.0 million (restated) (including $415,000 of equity based compensation expense) compared to $1.7 million (with no equity based compensation expense) in the second quarter of fiscal 2005. This decrease, despite a rise in sales volume, resulted from the large number of new Space and Defense programs entering production over the second half of last fiscal year and the first half of fiscal 2006. These programs in their early production phase require a higher level of engineering support, have higher scrap costs and lower manufacturing efficiencies than more mature programs. Operating margins in this group are expected to improve as the newer programs mature.

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

Income Taxes. Income taxes for the second quarter of fiscal 2006 were $759,000 (restated) (3.0% of net sales (restated)), representing an effective tax rate of 27.4% (restated). This compares to income tax expense of $102,000 (0.4% of net sales) for the second quarter of fiscal 2005, representing an effective tax rate of 9.4%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2006 is approximately 25% compared to an actual effective tax rate of 19% for fiscal 2005. The increase in the projected effective tax rate is a result of both the higher level of income and the amount of nondeductible incentive stock option equity based compensation expense expected in fiscal 2006 compared to the level of deductible non-statutory stock option equity based compensation expenses resulting from the adoption of SFAS 123R. Stock options issued prior to the adoption of SFAS 123R, were mainly incentive stock options and are presently generating the majority of the company's equity based employee stock option compensation expense. Compensation expense for these options, under SFAS 123R, does not generate a tax deduction and related deferred tax benefit. New options granted after the adoption of SFAS 123R are expected to be mainly non-statutory stock options, which will generate a tax deduction and related deferred tax benefit.

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

Space and Defense products shipments rose $2.9 million, or 20%, to $17.7 million, in the first half of fiscal 2006 compared to the first half of the previous fiscal year. This increase consisted of a $2.9 million rise in sales of Defense products during the current six months compared to the same period in fiscal 2005. Defense product sales are increasing due to the higher level of new business booked by the Company in fiscal 2004 and 2005, which is now in production. Space and Defense product bookings were $37.7 million in fiscal 2004, $40.9 million in fiscal 2005, and have exceeded $19.0 million in the first half of fiscal 2006. Sales of Space and Defense products in the remainder of fiscal 2006 are expected to range between $9.0 million and $10.0 million, quarterly, as a result of the rise in new order levels over the last two fiscal years.

Gross Profit. Gross profit for the first half of fiscal 2006 was $17.4 million (restated), (35.1% of net sales (restated)), up $2.7 million (restated) from $14.7 million (30.2% of net sales) for the same period of the prior year. Gross profit on sales increased in the first half of fiscal 2006 over the first half of last year due to favorable manufacturing efficiencies in the current year. These efficiencies resulted from higher production volumes at our lower cost China facility and manufacturing overhead cost savings realized by combining the RF Power and Amitron production facilities into one building at Anaren Ceramics. Additionally, gross profit was lowered by the recognition of $522,000 of equity based compensation expense in the first quarter of fiscal 2006.

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

General and Administrative. General and administrative expenses increased 18.1% to $5.0 million (10.1% of net sales) for the first six months of fiscal 2006 from $4.2 million (8.7% of net sales) for the first six months of fiscal 2005. The increase resulted primarily from the inclusion in general and administrative expense of $882,000 of equity based compensation expense in the first six months of fiscal 2006. General and administrative expense for the first six months of fiscal 2005 does not include expense for equity based compensation. Absent the inclusion of equity based compensation expense, general and administrative costs for the first six months of fiscal 2006 declined $111,000 due to cost reductions achieved through the consolidation of the RF Power and Amitron operations during fiscal 2005.

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

Operating Income. Operating income increased $1.3 million (restated), or 40.2% (restated) in the first half of fiscal 2006 to $4.6 million (restated) (9.3% of net sales (restated)) compared to $3.3 million (6.8% of net sales) for the first half of last fiscal year. In the first six months of fiscal 2006, operating income was reduced by $1.7 million for stock option equity based compensation expense. As the Company adopted SFAS 123R on a prospective basis, operating income for the first six months of fiscal 2005 (the prior year) does not include any expense for stock option equity based compensation.

On a reporting segment basis, Wireless operating income was $3.3 million (restated) for the first half of fiscal 2006 (including $838,000 of equity based compensation expense) up $3.4 million (restated) from a Wireless operating loss of $88,000 for the first half of last year. Wireless operating income improved significantly in the current first six months due to cost savings achieved through the consolidation of the RF Power and Amitron operations in fiscal 2005, the absence of consolidation charges ($1.1 million in the first six months of fiscal 2005), cost efficiencies resulting from high manufacturing volumes in the Company's China operation and a more favorable wireless product mix in the current first six months, compared to the first half of last fiscal year.

Space and Defense operating income fell $2.1 million (restated) in the first six months of fiscal 2006 to $1.3 million (restated) (including $831,000 of stock option equity based compensation expense) compared to $3.4 million in the first six months of fiscal 2005. This decrease, despite a rise in sales volume, resulted from the large number of new Space and Defense programs entering production over the second half of last fiscal year and the current first half of fiscal 2006. These programs in their early production phase require a higher level of engineering support, have higher scrap costs and lower manufacturing efficiencies than more mature programs. Operating margins in this group are expected to improve as the newer programs mature.

Other Income. Other income is primarily interest income received on invested cash balances and losses on the sale of stock and capital equipment. Other income increased 111% to $1.1 million (2.2% of net sales) for the six months ended December 31, 2005, from $533,000 (1.0% of net sales) for the same six months last year. This increase was caused mainly by the rise in market interest rates over the past twelve months and the absence of losses on equipment and investment sales in the current first six months compared to $410,000 of losses recorded in the first half of last year. Other income will fluctuate based on short-term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the first half of fiscal 2006 was $12,000 compared to $16,000 for the first half of fiscal 2005.

Income Taxes. Income taxes for the first half of fiscal 2006 were $1,474,000 (restated) (3.0% of net sales (restated)), representing an effective tax rate of 25.8% (restated). This compares to income tax expense of $835,000 (1.7% of net sales) for the first half of fiscal 2005, representing an effective tax rate of 22%. The company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2006 is approximately 25% compared to an actual effective tax rate of 19% for fiscal 2005. The increase in the projected effective tax rate is a result of both the higher level of income and the amount of nondeductible incentive stock option equity based compensation expense expected in fiscal 2006 compared to the level of deductible non-statutory stock option equity based compensation expense resulting from the adoption of SFAS 123R. Stock options issued prior to the adoption of SFAS 123R, were mainly incentive stock options and are presently generating the majority of the company's equity based employee stock option compensation expense. Compensation expense for these options, under SFAS 123R, does not generate a tax deduction and related deferred tax benefit. New options granted after the adoption of SFAS 123R are expected to be mainly non-statutory stock options, which will generate a tax deduction and related deferred tax benefit.

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended December 31, 2005 was $7.3 million, while net cash provided by operations for the first half of the prior year was $2.4 million. The positive cash flow from operations in the current six months was due to the high level of net income before depreciation and non cash equity compensation, which more than off-set the $2.7 million (restated) used to fund the current inventory increase. The positive cash flow from operations in the first half of fiscal 2005 was due primarily to income before depreciation and amortization for the period coupled with a $1.0 million decline in trade and other receivables which off-set a $2.4 million increase in inventory and a $2.8 million pay down of current liabilities.

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

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments at December 31, 2005 are as follows:

                                                              Payment Due by Period
                                                              ---------------------
                                                     Less
                                       Total        than 1 Yr.           2-3 Yrs         4-5 Yrs       Over 5 Yrs
                                       -----        ----------           -------         -------       ----------
Contractual obligations
Operating leases - facilities        $3,812,295       $496,676          $957,692         $898,258       $1,459,669
Deferred compensation                   359,537         65,000           130,000          130,000           34,537

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

Forward-Looking Cautionary Statement

The statements contained in this Form 10-Q/A which are not historical information are "forward-looking statements". These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. Such known factors include, but are not limited to: the need for any follow-on actions in connection with the Company's accounting practices, and the impact of the Company's restatements and the reaction to them from the Company's stockholders and the financial markets in general; the Company's ability to timely ramp up to meet some of our customers' increased demands; unanticipated delays and/or difficulties associated with relocating the Company's Suzhou China facility and successfully completing all requalification procedures; potential unanticipated liabilities and delays associated with the physical expansion of the Company's Syracuse, New York facility; unanticipated delays in successfully completing customer orders within contractually required timeframes; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; successfully securing new design wins from our OEM customers, reliance on a limited number of key component suppliers, unpredictable difficulties or delays in the development of new products; order cancellations or extended postponements; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2006 Annual Report, Anaren's Form 10-K (as amended) for the fiscal year ended June 30, 2006 and Anaren's Form 10-Q (as amended) for the three months ended September 30, 2006 and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses the Company's possible exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this amended Quarterly Report on Form 10-Q/A.

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

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this quarterly report. Management has concluded that the Company's disclosure controls and procedures were not effective due to a material weakness related to the Company's internal control surrounding the accounting for work-in-process inventory. Specifically, the control deficiency related to an undetected error in the computer program which calculates the material  value of  work-in-process.  To address  this  material  weakness,  the
Company  performed  additional  analysis  in  order  to  prepare  the  unaudited
quarterly   consolidated  financial  statements  in  accordance  with  generally accepted accounting principles in the United States, which resulted in an adjustment to the unaudited interim financial statements for the second quarter of fiscal 2006. Accordingly, management believes that the accompanying financial statements for the second quarter of fiscal 2006 are presented fairly and that the material weakness has been remediated as of November 30, 2006.

B. Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

-----------------------------------------------------------------------------------------------------------------------
         Period              Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                            Shares (or Units)     per Share (or Unit)      Shares (or Units)     Approximate Dollar
                                Purchased                                Purchased as Part of   Value) of Shares (or
                                                                          Publicly Announced     Units) that May Yet
                                                                           Plans or Programs     Be Purchased Under
                                                                                                the Plans or Programs
-----------------------------------------------------------------------------------------------------------------------
October 2005                      85,100                   13.96                 85,100              1,337,090
-----------------------------------------------------------------------------------------------------------------------
November 2005                    192,963                   14.01                192,963              1,144,127
-----------------------------------------------------------------------------------------------------------------------
December 2005                     65,548                   15.36                 65,548              1,078,579
-----------------------------------------------------------------------------------------------------------------------
Total                            343,611                      --                343,611                     --
-----------------------------------------------------------------------------------------------------------------------

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

                                        Anaren, Inc.
                                        ------------
                                        (Registrant)

Date: January 31, 2007                  /s/ Lawrence A. Sala
                                        ----------------------------------------
                                        Lawrence A. Sala
                                        President & Chief Executive Officer

Date: January 31, 2007                  /s/ Joseph E. Porcello
                                        ----------------------------------------
                                        Joseph E. Porcello
                                        Sr. Vice President of Finance, Treasurer