Form 10-Q/A
period 2006-03-31
ANAREN  INC
filed 2007-01-31
CIK 6314

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

Explanatory Note

      The purpose of this amended Quarterly Report on Form10-Q/A of Anaren, Inc. (the "Company") is to restate the Company's consolidated condensed financial statements for the three and nine months ended March 31, 2006 ("the financial statements") and to modify the related disclosures. See Note 1 to the financial statements included in this amended Quarterly Report.

      The restatement arose from the Company's determination that an error had occurred in its accounting treatment for the foreign translation gain recognized upon final liquidation of its European subsidiary in the quarter ended March 31, 2006. This gain of $735,464, which was previously recorded in the third quarter ended March 31, 2006, should have been recorded in the second quarter of fiscal 2004 ended December 31, 2003 when substantially all the physical assets of the European subsidiary had been liquidated. As a result of this error, the Company has determined that its net income for the three months and nine months ended March 31, 2006 were both overstated.

      The restatement also arose from the Company's determination that an error had occurred in the computer program used by the Company to value work-in-process inventory resulting in a misstatement of inventory. As a result of this error, the Company has determined that its inventory at March 31, 2006 was overstated. The Company has also determined that for the three months and nine months ended March 31, 2006 its pretax income was understated by $6,426 and overstated by $284,457, respectively.

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

                          ANAREN, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

    Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets as of                    4
             March 31, 2006 (restated) and June 30, 2005 (revised)

             Consolidated Condensed Statement of Earnings                   5
             for the Three Months Ended March 31, 2006 (restated) and 2005 (unaudited)

             Consolidated Condensed Statements of Earnings                  6
             for the Nine Months Ended March 31,
             2006 (restated) and 2005 (unaudited)

             Consolidated Condensed Statements of Cash Flows                7
             for the Nine Months Ended March 31,
             2006 (restated) and 2005 (unaudited)

             Notes to Consolidated Condensed Financial                      8
             Statements (unaudited)

    Item 2.  Management's Discussion and Analysis                          21
             of Financial Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk    33

    Item 4.  Controls & Procedures                                         34

PART II - OTHER INFORMATION
---------------------------

    Item 1A. Risk Factors                                                  35

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   35

    Item 4.  Submission of Matters to a Vote of Security Holders           35

    Item 6.  Exhibits                                                      35

  Officer Certifications                                                 37 - 40

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                        March 31, 2006 and June 30, 2005

                Assets                                                  March 31, 2006            June 30, 2005
                ------                                                  --------------            -------------
                                                                    (Restated - See note 1)         (Revised)
                                                                         (Unaudited)
Current assets:
    Cash and cash equivalents                                            $   7,762,295             $   5,900,841
    Securities available for sale (note 4)                                  35,094,112                16,200,000
    Securities held to maturity (note 4)                                    32,608,063                36,307,880
    Receivables, less allowance of $113,189
      at March 31, 2006 and $213,099 at June 30, 2005                       15,611,714                14,780,146
    Inventories (note 5)                                                    21,843,120                19,403,348
    Other receivables                                                          958,174                 1,144,680
    Deferred income taxes                                                      664,792                   686,411
    Prepaid expenses                                                           554,329                   662,247
    Other current assets                                                       675,292                   423,000
                                                                         -------------             -------------
                Total current assets                                       115,771,891                95,508,553

Securities available for sale (note 4)                                              --                 3,500,000
Securities held to maturity (note 4)                                         5,502,468                20,100,547
Property, plant and equipment, net (note 5)                                 25,689,775                24,983,653
Goodwill                                                                    30,715,861                30,715,861
Other intangible assets, net of accumulated amortization
    of $2,601,378 at March 31, 2006
    and $2,351,725 at June 30, 2005 (note 2)                                   423,588                   673,241
                                                                         -------------             -------------
                Total assets                                             $ 178,103,583             $ 175,481,855
                                                                         =============             =============
      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
    Accounts payable                                                     $   5,167,651             $   6,077,313
    Accrued expenses (note 7)                                                2,475,492                 2,331,885
    Income taxes payable                                                     1,465,796                 1,501,088
    Customer deposits                                                          483,722                        --
    Other current liabilities (note 9)                                         447,847                 1,044,759
                                                                         -------------             -------------
                Total current liabilities                                   10,040,508                10,955,045
Deferred income taxes                                                        1,853,090                 1,627,304
Pension and postretirement benefit obligation                                3,954,179                 3,253,188
Other liabilities (note 9)                                                     692,973                   567,755
                                                                         -------------             -------------
                Total liabilities                                           16,540,750                16,403,292
                                                                         -------------             -------------
Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 26,275,968 shares
       at March 31, 2006 and 26,070,764 at June 30, 2005                       262,760                   260,708
    Additional paid-in capital                                             173,529,734               171,333,975
    Unearned compensation                                                     (197,679)                 (248,578)
    Retained earnings                                                       66,883,687                59,395,271
    Accumulated other comprehensive income (loss)                            1,067,622                (1,483,003)
                                                                         -------------             -------------
                                                                           241,546,124               229,258,373
    Less cost of 9,249,643 and 8,553,058 treasury shares
      at March 31, 2006 and June 30, 2005, respectively                     79,983,291                70,179,810
                                                                         -------------             -------------
                Total stockholders' equity                                 161,562,833               159,078,563
                                                                         -------------             -------------
                Total liabilities and stockholders' equity               $ 178,103,583             $ 175,481,855
                                                                         =============             =============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                             March 31, 2006 and 2005
                                   (Unaudited)

                                                                        March 31, 2006             March 31, 2005
                                                                        --------------             --------------
                                                                    (Restated - See note 1)
Net sales                                                                $ 26,701,083               $ 21,783,418

Cost of sales                                                              16,451,676                 14,630,770
                                                                         ------------               ------------
        Gross profit                                                       10,249,407                  7,152,648
                                                                         ------------               ------------

Operating expenses:
        Marketing                                                           1,806,587                  1,513,274
        Research and development                                            2,187,966                  1,635,048
        General and administrative                                          2,756,279                  2,256,819
                                                                         ------------               ------------
              Total operating expenses                                      6,750,832                  5,405,141
                                                                         ------------               ------------

Operating income                                                            3,498,575                  1,747,507

Other income, primarily interest                                              620,172                    558,166
Interest expense                                                               (6,143)                    (6,143)
                                                                         ------------               ------------
              Total other income                                         $    614,029               $    552,023
                                                                         ------------               ------------

Income before income taxes                                                  4,112,604                  2,299,530

Income tax expense                                                            942,000                    439,000
                                                                         ------------               ------------
Net income from continuing operations                                    $  3,170,604               $  1,860,530
                                                                         ------------               ------------
Discontinued operations:
  Income from discontinued operations
    of Anaren Europe (note 13)                                                 81,713                         --
                                                                         ------------               ------------
Net income                                                               $  3,252,317               $  1,860,530
                                                                         ============               ============
Basic earnings per share:
  Income from continuing operations                                      $       0.19               $       0.10
  Income from discontinued operations                                              --                         --
                                                                         ------------               ------------
    Net income                                                           $       0.19               $       0.10
                                                                         ============               ============
Diluted earnings per share:
  Income from continuing operations                                      $       0.19               $       0.09
  Income from discontinued operations                                              --                         --
                                                                         ------------               ------------
    Net income                                                           $       0.19               $       0.09
                                                                         ============               ============
Shares used in computing net earnings per share:
        Basic                                                              16,946,993                 19,336,007
                                                                         ============               ============
        Diluted                                                            17,547,333                 19,801,542
                                                                         ============               ============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                Nine Months Ended
                             March 31, 2006 and 2005
                                   (Unaudited)

                                                                         March 31, 2006            March 31, 2005
                                                                         --------------            --------------
                                                                     (Restated - See note 1)
Net sales                                                                   $76,334,454               $70,340,797

Cost of sales                                                                48,684,975                48,536,159
                                                                            -----------               -----------
        Gross profit                                                         27,649,479                21,804,638
                                                                            -----------               -----------

Operating expenses:
        Marketing                                                             5,290,326                 5,150,892
        Research and development                                              6,491,045                 4,667,230
        General and administrative                                            7,771,713                 6,500,755
        Restructuring (note 7)                                                       --                   458,335
                                                                            -----------               -----------
              Total operating expenses                                       19,553,084                16,777,212
                                                                            -----------               -----------

Operating income                                                              8,096,395                 5,027,426
Other income, primarily interest                                              1,744,738                 1,090,937
Interest expense                                                                (18,429)                  (21,785)
                                                                            -----------               -----------
              Total other income                                              1,726,309                 1,069,152
                                                                            -----------               -----------

Income before income taxes                                                    9,822,704                 6,096,578

Income tax expense                                                            2,416,000                 1,274,000
                                                                            -----------               -----------

Net income from continuing operations                                       $ 7,406,704               $ 4,822,578
                                                                            ===========               ===========

Discontinued operations:
  Income from discontinued operations
    of Anaren Europe (note 13)                                                   81,713                        --
                                                                            -----------               -----------
Net income                                                                  $ 7,488,417               $ 4,822,578
                                                                            ===========               ===========

Basic earnings per share:
  Income from continuing operations                                         $      0.43               $      0.24
  Income from discontinued operations                                              0.01                        --
                                                                            -----------               -----------
    Net income                                                              $      0.44               $      0.24
                                                                            ===========               ===========

Diluted earnings per share:
  Income from continuing operations                                         $      0.42               $      0.24
  Income from discontinued operations                                                --                        --
                                                                            -----------               -----------
    Net income                                                              $      0.42               $      0.24
                                                                            ===========               ===========

Shares used in computing net earnings per share:
        Basic                                                                17,124,494                19,689,024
                                                                            ===========               ===========
        Diluted                                                              17,623,362                20,217,742
                                                                            ===========               ===========

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                Nine Months Ended
                             March 31, 2006 and 2005
                                   (Unaudited)

                                                                       March 31, 2006           March 31, 2005
                                                                       --------------           --------------
                                                                   (Restated - See note 1)
Cash flows from operating activities:
     Net income                                                         $  7,488,417             $  4,822,578
     Net income from discontinued operations                                  81,713                       --
                                                                        ------------             ------------
     Net income from continuing operations                                 7,406,704                4,822,578
     Adjustments to reconcile net income from continuing
       operations to net cash provided by operating activities:
         Depreciation                                                      3,593,626                3,676,678
         Impairment loss                                                          --                  272,118
         Amortization of intangibles                                         249,653                  487,427
         Loss on sale of equipment                                            15,875                   67,397
         Loss on sale of securities available for sale                            --                  342,711
         Deferred income taxes                                               247,405                  218,337
         Equity based compensation                                         2,590,491                   39,077
         Provision for doubtful accounts                                     (12,613)                  84,124
         Tax benefit from exercise of stock options                               --                   13,536
         Changes in operating assets and liabilities:
           Receivables                                                      (818,955)                 783,753
           Inventories                                                    (2,439,772)              (3,111,932)
           Other receivables                                                 186,506                  106,278
           Other current assets                                             (186,108)                 198,372
           Accounts payable                                                 (876,135)              (2,308,380)
           Accrued expenses                                                  143,607                 (877,045)
           Income taxes payable                                              (35,292)                 318,353
           Customer advance payments                                         483,722                 (407,536)
           Other liabilities                                                 700,990                  163,169
           Postretirement benefit obligation                                (284,533)                (264,603)
                                                                        ------------             ------------
             Net cash provided by operating activities
               from continuing operations                                 10,965,171                4,624,412
     Net cash used in operating activities
       from discontinued operations                                          (97,241)                      --
                                                                                                 ------------
     Net cash provided by operating activities                            10,867,930                4,624,412

Cash flows from investing activities:
     Capital expenditures                                                 (4,316,623)              (8,258,546)
     Proceeds from sale of equity securities                                   1,000                2,746,130
     Proceeds from sale of equipment                                              --                  160,000
     Maturities of marketable debt and auction rate securities            77,172,784               89,422,942
     Purchase of marketable debt and auction rate securities             (74,269,000)             (80,225,097)
                                                                        ------------             ------------
             Net cash provided by (used in) investing activities          (1,411,839)               3,845,429
                                                                        ------------             ------------
Cash flows from financing activities:
     Stock options exercised                                               1,783,491                  180,771
     Tax benefit from exercise of stock options                              378,318                       --
     Purchase of treasury stock                                           (9,803,481)             (20,900,147)
                                                                        ------------             ------------
             Net cash used in financing activities                        (7,641,672)             (20,719,376)
                                                                        ------------             ------------

     Effect of exchange rates                                                 47,035                   (2,151)
                                                                        ------------             ------------
             Net increase (decrease) in cash and cash equivalents          1,861,454              (12,251,686)
Cash and cash equivalents at beginning of period                           5,900,841               23,303,263
                                                                        ------------             ------------
Cash and cash equivalents at end of period                              $  7,762,295             $ 11,051,577
                                                                        ============             ============
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Period For:
       Interest                                                         $     12,286             $     21,785
                                                                        ============             ============
       Income taxes, net of refunds                                     $  1,802,569             $    742,036
                                                                        ============             ============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments and those described in note 1 herein) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The results of operations for the nine months ended March 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2006, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the nine months ended March 31, 2006 and 2005 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Restatement of Financial Statements

The Company has determined that an error occurred related to the timing of the recording of the foreign currency translation adjustment gain recognized upon final liquidation of its European subsidiary in the quarter ended March 31, 2006. This gain, which amounted to $735,464, was previously recorded in the third quarter of fiscal 2006, and upon further review should properly have been recorded in the second quarter of fiscal 2004 (three months ended December 31, 2003) when substantially all the physical assets of the European corporation had been liquidated. As a result of this error, the Company has determined that its net income for the three and nine months ended March 31, 2006 was overstated.

The Company also determined that an error had occurred in the computer program used by the Company to value work-in-process inventory, resulting in a misstatement of inventory. As a result of this error, the Company has determined that its inventory at March 31, 2006 and its net income for the three months and nine months ended March 31, 2006 were both overstated.

Additionally, the Company has corrected certain errors in accounting for income taxes related to the expiration of the Research and Experimentation federal tax credits at the end of calendar 2005, which had previously been considered immaterial.

The Company's previously issued consolidated condensed financial statements for the three and nine months ended March 31, 2006 have been restated to correct the accounting for the following items:

      o Recording in the third quarter and the first nine months of fiscal 2006 a $735,464 reduction in income from discontinued operations of Anaren Europe to correct the timing of the recognition of the remaining foreign currency translation adjustment gain upon final liquidation of that corporation.

      o Recording in the third quarter of fiscal 2006 a $284,457 reduction in inventory to correct an overstatement of work-in-process inventory at March 31, 2006 caused by an error in the Company's inventory valuation software. Additionally, $6,426 was recorded as a reduction in cost of sales affecting the third quarter, and $284,457 was recorded as additional cost of sales for the first nine months of fiscal 2006.

      o Recording in the third quarter and first nine months of fiscal 2006 increases in income tax expense of $50,000 and $7,000, respectively, due to the reduction in taxable income caused by the inventory error correction and the addition to tax expense to properly reflect the expiration of the research and experimentation credit at the end of calendar 2005.

      o Recording an increase in taxes payable of $7,000 as a result of the increase in income tax expense for the nine months ended March 31, 2006.

The following tables summarize the effect of the restatement adjustments on the consolidated condensed financial statements as of and for the three and nine months ended March 31, 2006:

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      2006              2006
                                                                      ----              ----
                                                                  (Previously
                                                                    Reported)        (Restated)
Cost of sales                                                      $16,458,102       $16,451,676
Gross profit                                                        10,242,981        10,249,407
Operating income                                                     3,492,149         3,498,575
Income before income taxes                                           4,106,178         4,112,604
Income tax expense                                                     892,000           942,000
Net income from continuing operations                                3,214,178         3,170,604
Income from discontinued operations of Anaren Europe                   817,177            81,713
Net income                                                         $ 4,031,355       $ 3,252,317
Basic earnings per share:
         Income from continuing operations                         $      0.19       $      0.19
         Income from discontinued operations                       $      0.05       $      0.00
                  Net Income                                       $      0.24       $      0.19
Diluted earnings per share
         Income from continuing operations                         $      0.18       $      0.19
         Income from discontinued operations                       $      0.05       $      0.00
                  Net income                                       $      0.23       $      0.19

                                                                     Nine Months Ended March 31,
                                                                     ---------------------------
                                                                        2006             2006
                                                                        ----             ----
                                                                     (Previously
                                                                      Reported)       (Restated)
Cost of sales                                                        $48,400,518     $48,684,975
Gross profit                                                          27,933,936      27,649,479
Operating income                                                       8,380,852       8,096,395
Income before income taxes                                            10,107,161       9,822,704
Income tax expense                                                     2,409,000       2,416,000
Net income from continuing operations                                  7,698,161       7,406,704
Income from discontinued operations of Anaren Europe                     817,177          81,713
Net income                                                           $ 8,515,338     $ 7,488,417
Basic earnings per share:
         Income from continuing operations                           $      0.45     $      0.43
         Income from discontinued operations                         $      0.05     $      0.01
                  Net Income                                         $      0.50     $      0.44
Diluted earnings per share
         Income from continuing operations                           $      0.43     $      0.42
         Income from discontinued operations                         $      0.05     $      0.00
                  Net income                                         $      0.48     $      0.42

                                                                           As of March 31,
                                                                           ---------------
                                                                        2006             2006
                                                                        ----             ----
                                                                     (Previously
                                                                      Reported)       (Restated)
Inventories                                                         $ 22,127,577    $ 21,843,120
Total current assets                                                 116,056,348     115,771,891
Total assets                                                         178,388,040     178,103,583
Income taxes payable                                                   1,458,796       1,465,796
Total current liabilities                                             10,033,508      10,040,508
Total liabilities                                                     16,533,750      16,540,750
Retained earnings                                                     67,175,144      66,883,687
Total stockholders' equity                                           161,854,144     161,562,833
Total liabilities and stockholders' equity                          $178,388,040    $178,103,583

The adjustments to the balance sheet and income statement at and for the three and nine months ended March 31, 2006 had no impact on total cash flows from operating, investing and financing activities.

The restatement of the consolidated financial statements also affected footnotes 5, 10, 13 and 14.

The balance sheet at June 30, 2005 has been revised to reflect the effect of recording the foreign currency translation gain in the second quarter of fiscal 2004 instead of the third quarter fiscal 2006 as follows:

                                                     As of June 30,
                                                     --------------
                                                 2005               2005
                                                 ----               ----
                                             (Previously
                                               Reported)         (Restated)

Retained earnings                            $ 58,659,807      $ 59,395,271
Accumulated other comprehensive loss             (747,539)       (1,483,003)

NOTE 2: Intangible Assets

INTANGIBLE ASSETS:

Intangible assets as of March 31, 2006 and June 30, 2005 are as follows:

                                             March 31                       June 30
                                   ---------------------------   ----------------------------
                                   Gross Carrying  Accumulated   Gross Carrying  Accumulated
                                       Amount      Amortization      Amount      Amortization
                                   --------------  -----------   --------------  ------------
Patent                              $   574,966     $  485,128    $   574,966    $  431,225
Customer Base                         1,350,000      1,031,250      1,350,000       862,500
Trade Name                              320,000        320,000        320,000       320,000
Non-Competition Agreements              180,000        165,000        180,000       138,000
Favorable Lease                         600,000        600,000        600,000       600,000
                                     ----------     ----------     ----------    ----------
  Total                              $3,024,966     $2,601,378     $3,024,966    $2,351,725
                                     ==========     ==========     ==========    ==========

Intangible asset amortization expense for nine month period ended March 31, 2006 and 2005 aggregated $249,653 and $487,427, respectively, while amortization expense for the three month period ended March 31, 2006 and 2005 aggregated $83,218 and $83,217, respectively.

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

Equity based compensation expense included in operating expenses are classified as follows on March 31, 2006:

                                             Three Months       Nine Months
                                                Ended              Ended
                                                -----              -----

Cost of goods sold                             $216,115         $  737,631
Marketing                                        67,891            205,357
Research and development                        109,679            237,381
General and administrative                      441,328          1,323,221
                                               --------         ----------
                                               $835,013         $2,503,590
                                               ========         ==========

As of March 31, 2006, there were 2,902,371 stock options outstanding. At March 31, 2006, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model was $6,891,744 (net of estimated forfeitures). During the nine months ended March 31, 2006, the Company granted 376,000 non-statutory stock options, with a fair value of $3,220,546 (net of estimated forfeitures), and 53,810 options were forfeited and/or expired. New option grants made after July 1, 2005, as well as option grants issued prior to that date have been valued using a Black-Scholes option valuation model.

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

                                                Three months ended         Nine Months Ended
                                                  March 31, 2005            March 31, 2005
                                                  --------------            --------------
Net income, as reported                             $  1,860,530              $4,822,578

Deduct total equity based employee
  compensation expense determined under
  fair   value based method for all awards, net
  of related tax effects                               1,862,920               5,588,760
                                                    ------------              ----------

Pro forma net loss                                  $    (2,390)            $  (766,182)
                                                    ============              ==========
Earnings (loss) per share:
     Basic - as reported                                   $0.10                $0.24
     Basic - pro forma                                     $0.00               $(0.04)

     Diluted - as reported                                 $0.09                $0.24
     Diluted - pro forma                                   $0.00               $(0.04)

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
                                             =========

The following table summarizes significant ranges of outstanding and exercisable options at March 31, 2006:

                             Options outstanding                                     Options exercisable
---------------------------------------------------------------------------------------------------------------
 Range of exercise         Shares         Weighted average   Weighted average     Shares      Weighted average
       prices                            remaining life in    exercise price                    exercise price
                                               years
---------------------------------------------------------------------------------------------------------------
$1.00 - $5.00               138,800             0.64               $2.28           138,800            2.28
---------------------------------------------------------------------------------------------------------------
$5.01 - $15.00            2,371,851             5.69              $11.62         1,367,931           11.13
---------------------------------------------------------------------------------------------------------------
$15.01 - $40.00             217,120             4.56              $20.07           182,196           20.30
---------------------------------------------------------------------------------------------------------------
$40.01 - $65.00             174,600             4.57              $54.64           174,600           53.12
---------------------------------------------------------------------------------------------------------------
                          2,902,371                                              1,863,527
---------------------------------------------------------------------------------------------------------------

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

For the nine month period ended March 31, 2006, the Company used the Simplified Method to estimate the expected term of the expected life of stock option grants as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, for each award granted. Expected volatility for the nine month period ended March 31, 2006, is based on historical volatility levels of the Company's common stock. The risk-free interest rate for the nine month period ended March

31, 2006 is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

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

NOTE 4: Securities

The amortized cost and fair value of securities are as follows:

                                                                     March 31, 2006
                                                                     --------------
                                                                  Gross           Gross
                                                Amortized       Unrealized      Unrealized
                                                  Cost            Gains           Losses         Fair Value
                                                  ----            -----           ------         ----------
Securities available for sale:
     Auction rate securities                   $35,094,112       $     --       $      --        $35,094,112
                                               -----------       --------       ---------        -----------
         Total securities
         available-for-sale                    $35,094,112       $     --       $      --        $35,094,112
                                               ===========       ========       =========        ===========
Securities held to maturity:
     Municipal bonds                           $27,995,320       $     --       $(171,320)       $27,824,000
     Commercial paper                            2,728,628             --              --          2,728,628
     Corporate bonds                             3,637,131             --          (5,565)         3,631,566
     Zero coupon bonds                                  --             --              --                 --
     Federal agency bonds                        3,749,452            154         (43,295)         3,706,311
                                               -----------       --------       ---------        -----------
         Total securities held to maturity     $38,110,531       $    154       $(220,180)       $37,890,505
                                               ===========       ========       =========        ===========

                                                                  June 30, 2005
                                                                  -------------
                                                                  Gross           Gross
                                                Amortized       Unrealized      Unrealized
                                                  Cost            Gains           Losses         Fair Value
                                                  ----            -----           ------         ----------
Securities available for sale:
     Auction rate securities                   $19,700,000       $     --       $      --        $19,700,000
                                               -----------       --------       ---------        -----------
         Total securities
           Available-for-sale                  $19,700,000       $     --       $      --        $19,700,000
                                               ===========       ========       =========        ===========

Securities held to maturity:
     Municipal bonds                           $37,746,195       $  1,702       $(198,447)       $37,549,450
     Commercial paper                            2,141,851             --              --          2,141,851
     Corporate bonds                            10,792,879            185         (50,276)        10,742,788
     Zero coupon bonds                           1,977,785             --         (11,205)         1,966,580
     Federal agency bonds                        3,749,717             --         (21,627)         3,728,090
                                               -----------       --------       ---------        -----------
         Total securities held to maturity     $56,408,427       $  1,887       $(281,555)       $56,128,759
                                               ===========       ========       =========        ===========

The unrealized losses on the Company's held to maturity marketable debt securities were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until recovery of their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006.

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

                                                            March 31, 2006              June 30, 2005
                                                            --------------              -------------
                                                                        Fair                        Fair
                                                                       Market                      Market
                                                           Cost         Value         Cost          Value
                                                           ----         -----         ----          -----
Within one year                                        $32,608,063   $32,440,292   $36,307,880   $36,176,998
One year to five years                                   5,502,468     5,450,213    20,100,547    19,951,761
                                                       -----------   -----------   -----------   -----------
     Total                                             $38,110,531   $37,890,505   $56,408,427   $56,128,759
                                                       ===========   ===========   ===========   ===========

Contractual maturities of auction rate securities available for sale are summarized as follows:

                                                            March 31, 2006              June 30, 2005
                                                            --------------              -------------
                                                                        Fair                        Fair
                                                                       Market                      Market
                                                           Cost         Value         Cost          Value
                                                           ----         -----         ----          -----
Within one year                                        $35,094,112   $35,094,112   $16,200,000   $16,200,000
One year to five years                                          --            --     3,500,000     3,500,000
                                                       -----------   -----------   -----------   -----------
     Total                                             $35,094,112   $35,094,112   $19,700,000   $19,700,000
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

During the three months and nine months ended March 31, 2006, the Company sold securities available for sale and recognized losses of $0 and $342,711, respectively, that are included in other income in the Company's Statements of Earnings for those periods.

NOTE 5: Inventories (Restated)

Inventories are summarized as follows:

                                              March 31, 2006     June 30, 2005
                                              --------------     -------------
                                                (Restated)
                                                ----------

             Component parts                   $ 10,086,883      $ 10,369,049
             Work in process                      9,129,992         7,709,465
             Finished goods                       3,957,605         2,766,157
                                               ------------      ------------
                                               $ 23,174,480      $ 20,844,671
             Reserve for obsolescence            (1,331,360)       (1,441,323)
                                               ------------      ------------
             Net inventory                     $ 21,843,120      $ 19,403,348
                                               ============      ============

NOTE 6: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                                 March 31, 2006   June 30, 2005
                                                 --------------   -------------

             Land and land improvements            $ 2,207,823      $ 2,207,823
             Buildings, furniture and fixtures      17,061,510       16,654,351
             Machinery and equipment                55,554,347       51,680,883
                                                   -----------      -----------
                                                   $74,823,680      $70,543,057
             Less accumulated depreciation
              and amortization                     (49,133,905)     (45,559,404)
                                                   -----------      -----------
                                                   $25,689,775      $24,983,653
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

                        Balance    Nine months ended March 31, 2006  Balance
                        June 30,    Costs            Cash            March 31,
                          2005     Incurred       Expenditures         2006
                          ----     --------       ------------         ----

Severance payments      $19,863    $    --          $19,863          $    --
                        -------    -------          -------          -------
                        $19,863    $    --          $19,863          $    --
                        =======    =======          =======          =======

NOTE 9: Other Liabilities

             Other liabilities consist of the following:

                                            March 31, 2006        June 30, 2005
                                            --------------        -------------
             Deferred compensation            $  757,973            $  650,064
             Pension liability                         -               675,000
             Other                               382,847               287,450
                                              ----------            ----------
                                               1,140,820             1,612,514
             Less current portion                447,847             1,044,759
                                              ----------            ----------
                                              $  692,973            $  567,755
                                              ==========            ==========

NOTE 10: Net Income (Loss) Per Share (Restated)

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

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                                          Three Months Ended               Nine Months Ended
                                                                          ------------------               -----------------
                                                                               March 31                          March 31
                                                                      2006              2005              2006              2005
                                                                      ----              ----              ----              ----
                                                                   (Restated)                          (Restated)
Numerator:

Net income from continuing operations                               $3,170,604        $1,860,530        $7,406,704        $4,822,578
                                                                   ===========       ===========       ===========       ===========
Denominator:

Denominator for basic earnings per share:

           Weighted average shares outstanding                      16,946,993        19,336,007        17,124,494        19,689,024
                                                                   ===========       ===========       ===========       ===========
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding                        16,946,993        19,336,007        17,124,494        19,689,024
         Common stock options
           and restricted stock                                        600,340           465,535           498,869           528,718
                                                                   -----------       -----------       -----------       -----------
Weighted average shares and conversions                             17,547,333        19,801,542        17,623,362        20,217,742
                                                                   ===========       ===========       ===========       ===========

NOTE 11: Components of Net Periodic Pension Benefit Costs

                                       Three Months Ended    Nine Months Ended
                                       ------------------    -----------------
                                            March 31             March 31
                                        2006       2005       2006       2005
                                        ----       ----       ----       ----
Service cost                          $ 85,587    $61,825   $256,761   $185,475
Interest cost                          151,795    141,090    455,385    423,270
Expected return on plan assets        (173,365)  (156,687)  (520,095)  (470,060)
Amortization of prior service cost        (808)     2,623     (2,424)     7,868
Amortization of the net (gain) loss     47,436     12,414    142,308     37,242
                                      --------   --------   --------   --------
Net periodic benefit cost             $110,645   $ 61,265   $331,935   $183,795
                                      ========   ========   ========   ========

Expected Pension Contributions

Contributions for fiscal 2006 were $486,012.

Estimated Future Pension Benefit Payments

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

July 1, 2005 - June 30, 2006 .....................................   $   402,899
July 1, 2006 - June 30, 2007 .....................................       405,260
July 1, 2007 - June 30, 2008 .....................................       472,452
July 1, 2008 - June 30, 2009 .....................................       483,474
July 1, 2009 - June 30, 2010 .....................................       521,588
Years 2010 - 2014 ................................................     2,981,761

NOTE 12: Components of Net Periodic Postretirement Health Benefit Costs

                                        Three Months Ended   Nine Months Ended
                                        ------------------   -----------------
                                             March 31            March 31
                                         2006       2005       2006      2005
                                         ----       ----       ----      ----

Service cost                           $14,285    $15,286    $42,855    $45,858
Interest cost                           46,327     27,802    138,981     83,406
Amortization of the net (gain) loss     18,788      4,617     56,364     13,851
                                       -------    -------   --------   --------
Postretirement health benefit costs    $79,400    $47,705   $238,200   $143,115
                                       =======    =======   ========   ========

Expected Postretirement Health Contributions

Expected contributions for fiscal 2006 are $175,839, net of $17,501 expected subsidy receipts.

NOTE 13: Discontinued Operations (Restated)

During the quarter ended March 31, 2006, final liquidation of the Company's Anaren Europe operation took place. The results of operations for Anaren Europe for the prior fiscal years have been classified as discontinued operations in the Statement of Earnings. Components of the income from discontinued operations of Anaren Europe for the three months and nine months ended March 31 are as follows:

                                      Three Months Ended       Nine Months Ended
                                      ------------------       -----------------
                                           March 31                March 31
                                         2006      2005          2006     2005
                                         ----      ----          ----     ----

Income from liquidation of
  net assets (restated)                $ 81,713  $    --       $ 81,713  $   --

Any tax related effects of such discontinued operations have been recognized in prior fiscal years.

NOTE 14: Segment Information (Restated)

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                     Space &        Corporate and
                                                Wireless             Defense          Unallocated         Consolidated
                                                --------             -------          -----------         ------------
Net sales:
Three months ended:
       March 31, 2006                           16,014,209          10,686,874                  --          26,701,083
       March 31, 2005                           14,155,895           7,627,523                  --          21,783,418
Nine months ended:
       March 31, 2006                           47,919,045          28,415,409                  --          76,334,454
       March 31, 2005                           47,930,254          22,410,543                  --          70,340,797

Operating income:
     Three months ended:
       March 31, 2006 (restated)                 1,522,071           1,976,504                  --           3,498,575
       March 31, 2005                              482,772           1,264,735                  --           1,747,507
     Nine months ended:
       March 31, 2006 (restated)                 4,801,295           3,295,100                  --           8,096,395
       March 31, 2005                              394,803           4,632,623                  --           5,027,426

Goodwill and intangible assets:
     March 31, 2006                             31,139,449                  --                  --          31,139,449
     June 30, 2005                              31,389,102                  --                  --          31,389,102

Identifiable assets:*
       March 31, 2006 (restated)                19,752,896          17,340,106         109,871,132         146,964,134
       June 30, 2005                            21,497,591          12,685,903         109,909,259         144,092,753

Depreciation:**
     Three months ended:
       March 31, 2006 (restated)                   644,346             558,203                  --           1,202,549
       March 31, 2005                              673,888             500,618                  --           1,174,506
     Nine months ended:
       March 31, 2006 (restated)                 1,890,305           1,703,321                  --           3,593,626
       March 31, 2005                            2,223,986           1,452,692                  --           3,676,678

Intangibles amortization: ***
     Three months ended:
       March 31, 2006                               83,218                  --                  --              83,218
       March 31, 2005                               83,217                  --                  --              83,217
     Nine months ended:
       March 31, 2006                              249,653                  --                  --             249,653
       March 31, 2005                              487,427                  --                  --             487,427

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

The final liquidation and dissolution of the Company's European corporate structure was concluded during the quarter ended March 31, 2006. As part of this liquidation and dissolution, the Company recognized income from discontinued operations of $81,713 (restated) resulting from final asset and liability liquidation.

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

Results of Operations

Net sales for the three months ended March 31, 2006 were $26.7 million, up $4.9 million from $21.8 million for the third quarter of fiscal 2005. Net income for the third quarter of fiscal 2006 was $3.3 million (restated), or 12.2% (restated) of net sales, up $1.4 million (restated), or 75% (restated) from net income of $1.9 million in the third quarter of fiscal 2005.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                                      Three Months Ended             Nine Months Ended
                                                                Mar. 31, 2006    Mar. 31, 2005   Mar. 31, 2006   Mar. 31, 2005
                                                                -------------    -------------   -------------   -------------
                                                                  (Restated)                       (Restated)
Net Sales                                                           100.0%           100.0%           100.0%           100.0%

Cost of sales                                                        61.6%            67.2%            63.8%            69.0%
                                                                    -----            -----            -----            -----
Gross profit                                                         38.4%            32.8%            36.2%            31.0%
                                                                    -----            -----            -----            -----
Operating expenses:
   Marketing                                                          6.8%             6.9%             6.9%             7.3%
   Research and development                                           8.2%             7.5%             8.5%             6.6%
   General and administrative                                        10.3%            10.4%            10.2%             9.3%
   Restructuring                                                      0.0%             0.0%             0.0%             0.7%
                                                                    -----            -----            -----            -----
     Total operating expenses                                        25.3%            24.8%            25.6%            23.9%
                                                                    -----            -----            -----            -----

Operating income                                                     13.1%             8.0%            10.6%             7.1%
                                                                    -----            -----            -----            -----
Other income (expense):

     Other, primarily interest income                                 2.3%             2.5%             2.3%             1.6%
     Interest expense                                                 0.0%             0.0%             0.0%             0.0%
                                                                    -----            -----            -----            -----
     Total other income (expense), net                                2.3%             2.5%             2.3%             1.6%
                                                                    -----            -----            -----            -----

Income from continuing operations
  before income tax                                                  15.4%            10.5%            12.9%             8.7%
Income taxes                                                          3.5%             2.0%             3.2%             1.8%
                                                                    -----            -----            -----            -----
Income from continuing operations                                    11.9%             8.5%             9.7%             6.9%
                                                                    =====            =====            =====            =====
Discontinued operations:
Income (loss) from discontinued
  operations of Anaren Europe                                         0.3%             0.0%             0.1%             0.0%
Income tax benefit                                                    0.0%             0.0%             0.0%             0.0%
                                                                    -----            -----            -----            -----
Net income (loss) from discontinued
  operations                                                          0.3%             0.0%             0.1%             0.0%
                                                                    -----            -----            -----            -----

Net income                                                           12.2%             8.5%             9.8%             6.9%
                                                                    =====            =====            =====            =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                               Three Months Ended         Nine Months Ended
                               ------------------         -----------------
                                    March 31                  March 31
                                    --------                  --------
                               2006         2005          2006        2005
                               ----         ----          ----        ----

Wireless                      $16,014      $14,156       $47,919     $47,930
Space and Defense              10,687        7,628        28,415      22,411
                              -------      -------       -------     -------
     Total                    $26,701      $21,784       $76,334     $70,341
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

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the third quarter of fiscal 2006 was $10.2 million (restated), (38.4% (restated) of net sales), up $3.0 million (restated) from $7.2 million (32.8% of net sales) for the same quarter of the prior year. Gross profit on sales increased in the third quarter of fiscal 2006 over the third quarter of last year due to the higher sales volume and favorable manufacturing efficiencies. These efficiencies resulted from higher production volumes at our lower cost China facility and from yield improvements and manufacturing overhead cost savings realized by combining the RF Power and Amitron production facilities in one building as Anaren Ceramics. Cost of sales included the recognition of $215,000 of stock option equity based compensation expense, while cost of sales in the third quarter of last year did not include costs associated with equity based compensation expense.

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

Operating Income. Operating income increased $1.8 million (restated), or 100% (restated) in the third quarter of fiscal 2006 to $3.5 million (restated) (13.1% (restated) of net sales) compared to $1.7 million (8.0% of net sales) for the third quarter of last fiscal year. In the third quarter of fiscal 2006, operating income was reduced by $835,000 for stock option equity based compensation expense. Operating income for the third quarter of fiscal 2005 (the prior year) does not include any expense for stock option equity based compensation.

On a reporting segment basis, Wireless operating income was $1.5 million (restated) for the third quarter of fiscal 2006 (including $404,000 of stock option equity based compensation expense) up $1.0 million from Wireless operating income of $483,000 (restated) for the third quarter of last year. Wireless operating income improved significantly in the current third quarter due to continuing cost savings achieved through the consolidation of the RF Power and Amitron operations in fiscal 2005, the absence of consolidation and charges ($397,000 in the third quarter of fiscal 2005), cost efficiencies resulting from higher manufacturing volumes in the Company's China operation and a more favorable wireless product mix in the current third quarter, compared to the third quarter of last fiscal year.

Space and Defense operating income rose $700,000 (restated) in the third quarter of fiscal 2006 to $2.0 million (restated) (including $431,000 of stock option equity based compensation expense) compared to $1.3 million (with no stock option equity based compensation expense) in the third quarter of fiscal 2005. This increase resulted from the large number of new Space and Defense programs entering production over the second half of last fiscal year and the first half of fiscal 2006, which drove revenues to record levels in the current third quarter. The higher shipment levels coupled with the passage of these newer programs from initial to full production has resulted in better manufacturing efficiencies in the current third quarter. Operating margin in this group are expected to fluctuate based on sales volume and mature production volumes.

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

Income Taxes. Income taxes for the third quarter of fiscal 2006 were $942,000 (3.5% of net sales) (restated), representing an effective tax rate of 22.9% (restated). This compares to income tax expense of $439,000 (2.0% of net sales) for the third quarter of fiscal 2005, representing an effective tax rate of 19.1%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income, foreign tax benefits and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2006 is approximately 24.3% compared to an actual effective tax rate of 19.0% for fiscal 2005. The increase in the projected effective tax rate is a result of (a) the higher level of income; (b) the expiration of the federal Research and Experimentation credit at the end of calendar 2005; and (c) the amount of nondeductible incentive stock option equity based compensation expense expected in fiscal 2006 compared to the level of deductible non-statutory stock option equity based compensation expenses resulting from the adoption of SFAS 123R. Stock options issued prior to the adoption of SFAS 123R, were mainly incentive stock options and are presently generating the majority of the company's equity based employee stock option compensation expense. Compensation expense for these options, under SFAS 123R, does not generate a tax deduction and related deferred tax benefit. New options granted after the adoption of SFAS 123R are expected to be mainly non-statutory stock options, which will generate a tax deduction and related deferred tax benefit.

Discontinued Operations. (Restated) Discontinued operations represents the result of liquidation and dissolution of the Company's Anaren Europe corporate structure which ceased operation December 2003. During the third quarter ended March 31, 2006 and in conjunction with the finalization of Anaren Europe's bankruptcy proceeding, the Company performed the final liquidation of its Anaren Europe corporate structure. As a result of this liquidation, the Company recognized a gain of $82,000 from the liquidation of the remaining assets.

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

Gross Profit. Gross profit for the first nine months of fiscal 2006 was $27.6 million (restated) (36.2% of net sales) (restated) up $5.8 million (restated) from $21.8 million (31.0% of net sales) for the same period of the prior year. Gross profit on sales increased in the first nine months of fiscal 2006 over the first nine months of last year due to favorable manufacturing efficiencies and a more favorable product mix in the current year. These efficiencies resulted from higher production volumes at our lower cost China facility and in our Defense group, as well as manufacturing overhead cost savings realized by combining the RF Power and Amitron production facilities into one building at Anaren Ceramics. Current year growth in gross profit was lowered by the recognition of $738,000 of stock option equity based compensation expense in the first nine months of fiscal 2006.

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

Operating Income. Operating income increased $3.1 million (restated), or 61.0% (restated) in the first nine months of fiscal 2006 to $8.1 million (restated) (10.6% of net sales) (restated) compared to $5.0 million (7.1% of net sales) for the first nine months of last fiscal year. In the first nine months of fiscal 2006, operating income was reduced by $2.5 million for stock option equity based compensation expense. Operating income for the first nine months of fiscal 2005 (the prior year) does not include any expense for stock option equity based compensation. Operating income has improved significantly in fiscal 2006 due to manufacturing efficiencies achieved through operation consolidations and sales volume increases, the relative flat levels of marketing and general and administrative expense in fiscal 2006 compared to fiscal 2005 and the absence of one time consolidation and restructuring charges in the current year compared to fiscal 2005 which included $1.5 million of one-time charges in the first nine months.

On a reporting segment basis, Wireless operating income was $4.8 million (restated) for the first nine months of fiscal 2006 (including $1.2 million of stock option equity based compensation expense) up $4.4 million (restated) from Wireless operating income of $395,000 for the first nine months of last year.
Wireless operating income improved significantly in the current first nine months due to cost savings achieved through the consolidation of the RF Power and Amitron operations in fiscal 2005, the absence of consolidation charges ($1.5 million in the first nine months of fiscal 2005), cost efficiencies resulting from higher manufacturing volumes in the Company's China operation and a more favorable wireless product mix in the current first nine months, compared to the first nine months of last fiscal year.

Space and Defense operating income fell $1.3 million (restated) in the first nine months of fiscal 2006 to $3.3 million (restated) (including $1.3 million of stock option equity based compensation expense) compared to $4.6 million in the first nine months of fiscal 2005. This decrease, despite a rise in sales volume, resulted from the large number of new Space and Defense programs entering production over the second half of last fiscal year and the current first nine months of fiscal 2006, as well as the $1.3 million of stock option equity based compensation. These programs in their early production phase require a higher level of engineering support, have higher scrap costs and lower manufacturing efficiencies than more mature programs. Operating margins in this group improved in the third quarter and are expected to improve further as the new programs mature.

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

Income Taxes. Income taxes for the first nine months of fiscal 2006 were $2.4 million (restated) (3.2% (restated) of net sales) representing an effective tax rate of 24.6% (restated). This compares to income tax expense of $1.3 million (1.8% of net sales) for the first nine months of fiscal 2005, representing an effective tax rate of 20.1%. The company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2006 is between 24.3% compared to an actual effective tax rate of 19% for fiscal 2005. The increase in the projected effective tax rate is a result of both the higher level of income, the expiration of the federal research and experimentation credit at the end of calendar 2005 and the amount of nondeductible incentive stock option equity based compensation expense expected in fiscal 2006 compared to the level of deductible non-statutory stock option equity based compensation expense resulting from the adoption of SFAS 123R. Stock options issued prior to the adoption of SFAS 123R, were mainly incentive stock options and are presently generating the majority of the company's equity based employee stock option compensation expense. Compensation expense for these options, under SFAS 123R, does not generate a tax deduction and related deferred tax benefit. New options granted after the adoption of SFAS 123R are expected to be mainly non-statutory stock options, which will generate a tax deduction and related deferred tax benefit.

Discontinued Operations. (Restated) Discontinued operations represents the result of liquidation and dissolution of the Company's Anaren Europe corporate structure which ceased operation December 2003. During the third quarter ended March 31, 2006 and in conjunction with the finalization of Anaren Europe's bankruptcy proceeding, the Company performed the final liquidation of its Anaren Europe corporate structure. As a result of this liquidation, the Company recognized a gain of $81,713 (restated) from the liquidation of the remaining assets.

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

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended March 31, 2006 was $10.9 million, while net cash provided by operations for the first nine months of the prior year was $4.6 million. The positive cash flow from operations in the current nine months was due to the high level of net income before depreciation and non cash equity compensation, which more than off-set the $3.3 million (restated) used to fund the current inventory and accounts receivable increase. The positive cash flow from operations in the first nine months of fiscal 2005 was due primarily to income before depreciation and amortization for the period coupled with a $1.1 million decline in trade and other receivables which off-set a $3.1 million increase in inventory and a $3.1 million pay down of current liabilities.

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

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments at March 31, 2006 are as follows:

                                                     Payment Due by Period
                                                     ---------------------
                                                   Less
                                       Total      than 1 Yr.  2-3 Yrs    4-5 Yrs   Over 5 Yrs
                                       -----      ----------  -------    -------   ----------
Contractual obligations
-----------------------
Operating leases - facilities        $3,739,684   $501,635   $967,610   $908,176   $1,362,263
Deferred compensation                   354,120     65,000    130,000    130,000       29,120

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

Forward-Looking Cautionary Statement

The statements contained in this Form 10-Q/A which are not historical information are "forward-looking statements". These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. Such known factors include, but are not limited to: the need for any follow-on actions in connection with the Company's accounting practices, and the impact of the Company's restatements and the reaction to them from the Company's stockholders and the financial markets in general; unanticipated delays and/or difficulties associated with ramping up the Company's Suzhou China facility to meet existing and anticipated demand for certain Wireless products; unanticipated delays in successfully completing customer orders within contractually required timeframes; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; successfully securing new design wins from our OEM customers, reliance on a limited number of key component suppliers, unpredictable difficulties or delays in the development of new products; order cancellations or extended postponements; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2005 Annual Report, Anaren's Form 10-K for the fiscal year ended June 30, 2005 and Anaren's Form 10-Q (as amended) for the three months ended March 31, 2006 and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses the Company's possible exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q (as amended).

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

Item 4. Controls and Procedures

A.    Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this quarterly report. Management has concluded that the Company's disclosure controls and procedures were not effective due to a material weakness related to the Company's internal control surrounding the accounting for foreign currency translation adjustments for discontinued operations, which resulted in an adjustment to the unaudited interim financial statements for the third quarter of fiscal 2006. Management believes that the accompanying financial statements for the third quarter of fiscal 2006 are presented fairly and that the material weakness has been remediated as of January 26, 2007.

B.    Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

The Company is exposed to certain risk factors that may effect operations and/or financial results. The significant factors known to the Company are described in the Company's most recently filed annual report on Form 10-K and below. There have been no material changes from the risk factors as previously disclosed in the Company's annual report on Form 10-K, except as set forth below:

The filing of this Amended Quarterly Report Could Adversely Affect the Company's Stock Price

This amended Quarterly Report on Form 10-Q/A restates the Company's consolidated condensed financial statements for the three months ended March 31, 2006, modifies related disclosures, and discloses a material weakness in the Company's disclosure controls and procedures. The Company cannot predict the reaction to the filing of this amended Quarterly Report from its shareholders and the financial markets in general. An adverse reaction by its shareholders or the financial markets in general could cause the market price of the Company's Common Stock to decline, potentially rapidly and sharply.

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

---------------------------------------------------------------------------------------------------------------------
     Period                  Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                            Shares (or Units)     per Share (or Unit)      Shares (or Units)     Approximate Dollar
                                Purchased                                Purchased as Part of   Value) of Shares (or
                                                                          Publicly Announced     Units) that May Yet
                                                                           Plans or Programs     Be Purchased Under
                                                                                                the Plans or Programs
---------------------------------------------------------------------------------------------------------------------
 January 2006                       --                        --                    --                 1,078,579
---------------------------------------------------------------------------------------------------------------------
 February 2006                     700                    $15.72                   700                 1,077,879
--------------------------------------------------------------------------------------------------------------------
 March 2006                         --                        --                    --                 1,077,879
---------------------------------------------------------------------------------------------------------------------
 Total                             700                                             700
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

                                        Anaren, Inc.
                                        ------------
                                        (Registrant)

Date: January 31, 2007                  /s/Lawrence A. Sala
                                        ----------------------------------------
                                        Lawrence A. Sala
                                        President & Chief Executive Officer

Date: January 31, 2007                  /s/Joseph E. Porcello
                                        ----------------------------------------
                                        Joseph E. Porcello
                                        Sr. Vice President of Finance, Treasurer