Form 10-K/A
period 2006-06-30
ANAREN  INC
filed 2007-01-31
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                (Amendment No. 2)
(Mark One)

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2006

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the  transition  period from  _______________  to    _________________

      Commission file number 0-6620 __________________

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

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes | | No | x |

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes | | No | x |

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or

      15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | x | No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

      Check  One:  Large   accelerated  filer  |  |  Accelerated  filer  |  x  |
Non-accelerated filer | |

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes | | No | x |

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for use in connection with its 2006 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K/A.

                                     PART I
                                Explanatory Note

      The purpose of this amendment No. 2 to the Company's Annual Report on Form10-K is to restate the Company's consolidated financial statements for the year ended June 30, 2006 ("the financial statements") and to modify the related disclosures. See Note 1 to the financial statements included in this amended Annual Report.

      The restatement arose from the Company's determination that an error had occurred in the computer program used by the Company to value work-in-process inventory resulting in a misstatement of the Company's inventory and pretax income. As a result of this error, the Company has determined that its inventory at June 30, 2006 and its pretax income for the year ended June 30, 2006 were both overstated by $305,409.

      The restatement also arose from the Company's determination that an error had occurred in its accounting treatment for the foreign translation gain recognized upon final liquidation of its European subsidiary. This gain was previously recorded in fiscal year 2006 but should have been recorded in fiscal year 2004, when substantially all of the physical assets of the European subsidiary had been liquidated. As a result of this error, the Company has determined that its net income for the year ended June 30, 2006 was overstated and for the year ended June 30, 2004 was understated.

      Additionally, the Company has corrected certain errors in accounting for income taxes related to the expiration of federal research and experimentation tax credits at the end of calendar 2005.

         This amended Annual Report, except for the restatement information, speaks as of the filing date (September 6, 2006) of the original Annual Report and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Annual Report and the original Annual Report is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

      Amendment No. 1 to the Company's Annual Report on Form 10-K was previously made solely to correct a clerical error to the Consolidated Statements of Stockholders' Equity and Comprehensive Income. Specifically, the "Total stockholders' equity" column for the fiscal year ended June 30, 2006, line item "Amortization of vested stock options" was corrected to $3,474,761 ($3,358,227 + $116,534) versus $3,358,227, and line item "reclassification of unearned compensation (note 13)" was corrected to $0.00 versus $116,534.

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

      The final liquidation and dissolution of the Company's European corporate structure was concluded during the quarter ended March 31, 2006. As part of this liquidation and dissolution, the Company recognized income from discontinued operations of $81,713 (restated) resulting from final asset and liability liquidation. As described in note 1, the foreign currency translation adjustment gain of $735,464 previously recognized in the third quarter ended March 31, 2006 results of operations in this restatement has been moved to the results of operations for fiscal 2004.


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

      o  Nokia Corporation -- ADR

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

      o  Nokia Corporation -- ADR

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

Item 1A. Risk Factors

      In an effort to provide investors a balanced view of our current condition and future growth opportunities, this Annual Report on Form 10-K/A includes comments by our management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. You are encouraged to review our 2006 Annual Report, this Form 10-K/A for the fiscal year ended June 30, 2006 and our Form 10-Q/A for the three months ended March 31, 2006, and exhibits to those Reports filed with the Securities and Exchange Commission, to learn more about the various risks and uncertainties facing our business and their potential impact on our revenue, earnings and stock price. Unless required by law, we disclaim any obligation to update or revise any forward-looking statement.

      This amended Annual Report on Form 10-K/A restates the Company's consolidated financial statements for the twelve months ended June 30, 2006, modifies related disclosures, and discloses material weaknesses in the Company's disclosure controls and procedures. The Company cannot predict the reaction to the filing of this amended Annual Report from its shareholders and the financial markets in general. An adverse reaction by its shareholders or the financial markets in general could cause the market price of the Company's Common Stock to decline, potentially rapidly and sharply.

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

      You are encouraged to review Anaren's 2006 Annual Report, this Form 10-K/A for the fiscal year ended June 30, 2006, and Anaren's Amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006 and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

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


Item 4A. Executive Officers of the Registrant

      Executive officers of Anaren, Inc., their respective ages as of June 30, 2006, and their positions held with the Company are as follows:

Name                   Age                      Position
----                   ---                      --------
Lawrence A. Sala.....   43   President, Chief Executive Officer, Chairman and
                             Director
Carl W. Gerst, Jr....   68   Chief Technical Officer, Vice Chairman and Director
Gert R. Thygesen.....   50   Senior Vice President, Technology
Joseph E. Porcello...   54   Senior Vice President, Finance, Treasurer
Mark P. Burdick......   48   Senior Vice President and General Manager
Timothy P. Ross......   46   Senior Vice President, Business Development
Amy B. Tewksbury.....   42   Senior Vice President, Human Resources

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

      Timothy P. Ross has been with the Company since 1982 and has served as Sr. Vice President -- Business Development since November 2005 and Vice President -- Business Development from September 2000 until November 2005. He served as Vice President and General Manager, Space and Defense Group, of the Company from November 1999 until September 2000. Mr. Ross served as Business Unit Manager -- Satellite Communications from 1995 to 1999 and as a Program Manager from 1988 to 1995. Mr. Ross holds an Associate's Degree in Engineering Science, a Bachelor of Science in Electrical Engineering from Clarkson University, and a Master's in Business Administration from the University of Rochester.

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

                        Fiscal 2006                         Fiscal 2005
                          Quarter                             Quarter
           ---------------------------------      ------------------------------
            1st       2nd      3rd      4th        1st      2nd      3rd    4th
           ------    -----    -----    -----      ------   -----   -----   -----
High....   $14.83    16.21    19.60    24.35      $16.50   14.91   13.33   13.57
Low.....   $12.86    12.87    15.31    17.69      $10.50   11.96   10.54    9.29

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


------------------------------------------------------------------------------------------------------------------
                                                                                               Maximum Number (or
                                                                        Total Number of        Approximate Dollar
                                                                       Shares (or Units)      Value) of Shares (or
                                Total Number of                        Purchased as Part of   Units) that May Yet
                               Shares (or Units)  Average Price Paid   Publicly Announced     Be Purchased Under
Period                             Purchased      per Share (or Unit)  Plans or Programs     the Plans or Programs
------------------------------------------------------------------------------------------------------------------
April 2006..................          0                   --                   0                   1,077,879
------------------------------------------------------------------------------------------------------------------
May 2006....................          0                   --                   0                   1,077,879
------------------------------------------------------------------------------------------------------------------
June 2006...................          0                   --                   0                   1,077,879
------------------------------------------------------------------------------------------------------------------
Total.......................          0                   --                   0                          --
------------------------------------------------------------------------------------------------------------------

Item 6. Selected Consolidated Financial Data

      The selected financial data set forth in this Item 6 have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended June 30, 2006, originally filed with the U.S. Securities and Exchange Commission
(SEC) on September 6, 2006 as further discussed in Note 1 to the consolidated financial statements. The following selected financial data should be read in conjunction with our restated financial statements and the related Notes to Consolidated Financial Statements. The statements of operations data for the years ended June 30, 2002 and June 30, 2003, and the balance sheet data at June 30, 2002, June 30, 2003 and June 30, 2004, are derived from audited consolidated financial statements not included in this Amended Annual Report. The following selected financial data should be read in conjunction with the consolidated financial statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


                                                                         Years Ended
                                                   --------------------------------------------------------------
                                                    June 30,     June 30,     June 30,     June 30,     June 30,
                                                      2006         2005         2004         2003         2002
                                                   (Restated)                (Restated)
                                                   ----------    ---------   ----------    ---------    ---------
                                                                (In thousands, except per share data)
Statement of Income Data:
Net sales ......................................   $ 105,464    $  94,461    $  85,079    $  75,520    $  70,638
Cost of sales ..................................      67,494       64,591       55,070       51,821       45,713
                                                   ---------    ---------    ---------    ---------    ---------
Gross profit ...................................      37,970       29,870       30,009       23,699       24,925
                                                   ---------    ---------    ---------    ---------    ---------
Operating expenses:
   Marketing ...................................       7,036        6,858        6,723        6,160        6,771
   Research and development ....................       8,748        6,288        5,861        6,140        6,283
   General and administrative ..................      10,345        8,685        8,731        8,392        7,617
   Restructuring ...............................          --          458           --          795           --
                                                   ---------    ---------    ---------    ---------    ---------
   Total operating expenses ....................      26,129       22,289       21,315       21,487       20,671
                                                   ---------    ---------    ---------    ---------    ---------
Operating income ...............................      11,841        7,581        8,694        2,212        4,254
                                                   ---------    ---------    ---------    ---------    ---------
Other income (expense):
   Interest expense ............................         (25)         (29)         (10)         (50)         (93)
   Other, primarily interest income ............       2,453        1,599        1,678        2,211        3,745
                                                   ---------    ---------    ---------    ---------    ---------
   Total other income, net .....................       2,428        1,570        1,668        2,161        3,652
                                                   ---------    ---------    ---------    ---------    ---------
Income before income taxes .....................      14,269        9,151       10,362        4,373        7,906
Income taxes ...................................       3,252        1,738        2,695          798        1,179
                                                   ---------    ---------    ---------    ---------    ---------
Income from continuing operations ..............      11,017        7,413        7,667        3,575        6,727
Discontinued operations:
Income (loss) from discontinued
   operations of Anaren Europe .................          82           --         (774)      (8,029)        (872)
Income tax benefit .............................          --           --       (1,800)        (662)      (1,584)
                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss) from discontinued
   operations ..................................          82           --        1,026       (7,367)         712
                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss) ..............................   $  11,099    $   7,413    $   8,693    $  (3,792)   $   7,439
                                                   =========    =========    =========    =========    =========
Basic earnings (loss) per share:
   Income from continuing operations ...........   $     .64    $     .38    $     .36    $     .16    $     .30
   Income (loss) from discontinued
     operations ................................         .01           --          .05         (.33)         .03
                                                   ---------    ---------    ---------    ---------    ---------
   Net income (loss) ...........................   $     .65    $     .38    $     .41    $    (.17)   $     .33
                                                   =========    =========    =========    =========    =========
Diluted earnings (loss) per share:
   Income from continuing operations ...........   $     .62    $     .37    $     .35    $     .16    $     .29
   Income (loss) from discontinued
     operations ................................         .01           --          .05         (.33)         .03
                                                   ---------    ---------    ---------    ---------    ---------
   Net income (loss) ...........................   $     .63    $     .37    $     .40    $    (.17)   $     .32
                                                   =========    =========    =========    =========    =========
Shares used in computing net earnings per share:
   Basic .......................................      17,157       19,346       21,026       22,214       22,323
   Diluted .....................................      17,682       19,832       21,808       22,701       23,090
Balance Sheet Data:
Cash and cash equivalents ......................   $  15,733    $   5,901    $  23,303    $  11,063    $  12,565
Working capital ................................     112,160       84,554      105,987      126,235      144,023
Total assets ...................................     189,026      175,482      207,482      213,088      221,586
Long-term debt, less current installments ......          --           --           --           --           --
Stockholders' equity ...........................     172,118      159,079      190,364      200,597      209,553

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K/A. The following discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties. The Company's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Amended Annual Report.

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

Results of Operations

      Net sales from continuing operations for the year ended June 30, 2006 were $105.5 million, up 11.6% from $94.5 million for fiscal 2005. Income from continuing operations for fiscal 2006 was $11.0 million (restated), or 10.4% of net sales (restated), up $3.6 million (restated), or 49% (restated), from income from continuing operations of $7.4 million in fiscal 2005.

      The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                    Years Ended June 30,
                                             ----------------------------------
                                                2006        2005        2004
                                             (Restated)              (Restated)
                                             ----------    ------    ----------
Net sales..................................    100.0%      100.0%      100.0%
                                               =====       =====       =====
Cost of sales..............................     64.0        68.4        64.7
                                               -----       -----       -----
Gross profit...............................     36.0        31.6        35.3
                                               -----       -----       -----
Operating expenses:
   Marketing...............................      6.7         7.2         7.9
   Research and development................      8.3         6.7         6.9
   General and administrative..............      9.8         9.2        10.3
   Restructuring...........................       --         0.5          --
                                               -----       -----       -----
     Total operating expenses..............     24.8        23.6        25.1
                                               -----       -----       -----
Operating income...........................     11.2         8.0        10.2
                                               -----       -----       -----
Other income (expense):
   Interest expense........................       --          --          --
   Other, primarily interest income........      2.3         1.7         2.0
                                               -----       -----       -----
     Total other income....................      2.3         1.7         2.0
                                               -----       -----       -----
Income from continuing operations before
   Income taxes............................     13.5         9.7        12.2
Income taxes...............................      3.1         1.9         3.2
                                               -----       -----       -----
Net income from continuing operations......     10.4         7.8         9.0
Discontinued operations:
   Income (loss) from discontinued
     operations of Anaren Europe...........      0.1          --        (0.9)
   Income tax benefit......................       --          --        (2.1)
                                               -----       -----       -----
   Net income (loss) from discontinued
     operations............................      0.1          --         1.2
                                               -----       -----       -----
   Net income (loss).......................     10.5%        7.8%      10.2%
                                               -----       -----       -----

      The following table sets forth the Company's net sales by industry segment for the periods indicated:

                                                  Years Ended June 30,
                                      ------------------------------------------
                                        2006             2005             2004
                                      --------         --------         --------
                                              (In thousands)
Wireless .........................    $ 66,731         $ 64,169         $ 58,078
Space & Defense ..................      38,733           30,292           27,001
                                      --------         --------         --------
                                      $105,464         $ 94,461         $ 85,079
                                      ========         ========         ========

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

      Gross Profit. Gross profit represents net sales minus cost of sales. Cost of sales consists primarily of engineering design costs, material, material fabrication costs, assembly costs, direct and indirect overhead and test costs. Gross profit for fiscal 2006 was $38.0 million (restated) (36.0% of net sales (restated)) up $8.1 million (restated) from $29.9 million (31.6% of net sales) for the same period of the prior year. Gross profit on sales increased in fiscal 2006 over last year due to favorable manufacturing efficiencies and a more favorable wireless product mix in the current year. These efficiencies resulted from higher production volumes at our lower cost China facility and in our Defense group, as well as manufacturing overhead cost savings realized by combining the RF Power and Amitron production facilities into one operation at Anaren Ceramics. Current year growth in gross profit was lowered by the recognition of $875,000 of stock option equity based compensation expense in cost of sales in fiscal 2006.

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

      Operating Income. Operating income increased $4.2 million (restated), or 56.2% (restated) in fiscal 2006 to $11.8 million (restated) (11.2% of net sales (restated)) compared to $7.6 million (8.0% of net sales) for last fiscal year. In fiscal 2006, operating income was reduced by $3.3 million for stock option equity based compensation expense. Operating income for fiscal 2005 does not include any expense for stock option equity based compensation. Operating income has improved significantly in fiscal 2006 due to manufacturing efficiencies achieved through operation consolidations and sales volume increases, the relative flat levels of marketing in fiscal 2006 compared to fiscal 2005, and the absence of one time consolidation and restructuring charges in the current year compared to fiscal 2005, which included $1.5 million of one-time charges.

      On a reporting segment basis, Wireless operating income was $7.4 million (restated) for fiscal 2006 (including $1.7 million of stock option equity based compensation expense), up $5.2 million (restated) from Wireless operating income of $2.2 million for last year. Wireless operating income improved significantly in the current year due to cost savings achieved through the consolidation of the RF Power and Amitron operations in fiscal 2005, the absence of consolidation charges ($1.5 million in fiscal 2005), cost efficiencies resulting from higher manufacturing volumes in the Company's China operation, and a more favorable wireless product mix in the current year compared to last fiscal year.

      Space and Defense operating income fell $875,000 (restated) in fiscal 2006 to $4.5 million (restated) (including $1.7 million of stock option equity based compensation expense) compared to $5.3 million in fiscal 2005. This decrease, despite a rise in sales volume, resulted from the large number of new Space and Defense programs entering production over the second half of fiscal 2005 and all of fiscal 2006, as well as the $1.7 million of stock option equity based compensation. These programs in their early production phase require a higher level of engineering support, have lower manufacturing yields and efficiencies than more mature programs. Operating margins in this group improved in the second half of fiscal 2006 and are expected to improve further as the new programs mature.

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

      Income Taxes: Income taxes for fiscal 2006 were $3.3 million (restated) (3.1% of net sales (restated)) representing an effective tax rate of 22.8% (restated). This compares to income tax expense of $1.7 million (1.9% of net sales) for fiscal 2005, representing an effective tax rate of 19.0%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income, the amount of non-taxable income of the Company's China subsidiary, and federal tax credits and benefits in relation to the levels of taxable income or loss. The increase in the effective tax rate is a result of both the higher level of income and the amount of nondeductible incentive stock option equity based compensation expense in fiscal 2006 compared to the level of deductible non-statutory stock option equity based compensation expense resulting from the adoption of SFAS 123R. Stock options issued prior to the adoption of SFAS 123R were mainly incentive stock options and are presently generating the majority of the Company's equity based employee stock option compensation expense. Compensation expense for these options, under SFAS 123R, does not generate a tax deduction and related deferred tax benefit. New options granted after the adoption of SFAS 123R are expected to be mainly non-statutory stock options, which will generate a tax deduction and related deferred tax benefit. The Company is presently in a "tax free holiday" for income earned at its China subsidiary through December 2006. Earnings of the China subsidiary subsequent to that date are expected to be taxed at a 15% rate.

      Discontinued Operations. (Restated) Discontinued operations represent the result of liquidation and dissolution of the Company's Anaren Europe corporate structure which ceased operating in December 2003. During the third quarter ended March 31, 2006 and in conjunction with the finalization of the Anaren Europe bankruptcy proceeding, the Company performed the final liquidation of its Anaren Europe corporate structure. As a result, the Company recognized a gain of $81,713 from the liquidation of the remaining assets.

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

      Discontinued Operations (Restated). In July 2003, the Company announced its decision to dispose of its Anaren Europe operation. During the first quarter of fiscal 2004, the Company ceased production at Anaren Europe and liquidated the production equipment used in that operation. The results of operations for Anaren Europe for fiscal 2004 have been classified as discontinued operations in the statements of earnings filed as part of this Amended Annual Report. Results of discontinued operations for the year ended June 30, 2004 consist of sales of $675,340, less net expenses of $667,273 (net of foreign currency translation gain of $735,464) and a loss on sale of equipment of ($782,289).

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

Liquidity and Capital Resources

      Net cash provided by operations for the years ended June 30, 2006, 2005 and 2004 was $16.6 million, $8.4 million and $15.2 million, respectively. The positive cash flow from operations was due primarily to profit before depreciation in fiscal 2005 and 2004 and profit before depreciation and equity based compensation expense in fiscal 2006. In all three years the positive cash flow from earnings was partially off-set by a combined increase in inventory and accounts receivable amounting to $4.0 million (restated) in fiscal 2006, $3.8 million in fiscal 2005 and $6.5 million in fiscal 2004. Additionally, in fiscal 2006, cash flow from operations rose due to $3.5 million in equity based compensation expense which did not require cash.

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

Disclosures About Contractual Obligations and Commercial Commitments

      Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:


                                                         Less
                                            Total      Than 1 Yr.   2 - 3 Yrs.    4 - 5 Yrs.  Over 5 Yrs.
                                         ----------    ----------   ----------    ----------  -----------
                                                                 Payment Due by Period
Contractual obligations
Operating leases -- facilities.......    $5,892,701     $775,370   $1,605,525     $1,605,525   $1,906,281
Deferred compensation................       337,870       65,000      130,000       130,000        12,870

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

      Proposed Accounting for Pension and Other Postretirement Benefits -- This FASB proposal would require companies to report on their balance sheets the funded status of pension and other postretirement benefit plans. The proposal would also require companies to measure plan assets and obligations as of the employer's balance-sheet date. As a result, companies would recognize on their balance sheets actuarial gains and losses and prior service cost that have not yet been included in income. This could significantly increase reported liabilities for many companies with a corresponding reduction in equity reported as accumulated other comprehensive income. The provisions for the proposed statement, if passed, would be effective for fiscal years ending after December 15, 2006, (the Company's 2007 fiscal year) with earlier application encouraged. The company is currently analyzing the financial statement impact of adopting this pronouncement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The following discusses the Company's possible exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Amended Annual Report.

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

Item 9A. Controls and Procedures

(a) Background

In the course of integrating a Company-wide work-in-process inventory system, management identified a program error resulting from a program change that was incorrectly made in the second quarter of fiscal 2006. This program error caused the system to miscalculate the value of the material component of work-in-process inventory. After completing its final review of this matter on January 22, 2007, management recommended to the Audit Committee that the three-month period ended December 31, 2005 and the fiscal year ended June 30, 2006 be restated to reflect the correction of this error.

During the restatement process for the June 30, 2006 financial statements, management, in consultation with the Company's independent registered public accounting firm KPMG LLP, determined that the currency translation portion of the gain on the final closure and liquidation of the Company's discontinued operations should have been recorded in the fiscal 2004 discontinued operations results. The Company, in consultation with KPMG LLP, previously recorded the gain in the third quarter ended March 31, 2006 results from discontinued operations. After completing its final review of this matter on January 25, 2007, management recommended to the Audit Committee that the three-month period ended March 31, 2006 and the fiscal year ended June 30, 2006 be restated to reflect the correction of this error.

Pursuant to the recommendation of the Audit Committee, the Board of Directors determined that previously reported results for the Company for the periods noted above should be restated to correct these errors.

(b) Evaluation of Disclosure Controls and Procedures

Based on their initial evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of
1934) as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer initially concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. In connection with the restatement matters described above, management reevaluated the Company's disclosure controls and procedures. As discussed in Management's Annual Report on Internal Control Over Financial Reporting (as restated) (Item 9A(c)), management identified material weaknesses in internal control over financial reporting with respect to (i) program change controls and
(ii) the accounting for foreign currency translation adjustments for discontinued operations.

As a result of these material weakness matters, management concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2006.

(c) Management's Annual Report on Internal Control Over Financial Reporting (as restated)

The management of Anaren is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2006, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the Company's Annual Report on Form 10-K for the year ended June 30, 2006, as originally filed on September 6, 2006, management concluded that our internal control over financial reporting was effective as of June 30, 2006.
Subsequently, management identified the following material weaknesses in internal control over financial reporting at June 30, 2006:

      o The Company's policies and procedures for review and testing of program changes did not operate effectively. Specifically, the control requiring that management test the program change prior to approving it was not operating effectively. As a result, a program change error in a work-in-process inventory system was not detected and, accordingly, the value of material costs was incorrect when certain conditions existed; and

      o The Company lacked adequate technical expertise to ensure the proper application of the criteria with respect to accounting for foreign currency translation adjustments for discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.

The material weakness matters noted above resulted in errors that were material to previously issued financial statements and in our restatement of those consolidated financial statements for the year ended June 30, 2006, and the quarters ended December 31, 2005, March 31, 2006 and for the year ended June 30, 2004.

As a result of these material weakness matters, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of June 30, 2006.

Anaren's independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management's revised assessment of our internal control over financial reporting as of June 30, 2006.

(d) Remediation of Material Weakness in Internal Control

We believe that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to program change controls. The remedial actions included:

      o Improving training and education in the area of program change controls to ensure all relevant personnel involved in the program change management review and approval process fully understand their responsibility for testing the completeness and accuracy of all output reports and related financial data before approving the program change and placing it into operation;

      o Adding enhanced controls and testing to any program change affecting financial reports prior to implementing a program change; and

      o Introduction of a new control requiring authorized users requesting program changes to retest and recalculate the completeness and accuracy of the first output reports and related financial data generated directly after the program is placed into operation.

To remediate the material weakness related to the accounting for foreign currency translation adjustments for discontinued operations described above and enhance our internal control over financial reporting, subsequent to the filing of this Form 10-K/A, management has implemented the following change:

      o Improve training and education and understanding of accounting for foreign currency translation adjustments for discontinued operations in accordance with generally accepted accounting principles for all relevant personnel involved in foreign currency accounting.

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Anaren, Inc.:

We have audited management's restated assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (as restated) (Item 9A(c)) that Anaren did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of the material weaknesses identified in management's restated assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Anaren management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Anaren's internal control over financial reporting based on our audit.

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

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weaknesses as of June 30, 2006: (i) the Company's policies and procedures for review and testing of program changes did not operate effectively. Specifically, the control requiring that management test the program change prior to approving it was not operating effectively. As a result, a program change error in a work-in-process inventory system was not detected and, accordingly, the value of material costs was incorrect when certain conditions existed; and (ii) the Company lacked adequate technical expertise to ensure the proper application of the criteria with respect to accounting for foreign currency translation adjustments for discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. These material weaknesses resulted in a restatement of the Company's previously issued consolidated financial statements as of June 30, 2006 and 2004, and the financial information for the quarters ended December 31, 2005 and March 31, 2006.

As stated in the fourth paragraph of Management's Annual Report on Internal Control over Financial Reporting (as restated), management's assessment of the effectiveness of Anaren's internal control over financial reporting has been restated to reflect the aforementioned material weaknesses in internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anaren, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements (as restated), and this report does not affect our report dated August 25, 2006, except as to the restatement discussed in note 1 to the consolidated financial statements, which is as of January 31, 2007, which expressed an unqualified opinion on those consolidated financial statements (as restated).

In our opinion, management's restated assessment that Anaren did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Anaren did not maintain effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO.


KPMG LLP
Syracuse, New York

August 25, 2006, except as to the second, third and fourth paragraphs of Management's Annual Report on Internal Control over Financial Reporting (as restated), which are as of January 31, 2007

(f) Changes in Internal Control Over Financial Reporting

During the three-month period ended June 30, 2006, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(a) 1. and 2. Financial Statements and Schedules: Reference is made to the Index of Financial Statements hereinafter contained

3. Exhibits:

      Reference is made to the list of Exhibits hereinafter contained

(b) Exhibits:

      Index to Exhibits

Exhibit No.                            Description
-----------                            -----------
    3.1       Certificate of Incorporation, as amended (1)
    3.2       Restated By-Laws (2)
    4.1       Specimen Certificate of Common Stock (3)
    4.2       Shareholder  Protection  Rights  Agreement  dated as  of April 20,
              2001,  between the Company  and  American  Stock  Transfer & Trust
              Company,  including forms  of  Rights  Certificate and Election to
              Exercise (4)
   10.1       Employment  Agreement, dated  as  of  July  1,  2006,  between the
              Company and Lawrence A. Sala (5)
   10.2       Pension Plan and Trust (6)
   10.3       Anaren Microwave, Inc. Incentive Stock Option Plan, as amended (7)
   10.4       Anaren  Microwave, Inc. 1989 Non-statutory  Stock  Option Plan, as amended (8)
   10.5       Anaren  Microwave,  Inc.  Incentive  Stock  Option  Plan  for  Key
              Employees (9)
   10.6       Anaren Microwave, Inc. Stock Option Plan (10)
   10.7       Form  of  Change  of Control  Agreements dated March 15, 2002 with
              Joseph Porcello,  Mark Burdick,  Timothy Ross,  Stanley
              Slingerland and Gert Thygesen (11)
   10.8       Employment Agreement, dated as of February 14, 2004,  between  the
              Company and Carl W. Gerst, Jr. (12)
   10.9       Anaren,   Inc .  Comprehensive   Long-Term  I ncentive  Plan  (13)
   21         Subsidiaries of the Company
   23         Consent of KPMG LLP, Independent Registered Public Accounting Firm
   31         Rule 13a-14(a) Certifications
   32         Section 1350 Certifications

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

                                    ANAREN, INC.

                                    /s/ LAWRENCE A. SALA
                                    ----------------------
                                    Name: Lawrence A. Sala
                                    Title: President and Chief Executive Officer
Date: January 31, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                    Title                            Date
       ---------                    -----                            ----

 /s/ LAWRENCE A. SALA     President, Chief Executive Officer    January 31, 2007
 ---------------------    and Chairman of the Board, Director
   Lawrence A. Sala       (Principal Executive Officer)

/s/ JOSEPH E. PORCELLO    Sr. Vice President of Finance and     January 31, 2007
 ---------------------    Treasurer (Principal Financial and
  Joseph E. Porcello      Accounting Officer)

/s/ Carl W. Gerst, Jr.    Chief Technical Officer,              January 31, 2007
 ---------------------    Vice Chairman of the Board and
  Carl W. Gerst, Jr.      Director

 /s/ HERBERT I. CORKIN    Director                              January 31, 2007
 ---------------------
   Herbert I. Corkin

    /s/ DALE F. ECK       Director                              January 31, 2007
 ---------------------
      Dale F. Eck

/s/ MATTHEW S. ROBISON    Director                              January 31, 2007
 ---------------------
  Matthew S. Robison

 /s/ DAVID L. WILEMON     Director                              January 31, 2007
 ---------------------
   David L. Wilemon

  /s/ JAMES G. GOULD      Director                              January 31, 2007
 ---------------------
    James G. Gould

 /s/ ROBERT U. ROBERTS    Director                              January 31, 2007
 ---------------------
   Robert U. Roberts

  /s/ JOHN L. SMUCKER     Director                              January 31, 2007
 ---------------------
    John L. Smucker

                          ANAREN, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2006 and 2005

     (With Report of Independent Registered Public Accounting Firm Thereon)

                          ANAREN, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm..................     38

Consolidated Balance Sheets as of June 30, 2006 and 2005.................     39

Consolidated Statements of Operations for the years ended
    June 30, 2006 (restated), 2005, and 2004 (restated)..................     40

Consolidated Statements of Stockholders' Equity and Comprehensive
    Income for the years ended June 30, 2006 (restated), 2005,
    and 2004 (restated)..................................................     41

Consolidated Statements of Cash Flows for the years ended
    June 30, 2006 (restated), 2005, and 2004 (restated)..................     42

Notes to Consolidated Financial Statements...............................  43-67

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Anaren Inc.:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of June 30, 2006 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the years ended June 30, 2006 and 2004.

As discussed in note 12 to the consolidated financial statements, effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2006, except as to the second, third and fourth paragraphs of Management's Annual Report on Internal Control Over Financial Reporting (as restated), which is as of January 31, 2007, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of June 30, 2006.

KPMG LLP
Syracuse, New York
August 25, 2006, except as to the restatement discussed in note 1 to the consolidated financial statements which is as of January 31, 2007

                          ANAREN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 2006 and 2005

                                     Assets


                                                                         2006
                                                                     (Restated -           2005
                                                                     see note 1)        (Revised)
                                                                     -------------    -------------
Current assets:
   Cash and cash equivalents .....................................   $  15,733,214    $   5,900,841
   Securities available for sale (note 5) ........................      35,635,000       16,200,000
   Securities held to maturity (note 5) ..........................      31,124,733       36,307,880
   Receivables, less allowance for doubtful accounts of
     $84,854 and $213,099 in 2006 and 2005, respectively .........      16,362,011       14,780,146
   Inventories (note 6) ..........................................      21,827,271       19,403,348
   Other receivables .............................................       1,176,009        1,144,680
   Prepaid expenses ..............................................         744,321          662,247
   Deferred income taxes (note 18) ...............................         716,287          686,411
   Other current assets ..........................................         851,863          423,000
                                                                     -------------    -------------
                  Total current assets ...........................     124,170,709       95,508,553
Securities available for sale (note 5) ...........................              --        3,500,000
Securities held to maturity (note 5) .............................       6,131,425       20,100,547
Property, plant, and equipment, net (note 7) .....................      27,635,161       24,983,653
Deferred income taxes (note 18) ..................................          32,902               --
Goodwill (note 1) ................................................      30,715,861       30,715,861
Other intangible assets, net of accumulated amortization of
   $2,684,595 and $2,351,725 in 2006 and 2005, respectively
   (notes 1 and 3) ...............................................         340,371          673,241
                                                                     -------------    -------------
                  Total assets ...................................   $ 189,026,429    $ 175,481,855
                                                                     =============    =============
                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ..............................................   $   6,798,793    $   6,077,313
   Accrued expenses (note 8) .....................................       3,254,816        2,331,885
   Income taxes payable ..........................................         703,488        1,501,088
   Customer advance payments .....................................         483,722               --
   Other current liabilities (note 10) ...........................         769,523        1,044,759
                                                                     -------------    -------------
                  Total current liabilities ......................      12,010,342       10,955,045
   Deferred income taxes (note 18) ...............................       1,811,955        1,627,304
   Pension and postretirement benefit obligation (notes 16 and 17)       2,356,789        3,253,188
   Other liabilities (note 10) ...................................         728,943          567,755
                                                                     -------------    -------------
                  Total liabilities ..............................      16,908,029       16,403,292
                                                                     =============    =============
Commitments and concentrations
   (notes 19, 20, and 21)
Stockholders' equity:
   Common stock, $0.01 par value. Authorized 200,000,000 shares
     (notes 11 and 15); issued 26,857,554 and 26,070,804 in 2006
     and 2005, respectively ......................................         268,575          260,708
   Additional paid-in capital ....................................     181,780,660      171,333,975
   Unearned compensation (note 13) ...............................              --         (248,578)
   Retained earnings .............................................      70,493,853       59,395,271
   Accumulated other comprehensive loss (note 14) ................        (441,397)      (1,483,003)
                                                                     -------------    -------------
                                                                       252,101,691      229,258,373
   Less cost of 9,249,643 and 8,553,058 treasury shares in 2006
     and 2005, respectively ......................................      79,983,291       70,179,810
                                                                     -------------    -------------
                   Total stockholders' equity .....................    172,118,400      159,078,563
                                                                     -------------    -------------
                  Total liabilities and stockholders' equity .....   $ 189,026,429    $ 175,481,855
                                                                     =============    =============

           See accompanying notes to consolidated financial statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    Years ended June 30, 2006, 2005, and 2004


                                                                  2006             2005              2004
                                                               (Restated -                       (Restated -
                                                               see note 1)                       See note 1)
                                                              ------------      -----------      -----------
Net sales ................................................    $105,464,236      $94,461,065      $85,078,939
Cost of sales ............................................      67,493,977       64,590,866       55,069,793
                                                              ------------      -----------      -----------
           Gross profit ..................................      37,970,259       29,870,199       30,009,146
                                                              ------------      -----------      -----------
Operating expenses:
   Marketing .............................................       7,036,240        6,857,974        6,723,478
   Research and development ..............................       8,747,463        6,287,514        5,860,493
   General and administrative ............................      10,345,398        8,685,332        8,731,580
   Restructuring (note 9) ................................              --          458,335               --
                                                              ------------      -----------      -----------
           Total operating expenses ......................      26,129,101       22,289,155       21,315,551
                                                              ------------      -----------      -----------
           Operating income ..............................      11,841,158        7,581,044        8,693,595
                                                              ------------      -----------      -----------
Other income (expense):
   Interest expense ......................................         (25,203)         (29,422)         (10,195)
   Other, primarily interest income ......................       2,452,914        1,598,914        1,678,414
                                                              ------------      -----------      -----------
           Total other income, net .......................       2,427,711        1,569,492        1,668,219
                                                              ------------      -----------      -----------
           Income before income taxes ....................      14,268,869        9,150,536       10,361,814
Income tax expense (note 18) .............................       3,252,000        1,738,000        2,695,000
                                                              ------------      -----------      -----------
           Income from continuing operations .............      11,016,869        7,412,536        7,666,814
Discontinued operations (note 4):
   Income (loss) from discontinued operations
     of Anaren Europe ....................................          81,713               --         (774,222)
   Income tax benefit ....................................              --               --       (1,800,000)
                                                              ------------      -----------      -----------
           Net income from discontinued
             operations ..................................          81,713               --        1,025,778
                                                              ------------      -----------      -----------
           Net income ....................................    $ 11,098,582      $ 7,412,536      $ 8,692,592
                                                              ============      ===========      ===========
Basic net income per common and common equivalent share:
   Income from continuing operations .....................    $       0.64      $      0.38      $      0.36
   Income from discontinued operations ...................            0.01               --             0.05
                                                              ------------      -----------      -----------
           Net income ....................................    $       0.65      $      0.38      $      0.41
                                                              ============      ===========      ===========
Diluted net income per common and common equivalent share:
   Income from continuing operations .....................    $       0.62      $      0.37      $      0.35
   Income from discontinued operations ...................            0.01               --             0.05
                                                              ------------      -----------      -----------
           Net income ....................................    $       0.63      $      0.37      $      0.40
                                                              ============      ===========      ===========
Shares used in computing net income per
  common and common equivalent share:
           Basic .........................................      17,156,720       19,346,491       21,026,001
           Diluted .......................................      17,682,231       19,831,710       21,807,538

           See accompanying notes to consolidated financial statements



                                               ANAREN, INC. AND SUBSIDIARIES
                         Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                         Years ended June 30, 2006, 2005, and 2004

                                                                                            Accumulated
                                                                                               other                      Total
                                Comprehensive                                    Retained  comprehensive               stockholders'
                                   income     Common    Additional               earnings   income (loss) Treasury        equity
                                 (Restated -   stock     paid-in      Unearned   (Restated - (Restated -    stock       (Restated -
                                 see note 1)  amount     capital    compensation see note 1) see note 1)    amount      See note 1)
                                ------------- ------    ----------  ------------ ---------- ------------- --------      ------------
Balance at June 30, 2003.                 --  $256,818 $168,805,153  $(381,588) $43,290,143 $(1,216,961) $(10,156,160) $200,597,405
Comprehensive income:
  Net income (restated)......... $ 8,692,592        --           --         --    8,692,592          --            --     8,692,592
  Other comprehensive income:
   Foreign currency translation
    adjustment...........           (679,038)       --           --         --           --          --            --            --
   Minimum pension liability
    adjustment, net of tax
    of $255,181.................     424,345        --           --         --           --          --            --            --
   Unrealized gain on securities
    available-for-sale..........     777,300        --           --         --           --          --            --            --
                                 -----------
    Other comprehensive
      income....................     522,607        --           --         --           --     522,607            --       522,607
                                 -----------
    Total comprehensive income.. $ 9,215,199
                                 ===========
Purchase of treasury stock                --        --                      --           --          --   (22,097,252)  (22,097,252)
Stock options exercised
  (note 12).....................                 2,689    1,562,397         --           --          --            --     1,565,086
Tax benefit from exercise of
  stock options (note 18).......                    --      797,630         --           --          --            --       797,630
  Amortization of unearned
   compensation (note 13).......                    --           --    286,200           --          --            --       286,200
                                              -------- ------------    -------  -----------  ----------  ------------  ------------
Balance at June 30, 2004.                      259,507  171,165,180    (95,388)  51,982,735    (694,354)  (32,253,412)  190,364,268
Comprehensive income:
  Net income.................... $ 7,412,536        --           --         --    7,412,536          --            --     7,412,536
  Other comprehensive loss:
   Foreign currency translation
    adjustment..................       1,950        --           --         --           --          --            --            --
   Minimum pension liability
    adjustment, net of tax
    benefit of $468,112.........    (917,734)       --           --         --           --          --            --            --
   Unrealized gain on sale of
    securities available-for-sale    127,135        --           --         --           --          --            --            --
                                 -----------
    Other comprehensive
      loss......................    (788,649)       --           --         --           --    (788,649)           --      (788,649)
                                 -----------
    Total comprehensive income   $ 6,623,887
                                 ===========
Purchase of treasury stock                          --          --          --           --          --   (37,926,398)  (37,926,398)
Stock options exercised
  (note 12).....................                   985      223,762         --           --          --            --       224,747
Tax benefit from exercise of
  stock options (note 18).......                    --       29,308         --           --          --            --        29,308
Issuance of restricted stock....                   235      319,365   (319,600)          --          --            --            --
Forfeiture of restricted stock..                   (19)    (100,681)        --           --          --            --      (100,700)
Amortization of unearned
  compensation (note 13)........                    --           --    166,410           --          --            --       166,410
Tax impact of restricted
  stock activity................                    --     (302,959)        --           --          --            --      (302,959)
                                              -------- ------------    -------  -----------  ----------  ------------  ------------
Balance at June 30, 2005.                      260,708  171,333,975   (248,578)  59,395,271  (1,483,003)  (70,179,810)  159,078,563
Comprehensive income:
  Net income (restated)......... $11,098,582        --           --         --   11,098,582          --            --    11,098,582
  Other comprehensive income:
   Foreign currency translation
    adjustment..................     103,009        --           --         --           --          --            --            --
   Minimum pension liability
    adjustment, net of tax
    of $469,815.................     938,597        --           --         --           --          --            --            --
                                 -----------
    Other comprehensive
      income....................   1,041,606                                                  1,041,606                   1,041,606
                                 -----------
    Total comprehensive
      income (restated)......... $12,140,188
                                 ===========
Purchase of treasury stock                          --           --         --           --          --    (9,803,481)   (9,803,481)
Stock issued under equity plans
  (note 12).....................                 7,867    5,541,353         --           --          --            --     5,549,220
Amortization of vested stock
  options.......................                    --    3,474,761         --           --          --            --     3,474,761
Tax benefit from exercise of
  stock options (note 18).......                    --    1,679,149         --           --          --            --     1,679,149
Reclassification of unearned
  compensation (note 13)........                    --     (248,578)   248,578           --          --            --            --
                                              -------- ------------    -------  -----------  ----------  ------------  ------------
Balance at June 30, 2006.                     $268,575 $181,780,660    $    --  $70,493,853  $ (441,397 )$(79,983,291) $172,118,400
                                              ======== ============    =======  ===========  ==========  ============  ============

           See accompanying notes to consolidated financial statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 2006, 2005, and 2004


                                                                    2006             2005             2004
                                                                (Restated -                       (Restated -
                                                                see note 1)                       See note 1)
                                                               -------------    -------------    -------------
Cash flows from operating activities:
   Net income ..............................................   $  11,098,582    $   7,412,536    $   8,692,592
   Net income from discontinued operations .................          81,713               --        1,025,778
                                                               -------------    -------------    -------------
         Net income from continuing operations .............      11,016,869        7,412,536        7,666,814
   Adjustments to reconcile net income from
      continuing operations to net cash
      provided by operating activities:
   Depreciation ............................................       4,875,335        4,887,154        4,296,999
   Impairment loss .........................................              --          272,118               --
   Loss on sale of equipment ...............................          15,875           98,332               --
   Loss on sale of equity securities .......................              --          342,715               --
   Amortization of intangibles .............................         332,870          570,645          709,539
   Deferred income taxes ...................................        (356,986)         558,902         (140,784)
   Stock based compensation ................................       3,474,761           65,710          286,200
   Provision for doubtful accounts .........................         (40,948)          67,599          (16,532)
   Tax benefit from exercise of stock options ..............              --           29,308          797,630
   Changes in operating assets and liabilities:
      Receivables ..........................................      (1,540,917)      (1,034,892)      (5,071,555)
      Inventories ..........................................      (2,423,923)      (2,795,293)      (1,426,801)
      Other receivables ....................................         (31,329)        (103,842)          91,484
      Other current assets, including prepaids .............        (552,671)         141,127         (405,611)
      Refundable income taxes ..............................              --               --          876,220
      Accounts payable .....................................         755,007       (1,120,939)       3,379,732
      Accrued expenses .....................................         922,931         (760,485)         919,259
      Income taxes payable .................................        (797,600)         169,193        3,065,301
      Customer advance payments ............................         483,722         (411,486)         411,486
      Other liabilities ....................................         435,453          142,849        1,468,336
      Pension and postretirement benefit obligation ........         158,718         (162,963)      (1,290,722)
                                                               -------------    -------------    -------------
         Net cash provided by operating activities
           from continuing operations ......................      16,727,167        8,368,288       15,616,995
   Net cash used in operating activities
      from discontinued operations .........................         (97,241)              --         (404,886)
                                                               -------------    -------------    -------------
         Net cash provided by operating activities .........      16,629,926        8,368,288       15,212,109
                                                               -------------    -------------    -------------
Cash flows from investing activities:
   Capital expenditures ....................................      (7,543,718)      (9,058,703)      (4,274,681)
   Proceeds from sale of equity securities .................              --        2,746,130               --
   Proceeds from sale of fixed assets ......................           1,000          160,000               --
   Dividend return of capital in equities held for resale ..              --               --        3,497,850
   Maturities and sales of marketable debt securities ......     103,595,269      117,321,661      194,358,406
   Purchase of marketable debt and equity securities .......     100,378,000)     (99,240,097)    (177,570,000)
                                                               -------------    -------------    -------------
         Net cash provided by (used in) investing
           activities from continuing operations ...........      (4,325,449)      11,928,991       16,011,575
   Net cash provided by investing activities
      from discontinued operations .........................              --               --        1,492,657
                                                               -------------    -------------    -------------
         Net cash provided by (used in) investing activities      (4,325,449)      11,928,991       17,504,232
                                                               -------------    -------------    -------------
Cash flows from financing activities:
   Stock options exercised .................................       5,549,220          224,747        1,565,086
   Tax benefit from exercise of stock options ..............       1,679,149               --               --
   Purchase of treasury stock ..............................      (9,803,481)     (37,926,398)     (22,097,252)
         Net cash used in financing activities from
           continuing operations ...........................      (2,575,112)     (37,701,651)     (20,532,166)
                                                               -------------    -------------    -------------
   Net cash used in financing activities from
      discontinued operations ..............................              --               --               --
                                                               -------------    -------------    -------------
         Net cash used in financing activities .............      (2,575,112)     (37,701,651)     (20,532,166)
                                                               -------------    -------------    -------------
Effect of exchange rates ...................................         103,008            1,950           56,426
                                                               -------------    -------------    -------------
         Net increase (decrease) in cash and
           cash equivalents ................................       9,832,373      (17,402,422)      12,240,601
Cash and cash equivalents at beginning of year .............       5,900,841       23,303,263       11,062,662
                                                               -------------    -------------    -------------
Cash and cash equivalents at end of year ...................   $  15,733,214    $   5,900,841    $  23,303,263
                                                               =============    =============    =============
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
      Interest .............................................   $      25,203    $      29,422    $       7,519

           See accompanying notes to consolidated financial statements

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                          June 30, 2006, 2005 and 2004

(1) Summary of Significant Accounting Policies

Restatement of Financial Statements

The restatement arose from the Company's determination that an error had occurred in the computer program used by the Company to value work-in-process inventory resulting in a misstatement of inventory. As a result of this error, the Company has determined that its inventory and net income for the year ended June 30, 2006 were overstated. Additionally, the Company has corrected certain errors in accounting for income taxes related to the expiration of the Research and Experimentation federal tax credit at the end of calendar 2005, which had previously been considered immaterial.

The work-in-process inventory error also resulted in the Company restating its second quarter financial statements for the three month period ended December 31, 2005. Additionally, the Company has revised its quarterly income statements for the quarters ended September 30, 2005, March 31, 2006 and June 30, 2006 to reflect the immaterial impact of the inventory error and tax expense correction on these periods. Refer to Note 23, Quarterly Financial Data.

The Company's restatement also arose from the determination that an error had occurred in its accounting treatment for the foreign translation gain recognized upon the final liquidation of its European subsidiary in the quarter ended March 31, 2006. This gain of $735,464, which was previously recorded in the third quarter ended March 31, 2006, should have been recorded in the second quarter ended December 31, 2003 of fiscal year 2004 when substantially all of the physical assets of the European subsidiary had been liquidated. The Company also restated its third quarter financial statements for the three-month period ended March 31, 2006 related to the foreign currency gain. Refer to Note 23, Quarterly Financial Data.

      The Company's previously issued consolidated financial statements for the year ended June 30, 2006 and 2004 have been restated to correct the accounting for the following items:

      o Recording in fiscal 2006 a $305,409 reduction in inventory and a corresponding additional cost of sales to correct the overstatement of work-in-process inventory at June 30, 2006 caused by the error in the Company's inventory software.

      o Recording in fiscal 2006 an increase in income tax expense of $27,000, consisting of a reduction in tax expense of $132,000 due to the reduction in taxable income caused by the inventory error correction and an increase in tax expense of $159,000 to properly reflect the expiration of the research and experimentation credit at the end of December 2005.

      o Recording an increase in taxes payable at June 30, 2006 of $27,000 as a result of the change in tax expense for fiscal 2006.

      o Recording a decrease in net income from discontinued operations for fiscal 2006 of $735,464 and a decrease in loss from discontinued operations for fiscal 2004 of $735,464, as a result of reversing from fiscal 2006 the $735,464 foreign currency translation gain and recording it in fiscal year 2004.

The following table summarizes the effect of the restatement on the consolidated financial statements as of and for the year ended June 30, 2006.

                                                 Year Ended June 30,
                                      --------------------------------------
                                               2006                  2006
                                      (Previously Reported)       (Restated)
                                      ---------------------       ----------
Cost of sales                              $67,188,568           $67,493,977
Gross profit                                38,275,668            37,970,259
Operating income                            12,146,567            11,841,158
Income before income taxes                  14,574,278            14,268,869
Income tax expense                           3,225,000             3,252,000
Income from continuing operations           11,349,278            11,016,869
Income from discontinued operations            817,177                81,713
  of Anaren Europe
Net income from discontinued
  operations                                   817,177                81,713
Net income                                 $12,166,455           $11,098,582
Basic net income per common
  and common equivalent share:
  Income from continuing operations              $0.66                 $0.64
Income from discontinued operations              $0.05                 $0.01
  Net income                                     $0.71                 $0.65

Diluted net income per common
  and comment equivalent share:
  Income from continuing operations              $0.64                 $0.62
Income from discontinued operations              $0.05                 $0.01
  Net income                                     $0.69                 $0.63

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)


                                                        Year Ended June 30,
                                                  ------------------------------
                                                      2004               2004
                                                      ----               ----
                                             (Previously Reported)    (Restated)
Income (loss) from discontinued                   ($1,509,686)        ($774,222)
  Operations of Anaren Europe
Net income from discontinued operations               290,314         1,025,778
Net income                                          7,957,128         8,692,592
Basic net income per common
  and common equivalent share:
Income from discontinued operations                     $0.01             $0.05
Net income                                              $0.38             $0.41
Diluted net income per common
  share and common equivalent share:
Income from discontinued operations:                    $0.01             $0.05
Net income                                              $0.36             $0.40

                                                              June 30,
                                              ----------------------------------
                                                 2006                   2006
                                                 ----                   ----
                                         (Previously Reported)       (Restated)
Inventories                                   $22,132,680           $21,827,271
Total current assets                          124,476,118           124,170,709
Total assets                                  189,331,838           189,026,429
Income taxes payable                              676,488               703,488
Total current liabilities                      11,983,342            12,010,342
Total liabilities                              16,881,029            16,908,029
Retained earnings                              70,826,262            70,493,853
Total stockholders' equity                    172,450,809           172,118,400
Total liabilities and stockholders' equity    189,331,838           189,026,429


The balance sheet at June 30, 2005 has been revised to reflect the effect of recording the foreign currency translation gain in the second quarter of fiscal 2004 instead of the third quarter of fiscal 2006 as follows:


                                                     As of June 30,
                                           --------------------------------
                                                2005                 2005
                                                ----                 ----
                                      (Previously Reported)       (Revised)
Retained earnings                          $58,659,807           $59,395,271
Accumulated other comprehensive loss         (747,539)           (1,483,003)

   The statement of equity for the year ended June 30, 2004 has been restated to reflect the following:
                                                       As of June 30,
                                            ---------------------------------
                                                2004                  2004
                                                ----                  ----
                                       (Previously Reported)       (Restated)
Retained earnings                           $51,247,271           $51,982,735
Accumulated other comprehensive
  income (loss)                                  41,110             (694,354)

The adjustments to the balance sheet and income statement at and for the year ended June 30, 2006 had no impact on total cash flows from operations, investing, and financing. The restatement of the consolidated financial statements also affected footnotes 4, 6, 12, 14, 18, 19, and 23.

   (a) Principles of Consolidation

      The consolidated financial statements include the accounts of Anaren, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)

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

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)

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

      The following table sets forth the computation of basic and diluted shares for use in the calculation of earnings per share as of June 30:

                                                 2006        2005        2004
                                              (Restated)              (Restated)
                                              ----------  ----------  ----------
Numerator:
Earnings available to common
  stockholders ............................. $11,098,582 $ 7,412,536 $ 8,692,592
                                             =========== =========== ===========
Denominator:
Denominator for basic earnings per share:
   outstanding .............................  17,156,720  19,346,491  21,026,001
                                             =========== =========== ===========
Denominator for diluted earnings per share:
   Weighted average shares outstanding .....  17,156,720  19,346,491  21,026,001
   Common stock options and restricted stock     525,511     485,219     781,537
                                             ----------- ----------- -----------
Weighted average shares ....................  17,682,231  19,831,710  21,807,538
                                             =========== =========== ===========

   (l) Research and Development Costs

      Research and development costs are expensed as incurred.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     June 30, 2006, 2005 and 2004 (continued)

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

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     June 30, 2006, 2005 and 2004 (continued)

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

      Proposed Accounting for Pension and Other Postretirement Benefits -- This FASB proposal would require companies to report on their balance sheets the funded status of pension and other postretirement benefit plans. The proposal would also require companies to measure plan assets and obligations as of the employer's balance sheet date. As a result, companies would recognize on their balance sheets actuarial gains and losses and prior service cost that have not yet been included in income. This could significantly increase reported liabilities for many companies, with a corresponding reduction in equity reported as accumulated other comprehensive income. The provisions for the proposed statement, if passed, would be effective for fiscal years ending after December 15, 2006 (the Company's 2007 fiscal year), with earlier application encouraged. The Company is currently analyzing the financial statement impact of adopting this pronouncement.

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

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)

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

(3) Other Intangible Assets

      Other intangible assets as of June 30 are as follows:

                                        2006                    2005
                            ------------------------  --------------------------
                               Gross                    Gross
                             carrying   Accumulated    carrying     Accumulated
                              amount    amortization    amount     amortization
                            ----------  ------------  ----------   ------------
Patent .................... $  574,966   $  503,095   $  574,966   $  431,225
Customer relationships ....  1,350,000    1,087,500    1,350,000      862,500
Trade name ................    320,000      320,000      320,000      320,000
Noncompetition agreements      180,000      174,000      180,000      138,000
Favorable lease ...........    600,000      600,000      600,000      600,000
                            ----------   ----------   ----------   ----------
      Total ............... $3,024,966   $2,684,595   $3,024,966   $2,351,725
                            ==========   ==========   ==========   ==========

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

      Intangible asset amortization expense for the years ended June 30, 2006, 2005, and 2004 aggregated $332,870, $570,645, and $709,539, respectively.
Amortization expense related to intangible assets for the next five years is as follows:

        Year ending June 30:
           2007............................................    $302,874
           2008............................................      37,497
           2009............................................          --
           2010............................................          --
           2011............................................          --

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)

 (4) Discontinued Operations (restated)

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

                                              2006         2005          2004
                                           (Restated)                 (Restated)
                                           ----------      ----       ----------
Net sales.................................  $    --        $ --       $ 675,340
Income (expense)..........................   81,713          --        (667,273)
Loss on sale of equipment.................       --          --        (782,289)
                                            -------        ----       ---------
Net income (loss) from discontinued
  operations..............................  $81,713        $ --       $(774,222)
                                            =======        ====       =========

      The Company also recorded income tax benefits related to discontinued operations of $1,800,000 for the fiscal year ended June 30, 2004 and in conjunction with the liquidation of substantially all remaining assets, recorded a currency translation adjustment gain of $735,464.

(5) Securities

      The amortized cost and fair value of securities are as follows:


                                                                         June 30, 2006
                                                    -----------------------------------------------------------
                                                                       Gross          Gross
                                                     Amortized     unrealized     unrealized
                                                       cost           gains         losses           Fair value
                                                    -----------    ----------     ----------         ----------
Securities available for sale:
      Auction rate securities.................      $35,635,000         $ --            $ --       $35,635,000
                                                    -----------      -------       ---------       -----------
           Total securities available-for-sale      $35,635,000         $ --            $ --       $35,635,000
                                                    ===========      =======       =========       ===========
Securities held to maturity:
      Municipal bonds.........................      $29,056,496         $ --       $(143,144)      $28,913,352
      Commercial paper........................        2,976,555           --              --         2,976,555
      Corporate bonds.........................        1,824,132        1,989          (2,666)        1,823,455
      Federal agency bonds....................        3,398,975           --         (41,890)        3,357,085
                                                    -----------      -------       ---------       -----------
           Total securities held to maturity..      $37,256,158      $ 1,989       $(187,700)      $37,070,447
                                                    ===========      =======       =========       ===========


                                                                         June 30, 2005
                                                    -----------------------------------------------------------
                                                                       Gross          Gross
                                                     Amortized     unrealized     unrealized
                                                       cost           gains         losses           Fair value
                                                    -----------    ----------     ----------         ----------
Securities available for sale:
      Auction rate securities.................      $19,700,000         $ --            $ --       $19,700,000
                                                    -----------      -------       ---------       -----------
           Total securities available-for-sale      $19,700,000         $ --            $ --       $19,700,000
                                                    ===========      =======       =========       ===========
Securities held to maturity:
      Municipal bonds.........................      $37,746,195      $ 1,702       $(198,447)      $37,549,450
      Commercial paper........................        2,141,851           --              --         2,141,851
      Corporate bonds.........................       10,792,879          185         (50,276)       10,742,788
      Zero coupon bonds.......................        1,977,785           --         (11,205)        1,966,580
      Federal agency bonds....................        3,749,717           --         (21,627)        3,728,090
                                                    -----------      -------       ---------       -----------
           Total securities held to maturity..      $56,408,427      $ 1,887       $(281,555)      $56,128,759
                                                    ===========      =======       =========       ===========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)

The unrealized loses on the Company's held to maturity marketable debt securities were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until they recover their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.


      Contractual maturities of marketable debt securities held to maturity at June 30 are summarized as follows:

                                     2006                             2005
                          -------------------------    -------------------------
                                            Fair                        Fair
                                           market                      market
                              Cost         value           Cost         value
                          -----------   -----------    -----------   -----------
Within one year.........  $31,124,733   $30,994,480    $36,307,880   $36,176,998
One year to five years..    6,131,425     6,075,967     20,100,547    19,951,761
                          -----------   -----------    -----------   -----------
      Total.............  $37,256,158   $37,070,447    $56,408,427   $56,128,759
                          ===========   ===========    ===========   ===========

      Contractual maturities of auction rate securities available for sale at June 30 are summarized as follows:

                                     2006                             2005
                          -------------------------    -------------------------
                                            Fair                        Fair
                                           market                      market
                              Cost         value           Cost         value
                          -----------   -----------    -----------   -----------
Within one year.........  $35,635,000   $35,635,000    $16,200,000   $16,200,000
One year to five years..          --             --      3,500,000     3,500,000
                          -----------   -----------    -----------   -----------
      Total.............  $35,635,000   $35,635,000    $19,700,000   $19,700,000
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

(6) Inventories (restated)

      Inventories at June 30 are summarized as follows:

                                                      2006              2005
                                                   (Restated)
                                                  -----------       -----------
Component parts ..............................    $10,567,804       $10,369,049
Work in process ..............................      8,660,682         7,709,465
Finished goods ...............................      3,790,075         2,766,157
                                                  -----------       -----------
                                                   23,018,561        20,844,671
Reserve for obsolescence .....................     (1,191,290)       (1,441,323)
                                                  -----------       -----------
Net inventories ..............................    $21,827,271       $19,403,348
                                                  ===========       ===========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)

 (7) Property, Plant, and Equipment

      Components of property, plant, and equipment at June 30 consist of the following:

                                                          2006           2005
                                                      -----------    -----------
Land and land improvements.........................   $ 2,207,823    $ 2,207,823
Buildings, furniture, and fixtures.................    17,081,807     16,654,351
Machinery and equipment............................    58,621,347     51,680,883
                                                      -----------    -----------
                                                       77,910,977     70,543,057
Less accumulated depreciation and amortization.....    50,275,816     45,559,404
                                                      -----------    -----------
                                                      $27,635,161    $24,983,653
                                                      ===========    ===========

(8) Accrued Expenses

      Accrued expenses at June 30 consist of the following:

                                                          2006          2005
                                                      -----------    -----------
Compensation.......................................   $ 2,082,104    $ 1,222,891
Commissions........................................       732,749        620,990
Restructuring (note 9).............................            --         19,863
Health insurance...................................       294,500        271,561
Other .............................................       145,463        196,580
                                                      -----------    -----------
                                                      $ 3,254,816    $ 2,331,885
                                                      ===========    ===========

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

(9) Restructuring and Impairment

      On October 26, 2004, the Company announced that in order to accelerate ceramic product growth initiatives and improve operating efficiency, it had decided to consolidate its RF Power operation with the Company's Amitron operation and close RF Power's facility in Bohemia, New York. The consolidated operation, Anaren Ceramics, Inc., operates at the Company's Salem, NH facility, which fully accommodates the current capacity needs of the combined entity as well as significant future growth. The move of the RF Power operation to the Salem, NH facility was completed during the second quarter ended December 31, 2004. As a result of the facility closure and move, the Company recognized consolidation costs of $458,335 for severance and outplacement, $91,000 for lease cancellation (included in general and administrative expense) and $300,000 for additional inventory write-downs (included in cost of sales) during the second quarter of fiscal 2005. All of RF Power's employees were either terminated or transferred to the New Hampshire facility.

      Additionally, included in general and administrative expenses for the wireless segment is a $272,000 write-down of RF Power Custom automated equipment that became impaired in the third quarter of fiscal year 2005. The remaining market value of the custom equipment was determined based upon quoted values of similar types of equipment.

                                          Year ending June 30, 2005
                              Balance     --------------------------    Balance
                             June 30,       Costs           Cash        June 30,
                               2004       incurred      expenditures      2005
                             --------     --------      ------------    --------
Severance payments..........  $ --       $ 391,575       $(371,712)     $19,863
Outplacement services and...    --          66,760         (66,760)          --
                              ----       ---------       ---------      -------
                              $ --       $ 458,335       $(438,472)     $19,863
                              ====       =========       =========      =======

                                          Year ending June 30, 2006
                              Balance     --------------------------    Balance
                             June 30,       Costs           Cash        June 30,
                               2005       incurred      expenditures      2006
                             --------     --------      ------------    --------
Severance payments.........  $ 19,863    $      --       $ (19,863)     $    --
                             ========    =========       =========      =======

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)


 (10) Other Liabilities

      Other liabilities as of June 30 consist of the following:

                                                           2006         2005
                                                       ----------    ----------
Deferred compensation...............................   $  793,943    $  650,064
Pension liability...................................      312,660       675,000
Other ..............................................      391,863       287,450
                                                       ----------    ----------
                                                        1,498,466     1,612,514
Less current portion................................      769,523     1,044,759
                                                       ----------    ----------
                                                       $  728,943    $  567,755
                                                       ==========    ==========

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

(12) Stock-Based Compensation (Restated)

      Effective July 1, 2005, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123R) on a modified prospective basis. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards.

      Total stock-based compensation expense recognized for the years ended June 30, 2006, 2005, and 2004 was $3,474,761, $65,710, and $286,200, respectively.
These amounts include $116,534, $65,710, and $286,200, respectively related to the Company's restricted stock program (see note 13) and $3,358,227 related to the Company's stock option program for the year ended June 30, 2006.

      As a result of the adoption of SFAS 123R, both operating income and income before taxes for the year ended June 30, 2006 were reduced by $3,267,277, while net income was reduced by $3,040,277, or $0.18 per basic and $0.17 per diluted share for the year then ended.

      Stock-based compensation expense included in operating expenses is as follows for the year ended June 30, 2006:

                                              Stock      Restricted    Total
                                             option        stock     stock-based
                                             program      program   compensation
                                            ----------    --------   ----------
Cost of goods sold .......................  $  966,207    $106,534   $1,072,741
Marketing ................................     274,631          --      274,631
Research and development .................     346,167          --      346,167
General and administrative ...............   1,771,222      10,000    1,781,222
                                            ----------    --------   ----------
      Total cost of stock-based
        compensation......................   3,358,227     116,534    3,474,761
Amounts capitalized in inventory at
  year end................................     (90,950)         --      (90,950)
                                            __________    ________   __________
Net stock-based compensation expense .....  $3,267,277    $116,534   $3,383,811
                                            ==========    ========   ==========
Amount of related income tax benefit
  recognized in income ...................  $  251,000    $ 45,000   $  296,000
                                            ==========    ========   ==========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)


                     Nonvested Shares Issued Under the Plan

                                                               Weighted-Average
                                                  Number          Grant-Date
                                                 of Shares        Fair Value
                                                 ---------     ----------------
Nonvested at June 30, 2005....................   1,073,592          $6.60
Granted.......................................     387,500           8.88
Forfeited.....................................     (24,180)          6.28
Vested........................................    (431,994)          9.72
                                                 ---------          -----
Nonvested at June 30, 2006....................   1,004,918          $6.16
                                                 =========          =====

      As of June 30, 2006, there were 2,445,907 stock options outstanding. At June 30, 2006, the aggregate value of unvested options, as determined on respective grant dates using a Black-Scholes option valuation model, was $6,185,810 (net of estimated forfeitures), all of which is expected to be recognized as compensation expense in fiscal years 2007 through 2011. The aggregate intrinsic value of both vested and unvested options at June 30, 2006 was $16,694,529 (net of forfeitures). As of June 30, 2006, 1,440,989 stock options were exercisable, which represents an aggregate intrinsic value of $9,766,008.

      During the year ended June 30, 2006, the Company granted 387,500 nonstatutory stock options with a fair value of $3,446,140 (net of estimated forfeitures), and 60,270 options were forfeited and/or expired. During the year ended June 30, 2006, there were 664,103 stock options exercised, which represents an aggregate intrinsic value of $6,938,901. New option grants made after July 1, 2005, as well as option grants issued prior to that date, have been valued using a Black-Scholes option valuation model. For the twelve month period ended June 30, 2006, the Company used the Simplified Method to estimate the expected term of the expected life of stock option grants as defined by SEC Accounting Staff Bulletin No. 107 for each award granted. Expected volatility for the twelve month period ended June 30, 2006, is based on historical volatility levels of the Company's common stock. The risk-free interest rate for the year ended June 30, 2006 is based on the implied yield currently available on U.S. Treasury zero coupon issues with the remaining term equal to the expected life.

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

                                                           Year ended June 30
                                                       -------------------------
                                                                        2004
                                                           2005      (Restated)
                                                       -----------   ----------
Net income, as reported............................... $ 7,412,536   $8,692,592
Add compensation expense related to
  restricted stock grants.............................      65,710      286,200
Deduct total stock-based employee compensation
  expense determined under fair value-based
  method for all awards, net of related tax effects...  (5,589,306)  (7,400,660)
                                                       -----------   ----------
      Pro forma net income............................ $ 1,888,940   $1,578,132
                                                       ===========   ==========
Earnings per share:
  Basic - as reported.................................      $ 0.38       $ 0.41
  Basic - pro forma...................................        0.10         0.08
  Diluted - as reported...............................        0.37         0.40
  Diluted - pro forma.................................        0.10         0.07

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)


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

      Information with respect to this plan is as follows:

                                                                        Weighted
                                                                        average
                                          Total          Option         exercise
                                         shares           price          price
                                        ---------    ---------------    --------
Outstanding at June 30, 2003..........  2,717,380    $ 1.38 to 62.44     $14.88
   Issued.............................    395,400     14.73 to 17.24      14.77
   Exercised..........................   (268,750)     1.38 to 16.35       5.81
   Expired............................    (24,538)     9.51 to 53.00      23.59
   Canceled...........................    (22,830)     9.51 to 53.00      28.66
                                        ---------
Outstanding at June 30, 2004..........  2,796,662    $ 1.38 to 62.44     $15.53
   Issued.............................    389,600     12.05 to 13.43      12.05
   Exercised..........................    (98,460)      1.38 to 9.51       1.26
   Expired............................   (220,692)     8.57 to 62.44      26.90
   Canceled...........................    (84,330)     9.51 to 62.44      11.28
                                        ---------
Outstanding at June 30, 2005..........  2,782,780    $ 2.27 to 57.59     $14.73
   Issued.............................    387,500     11.97 to 21.15      14.22
   Exercised..........................   (664,103)     2.27 to 20.17       8.04
   Expired............................    (36,090)    14.73 to 57.59      39.05
   Canceled...........................    (24,180)     9.51 to 53.00      14.43
                                        ---------
Outstanding at June 30, 2006..........  2,445,907    $ 2.27 to 54.00     $15.91
                                        =========
Shares exercisable at June 30, 2006...  1,440,989    $ 2.27 to 54.00     $17.84
                                        =========

      The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2006:

                   Options outstanding                      Options exercisable
------------------------------------------------------     ---------------------
                                Weighted      Weighted                  Weighted
  Range of                       average       average                   average
  exercise                      remaining     exercise                  exercise
   prices          Shares     life in years     price       Shares        price
-------------     ---------   -------------   --------     ---------    --------
$1.00 - 5.00         24,300       0.64         $ 2.28         24,300     $ 2.28
 5.01 - 15.00     2,045,897       5.89          12.04      1,077,501      11.76
15.01 - 40.00       205,110       4.31          19.15        168,588      20.36
40.01 - 65.00       170,600       4.57          53.04        170,600      53.04
                  ---------                                ---------
                  2,445,907                                1,440,989
                  =========                                =========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)


      During the years ended June 30, 2006, 2005, and 2004, the per-share weighted average fair value of the nonstatutory stock options granted was $8.88, $7.79, and $10.78. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending June 30:


                                                          2006              2005              2004
                                                          ----              ----              ----
Expected option life............................    6.0 - 6.5 years    3.0 - 5.0 years   3.0 - 5.0 years
Weighted average risk-free interest rate........      3.92% - 5.02%        3.22%              3.15%
Weighted average expected volatility............    54.12% - 62.00%    59.75% - 87.57%     92.9% - 125.7%
Rate of dividends...............................           0.0%             0.0%               0.0%

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

      On May 17, 2006, the Company issued restricted stock grants totaling 120,082 shares. The per-share value of each grant was $21.15. These shares are subject to a forfeiture period which expires as of the later of May 17, 2009 and the last day of the Company's single fiscal year during which the Company has both net sales from operations of at least $250 million and operating income of at least 12 percent of net sales. These grant agreements expire if both financial performance conditions above are not met by June 30, 2011. Presently, the Company has recognized no compensation expense for this grant and the shares have not been included in the current diluted earnings per share calculation as the Company believes that it is probable that these goals will not be met within the time period specified. In the future, if it becomes probable that the sales and earnings goals will be achieved then at that time the compensation cost associated with the grant will be recognized over the remaining vesting period.

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

(14) Accumulated Other Comprehensive Income (Loss) (Restated)

      The   cumulative   balance  of  each   component  of   accumulated   other
comprehensive income (loss) is as follows:


                                 Foreign        Minimum         Unrealized         Accumulated
                                 currency       pension       gain/(loss) on          other
                                translation    liability        securities        comprehensive
                                adjustment     adjustment   available-for-sale    income (loss)
                                -----------    ----------   ------------------    -------------
Balances at June 30, 2005.....  $   2,507     $(1,485,510)         $ --           $(1,483,003)
Current period change.........    103,009         938,597                           1,041,606
                                ---------     -----------          ----           -----------
Balances at June 30, 2006.....  $ 105,516     $  (546,913)         $ --           $  (441,397)
                                =========     ===========          ====           ===========


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

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)


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


                                                2006                 2005                2004
                                              ----------         ------------         -----------
Change in benefit obligation:
   Benefit obligation at
     beginning of year...................    $11,537,111          $ 9,350,523         $ 9,011,361
   Service cost..........................        342,349              247,301             262,849
   Interest cost.........................        607,181              564,361             540,825
   Actuarial (gain) loss.................     (1,364,787)           1,737,221            (169,012)
   Benefits paid.........................       (402,956)            (362,295)           (295,500)
                                              ----------         ------------         -----------
   Benefit obligation at
     end of year.........................    $10,718,898          $11,537,111         $ 9,350,523
                                              ==========         ============         ===========
Change in plan assets:
   Fair value of plan assets at
     beginning of year...................    $ 8,151,843          $ 7,234,214         $ 6,334,848
   Actual return on plan assets..........        606,490              594,742             790,353
   Employer contributions................        486,012              685,182             365,130
   Benefits paid.........................       (402,956)            (362,295)           (256,117)
                                              ----------         ------------         -----------
   Fair value of plan assets at
     end of year.........................    $ 8,841,389          $ 8,151,843         $ 7,234,214
                                              ==========         ============         ===========
   Under funded status...................    $(1,877,509)         $(3,385,268)        $(2,116,309)
   Unrecognized net loss.................      1,981,589            3,449,148           1,729,576
   Unrecognized net obligation
     existing at initial application.....             --                   --                  --
   Unrecognized prior service cost.......         (1,298)              (4,530)              5,960
   Adjustment required to recognize
     minimum liability...................       (828,654)          (2,237,066)           (823,787)
                                              ----------         ------------         -----------
   Accrued pension cost..................     $ (725,872)        $ (2,177,716)        $(1,204,560)
                                              ==========         ============         ===========
Weighted average assumptions:
   Discount rate at year-end.............           6.25%                5.25%               6.25%
   Rate of increase in compensation
     levels at year end..................           4.00                 4.00                4.00
   Expected return on plan assets
     during the year.....................           8.50                 8.50                8.50
   Measurement date......................        June 30              June 30             June 30

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)


      Components of net periodic pension cost for the years ended June 30 are as follows:

                                           2006           2005          2004
                                         ---------      ---------     ---------
Service cost...........................  $ 342,349      $ 247,301     $ 262,849
Interest cost..........................    607,181        564,361       540,825
Expected return on plan assets.........   (693,461)      (626,751)     (536,451)
Amortization of unrecognized
    prior service cost.................     (3,232)        10,490        18,239
Amortization of unrecognized
    (gain) loss........................    189,743         49,658       108,265
                                         ---------      ---------     ---------
Net periodic pension cost..............  $ 442,580      $ 245,059     $ 393,727
                                         =========      =========     =========
Weighted average assumptions:
    Discount rate......................       5.25%          6.25%         6.00%
    Expected increase in compensation
      levels at year end...............       4.00           4.00          4.00
    Expected return on plan assets
      during the year..................       8.50           8.50          8.50

   Plan Assets


                                                  2006                             2005
                                      ---------------------------      ---------------------------
                                        Actual         Percentage        Actual         Percentage
                                      allocation       allocation      allocation       allocation
                                      ----------       ----------      ----------       ----------
Money market........................    $ 298,659         3.38%          $ 218,514          2.68%
Common equities.....................      459,812         5.20             329,835          4.05
Corporate debt securities...........    1,043,243        11.80           1,370,775         16.82
Government debt securities..........    1,976,803        22.36           1,769,844         21.71
Global equity mutual fund...........      588,510         6.65             471,510          5.78
Closed end equity mutual funds......    4,474,362        50.61           3,991,365         48.96
                                       ----------       ------          ----------        ------
                                       $8,841,389       100.00%         $8,151,843        100.00%
                                       ==========       ======          ==========        ======

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

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)

   Determination of Assumed Rate of Return

      The Corporation has selected the assumed rate of return based on the following:

                                                  Expected
                                                  compound
                                    Target       annualized         Expected
                                  percentage       5-year           weighted
                                  allocation   (index) return    average return
                                  ----------   --------------    --------------
Large-cap stocks...............      30.00%         11.10%            3.33%
Mid-cap stocks.................      11.00          12.70             1.40
Small-cap stocks...............      11.00          12.90             1.42
International common stocks....       8.00          10.50             0.84
Broad bond market..............      40.00           5.10             2.04
                                    ------                            ----
  Total........................     100.00%                           9.03%
                                    ======                            ====

      The Company estimated investment expenses of approximately 0.5% of the portfolio annually.

   Expected Contributions

      Expected contributions for fiscal 2007 are $312,660.

   Estimated Future Benefit Payments

      The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

      July 1, 2006 - June 30, 2007...................................  $ 419,601
      July 1, 2007 - June 30, 2008...................................    480,626
      July 1, 2008 - June 30, 2009...................................    487,453
      July 1, 2009 - June 30, 2010...................................    525,600
      July 1, 2010 - June 30, 2011...................................    543,938
      Years 2012 - 2016..............................................  3,122,875

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

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)

      The following table presents the changes in the postretirement benefit obligation and the funded status of the Plan at June 30:

                                           2006           2005         2004
                                       -----------    -----------   -----------
Benefit obligation at beginning
  of year............................  $ 2,881,474    $ 1,910,271   $ 1,915,728
Service cost.........................       74,708         57,139        61,145
Interest cost........................      146,662        185,309       111,207
Plan participants' contributions.....      130,862        119,636        61,362
Actuarial (gain) loss................     (415,240)       854,315       (98,279)
Benefits paid........................     (211,957)      (245,196)     (140,892)
                                       -----------    -----------   -----------
Benefit obligation at end of year....  $ 2,606,509    $ 2,881,474   $ 1,910,271
                                       ===========    ===========   ===========
Fair value of plan assets............  $        --    $        --   $        --
Under funded status..................   (2,606,509)    (2,881,474)   (1,910,271)
Unrecognized actuarial loss..........      662,932      1,131,002       351,839
                                       -----------    -----------   -----------
  Accrued postretirement
    benefit cost.....................  $(1,943,577)   $(1,750,472)  $(1,558,432)
                                       ===========    ===========   ===========


      Net  periodic   postretirement   benefit  cost   includes  the   following
components:

                                             2006          2005          2004
                                          --------       --------      --------
Service cost.........................     $ 74,708       $ 57,139      $ 61,145
Interest cost........................      146,662        185,309       111,207
Amortized loss.......................       52,830         75,152        18,467
                                          --------       --------      --------
  Net periodic postretirement
    benefit cost.....................     $274,200       $317,600      $190,819
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

                                                  1% increase      1% decrease
                                                  -----------      -----------
Effect on total of service and interest
  cost components................................   $ 17,573        $ (15,517)
Effect on postretirement benefit obligation......    223,430         (197,350)

   Estimated Future Benefit Payments

      Shown  below  are  the  expected   gross   benefit   payments   (including
prescription drug benefits) and the expected gross amount of subsidy receipts.

                                                        Gross         Subsidy
                                                      payments       receipts
                                                      --------       --------
2007...............................................   $ 204,530     $ (39,381)
2008...............................................     199,286       (48,950)
2009...............................................     214,390       (53,689)
2010...............................................     216,892       (59,938)
2011...............................................     220,394       (64,144)
Years 2012 - 2016..................................   1,140,941      (364,243)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)

 (18) Income Taxes (restated)

      The following table presents the Domestic and Foreign components of income
(loss) before income taxes and discontinued operations and the expense (benefit) for income taxes as well as the taxes charged or credited to stockholders' equity:


                                                            Year ended June 30
                                                ----------------------------------------
                                                    2006          2005          2004
                                                (Restated)
                                                -----------    ----------    -----------
Income (loss) before income taxes and
  discontinued operations:
      Domestic ..............................   $10,568,029    $8,620,237    $11,873,719
      Foreign ...............................     3,700,840       530,299     (1,511,905)
                                                -----------    ----------    -----------
                                                $14,268,869    $9,150,536    $10,361,814
                                                ===========    ==========    ===========
Income tax expense charged to the
  income statement from continuing
  operations:
      Current:
        Federal .............................   $ 3,431,352    $  951,453    $ 2,827,536
        State and local .....................       177,634       227,645          8,246
        Foreign .............................            --            --             --
                                                -----------    ----------    -----------
          Total current .....................     3,608,986     1,179,098      2,835,782
                                                -----------    ----------    -----------
      Deferred:
        Federal .............................      (144,577)      558,457       (523,921)
        State and local .....................      (179,507)          445        383,139
        Foreign .............................       (32,902)           --             --
                                                -----------    ----------    -----------
          Total deferred ....................      (356,986)      558,902       (140,782)
                                                -----------    ----------    -----------
          Subtotal ..........................     3,252,000     1,738,000      2,695,000
                                                -----------    ----------    -----------
Income taxes credited to the income statement
  from discontinued operations:
      Federal ...............................            --            --     (1,800,000)
                                                -----------    ----------    -----------
        Subtotal ............................            --            --     (1,800,000)
                                                -----------    ----------    -----------
        Total income taxes charged to the
          income statement ..................     3,252,000     1,738,000        895,000
                                                -----------    ----------    -----------
Income taxes charged (credited) to
  shareholders' equity:
  Current benefit of stock based compensation   $(1,679,149)      (29,308)      (794,500)
  Deferred taxes (benefit) of stock based
    compensation ............................            --       302,958         (3,130)
  Deferred taxes (benefit) from recognition
    of minimum pension liability ............       469,815      (468,112)       255,081
                                                -----------    ----------    -----------
        Income taxes credited to
          shareholders' equity ..............    (1,209,334)     (194,462)      (542,549)
                                                -----------    ----------    -----------
        Total income taxes ..................   $ 2,042,666     1,543,538        352,451
                                                ===========    ==========    ===========

                          ANAREN, INC. AND SUBSIDARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)


      A reconciliation of the expected consolidated income tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes and discontinued operations, to income tax expense, is as follows:


                                                    2006           2005          2004
                                                 (Restated)
                                                 -----------    ----------     ----------
Expected consolidated income tax expense.......  $ 4,851,415    $3,111,182     $3,523,017
State taxes, net of Federal benefit............       (8,640)      150,539        258,314
Nontaxable interest income.....................     (523,791)     (403,498)      (382,546)
Change in valuation allowance..................     (238,169)       40,827        226,786
Effect of foreign operations...................   (1,191,964)     (154,965)       287,262
Non-deductible stock-based compensation........      886,007            --             --
Export tax benefits............................     (232,533)     (708,640)      (808,124)
Research credits...............................     (416,600)     (175,380)      (371,870)
Other, net.....................................      126,275      (122,065)       (37,839)
                                                 -----------    ----------     ----------
                                                 $ 3,252,000    $1,738,000     $2,695,000
                                                 ===========    ==========     ==========

      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30 are presented below:

                                                          2006         2005
                                                      -----------    ----------
Deferred tax assets:
      Inventories..................................   $   723,100   $   800,096
      Deferred compensation........................       447,204       362,833
      Retirement benefits..........................       242,685       554,509
      Postretirement benefits......................       738,559       665,179
      Stock-based compensation.....................       322,892        26,988
      Nondeductible reserves.......................        32,245        94,019
      Federal and state tax attribute
        carryforwards..............................       709,019     1,073,508
      Foreign and state net operating loss
        carryforwards..............................        26,458       184,748
                                                      -----------   -----------
          Gross deferred tax assets................     3,242,162     3,761,880
      Valuation allowance..........................      (130,231)     (368,400)
                                                      -----------   -----------
          Net deferred tax assets..................     3,111,931     3,393,480
                                                      -----------   -----------
Deferred tax liabilities:
      Plant and equipment, principally due
        to differences in depreciation.............    (1,844,987)   (2,361,348)
      Intangible assets including goodwill.........    (2,329,710)   (1,973,025)
                                                      -----------   -----------
          Gross deferred tax liabilities...........    (4,174,697)   (4,334,373)
                                                      -----------   -----------
          Net deferred tax liabilities.............   $(1,062,766)  $  (940,893)
                                                      ===========   ===========

                                                          2006         2005
                                                      -----------   -----------
Presented as:
Current deferred tax asset.........................   $   716,287   $   686,411
Long-term deferred tax asset.......................        32,902            --
Long-term deferred tax liability...................    (1,811,955)   (1,627,304)
                                                      -----------   -----------
                                                      $(1,062,766)  $  (940,893)
                                                      ===========   ===========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)

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

(19) Segment and Related Information (restated)

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

      The wireless segment designs, manufactures, and markets commercial products used mainly by the wireless communications market. The space and defense segment of the business designs, manufactures, and markets specialized products for the radar and communications markets. The revenue disclosures for the Company's reportable segments depict products that are similar in nature.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)

      The  following  table  reflects  the  operating  results  of the  segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:


                                                                             Corporate
                                                             Space and          and
                                              Wireless        defense       unallocated     Consolidated
                                             -----------    -----------     -----------     ------------
Net sales:
   2006..................................    $66,731,312    $38,732,924      $        --    $105,464,236
   2005..................................     64,169,326     30,291,739               --      94,461,065
   2004..................................     58,078,091     27,000,848               --      85,078,939
Operating income:
   2006 (restated).......................      7,369,184      4,471,974               --      11,841,158
   2005..................................      2,233,614      5,347,430               --       7,581,044
   2004..................................      4,373,892      4,319,703               --       8,693,595
Goodwill and intangible assets:
   June 30, 2006.........................     31,056,232             --               --      31,056,232
   June 30, 2005.........................     31,389,102             --               --      31,389,102
Identifiable assets:*
   June 30, 2006 (restated)..............     20,376,293     17,944,131      119,649,773     157,970,197
   June 30, 2005.........................     21,497,591     12,685,903      109,909,259     144,092,753
Depreciation:**
   2006 (restated).......................      2,594,443      2,280,892               --       4,875,335
   2005..................................      2,839,280      2,047,874               --       4,887,154
   2004..................................      2,420,370      1,876,629               --       4,296,999
Intangibles amortization:***
   2006..................................        332,870             --               --         332,870
   2005..................................        570,645             --               --         570,645
   2004..................................        709,539             --               --         709,539

----------
  * Segment assets primarily include receivables, and inventories. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable securities, other receivables, prepaid expenses, deferred income taxes, and property, plant and equipment not specific to business acquisitions.

 ** Depreciation expense related to acquisition--specific property, plant, and equipment is included in the segment classification of the acquired business. Depreciation expense related to nonbusiness combination assets is allocated departmentally based on an estimate of capital equipment employed by each department. Depreciation expense is then further allocated within the department as it relates to the specific business segment impacted by the consumption of the capital resources utilized. Due to the similarity of the property, plant, and equipment utilized, the Company does not specifically identify these assets by individual business segment for internal reporting purposes.

*** Amortization of intangible assets arising from business combinations, and patent amortization, is allocated to the segments based on the segment classification of the acquired or applicable operation.

   (b) Geographic Information

      Net sales by geographic region are as follows:


                                                                                                 Consolidated
                          United States  Asia Pacific     Europe       Americas       Other        net sales
                          -------------  ------------     ------       --------       -----        ---------
2006..................     $57,317,412    $29,242,776   $12,143,309    $2,869,330   $3,891,409   $105,464,236
2005..................      46,558,563     25,530,705    18,114,496     3,070,760    1,186,541     94,461,065
2004..................      45,562,351     16,746,852    16,656,740     6,112,996           --     85,078,939

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (continued)

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

(20) Commitments

      The Company is obligated under contractual obligations and commitments to make future payments such as lease agreements and contingent commitments. The Company's obligations and commitments are as follows:

      Year ending June 30:
        2007............................................      $  840,370
        2008............................................         867,762
        2009............................................         867,762
        2010............................................         867,762
        2011............................................         867,762
        Thereafter......................................       1,919,153
                                                              ----------
                                                               6,230,571
        Less sublease income............................        (632,072)
                                                              ----------
                                                              $5,598,499
                                                              ==========

      Net rent expense for the years ended June 30, 2006, 2005, and 2004 was $748,961, $760,410, and $874,965, respectively. Rent expense for fiscal 2006, 2005, and 2004 was offset by sublease income of $464,209, $485,121, and $430,311, respectively.

      The minimum lease payments for the Company's operating leases are recognized on a straight-line basis over the minimum lease term. The Company's leases have no step rent provisions, escalation clauses or other lease concessions.

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

(22) Foreign Operations

      The Company maintains and operates a facility in Suzhou, China. During fiscal year 2006, net sales (net of intercompany eliminations) totaled $4,853,152. Included in the company's total assets, as of June 30, 2006, includes $1,462,764 (restated) of inventory held for resale, as well as $1,627,204 of fixed assets (net of related accumulated depreciation). As of June 30, 2006, there is no reason to believe that any of the Company's foreign assets or future operations will be impaired.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2006, 2005 and 2004 (concluded)

 (23) Quarterly Financial Data (Unaudited)

      The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2006 and 2005:


                                                                   2006 quarter ended
                                      -------------------------------------------------------------------------------
                                            September 30         September 30      December 31           December 31
                                      (As Previously Reported)    (Revised)    (As Previously Reported)   (Restated)
                                      -----------------------    ------------  ------------------------  -----------
Net sales................................    $24,614,358         $24,614,358         $25,019,013         $25,019,013
Gross profit.............................      8,654,446           8,654,446           9,036,509           8,745,626
Net income...............................      2,254,017           2,226,017           2,229,965           2,010,082
Net income (loss) per common share
   from continuing operations:
   Basic income (loss) per share from
     continuing operations...............         $ 0.13              $ 0.13              $ 0.13              $ 0.12
   Diluted income (loss) per share from
     continuing operations...............           0.13                0.12                0.13                0.11


                                                                     2006 quarter ended
                                      -------------------------------------------------------------------------------
                                              March 31             March 31              June 30           June 30
                                      (As Previously Reported)    (Restated)   (As Previously Reported)   (Revised)
                                      -----------------------    ------------  ------------------------  -----------
Net sales................................    $26,701,083         $26,701,083          $29,129,782        $29,129,782
Gross profit.............................     10,242,981          10,249,407           10,341,732         10,320,780
Net income...............................      4,031,355           3,252,317            3,651,118          3,610,166
Net income (loss) per common share
   from continuing operations:
   Basic income (loss) per share from
     continuing operations...............         $ 0.19              $ 0.19               $ 0.21             $ 0.21
   Diluted income (loss) per share from
     continuing operations...............           0.18                0.19                 0.20               0.20
Net income (loss) per common share
   from discontinued operations:
   Basic income (loss) per share from
     discontinued operations.............         $ 0.05              $ 0.00               $   --             $   --
   Diluted income (loss) per share from
     discontinued operations.............         $ 0.05              $ 0.00               $   --             $   --




                                                                   2005 quarter ended
                                            -----------------------------------------------------------------
                                            September 30       December 31       March 31           June 30
                                            ------------       -----------       --------           -------
Net sales................................    $24,907,357       $23,650,022      $21,783,418       $24,120,268
Gross profit.............................      7,890,818         6,761,172        7,152,648         8,065,561
Net income...............................      1,981,165           980,884        1,860,530         2,589,957
Net income (loss) per common share:
   Basic income (loss) per share.........         $ 0.10            $ 0.05           $ 0.10            $ 0.14
   Diluted income (loss) per share.......           0.10              0.05             0.09              0.14

      Income per share amounts for each quarter are required to be computed independently. As a result, their sum does not necessarily equal the total year income per share amounts.

      Gross profit, net income and income per share for the quarters ended September 30, 2005 and March 31, 2006 have been revised for immaterial changes related to the inventory valuation error and the tax correction in fiscal 2006.