Form 10-Q/A
period 2006-09-30
ANAREN  INC
filed 2007-01-31
CIK 6314

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

Explanatory Note

      The purpose of this amended Quarterly Report on Form10-Q/A of Anaren, Inc. (the "Company") is to restate the Company's consolidated condensed financial statements for the three months ended September 30, 2006 ("the financial statements") and to modify the related disclosures. See Note 1 to the financial statements included in this amended Quarterly Report.

      The restatement arose from the Company's determination that an error had occurred in the computer program used by the Company to value work-in-process inventory resulting in a misstatement of inventory. As a result of this error, the Company has determined that its inventory at September 30, 2006 and its net income for the three months ended September 30, 2006 were both overstated. Additionally, the Company has corrected certain errors in accounting for income taxes related to the expiration of the federal research and experimentation tax credit at the end of calendar 2005.

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

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets as of                         4
           September 30, 2006 (restated) and June 30, 2006 (restated)

           Consolidated Condensed Statements of Earnings                       5
           for the Three Months Ended September 30,
           2006 (restated) and 2005 (unaudited)

           Consolidated Condensed Statements of Cash Flows                     6
           for the Three Months Ended September 30,
           2006 (restated) and 2005 (unaudited)

           Notes to Consolidated Condensed Financial                           7
           Statements (unaudited)

  Item 2.  Management's Discussion and Analysis                               19

           of Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         28

  Item 4.  Controls & Procedures                                              28

PART II - OTHER INFORMATION

  Item 1A. Risk Factors                                                       30

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        30

  Item 6.  Exhibits                                                           30

 Officer Certifications                                                  32 - 35

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      September 30, 2006 and June 30, 2006

                Assets                                                September 30, 2006      June 30, 2006
                ------                                                ------------------      -------------
Current assets:                                                    (Restated - See note 1)
---------------                                                    -----------------------
                                                                        (Unaudited)
    Cash and cash equivalents                                          $ 13,033,249           $ 15,733,214
    Securities available for sale (note 4)                               32,184,947             35,635,000
    Securities held to maturity (note 4)                                 26,156,786             31,124,733
    Receivables, less allowance of $86,133
      at September 30, 2006 and $84,854 at June 30, 2006                 20,030,729             16,362,011
    Inventories (note 5)                                                 24,675,626             21,827,271
    Other receivables                                                       996,000              1,176,009
    Prepaid expenses                                                      1,393,391                744,321
    Deferred income taxes                                                   716,287                716,287
    Other current assets                                                  1,098,273                851,863
                                                                       ------------           ------------
                Total current assets                                    120,285,288            124,170,709

Securities held to maturity (note 4)                                     15,410,769              6,131,425
Property, plant and equipment, net (note 6)                              28,525,335             27,635,161
Deferred income taxes                                                        32,902                 32,902
Goodwill                                                                 30,715,861             30,715,861
Other intangible assets, net of accumulated amortization
    of $2,764,813 at September 30, 2006
    and $2,684,595 at June 30, 2006 (note 2)                                260,153                340,371
Other assets                                                                341,448                     --
                Total assets                                           $195,571,756           $189,026,429
                                                                       ============           ============

      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
    Accounts payable                                                   $  7,476,965           $  6,798,793
    Accrued expenses (note 7)                                             1,841,653              3,254,816
    Income taxes payable                                                  1,386,443                703,488
    Customer advance payments                                               483,722                483,722
    Other current liabilities (note 8)                                      814,632                769,523
                                                                       ------------           ------------
                Total current liabilities                                12,003,415             12,010,342
Deferred income taxes                                                     1,956,955              1,811,955
Pension and postretirement benefit obligation                             2,503,862              2,356,789
Other liabilities (note 8)                                                  764,912                728,943
                                                                       ------------           ------------
                Total liabilities                                        17,229,144             16,908,029
                                                                       ------------           ------------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 27,017,454 shares
       at September 30, 2006 and 26,857,554 at June 30, 2006                270,174                268,575
    Additional paid-in capital                                          184,254,746            181,780,660
    Retained earnings                                                    74,254,531             70,493,853
    Accumulated other comprehensive loss                                   (453,548)              (441,397)
                                                                       ------------           ------------
                                                                        258,325,903            252,101,691
    Less cost of 9,249,643 treasury shares
      at September 30, 2006 and June 30, 2006                            79,983,291             79,983,291
                                                                       ------------           ------------
                Total stockholders' equity                              178,342,612            172,118,400
                                                                       ------------           ------------
                Total liabilities and stockholders' equity             $195,571,756           $189,026,429
                                                                       ============           ============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           September 30, 2006 and 2005
                                   (Unaudited)

                                                   September 30,   September 30,
                                                       2006             2005
                                                   -------------   -------------
                                                   (Restated -      (Revised -
                                                    See note 1)     See note 1)
                                                   -------------   -------------
Net sales                                          $ 30,203,110    $ 24,614,358

Cost of sales                                        19,363,778      15,959,912
                                                   ------------    ------------
        Gross profit                                 10,839,332       8,654,446
                                                   ------------    ------------

Operating expenses:
        Marketing                                     1,812,706       1,768,079
        Research and development                      2,138,185       2,034,641
        General and administrative                    2,768,226       2,492,310
                                                   ------------    ------------
              Total operating expenses                6,719,117       6,295,030
                                                   ------------    ------------

Operating income                                      4,120,215       2,359,416

Other income, primarily interest                        896,606         587,744
Interest expense                                         (6,143)         (6,143)
                                                   ------------    ------------
              Total other income                   $    890,463    $    581,601
                                                   ------------    ------------

Income before income taxes                            5,010,678       2,941,017

Income tax expense                                    1,250,000         715,000
                                                   ------------    ------------

Net income                                         $  3,760,678    $  2,226,017
                                                   ============    ============

     Basic net income per share                    $       0.21    $       0.13
                                                   ============    ============

     Diluted net income per share:                 $       0.21    $       0.12
                                                   ============    ============

Shares used in computing net earnings per share:
        Basic                                        17,492,157      17,402,270
                                                   ============    ============
        Diluted                                      17,975,795      17,936,051
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended
                           September 30, 2006 and 2005
                                   (Unaudited)

                                                                 September 30, 2006   September 30, 2005
                                                                 ------------------   ------------------
                                                                     (Restated -         (Revised -
Cash flows from operating activities:                                See note 1)          See note 1)
-------------------------------------                                -----------          -----------
     Net income                                                      $ 3,760,678          $ 2,226,017
     Adjustments to reconcile net income
       to net cash used in operating activities:
         Depreciation                                                  1,323,094            1,201,919
         Amortization of intangibles                                      80,218               83,218
         Gain on sale of land                                            (77,508)                   -
         Deferred income taxes                                           145,000               72,000
         Equity based compensation                                       827,808              861,921
         Provision for doubtful accounts                                   1,279                   --
         Changes in operating assets and liabilities:
           Receivables                                                (3,669,997)              14,040
           Inventories                                                (2,848,355)          (1,385,255)
           Other receivables                                             180,009             (106,462)
           Other current assets                                         (895,480)            (255,357)
           Accounts payable                                              678,172              470,944
           Accrued expenses                                           (1,413,163)            (565,555)
           Income taxes payable                                          682,955              300,125
           Pension and postretirement benefit obligation                 170,578                   --
           Other liabilities                                              57,573              225,298
                                                                     -----------          -----------
             Net cash provided by (used in) operating activities        (997,139)           3,142,853
                                                                     -----------          -----------
Cash flows from investing activities:
     Capital expenditures                                             (2,270,268)            (847,902)
     Increase in other assets                                           (341,448)                  --
     Proceeds from sale of land                                          134,508
     Maturities and sales of marketable debt securities               39,529,106           18,732,408
     Purchase of marketable debt securities                          (40,390,450)         (15,200,000)
                                                                     -----------          -----------
             Net cash provided by (used in) investing activities      (3,338,552)           2,684,506
                                                                     -----------          -----------
Cash flows from financing activities:
     Stock options exercised                                           1,225,797              147,836
     Tax benefit from exercise of stock options                          422,080                   --
     Purchase of treasury stock                                               --           (4,894,151)
                                                                     -----------          -----------
             Net cash provided by (used in) financing activities       1,647,877           (4,746,315)
                                                                     -----------          -----------

     Effect of exchange rates                                            (12,151)              63,689
                                                                     -----------          -----------
             Net increase (decrease) in cash and cash equivalents     (2,699,965)           1,144,733
Cash and cash equivalents at beginning of period                      15,733,214            5,900,841
                                                                     -----------          -----------
Cash and cash equivalents at end of period                           $13,033,249          $ 7,045,574
                                                                     ===========          ===========
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Period For:
       Interest                                                      $     6,143          $     6,143
                                                                     ===========          ===========
       Income taxes, net of refunds                                  $        --          $   342,875
                                                                     ===========          ===========

See accompanying notes to consolidated condensed financial statements.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments and those adjustments described in note 1 herein) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as amended. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2007, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three months ended September 30, 2006 and 2005 are based on estimates of income and utilization of tax credits for the entire year.

Note 1:   Restatement of Financial Statements

The Company has determined that in the second quarter of fiscal year 2006, a programming error had occurred in the computer program used by the Company to value work-in-process inventory resulting in a misstatement of inventory. As a result of this error, the Company has determined that its inventory at September 30, 2006 and its net income for the three months ended September 30, 2006 were both overstated. Additionally, the Company has corrected certain errors in accounting for income taxes related to the expiration of the federal research and experimentation tax credit at the end of calendar 2005.

The Company's previously issued consolidated condensed financial statements as of and for the three months ended September 30, 2006 have been restated to correct the accounting for the following items:

      o Recording in the first quarter of fiscal 2007 a $782,500 reduction in inventory to correct the overstatement of work-in-process inventory at September 30, 2006 caused by the error in the Company's inventory valuation software. Of this amount, $477,091 was recorded in the first quarter of fiscal 2007 as additional cost of sales to reflect the portion of the inventory overstatement correction affecting the first quarter 2007 results of operations. The remaining $305,409 was recorded as a correction to cost of sales for the fiscal year ended June 30, 2006, including increases to cost of sales in the second quarter ended December 31, 2005 and the fourth quarter ended June 30, 2006 of $290,883 and $20,952, respectively, and a reduction in cost of sales of $6,426 in the third quarter ended March 31, 2006.

      o Recording in the first quarter of fiscal 2007 a reduction in income tax expense of $277,000 and a reduction in taxes payable of $250,000 at September 30, 2006 due to the reduction in taxable income caused by the inventory error correction and to properly reflect the expiration of the research and experimentation credit at the end of calendar 2005, including adjustments to June 30, 2006 taxes payable balances of an additional $27,000.

The following table summarizes the effect of the restatement adjustments on the financial statements as of and for the three months ended September 30, 2006.

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2006              2006
                                                     ----              ----
                                                 (Previously
                                                   Reported)         (Restated)
Cost of sales                                     $18,886,687        $19,363,778
Gross profit                                       11,316,423         10,839,332
Operating income                                    4,597,306          4,120,215
Income before income taxes                          5,487,769          5,010,678
Income tax expense                                  1,527,000          1,250,000
Net income                                        $ 3,960,769        $ 3,760,678
Basic net income per share                        $      0.23        $      0.21
Diluted net income per share                      $      0.22        $      0.21

                                                      As of September 30,
                                                      -------------------
                                                     2006              2006
                                                     ----              ----
                                                 (Previously
                                                   Reported)         (Restated)
Inventories                                      $ 25,458,126      $ 24,675,626
Total current assets                              121,067,788       120,285,288
Total assets                                      196,354,256       195,571,756
Income taxes payable                                1,636,443         1,386,443
Total current liabilities                          12,253,415        12,003,415
Total liabilities                                  17,479,144        17,229,144
Retained earnings                                  74,787,031        74,254,531
Total stockholders' equity                        178,875,112       178,342,612
Total liabilities and stockholders' equity        196,354,256       195,571,756

The adjustments to the balance sheet and income statement at and for the three months ended September 30, 2006 had no impact on total cash flows from operating, investing and financing activities.

The restatement of the consolidated financial statements also affected footnotes 5, 9 and 12.

In conjunction with the restatement of the consolidated condensed financial statements for the three months ended September 30, 2006 and the fiscal year ended June 30, 2006, the Company has revised the income statement for the three months ended September 30, 2005 to reflect immaterial corrections resulting from the effect on tax expense of the expiration of the federal research and experimentation credit at December 31, 2005.

                                                Three Months Ended September 30,
                                                --------------------------------
                                                      2005              2005
                                                      ----              ----
                                                  (Previously
                                                    Reported)         (Revised)
Income tax expense                                    687,000            715,000
Net income                                         $2,254,017         $2,226,017
Basic net income per share                         $     0.13         $     0.13
Diluted net income per share                       $     0.13         $     0.12

NOTE 2:   Intangible Assets

Intangible assets as of September 30, 2006 and June 30, 2006 are as follows:

                                               September 30                        June 30
                                               ------------                        -------
                                    Gross Carrying     Accumulated     Gross Carrying   Accumulated
                                       Amount          Amortization       Amount        Amortization
                                    --------------     ------------    --------------   ------------
Patent                               $  574,966         $  521,063        $  574,966     $  503,095
Customer Relationships                1,350,000          1,143,750         1,350,000      1,087,500
Trade Name                              320,000            320,000           320,000        320,000
Non-Competition Agreements              180,000            180,000           180,000        174,000
Favorable Lease                         600,000            600,000           600,000        600,000
                                     ----------         ----------        ----------     ----------
  Total                              $3,024,966         $2,764,813        $3,024,966     $2,684,595
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

NOTE 3:   Equity-Based Compensation

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

Stock-based compensation expense included in operating expenses is as follows for the three month periods ended September 30:

                                                                                       2006
                                                                   ---------------------------------------------
                                                                    Stock          Restricted          Total
                                                                    option            stock         stock-based
                                                                    program          program        compensation
                                                                    -------        ----------       ------------
Cost of goods sold............................................      $224,808         $50,377          $275,185
Marketing.....................................................        55,906              --            55,906
Research and development......................................        68,671              --            68,671
General and administrative....................................       396,140          31,906           428,046
                                                                    --------          ------           -------
      Total cost of stock-based compensation..................       745,525          82,283           827,808
Change in amounts capitalized in inventory....................         1,858              --             1,858
                                                                    --------          ------           -------
Net stock-based compensation expense..........................      $747,383         $82,283          $829,666
                                                                    ========         =======          ========
Amount of related income tax benefit
  recognized in income........................................      $113,000         $36,000          $149,000
                                                                    ========         =======          ========

                                                                                       2005
                                                                   ---------------------------------------------
                                                                    Stock          Restricted          Total
                                                                    option            stock         stock-based
                                                                    program          program        compensation
                                                                    -------        ----------       ------------
Cost of goods sold............................................      $325,295         $26,633          $351,928
Marketing.....................................................        68,452              --            68,452
Research and development......................................            --              --                --
General and administrative....................................       440,541           1,000           441,541
                                                                    --------          ------           -------
      Total cost of stock-based compensation..................       834,288          27,633           861,921
Change in amounts capitalized in inventory....................            --              --                --
                                                                    --------          ------           -------
Net stock-based compensation expense..........................      $834,288         $27,633          $861,921
                                                                    ========         =======          ========
Amount of related income tax benefit
  recognized in income........................................      $ 57,000         $10,000          $ 67,000
                                                                    ========         =======          ========

As of September 30, 2006, there were 2,492,929 stock options outstanding. At September 30, 2006, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $7,971,182 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2007 through 2012. The aggregate intrinsic value of these options was $16,562,033 (net of forfeitures). As of September 30, 2006, 1,483,504 stock options were exercisable, which represents an aggregate intrinsic value of $10,504,760.

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

Information with respect to this plan is as follows:
                                                                        Weighted
                                                                         average
                                            Total         Option        exercise
                                           shares          price          price
                                           ------         ------        --------
Outstanding at June 30, 2005............  2,782,780   $ 2.27 to 57.59   $14.73
   Issued...............................    387,500    11.97 to 21.15    14.22
   Exercised............................   (664,103)    2.27 to 20.17     8.04
   Expired..............................    (36,090)   14.73 to 57.59    39.05
   Canceled.............................    (24,180)    9.51 to 53.00    14.43
                                          ---------

Outstanding at June 30, 2006............  2,445,907   $ 2.27 to 54.00   $15.91
   Issued...............................    185,350             19.56    19.56
   Exercised............................   (111,428)    2.27 to 19.21    10.97
   Expired..............................    (21,100)   15.00 to 19.21    19.17
   Canceled.............................     (5,800)    9.51 to 14.73    14.13
                                          ---------
Outstanding at September 30, 2006.......  2,492,929   $ 2.27 to 54.00   $16.55
                                          =========
Shares exercisable at
   September 30, 2006...................  1,483,504   $ 2.27 to 54.00   $16.70
                                          =========

The following table summarizes significant ranges of outstanding and exercisable options at September 30, 2006:

                Options outstanding                        Options exercisable
-----------------------------------------------------    -----------------------
                               Weighted      Weighted                  Weighted
Range of                        average       average                  average
exercise                       remaining     exercise                 exercise
 prices           Shares     life in years     price      Shares        price
--------          ------     -------------   --------     ------      ---------
$1.00 - 5.00        17,292        .39          $ 2.28       17,292     $ 2.28
 5.01 - 15.00    1,945,463       6.65            6.85    1,136,488      10.94
15.01 - 40.00      359,574       7.38            9.05      159,124      20.44
40.01 - 65.00      170,600       4.32           53.04      170,600      53.04
                 ---------                               ---------
                 2,492,929                               1,483,504
                 =========                               =========

During the years ended September 30, 2006 and 2005, the per-share weighted average fair value of the nonstatutory stock options granted was $13.90 and $8.88. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending September 30:

                                                    2006               2005
                                                    ----               ----
Expected option life
  (using the Simplified Method)..............  6.0 - 6.5 years   6.0 - 6.5 years
Weighted average risk-free interest rate.....    4.84% - 4.87%      3.92 - 4.30%
Weighted average expected volatility.........           75.00%   61.00% - 69.00%
Rate of dividends............................             0.0%              0.0%

For the three month periods ended September 30, 2006 and 2005, the Company used the Simplified Method to estimate the expected term of the expected life of stock option grants as defined by SEC Staff Accounting Bulletin No. 107 Share-Based Payment for each award granted. Expected volatility for the three month periods ended September 30, 2006 and 2005, is based on historical volatility levels of the Company's common stock. The risk-free interest rate for the three month period ended September 30, 2006 and 2005 is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

Restricted Stock Program

On November 17, 2004, the Company issued restricted stock grants of 23,500 shares. The per-share value of each grant was $13.60. The shares of restricted stock are subject to a 36 month forfeiture period.

On September 1, 2005, the Company issued restricted stock grants totaling 2,605 shares. The per-share value of each grant was $13.82. The shares of restricted stock are subject to a 36 month foreiture period.

On May 17, 2006, the Company issued restricted stock grants totaling 120,082 shares. The per-share value of each grant was $21.15. These shares are subject to a forfeiture period which expires as of the later of May 17, 2009 and the last day of the Company's single fiscal year during which the Company has both net sales from operations of at least $250 million and operating income of at least 12 percent of net sales. These grant agreements expire if both financial performance conditions above are not met by June 30, 2011. Presently, the Company has recognized no compensation expense for this grant and the shares have not been included in the current diluted earnings per share calculation as the Company believes that it is probable that these goals will not be met within the time period specified. In the future, if it becomes probable that the sales and earnings goal will be achieved then at that time the compensation cost associated with the grant will be recognized over the remaining vesting period.

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

NOTE 4:   Securities

The amortized cost and fair value of securities are as follows:

                                                                                         September 30, 2006
                                                                                         ------------------
                                                                                         Gross          Gross
                                                                       Amortized       Unrealized     Unrealized
                                                                         Cost            Gains          Losses           Fair Value
                                                                       ---------       ----------     ----------         ----------
Securities available for sale:
     Auction securities                                               $32,184,947         $ --         $     --          $32,184,947
                                                                      -----------         ----         --------          -----------
         Total securities
         available-for-sale                                           $32,184,947         $ --         $     --          $32,184,947
                                                                      ===========         ====         ========          ===========
Securities held to maturity:
     Municipal bonds                                                  $33,425,678         $ --         $(52,799)         $33,372,879
     Commercial paper                                                   2,231,632           --               --            2,231,632
     Corporate bonds                                                    2,363,688          146               --            2,363,834
     Federal Agency Bond                                                3,546,557           --          (22,756)           3,523,801
                                                                      -----------         ----         --------          -----------
         Total securities held to maturity                            $41,567,555         $146         $(75,555)         $41,492,146
                                                                      ===========         ====         ========          ===========

                                                                                            June 30, 2006
                                                                                            -------------
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
                                                                      ===========       ======        =========          ===========

The unrealized losses on the Company's held to maturity marketable debt securities were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until they recover their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Contractual maturities of marketable debt securities held to maturity at September 30, 2006 and June 30, 2006 are summarized as follows:

                               September 30, 2006            June 30, 2006
                               ------------------            -------------
                                             Fair                        Fair
                                            Market                      Market
                              Cost          Value         Cost          Value
                              ----          ------        ----          ------
Within one year            $26,156,786   $26,092,510   $31,124,733   $30,994,480
One year to five years      15,410,769    15,399,636     6,131,425     6,075,967
                           -----------   -----------   -----------   -----------
     Total                 $41,567,555   $41,492,146   $37,256,158   $37,070,447
                           ===========   ===========   ===========   ===========

Contractual maturities of auction rate securities available for sale at September 30, 2006 and June 30, 2006 are summarized as follows:

                              September 30, 2006            June 30, 2006
                               ------------------            -------------
                                             Fair                        Fair
                                            Market                      Market
                              Cost          Value         Cost          Value
                              ----          ------        ----          ------
Within one year            $32,184,947   $32,184,947   $35,635,000   $35,635,000
One year to five years              --            --            --            --
                           -----------   -----------   -----------   -----------
     Total                 $32,184,947   $32,184,947   $35,635,000   $35,635,000
                           ===========   ===========   ===========   ===========

The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities; however, the market is highly liquid and the interest rates reset every 7, 28 or 35 days.

NOTE 5:   Inventories

Inventories are summarized as follows:

                                             September 30, 2006   June 30, 2006
                                             ------------------   -------------
                                                 (Restated)         (Restated)
          Component parts                        $11,674,466      $10,567,804
          Work in process                          9,945,443        8,660,682
          Finished goods                           4,355,644        3,790,075
                                                 -----------      -----------
                                                 $25,975,553      $23,018,561
          Reserve for obsolescence                (1,299,927)      (1,191,290)
                                                 -----------      -----------
          Net inventory                          $24,675,626      $21,827,271
                                                 ===========      ===========

NOTE 6:   Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                             September 30, 2006   June 30, 2006
                                             ------------------   -------------
          Land and land improvements             $ 2,150,823      $ 2,207,823
          Construction in process                  3,138,817        1,918,653
          Buildings, furniture and fixtures       16,632,785       16,608,430
          Machinery and equipment                 58,201,821       57,176,071
                                                 -----------      -----------
                                                 $80,124,246      $77,910,977
          Less accumulated depreciation
           and amortization                      (51,598,911)     (50,275,816)
                                                 -----------      -----------
                                                 $28,525,335      $27,635,161
                                                 ===========      ===========

NOTE 7:   Accrued Expenses

Accrued expenses consist of the following:

                                             September 30, 2006   June 30, 2006
                                             ------------------   -------------
          Compensation                            $  738,714      $2,082,104
          Commissions                                828,994         732,749
          Health insurance                           252,668         294,500
          Other                                       21,277         145,463
                                                  ----------      -----------
                                                  $1,841,653      $3,254,816
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

NOTE 8:   Other Liabilities

Other liabilities consist of the following:

                                             September 30, 2006   June 30, 2006
                                             ------------------   -------------
          Deferred compensation                   $  829,912       $  793,943
          Pension liability                          336,165          312,660
          Other                                      413,467          391,863
                                                  ----------      -----------
                                                   1,579,544        1,498,466
          Less current portion                       814,632          769,523
                                                  ----------      -----------
                                                  $  764,912       $  728,943
                                                  ==========      ===========

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

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                            Three Months Ended
                                                               September 30
                                                            ------------------
                                                          2006           2005
                                                          ----           ----
                                                       (Restated)      (Revised)
Numerator:
Net income                                            $ 3,760,678    $ 2,226,017
                                                      ===========    ===========

Denominator:
Denominator for basic earnings
         per share:
           Weighted average shares outstanding         17,492,157     17,402,270
                                                      ===========    ===========
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding           17,492,157     17,402,270
         Common stock options
           and restricted stock                           483,638        533,781
                                                      -----------    -----------
Weighted average shares and conversions                17,975,795     17,936,051
                                                      ===========    ===========

NOTE 10:  Components of Net Periodic Pension Benefit Costs

                                                          Three Months Ended
                                                             September 30
                                                          ------------------
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
                                                     =========        =========

Expected Pension Contributions

Expected contributions for fiscal 2007 are $336,165.

Estimated Future Pension Benefit Payments

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

July 1, 2006 - June 30, 2007 .............................            $  419,601
July 1, 2007 - June 30, 2008 .............................               480,626
July 1, 2008 - June 30, 2009 .............................               487,453
July 1, 2009 - June 30, 2010 .............................               525,600
July 1, 2010 - June 30, 2011 .............................               543,938
Years 2012 - 2016 ........................................             3,122,875

NOTE 11:  Components of Net Periodic Postretirement Health Benefit Costs

                                                           Three Months Ended
                                                              September 30
                                                           ------------------
                                                            2006         2005
                                                            ----         ----
Service cost                                              $18,677        $14,285
Interest cost                                              36,665         46,327
Amortization of the net (gain) loss                        13,208         18,788
                                                          -------        -------
Postretirement Health                                     $68,550        $79,400
                                                          =======        =======

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

NOTE 12:  Segment Information (Restated)

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                                   Space &        Corporate and
                                                                 Wireless          Defense          Unallocated       Consolidated
                                                                 --------          -------        -------------       ------------
Net sales:
Three months ended:
     September 30, 2006                                        19,827,407         10,375,703                  --          30,203,110
     September 30, 2005                                        16,410,735          8,203,623                  --          24,614,358

Operating income:
     Three months ended:
     September 30, 2006 (restated)                              2,735,062          1,385,153                  --           4,120,215
     September 30, 2005                                         2,045,191            314,225                  --           2,359,416

Goodwill and intangible assets:
     September 30, 2006                                        30,976,014                 --                  --          30,976,014
     June 30, 2006                                             31,056,232                 --                  --          31,056,232

Identifiable assets:*
     September 30, 2006 (restated)                             25,515,830         19,078,950         120,000,962         164,595,742
     June 30, 2006 (restated)                                  20,376,293         17,944,131         119,649,773         157,970,197

Depreciation:**
     Three months ended:
     September 30, 2006 (restated)                                774,962            548,132                  --           1,323,094
     September 30, 2005                                           638,912            563,007                  --           1,201,919

Intangibles amortization: ***
     Three months ended:
     September 30, 2006                                            80,218                 --                  --              80,218
     September 30, 2005                                            83,218                 --                  --              83,218

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

Results of Operations

Net sales from continuing operations for the three months ended September 30, 2006 were $30.2 million, up $5.6 million from $24.6 million for the first quarter of fiscal 2006. Net income for the first three months of fiscal 2007 was $3.8 million (restated), or 12.4% of net sales (restated), up $1.5 million (restated), or 69% (restated) from net income of $2.2 million (revised) in the first three months of fiscal 2006.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                 Three Months Ended
                                                 ------------------
                                            Sept. 30, 2006   Sept. 30, 2005
                                            --------------   --------------
                                               (Restated)       (Revised)
Net Sales                                       100.0%            100.0%

Cost of sales                                    64.1%             64.8%
                                                 ----              ----
Gross profit                                     35.9%             35.2%
                                                 ----              ----

Operating expenses:
   Marketing                                      6.0%              7.2%
   Research and development                       7.1%              8.3%
   General and administrative                     9.2%             10.1%
                                                 ----              ----
     Total operating expenses                    22.3%             25.6%
                                                 ----              ----

Operating income                                 13.6%              9.6%
                                                 ----               ---

Other income (expense):

     Other, primarily interest income             3.0%              2.4%
     Interest expense                             0.0%              0.0%
                                                 ----              ----
     Total other income (expense), net            3.0%              2.4%
                                                 ----              ----

Income before income taxes                       16.6%             11.9%
Income taxes                                      4.2%              2.9%
                                                 ----              ----
   Net income                                    12.4%              9.0%
                                                 ----              ----

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                           Three Months Ended
                                                              September 30
                                                           ------------------
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

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the first quarter of fiscal 2007 was $10.8 million (restated) (35.9% of net sales (restated)), up $2.1 million (restated) from $8.7 million (35.2% of net sales) for the same quarter of the prior year. Gross profit on sales increased in the first quarter of fiscal 2007 over the first quarter of last year due to the substantial rise in overall sales of $5.6 million and a more favorable product mix resulting from the increase in sales of higher margin standard components in the current quarter.

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

Operating Income. Operating income rose 75% (restated) in the first quarter of fiscal 2007 to $4.1 million (restated) (13.6% of sales (restated)) compared to $2.4 million (9.6% of net sales) for the first quarter of fiscal 2006. On a reporting segment basis, Wireless operating income was $2.7 million (restated) for the first quarter of fiscal 2007, up $0.7 million (restated), or 34% (restated), from Wireless operating income of $2.0 million in the first quarter of fiscal 2006. Wireless operating income improved significantly in the current first quarter as compared to the first quarter of last fiscal year. This increase was due to efficiency gains derived from the large overall increase in sales and a more favorable Wireless product mix.

Space and Defense operating income was $1.4 million (restated) (13.3% (restated) of Space and Defense net sales), for the first quarter of fiscal 2007, up $1.1 million (restated) from $314,000 for the first quarter of fiscal 2006. Operating margins in this group have improved as a result of efficiencies realized from both the overall $5.6 million increase in sales volume and the $2.2 million rise in shipments of Space and Defense Group products in the current first quarter compared to the same quarter of the prior year. Additionally, many new Space and Defense Group products which were just entering production at the beginning of fiscal 2006 are now in full production resulting in better manufacturing efficiencies.

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

Income Taxes. Income taxes for the first quarter of fiscal 2007 were $1.3 million (restated) (4.2% of net sales (restated)), representing an effective tax rate of 24.9% (restated). This compares to income tax expense of $715,000 (revised) (2.9% of net sales (revised)) for the first quarter of fiscal 2006, representing an effective tax rate of 24.3% (revised). The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2007 is approximately 25% compared to an actual effective tax rate of 22.1% for fiscal 2006. The increase in the projected effective tax rate is due mainly to the expiration of the federal research credit and the higher level of taxable income the Company is currently generating.

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

Liquidity and Capital Resources

Net cash used in operations for the first quarter ended September 30, 2006 was $1.0 million, while net cash provided by operations for the first quarter of the prior year was $3.1 million. The negative cash flow from operations in the current first quarter was due to the $3.7 million and $2.8 million (restated) rise in accounts receivable and inventory, respectively, resulting from the increased levels of Company business. The positive cash flow from operations in the first quarter of the prior year was a result of the high level of income before depreciation and non-cash stock based compensation and the absence of any significant growth in receivables and inventory.

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

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                              Payment Due by Period
                                                              ---------------------
                                                       Less
Contractual obligations                  Total       than 1 Yr.        2-3 Yrs          4-5 Yrs       Over 5 Yrs
-----------------------                  -----       ----------        -------          -------       ----------
Operating leases - facilities          $5,819,448     $792,494        $1,640,215      $1,640,215      $1,746,524
Deferred compensation                     353,788       65,000           130,000         130,000          28,788

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

Forward-Looking Cautionary Statement

The statements contained in this Form 10-Q/A which are not historical information are "forward-looking statements". These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. Such known factors include, but are not limited to: the need for any follow-on actions in connection with the Company's accounting practices, and the impact of the Company's restatements and the reaction to them from the Company's stockholders and the financial markets in general; the Company's ability to timely ramp up to meet some of our customers' increased demands; unanticipated delays and/or difficulties associated with relocating the Company's Suzhou China facility and successfully completing all requalification procedures; potential unanticipated liabilities and delays associated with the physical expansion of the Company's Syracuse, New York facility; unanticipated delays in successfully completing customer orders within contractually required timeframes; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; successfully securing new design wins from our OEM customers, reliance on a limited number of key component suppliers, unpredictable difficulties or delays in the development of new products; order cancellations or extended postponements; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2006 Annual Report, Anaren's Form 10-K (as mended) for the fiscal year ended June 30, 2006 and Anaren's Form 10-Q (as amended) for the three months ended September 30, 2006 and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

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

Item 4.   Controls and Procedures

A.    Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Management has concluded that the Company's disclosure controls and procedures were not effective due to a material weakness related to the Company's internal control surrounding the accounting for work-in-process inventory. Specifically, the control deficiency related to an undetected error in the computer program which calculates the material value of work-in-process. To address this material weakness, the Company performed additional analysis in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States, which resulted in an adjustment to the unaudited interim financial statements for the first quarter of fiscal 2007. Accordingly, management believes that the accompanying financial statements for the first quarter of fiscal 2007 are presented fairly and that the material weakness has been remediated as of November 30, 2006.

B. Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II           OTHER INFORMATION

Item 1A.  Risk Factors

The Company is exposed to certain risk factors that may affect operations and/or financial results. The significant factors known to the company are described in the Company's most recently filed annual report on Form 10-K (as amended) and below. There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K (as amended), except as set forth below:

The filing of this Amended Quarterly Report Could Adversely Affect the Company's Stock Price

This amended Quarterly Report on Form 10-Q/A restates the Company's consolidated condensed financial statements for the three months ended September 30, 2006, modifies related disclosures, and discloses a material weakness in the Company's disclosure controls and procedures. The Company cannot predict the reaction to the filing of this amended Quarterly Report from its shareholders and the financial markets in general. An adverse reaction by its shareholders or the financial markets in general could cause the market price of the Company's Common Stock to decline, potentially rapidly and sharply.

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

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                                                                                                Maximum Number (or
                                                                           Total Number of      Approximate Dollar
                                                                           Shares (or Units)    Value) of Shares (or
                             Total Number of                              Purchased as Part of  Units) that May Yet
                            Shares (or Units)      Average Price Paid     Publicly Announced    Be Purchased Under
      Period                    Purchased         per Share (or Unit)      Plans or Programs    the Plans or Programs
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
July 2006                                     0                      --                      0              1,077,879
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
August 2006                                   0                      --                      0              1,077,879
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
September 2006                                0                      --                      0              1,077,879
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Total                                         0                      --                      0                      -
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Item 6.   Exhibits

          31      Rule 13a-14(a) Certifications

          32      Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Anaren, Inc.
                                   ------------
                                   (Registrant)

Date:  January 31, 2007            /s/Lawrence A. Sala
                                   ---------------------------------------------
                                   Lawrence A.Sala
                                   President & Chief Executive Officer

Date:  January 31, 2007            /s/Joseph E. Porcello
                                   ---------------------------------------------
                                   Joseph E. Porcello
                                   Sr. Vice President of Finance and Treasurer