Form 10-Q
period 2006-12-31
ANAREN  INC
filed 2007-02-09
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

      The number of shares of Registrant's Common Stock outstanding on February 7, 2007 was 17,746,298.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets as of                     3
           December 31, 2006 and June 30, 2006 (unaudited)

           Consolidated Condensed Statements of Earnings                   4
           for the Three Months Ended December 31,
           2006 and 2005 (unaudited)

           Consolidated Condensed Statements of Earnings                   5
           for the Six Months Ended December 31,
           2006 and 2005 (unaudited)

           Consolidated Condensed Statements of Cash Flows                 6
           for the Six Months Ended December 31,
           2006 and 2005 (unaudited)

           Notes to Consolidated Condensed Financial                       7
           Statements (unaudited)

  Item 2.  Management's Discussion and Analysis                           18
           of Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk     29

  Item 4.  Controls & Procedures                                          30

PART II - OTHER INFORMATION
---------------------------

  Item 1A. Risk Factors                                                   30

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    30

  Item 6.  Exhibits                                                       31

  Officer Certifications                                                33 - 36

   PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

                          ANAREN, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                       December 31, 2006 and June 30, 2006
                                   (Unaudited)

                   Assets                                                                  December 31, 2006          June 30, 2006
                   ------                                                                  -----------------          -------------
Current assets:
    Cash and cash equivalents                                                                $  18,008,641            $  15,733,214
    Securities available for sale (note 3)                                                      29,009,921               35,635,000
    Securities held to maturity (note 3)                                                        24,663,212               31,124,733
    Receivables, less allowance of $63,128
      at December 31, 2006 and $84,854 at June 30, 2006                                         16,451,375               16,362,011
    Inventories (note 4)                                                                        26,819,270               21,827,271
    Other receivables                                                                            1,763,909                1,336,009
    Prepaid expenses                                                                               987,355                  584,321
    Deferred income taxes                                                                          716,287                  716,287
    Other current assets                                                                         1,230,447                  851,863
                                                                                             -------------            -------------
                Total current assets                                                           119,650,417              124,170,709

Securities held to maturity (note 3)                                                            19,865,894                6,131,425
Property, plant and equipment, net (note 5)                                                     31,226,848               27,635,161
Deferred income taxes                                                                               32,902                   32,902
Goodwill                                                                                        30,715,861               30,715,861
Other intangible assets, net of accumulated amortization
    of $2,839,031 at December 31, 2006
    and $2,684,595 at June 30, 2006 (note 1)                                                       185,935                  340,371
Other assets                                                                                            --                       --
                                                                                             -------------            -------------
                Total assets                                                                 $ 201,677,857            $ 189,026,429
                                                                                             =============            =============

      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
    Accounts payable                                                                         $   7,769,666            $   6,798,793
    Accrued expenses (note 6)                                                                    2,575,912                3,254,816
    Income taxes payable                                                                           148,420                  703,488
    Customer advance payments                                                                      483,722                  483,722
    Other current liabilities (note 7)                                                             814,752                  769,523
                                                                                             -------------            -------------
                Total current liabilities                                                       11,792,472               12,010,342
Deferred income taxes                                                                            2,059,955                1,811,955
Pension and postretirement benefit obligation                                                    2,674,439                2,356,789
Other liabilities (note 7)                                                                         800,872                  728,943
                                                                                             -------------            -------------
                Total liabilities                                                               17,327,738               16,908,029
                                                                                             -------------            -------------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 27,106,641 shares
       at December 31, 2006 and 26,857,554 at June 30, 2006                                        271,066                  268,575
    Additional paid-in capital                                                                 186,146,433              181,780,660
    Retained earnings                                                                           78,302,825               70,493,853
    Accumulated other comprehensive loss                                                          (386,914)                (441,397)
                                                                                             -------------            -------------
                                                                                               264,333,410              252,101,691
    Less cost of 9,249,643 treasury shares
      at December 31, 2006 and June 30, 2006                                                    79,983,291               79,983,291
                                                                                             -------------            -------------
                Total stockholders' equity                                                     184,350,119              172,118,400
                                                                                             -------------            -------------
                Total liabilities and stockholders' equity                                   $ 201,677,857            $ 189,026,429
                                                                                             =============            =============

See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           December 31, 2006 and 2005
                                   (Unaudited)


                                                                                             December 31, 2006     December 31, 2005
                                                                                             -----------------     -----------------
Net sales                                                                                      $30,325,785              $25,019,013

Cost of sales                                                                                   19,224,005               16,273,387
                                                                                               -----------              -----------
        Gross profit                                                                            11,101,780                8,745,626
                                                                                               -----------              -----------
Operating expenses:
        Marketing                                                                                1,928,858                1,715,660
        Research and development                                                                 2,192,823                2,268,438
        General and administrative                                                               2,726,742                2,523,124
                                                                                               -----------              -----------
              Total operating expenses                                                           6,848,423                6,507,222
                                                                                               -----------              -----------

Operating income                                                                                 4,253,357                2,238,404

Other income, primarily interest                                                                   917,080                  536,821
Interest expense                                                                                    (6,143)                  (6,143)
                                                                                               -----------              -----------
              Total other income                                                                   910,937              $   530,678
                                                                                               -----------              -----------

Income before income taxes                                                                       5,164,294                2,769,082

Income tax expense                                                                               1,116,000                  759,000
                                                                                               -----------              -----------

Net income                                                                                     $ 4,048,294              $ 2,010,082
                                                                                               ===========              ===========

     Basic net income per share                                                                      $0.23                    $0.12
                                                                                                     =====                    =====

     Diluted net income per share:                                                                   $0.22                    $0.11
                                                                                                     =====                    =====

Shares used in computing net earnings per share:
        Basic                                                                                   17,622,700               17,020,360
                                                                                                ==========               ==========
        Diluted                                                                                 18,088,109               17,595,314
                                                                                                ==========               ==========


See accompanying notes to consolidated condensed financial statements.

                          ANAREN, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                                Six Months Ended
                           December 31, 2006 and 2005
                                   (Unaudited)


                                                                                             December 31, 2006     December 31, 2005
                                                                                             -----------------     -----------------
Net sales                                                                                      $60,528,895              $49,633,371

Cost of sales                                                                                   38,587,783               32,233,299
                                                                                               -----------              -----------
        Gross profit                                                                            21,941,112               17,400,072
                                                                                               -----------              -----------

Operating expenses:
        Marketing                                                                                3,741,564                3,483,739
        Research and development                                                                 4,331,008                4,303,079
        General and administrative                                                               5,494,968                5,015,434
                                                                                               -----------              -----------
              Total operating expenses                                                          13,567,540               12,802,252
                                                                                               -----------              -----------

Operating income                                                                                 8,373,572                4,597,820

Other income, primarily interest                                                                 1,813,686                1,124,565
Interest expense                                                                                   (12,286)                 (12,286)
                                                                                               -----------              -----------
              Total other income                                                                 1,801,400              $ 1,112,279
                                                                                               -----------              -----------

Income before income taxes                                                                      10,174,972                5,710,099

Income tax expense                                                                               2,366,000                1,474,000
                                                                                               -----------              -----------

Net income                                                                                     $ 7,808,972              $ 4,236,099
                                                                                               ===========              ===========

     Basic net income per share                                                                      $0.44                    $0.25
                                                                                                     =====                    =====

     Diluted net income per share:                                                                   $0.43                    $0.24
                                                                                                     =====                    =====

Shares used in computing net earnings per share:
        Basic                                                                                   17,557,429               17,211,315
                                                                                                ==========               ==========
        Diluted                                                                                 18,032,032               17,765,683
                                                                                                ==========               ==========


See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended
                           December 31, 2006 and 2005
                                   (Unaudited)


                                                                                             December 31, 2006     December 31, 2005
                                                                                             -----------------     -----------------
Cash flows from operating activities:
     Net income                                                                               $  7,808,972              $ 4,236,099
     Adjustments to reconcile net income
       to net cash used in operating activities:
         Depreciation                                                                            2,524,216                2,391,077
         Amortization of intangibles                                                               154,436                  166,435
         Gain on sale of land                                                                      (77,508)                      --
         Loss on sales of equipment                                                                     --                   15,875
         Deferred income taxes                                                                     248,000                  156,405
         Stock based compensation                                                                1,628,320                1,725,844
         Provision for doubtful accounts                                                           (21,726)                  (2,292)
         Changes in operating assets and liabilities:
           Receivables                                                                             (67,638)                 874,917
           Inventories                                                                          (4,991,999)              (2,686,286)
           Other receivables                                                                      (427,900)                   2,480
           Prepaids and other current assets                                                      (781,618)                (268,114)
           Accounts payable                                                                        970,873                 (551,607)
           Accrued expenses                                                                       (678,904)                 141,654
           Income taxes payable                                                                   (555,068)                (105,658)
           Customer advance payments                                                                    --                  483,722
           Other liabilities                                                                       117,158                   26,296
           Pension and postretirement benefit obligation                                           317,650                  341,425
                                                                                              ------------              -----------
             Net cash provided by operating activities                                           6,167,264                6,948,272
                                                                                              ------------              -----------
Cash flows from investing activities:
     Capital expenditures                                                                       (6,172,903)              (2,989,171)
     Proceeds from sales of land                                                                   134,508                       --
     Proceeds from sale of equipment                                                                    --                    1,000
     Maturities of marketable debt and auction rate securities                                  62,568,681               39,120,237
     Purchase of marketable debt and auction rate securities                                   (63,216,550)             (35,610,000)
                                                                                              ------------              -----------
             Net cash provided by (used in) investing activities                                (6,686,264)                 522,066
                                                                                              ------------              -----------
Cash flows from financing activities:
     Stock options exercised                                                                     2,111,188                  646,209
     Tax benefit from exercise of stock options                                                    628,756                  378,318
     Purchase of treasury stock                                                                         --               (9,792,475)
                                                                                              ------------              -----------
             Net cash provided by (used in) financing activities                                 2,739,944               (8,767,948)
                                                                                              ------------              -----------

     Effect of exchange rates                                                                       54,483                   25,783
                                                                                              ------------              -----------
             Net increase (decrease) in cash and cash equivalents                                2,275,427               (1,271,827)
Cash and cash equivalents at beginning of period                                                15,733,214                5,900,841
                                                                                              ------------              -----------
Cash and cash equivalents at end of period                                                    $ 18,008,641              $ 4,629,014
                                                                                              ============              ===========
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Period For:
       Interest                                                                               $     12,286              $    12,286
                                                                                              ============              ===========
       Income taxes, net of refunds                                                           $  2,044,312              $ 1,021,935
                                                                                              ============              ===========


See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------
The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's amended Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2007, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the six months ended December 31, 2006 and 2005 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Intangible Assets
        -----------------

Intangible assets as of December 31, 2006 and June 30, 2006 are as follows:


                                                                     December 31                                 June 30
                                                           --------------------------------          -------------------------------
                                                              Gross                                    Gross
                                                            Carrying           Accumulated            Carrying          Accumulated
                                                             Amount            Amortization            Amount           Amortization
                                                           ----------          ------------          ----------         ------------
Patent                                                     $  574,966           $  539,031           $  574,966           $  503,095
Customer Relationships                                      1,350,000            1,200,000            1,350,000            1,087,500
Trade Name                                                    320,000              320,000              320,000              320,000
Non-Competition Agreements                                    180,000              180,000              180,000              174,000
Favorable Lease                                               600,000              600,000              600,000              600,000
                                                           ----------           ----------           ----------           ----------
  Total                                                    $3,024,966           $2,839,031           $3,024,966           $2,684,595
                                                           ==========           ==========           ==========           ==========


Intangible asset amortization expense for the six month period ended December 31, 2006 and 2005 aggregated $154,436 and $166,435, respectively, while tangible asset amortization expense for the three months ended December 31, 2006 and 2005 aggregated $74,218 and $83,217, respectively. Estimated amortization expense related to intangible assets for the remaining six months of fiscal 2007 and for the next five years is as follows:

Year Ending June 30,
          2007                              $148,439
          2008                              $ 37,496
          2009                              $      0
          2010                              $      0
          2011                              $      0

NOTE 2: Equity-Based Compensation
        -------------------------

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

Total stock-based compensation expense recognized for the three months and six months ended December 31, 2006 was $800,512 and $1,628,320, respectively. These amounts include $108,609 and $190,892 related to the Company's restricted stock program (see restricted stock programs below) and $691,903 and $1,437,428 related to the Company's stock option program for the three and six month periods, respectively.

As a result of the adoption of SFAS 123R, both operating income and income before taxes for the three month and six months ended December 31, 2006 were reduced by $819,883 and $1,647,691, respectively. Net income was reduced by $646,883 and $1,325,691, or $0.04, and $0.07 per diluted share for the three and six month periods, respectively.

Stock-based compensation expense included in operating expenses is as follows for the three month periods ended December 31:

                                                                                                         2006
                                                                                    ------------------------------------------------
                                                                                      Stock           Restricted            Total
                                                                                     option              stock           stock-based
                                                                                     program            program         compensation
                                                                                    --------         -----------        ------------
Cost of goods sold .............................................................    $161,027            $ 62,249          $223,276
Marketing ......................................................................      59,262                  --            59,262
Research and development .......................................................     103,965                  --           103,965
General and administrative .....................................................     367,649              46,360           414,009
                                                                                    --------            --------          --------
      Total cost of stock-based compensation ...................................     691,903             108,609           800,512
Change in amounts capitalized in inventory .....................................      19,371                  --            19,371
                                                                                    --------            --------          --------
Net stock-based compensation expense ...........................................    $711,274            $108,609          $819,883
                                                                                    ========            ========          ========
Amount of related income tax benefit
  recognized in income .........................................................    $136,461            $ 36,539          $173,000
                                                                                    ========            ========          ========

                                                                                                         2005
                                                                                    ------------------------------------------------
                                                                                      Stock           Restricted            Total
                                                                                     option              stock           stock-based
                                                                                     program            program         compensation
                                                                                    --------         -----------        ------------
Cost of goods sold .............................................................    $197,061            $ 26,634          $223,695
Marketing ......................................................................      68,452                  --            68,452
Research and development .......................................................     127,702                  --           127,702
General and administrative .....................................................     441,074               3,000           444,074
                                                                                    --------            --------          --------
      Total cost of stock-based compensation ...................................     834,289              29,634           863,923
Change in amounts capitalized in inventory .....................................          --                  --                --
                                                                                    --------            --------          --------
Net stock-based compensation expense ...........................................    $834,289            $ 29,634          $863,923
                                                                                    ========            ========          ========
Amount of related income tax benefit
  recognized in income .........................................................    $ 75,297            $ 11,261          $ 86,558
                                                                                    ========            ========          ========


Stock-based compensation expense included in operating expenses is as follows for the six month periods ended December 31:

                                                                                                        2006
                                                                                   -------------------------------------------------
                                                                                      Stock           Restricted            Total
                                                                                     option              stock           stock-based
                                                                                     program            program         compensation
                                                                                   ----------         ----------        ------------
Cost of goods sold .............................................................   $  377,889          $112,626          $  490,515
Marketing ......................................................................      123,116                --             123,116
Research and development .......................................................      172,636                --             172,636
General and administrative .....................................................      763,787            78,266             842,053
                                                                                   ----------          --------          ----------
      Total cost of stock-based compensation ...................................    1,437,428           190,892           1,628,320
Change in amounts capitalized in inventory .....................................       19,371                --              19,371
                                                                                   ----------          --------          ----------
Net stock-based compensation expense ...........................................   $1,456,799          $190,892          $1,647,691
                                                                                   ==========          ========          ==========
Amount of related income tax benefit
  recognized in income .........................................................   $  249,461          $ 72,539          $  322,000
                                                                                   ==========          ========          ==========



                                                                                                        2005
                                                                                   -------------------------------------------------
                                                                                      Stock           Restricted            Total
                                                                                     option              stock           stock-based
                                                                                     program            program         compensation
                                                                                   ----------         ----------        ------------
Cost of goods sold .............................................................   $  521,823          $ 53,267          $  575,090
Marketing ......................................................................      136,905                --             136,905
Research and development .......................................................      127,702                --             127,702
General and administrative .....................................................      882,147             4,000             886,147
                                                                                   ----------          --------          ----------
      Total cost of stock-based compensation ...................................    1,668,577            57,267           1,725,844
Change in amounts capitalized in inventory .....................................           --                --                  --
                                                                                   ----------          --------          ----------
Net stock-based compensation expense ...........................................   $1,668,577          $ 57,267          $1,725,844
                                                                                   ==========          ========          ==========
Amount of related income tax benefit
  recognized in income .........................................................   $  128,080          $ 21,761          $  149,841
                                                                                   ==========          ========          ==========


As of December 31, 2006, there were 2,403,120 stock options outstanding. At December 31, 2006, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $7,262,651 (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2007 through 2012. The aggregate intrinsic value of these options based on the original grant date was $9,125,792 (net of forfeitures). As of December 31, 2006, 1,396,115 stock options were exercisable, which represents an aggregate intrinsic value of $5,932,680.

During the six month periods ended December 31, 2006 and 2005, the Company granted 186,850 and 374,000 nonstatutory stock options with a fair value of $2,529,872 and $3,202,270 (net of estimated forfeitures), respectively. During the six months ended December 31, 2006 and 2005, 29,000 and 46,770 options were forfeited and/or expired, respectively. During the six months ended December 31, 2006 and 2005, there were 200,637 and 94,859 stock options exercised, which represents an aggregate intrinsic value of $1,361,723 and $814,839, respectively. New option grants made after July 1, 2005, as well as option grants issued prior to that date, have been valued using a Black-Scholes option valuation model.

Stock Option Plans

In November 2004, the shareholders approved the amendment and restatement of the Company's three existing stock option plans, which combined these plans under one single consolidated equity compensation plan, the Anaren, Inc. Comprehensive Long-Term Incentive Plan ("the Plan"). The effect of the amendment and restatement was to combine the separate share pools available for grant under the three existing plans into a single grant pool, expand the type of equity-based awards the Company may grant, and extend the term of the combined plan to October 31, 2014. Under the restated plan, the Company may issue incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, performance shares, and performance units that can vest immediately or up to five years. Under this plan, the Company reserved 1,470,443 common shares available for grant. In November 2006, the shareholders approved an amendment of the plan increasing the number of shares of Common Stock by 600,000 with respect to which awards may be granted and also increasing the number of shares by 600,000 with respect to which awards other than options may be granted. The shareholders also approved limiting the maximum number of shares of Common Stock with respect to which option rights or SARs may be granted in any calendar year to any participant to 100,000 shares along with the approval of other amendments relating to the administration of the Plan. On December 31, 2006, the Company had 1,489,504 shares available for grant under the restated Plan.

Information with respect to this Plan is as follows:

                                                                                                                      Weighted
                                                                                    Total            Option             average
                                                                                    shares            price          exercise price
                                                                                  ---------      ---------------     --------------

Outstanding at June 30, 2005 ...................................                  2,782,780      $ 2.27 to 57.59        $14.73
   Issued ......................................................                    387,500       11.97 to 21.15         14.22
   Exercised ...................................................                   (664,103)       2.27 to 20.17          8.04
   Expired .....................................................                    (36,090)      14.73 to 57.59         39.05
   Forfeited ...................................................                    (24,180)       9.51 to 53.00         14.43
                                                                                  ---------

Outstanding at June 30, 2006 ...................................                  2,445,907      $ 2.27 to 54.00        $15.91
   Issued ......................................................                    186,850       19.56 to 20.00         19.56
   Exercised ...................................................                   (200,637)       2.27 to 19.21         10.97
   Expired .....................................................                    (23,100)      15.00 to 19.21         18.81
   Forfeited ...................................................                     (5,900)       9.51 to 14.73         14.21
Outstanding at December 31, 2006 ...............................                  2,403,120      $ 2.27 to 54.00        $16.77
                                                                                  =========
Shares exercisable at December 31, 2006 ........................                  1,396,115      $ 2.27 to 54.00        $17.27
                                                                                  =========


The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2006:


                                Options outstanding                                             Options exercisable
------------------------------------------------------------------------------           -------------------------------
                                                  Weighted            Weighted                                 Weighted
  Range of                                         average             average                                 average
  exercise                                         remaining          exercise                                 exercise
   prices                   Shares              life in years           price             Shares                 price
-------------             ---------             -------------         --------           ---------            ----------
$1.00 - 5.00                  5,000                   .39              $ 2.28                5,000            $     2.28
 5.01 - 15.00             1,872,546                  6.80                6.72            1,067,391                 11.19
15.01 - 40.00               354,974                  7.45                8.73              153,124                 20.25
40.01 - 65.00               170,600                  4.32               53.04              170,600                 53.04
                          ---------                                                      ---------
                          2,403,120                                                      1,396,115
                          =========                                                      =========


During the six months ended December 31, 2006, the per-share weighted average fair value of the nonstatutory stock options granted was $13.89. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:


                                                                                             2006                         2005
                                                                                        ---------------             ---------------
Expected option life (using the Simplified Method) .........................            6.0 - 6.5 years             6.0 - 6.5 years
Weighted average risk-free interest rate ...................................              4.56% - 4.87%                3.92 - 4.34%
Weighted average expected volatility .......................................            60.00% - 75.00%             61.00% - 69.00%
Dividend ...................................................................                       0.0%                        0.0%


For the six month period ended December 31, 2006, the Company used the Simplified Method to estimate the expected term of the expected life of stock option grants as defined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, for each award granted. Expected volatility for the six month period ended December 31, 2006, is based on historical volatility levels of the Company's common stock. The risk-free interest rate for the six month period ended December 31, 2006 is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life.

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

As of December 31, 2006 and 2005, the Company has issued restricted shares aggregating 194,637 and 26,105, respectively, under its 2004 Comprehensive Long-Term Incentive Plan. No shares were forfeited during the six month periods ended December 31, 2006 and 2005. No shares vested during the six month periods ended December 31, 2006 and 2005.

For the six month periods ended December 31, 2006 and 2005, the Company recognized compensation expense associated with the lapse of restrictions aggregating $190,892 and $57,267, respectively.

NOTE 3: Securities
        ----------

The amortized cost and fair value of securities are as follows:

                                                                                        December 31, 2006
                                                                  ------------------------------------------------------------------
                                                                                     Gross              Gross
                                                                   Amortized      Unrealized         Unrealized
                                                                      Cost           Gains              Losses            Fair Value
                                                                  -----------     ----------          ----------          ----------
Securities available for sale:
     Auction securities                                           $29,009,921       $    --           $      --          $29,009,921
                                                                  -----------       -------           ---------          -----------
         Total securities
         available-for-sale                                       $29,009,921       $    --           $      --          $29,009,921
                                                                  ===========       =======           =========          ===========
Securities held to maturity:
     Municipal bonds                                              $36,184,775       $    --           $ (81,455)         $36,103,320
     Commercial paper                                               3,010,363            --                  --            3,010,363
     Corporate bonds                                                1,486,709           178                  --            1,486,887
     Federal Agency Bond                                            3,847,259            --              (8,711)           3,838,548
                                                                  -----------       -------           ---------          -----------
         Total securities held to maturity                        $44,529,106       $   178           $ (90,166)         $44,439,118
                                                                  ===========       =======           =========          ===========

                                                                                            June 30, 2006
                                                                  ------------------------------------------------------------------
                                                                                     Gross              Gross
                                                                   Amortized      Unrealized         Unrealized
                                                                      Cost           Gains              Losses            Fair Value
                                                                  -----------     ----------          ----------          ----------
Securities available for sale:
     Auction rate securities                                      $35,635,000       $    --           $      --          $35,635,000
                                                                  -----------       -------           ---------          -----------
         Total securities
           Available-for-sale                                     $35,635,000       $    --           $      --          $35,635,000
                                                                  ===========       =======           =========          ===========

Securities held to maturity:
     Municipal bonds                                              $29,056,496       $    --           $(143,144)         $28,913,352
     Commercial paper                                               2,976,555            --                  --            2,976,555
     Corporate bonds                                                1,824,132         1,989              (2,666)           1,823,455
     Federal agency bonds                                           3,398,975            --             (41,890)           3,357,085
                                                                  -----------       -------           ---------          -----------
         Total securities held to maturity                        $37,256,158       $ 1,989           $(187,700)         $37,070,447
                                                                  ===========       =======           =========          ===========


The unrealized losses on the Company's held to maturity marketable debt securities were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until they recover their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Contractual maturities of marketable debt securities held to maturity at December 31, 2006 and June 30, 2006 are summarized as follows:


                                                                December 31, 2006                         June 30, 2006
                                                       ---------------------------------           ---------------------------------
                                                                                Fair                                        Fair
                                                                               Market                                      Market
                                                          Cost                  Value                 Cost                  Value
                                                       -----------           -----------           -----------           -----------
Within one year                                        $24,663,212           $24,631,889           $31,124,733           $30,994,480
One year to five years                                  19,865,894            19,825,229             6,131,425             6,075,967
                                                       -----------           -----------           -----------           -----------
     Total                                             $44,529,106           $44,457,118           $37,256,158           $37,070,447
                                                       ===========           ===========           ===========           ===========


Contractual maturities of auction rate securities available for sale at December 31, 2006 and June 30, 2006 are summarized as follows:


                                                                December 31, 2006                         June 30, 2006
                                                       ---------------------------------           ---------------------------------
                                                                                Fair                                        Fair
                                                                               Market                                      Market
                                                          Cost                  Value                 Cost                  Value
                                                       -----------           -----------           -----------           -----------
Within one year                                        $29,009,921           $29,009,921           $35,635,000           $35,635,000
One year to five years                                          --                    --                    --                    --
                                                       -----------           -----------           -----------           -----------
     Total                                             $29,009,921           $29,009,921           $35,635,000           $35,635,000
                                                       ===========           ===========           ===========           ===========


The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities; however, the market is highly liquid and the interest rates reset every 7, 28 or 35 days.

NOTE 4: Inventories
        -----------

Inventories are summarized as follows:

                                           December 31, 2006       June 30, 2006
                                           -----------------       -------------
      Component parts                         $ 13,934,460         $ 10,567,804
      Work in process                            8,602,157            8,660,682
      Finished goods                             5,390,610            3,790,075
                                              ------------         ------------
                                              $ 27,927,227         $ 23,018,561
      Reserve for obsolescence                  (1,107,957)          (1,191,290)
                                              ------------         ------------
      Net inventory                           $ 26,819,270         $ 21,827,271
                                              ============         ============

NOTE 5: Property, Plant and Equipment
        -----------------------------

Property, plant and equipment are summarized as follows:

                                           December 31, 2006       June 30, 2006
                                           -----------------       -------------
      Land and land improvements              $  2,150,823         $  2,207,823
      Construction in process                    3,958,809            1,918,653
      Buildings, furniture and fixtures         17,578,862           16,608,430
      Machinery and equipment                   60,338,386           57,176,071
                                              ------------         ------------
                                              $ 84,026,880         $ 77,910,977
      Less accumulated depreciation
       and amortization                        (52,800,032)         (50,275,816)
                                              ------------         ------------
                                              $ 31,226,848         $ 27,635,161
                                              ============         ============

NOTE 6: Accrued Expenses
        ----------------

Accrued expenses consist of the following:

                                           December 31, 2006       June 30, 2006
                                           -----------------       -------------
      Compensation                             $ 1,535,573           $ 2,082,104
      Commissions                                  789,361               732,749
      Health insurance                             255,201               294,500
      Other                                         (4,223)              145,463
                                               -----------           -----------
                                               $ 2,575,912           $ 3,254,816
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

NOTE 7: Other Liabilities
        -----------------

Other liabilities consist of the following:

                                           December 31, 2006       June 30, 2006
                                           -----------------       -------------
      Deferred compensation                   $  865,872              $  793,943
      Pension liability                          325,743                 312,660
      Other                                      424,009                 391,863
                                              ----------              ----------
                                               1,615,624               1,498,466
      Less current portion                       814,752                 769,523
                                              ----------              ----------
                                              $  800,872              $  728,943
                                              ==========              ==========

NOTE 8: Net Income Per Share
        --------------------

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 401,716 and 1,065,952 at December 31, 2006 and 2005, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:


                                                                        Three Months Ended                 Six Months Ended
                                                                             December 31                       December 31
                                                                   -----------------------------       -----------------------------
                                                                      2006               2005              2006              2005
                                                                   -----------       -----------       -----------       -----------
Numerator:
Net income                                                         $ 4,048,294       $ 2,010,082       $ 7,808,972       $ 4,236,099
                                                                   ===========       ===========       ===========       ===========
Denominator:
Denominator for basic earnings
         per share:
           Weighted average shares outstanding                      17,622,700        17,020,360        17,557,429        17,211,315
                                                                   ===========       ===========       ===========       ===========
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding                        17,622,700        17,020,360        17,557,429        17,211,315
         Common stock options
           and restricted stock                                        465,409           574,954           474,603           554,368
                                                                   -----------       -----------       -----------       -----------
Weighted average shares and conversions                             18,088,109        17,595,314        18,032,032        17,765,683
                                                                   ===========       ===========       ===========       ===========


NOTE 9: Components of Net Periodic Pension Benefit Costs
        ------------------------------------------------

                                                                    Three Months Ended                      Six Months Ended
                                                                       December 31                             December 31
                                                              -----------------------------           -----------------------------
                                                                 2006                2005                2006                2005
                                                              ---------           ---------           ---------           ---------
Service cost                                                  $  85,857           $  85,587           $ 171,174           $ 171,174
Interest cost                                                   151,795             151,795             303,590             303,590
Expected return on plan assets                                 (173,365)           (173,365)           (346,730)           (346,730)
Amortization of prior service cost                                 (808)               (808)             (1,616)             (1,616)
Amortization of the net (gain) loss                              47,436              47,436              94,872              94,872
                                                              ---------           ---------           ---------           ---------
Net periodic benefit cost                                     $ 110,645           $ 110,645           $ 221,290           $ 221,290
                                                              =========           =========           =========           =========


Expected Pension Contributions
------------------------------

Expected contributions for fiscal 2007 are $336,165.

Estimated Future Pension Benefit Payments
-----------------------------------------

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

NOTE 10: Components of Net Periodic Postretirement Health Benefit Costs
         --------------------------------------------------------------

                                    Three Months Ended        Six Months Ended
                                       December 31              December 31
                                 ---------------------     ---------------------
                                   2006         2005         2006         2005
                                 --------     --------     --------     --------
Service cost                     $ 18,677     $ 14,285     $ 37,354     $ 28,570
Interest cost                      36,665       46,327       73,330       92,654
Amortization of the
  net (gain) loss                  13,208       18,788       26,416       37,576
                                 --------     --------     --------     --------
Postretirement Health            $ 68,550     $ 79,400     $137,100     $158,800
                                 ========     ========     ========     ========

Expected Postretirement Health Contributions
--------------------------------------------

Expected contributions for fiscal 2007 are $165,149, net of $39,381 expected subsidy receipts.

Estimated Future Benefit Payments
---------------------------------

Shown below are expected gross benefit payments (including prescription drug benefits) and the expected gross amount of subsidy receipts.

                                                   Employer           Subsidy
                                                Contributions        Receipts
                                                -------------        --------
July 1, 2006 - June 30, 2007                       204,530           (39,381)
July 1, 2007 - June 30, 2008                       199,286           (48,950)
July 1, 2008 - June 30, 2009                       214,390           (53,689)
July 1, 2009 - June 30, 2010                       216,892           (59,938)
July 1, 2010 - June 30, 2011                       220,394           (64,144)
Years 2012 - 2016                                1,140,941          (364,243)

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                                 Space &          Corporate and
                                                            Wireless             Defense           Unallocated          Consolidated
                                                           ----------           ----------        --------------        ------------
Net sales:
Three months ended:
       December 31, 2006                                   17,001,534           13,324,251                   --           30,325,785
       December 31, 2005                                   15,494,100            9,524,913                   --           25,019,013
Six months ended:
       December 31, 2006                                   36,828,941           23,699,954                   --           60,528,895
       December 31, 2005                                   31,904,835           17,728,536                   --           49,633,371

Operating income:
Three months ended:
       December 31, 2006                                    1,508,641            2,744,716                   --            4,253,357
       December 31, 2005                                    1,233,695            1,004,709                   --            2,238,404
Six months ended:
       December 31, 2006                                    4,243,703            4,129,869                   --            8,373,572
       December 31, 2005                                    3,278,886            1,318,934                   --            4,597,820

Goodwill and intangible assets:
     December 31, 2006                                     30,901,796                   --                   --           30,901,796
     June 30, 2006                                         31,056,232                   --                   --           31,056,232

Identifiable assets:*
       December 31, 2006                                   23,256,038           20,014,607          127,505,416          170,776,061
       June 30, 2006                                       20,376,293           17,944,131          119,649,773          157,970,197

Depreciation:**
Three months ended:
       December 31, 2006                                      631,936              569,187                   --            1,163,294
       December 31, 2005                                      607,047              582,111                   --            1,189,158
Six months ended:
       December 31, 2006                                    1,406,897            1,117,319                   --            2,524,216
       December 31, 2005                                    1,245,959            1,145,118                   --            2,391,077

Intangibles amortization: ***
Three months ended:
       December 31, 2006                                       74,218                   --                   --               74,218
       December 31, 2005                                       83,217                   --                   --               83,217
Six months ended:
       December 31, 2006                                      154,436                   --                   --              154,436
       December 31, 2005                                      166,435                   --                   --              166,435

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

Overview
--------

The consolidated financial statements present the financial condition of the Company as of December 31, 2006 and June 30, 2006, and the consolidated results of operations and cash flows of the Company for the three months and six months ended December 31, 2006 and 2005.

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

In April 2006, the Company entered into a lease for a new 76,000 square foot facility in Suzhou, China, at an annual rent of $165,227 to replace its current 25,000 square foot leased facility. The initial lease period on the new building runs through April 2013 and is renewable through April 2023. No additional cost was incurred for termination of the lease on the current building in the second quarter of fiscal 2007. The Company has moved its China operation to this new facility and was fully operational in this new facility prior to the end of calendar year 2006.

In July 2006, the Company began construction on a 54,000 square foot addition to its facility in East Syracuse, New York. This addition is needed primarily to accommodate the growth of the Company's Space and Defense business. The project is expected to be completed during the third quarter of calendar 2007 at an estimated cost of $5.8 million for the building addition.

Third Quarter of Fiscal 2007 Outlook

For the third quarter, the Company expects moderate demand for wireless infrastructure products, a seasonally driven decrease in demand for the consumer component product line and increased sales for the Space & Defense segment as a result of recent new contract wins. As a result, the Company expects net sales to be in the range of $27.0 - $30.0 million for the third quarter of fiscal 2007. With an anticipated tax rate of approximately 25% and an expected stock based compensation expense of approximately $0.04 per diluted share, we expect net earnings per diluted share to be in the range of $0.16 - $0.21 for the third quarter.

Results of Operations
---------------------

Net sales from continuing operations for the three months ended December 31, 2006 were $30.3 million, up $5.3 million from $25.0 million for the second quarter of fiscal 2006. Net income for the second quarter of fiscal 2007 was $4.0 million, or 13.3% of net sales, up $2.0 million, or 101% from net income of $2.0 million in the second quarter of fiscal 2006.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                                          Three Months Ended              Six Months Ended
                                                                   Dec. 31, 2006    Dec. 31, 2005   Dec. 31, 2006    Dec. 31, 2005
                                                                   -------------    -------------   -------------    -------------
Net Sales                                                              100.0%           100.0%           100.0%           100.0%

Cost of sales                                                           63.4%            65.0%            63.8%            64.9%
                                                                       -----            -----            -----            -----
Gross profit                                                            36.6%            35.0%            36.2%            35.1%
                                                                       -----            -----            -----            -----

Operating expenses:
   Marketing                                                             6.4%             6.9%             6.2%             7.0%
   Research and development                                              7.2%             9.1%             7.1%             8.7%
   General and administrative                                            9.0%            10.1%             9.1%            10.1%
                                                                       -----            -----            -----            -----
     Total operating expenses                                           22.6%            26.1%            22.4%            25.8%
                                                                       -----            -----            -----            -----

Operating income                                                        14.0%             8.9%            13.8%             9.3%
                                                                       -----            -----            -----            -----

Other income (expense):

     Other, primarily interest income                                    3.0%             2.1%             3.0%             2.2%
     Interest expense                                                    0.0%             0.0%             0.0%             0.0%
                                                                       -----            -----            -----            -----
     Total other income (expense), net                                   3.0%             2.1%             3.0%             2.2%
                                                                       -----            -----            -----            -----

Income before income taxes                                              17.0%            11.0%            16.8%            11.5%
Income taxes                                                             3.7%             3.0%             3.9%             3.0%
                                                                       -----            -----            -----            -----
   Net income                                                           13.3%             8.0%            12.9%             8.5%
                                                                       =====            =====            =====            =====


The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                    Three Months Ended         Six Months Ended
                                        December 31              December 31
                                  --------------------      --------------------
                                    2006         2005         2006         2005
                                  -------      -------      -------      -------
Wireless                          $17,002      $15,494      $36,829      $31,905
Space and Defense                  13,324        9,525       23,700       17,728
                                  -------      -------      -------      -------
     Total                        $30,326      $25,019      $60,529      $49,633
                                  =======      =======      =======      =======

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Net sales. Net sales increased $5.3 million, or 21.2% to $30.3 million for the second quarter ended December 31, 2006 compared to $25.0 million for the second quarter of fiscal 2006. This increase resulted from a $1.5 million rise in shipments of wireless infrastructure and consumer products and a $3.8 million rise in sales of Space and Defense products.

The increase in sales of Wireless products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless basestation and consumer equipment, was a result of a rise in customer demand for standard Wireless components during the current second quarter compared to the second quarter of last year.

Wireless product sales rose $1.5 million, or 9.7% in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, due to a $900,000 increase in shipments of standard

Wireless components in the second quarter of fiscal 2007 compared to the same quarter in fiscal 2006 due to a continuing higher level of worldwide demand for infrastructure products. Additionally, new Wireless consumer product sales increased $729,000 or 68% in the current second quarter compared to the second quarter of fiscal 2006, reflecting the improving customer acceptance of our new commercial products.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar, receiver, and countermeasure subsystems for the military. Sales of Space and Defense products rose $3.8 million, or 40% in the second quarter of fiscal 2007 compared to the second quarter of the previous fiscal year. This increase consisted of a $3.7 million increase in Defense product shipments during the current second quarter compared to the same quarter in fiscal 2006. Defense product sales are increasing due to the higher level of new business booked by the Company over the last two fiscal years. Additionally, shipments under the initial production phase of a contract with SRC Tec, Inc. for components used in a system designed to counter remote controlled improvised explosive devices (Counter IED) amounted to $3.5 million in the quarter. Shipments under this contract are expected to continue at the current rate through the third quarter of fiscal 2007 and then fall to a rate of approximately $0.5 - $1.0 million per quarter in the fourth quarter and beyond.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the second quarter of fiscal 2007 was $11.1 million, (36.6% of net sales), up $2.4 million from $8.7 million (35.0% of net sales) for the same quarter of the prior year. Gross profit on sales increased in the second quarter of fiscal 2007 over the second quarter of last year due to the substantial rise in overall sales of $5.3 million and a more favorable product mix resulting from the increase in sales of higher margin standard Wireless components and the large increase in overall Defense product sales in the current quarter.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.9 million (6.4% of net sales) for the second quarter of fiscal 2007, compared to $1.7 million (6.9% of net sales) for the second quarter of fiscal 2006. Marketing expenses in the current second quarter rose $213,000 over the second quarter of last fiscal year due to increased commission expense resulting from the higher sales levels, additional personnel to serve the Asian Wireless and Defense markets and increased expenditures for travel.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $2.2 million (7.2% of net sales) in the second quarter of fiscal 2007, down 3% from $2.3 million (9.1% of net sales) for the second quarter of fiscal 2006. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense Group. Research and Development expenditures have fluctuated with the level of opportunities in the marketplace which have resulted in the hiring of additional personnel over the last twelve months to do development work. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 8.1% to 2.7 million (9.0% of net sales) for the second quarter of fiscal 2007 from $2.5 million (10.1% of net sales) for the second quarter of fiscal 2006. The increase resulted primarily from additional personnel costs due to the expanded level of the Company's business, as well as, additional outside consulting services retained by the Company for specific short term initiatives.

Operating Income. Operating income rose 90% in the second quarter of fiscal 2007 to $4.3 million (14.0% of sales) compared to $2.2 million (8.9% of net sales) for the second quarter of fiscal 2006. On a reporting segment basis, Wireless operating income was $1.5 million for the second quarter of fiscal 2007, up $275,000, or 22%, from Wireless operating income of $1.2 million in the second quarter of fiscal 2006. Wireless operating income improved in the current second quarter as compared to the second quarter of last fiscal year. This increase was due to efficiency gains derived from the large overall increase in sales and a more favorable Wireless product mix.

Space and Defense operating income was $2.7 million (20.6% of Space and Defense net sales), for the second quarter of fiscal 2007, up $1.7 million from $1.0 million for the second quarter of fiscal 2006. Operating margins in this group have improved as a result of efficiencies realized from both the overall $5.3 million increase in sales volume and the $3.8 million rise in shipments of Space and Defense Group products in the current second quarter resulting from the $3.5 million of initial production shipments of "Counter IED" products, over the same quarter of the prior year.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the second quarter of fiscal 2007 was $6,000; unchanged from the second quarter of fiscal 2006.

Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 71% to $917,000 in the second quarter of fiscal 2007 compared to $537,000 for the second quarter of last year. This increase was caused mainly by the rise in market interest rates over the last twelve months and the approximately $5.0 million increase in investable cash balances during the second quarter. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the second quarter of fiscal 2007 were $1.1 million (3.7% of net sales), including a tax benefit resulting from the renewal of the federal research and experimentation credit retroactively to January 2006, representing an effective tax rate of 21.6%. This compares to income tax expense of $759,000 (3.0% of net sales) for the second quarter of fiscal 2006, representing an effective tax rate of 27.4%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2007 is approximately 25% compared to an actual effective tax rate of 22.1% for fiscal 2006. The increase in the projected effective tax rate is due mainly to the higher level of taxable income the Company is currently generating.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31,
2005

Net Sales. Net sales increased $10.9 million, or 22.0% to $60.5 million for the first six months ended December 31, 2006 compared to $49.6 million for the first six months of fiscal 2006. This increase resulted from a $4.9 million rise in shipments of wireless infrastructure and consumer products and a $6.0 million rise in sales of Space and Defense products.

The increase in sales of Wireless products was a result of a rise in worldwide customer demand for Wireless infrastructure products over the past year. Wireless product sales rose $4.9 million or 15% in the first half of fiscal 2007 compared to the first six months of fiscal 2006, due to a $1.4 million increase in shipments of custom products resulting from higher demand from Nokia, a $1.4 million increase (60%) in sales of new consumer component products and a $2.1 million rise in sales of standard Wireless components used mainly in power amplifier basestation applications.

Sales of Space and Defense products rose $6.0 million, or 33.7%, in the first half of fiscal 2007 compared to the same period last year. This increase consisted mainly of a $5.8 million rise in shipments of Defense products and a relatively minor increase in sales of Space products. Approximately $4.0 million of the increase in Defense product shipments resulted from the initial production phase of a contract with SRC Tec, Inc. to provide components used in a jammer system designed to counter remote controlled improvised explosive devices (Counter IED). Shipments under this contract, which began in September 2006, were approximately $3.5 million in the second quarter and are expected to continue at this rate through the third quarter of 2007 and then to drop to between $0.5 to $1.0 million per quarter in the fourth quarter.

Gross Profit. Gross profit for the first half of fiscal 2007 was $21.9 million, (36.2% of net sales), up $4.5 million from $17.4 million (35.1% of net sales) for the same period of the prior year. Gross profit on sales increased in the first half of fiscal 2007 over the first half of last year due to the substantial rise in overall sales of $10.9 million including a substantial increase in defense sales and a more favorable product mix resulting from the increase in sales of higher margin standard wireless components in the current six months compared to the first half of last year.

Marketing. Marketing expenses were $3.7 million, (6.2% of net sales) for the first half of fiscal 2007, up 7.4% from $3.5 million (7.0% of net sales) for the first half of fiscal 2006. Marketing expenses in the current first six months rose over the first half of last fiscal year due to increased commission expense resulting from the higher sales levels and additional personnel and travel expenses to serve the expanding Asian and Defense markets.

Research and Development. Research and development expenses were $4.3 million (7.1% of net sales) in the first six months of fiscal 2007, unchanged from $4.3 million (8.7% of net sales) for the first six months of fiscal 2006. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense Group. Internal Research and Development expenditures have increased with the higher level of opportunities in the marketplace. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses increased 9.6% to $5.5 million (9.1% of net sales) for the first half of fiscal 2007 from $5.0 million (10.1% of net sales) for the first half of fiscal 2006. The increase resulted primarily from additional personnel costs due to the expanded level of Company business, a one-time, first quarter write down of the China facility leasehold improvement costs of $80,000 resulting from the move to a new larger facility, and additional outside consulting services retained by the Company for specific short-term initiatives.

Operating Income. Operating income rose 82% in the first six months of fiscal 2007 to $8.4 million (13.8% of sales) compared to $4.6 million (9.3% of net sales) for the first six months of fiscal 2006. On a reporting segment basis, Wireless operating income was $4.2 million for the first six months of fiscal 2007, up $900,000, or 29%, from Wireless operating income of $3.3 million in the first half of fiscal 2006. Wireless operating income improved significantly in the current first six months as compared to the first half of last fiscal year. This increase was due to efficiency gains derived from the large overall increase in sales and a more favorable Wireless product mix.

Space and Defense operating income was $4.1 million (17.4% of Space and Defense net sales), for the first half of fiscal 2007, up $2.8 million from $1.3 million for the first half of fiscal 2006. Operating margins in this group have improved as a result of efficiencies realized from both the overall $10.9 million increase in sales volume and the $6.0 million rise in shipments of Space and Defense Group products in the current first six months resulting from $4.0 million of initial production shipments of "Counter IED" products in the first half of fiscal 2007, compared to the same six months of the prior year.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the first half of fiscal 2007 was $12,000; no change from the first half of fiscal 2006.

Other Income. Other income is primarily interest income received on invested cash balances and gains on the sale of land. Other income increased 61% to $1.8 million in the first half of fiscal 2007 compared to $1.1 million for the first half of last year. This increase was caused mainly by the rise in market interest rates over the last twelve months and a one-time gain of $80,000 on the sale of a small parcel of land during the current first quarter. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the first six months of fiscal 2007 were $2.4 million (3.9% of net sales), including a tax benefit resulting from the renewal of the federal research and experimentation credit retroactive to January 1, 2006 representing an effective tax rate of 23.2%. This compares to income tax expense of $1,474,000 (3.0% of net sales) for the first six months of fiscal 2006, representing an effective tax rate of 25.8%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2007 is approximately 25% compared to an actual effective tax rate of 22.1% for fiscal 2006. The increase in the projected effective tax rate is due mainly to the higher level of taxable income the Company is currently generating.

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


Liquidity and Capital Resources
-------------------------------

Net cash provided by operations for the six months ended December 31, 2006 was $6.2 million compared to net cash provided by operations for the first half of the prior year of $6.9 million. The positive cash flow from operations in the current six months was due to the high level of net income before depreciation and non cash equity compensation ($12.0 million) which more than off-set the $5.0 million used to fund the current inventory increase. The positive cash flow from operations in the first half of fiscal 2006 was due primarily to income before depreciation and non cash equity compensation for the period of $8.4 million coupled with a $877,000 decline in trade and other receivables which off-set a $2.7 million increase in inventory.

Net cash used in, or provided by, investing activities consists of funds used to purchase capital equipment, proceeds from the sale of land and equipment and funds used or provided by the net purchase or maturity of marketable debt securities.

Net cash used by investing activities in the first half of fiscal 2007 was ($6.7 million) and consisted of $648,000 used for net purchases and settlement of matured investments and $6.2 million used to acquire capital equipment and fund the Company's current physical plant expansion. Net cash provided by investing activities in the first half of fiscal 2006 was $522,000 and consisted of funds provided by net purchases and settlement of matured investments totaling $3.5 million, less capital additions of $3.0 million.

Net cash provided by financing activities was $2.7 million in the first half of fiscal 2007 and consisted entirely of funds and tax benefits received from the exercise of stock options. Cash used in financing activities the first half of fiscal 2006 consisted of $9.8 million used for the purchase of 343,611 treasury shares, net of $646,000 received from the exercise of stock options and $378,000 in tax benefits generated by option exercises.

During the remainder of fiscal 2007, the Company anticipates that its main cash requirements will be for additions to capital equipment and funds for the current building expansion. Capital expenditures are expected to total between $11.0 and $12.0 million for fiscal 2007 and will be funded by existing cash balances.

Although no shares have been purchased in the past six months, the Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At December 31, 2006, there were 1,078,000 shares remaining under the current Board repurchase authorization.

At December 31, 2006, the Company had approximately $91.5 million in cash, cash equivalents, and marketable securities. The Company has no debt, and on a fiscal year basis has had positive operating cash flow for over eight years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments
--------------------------------------------------------------------

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                                                        Payment Due by Period
                                                                                      ----------------------------
                                                                      Less
                                                     Total          than 1 Yr.          2-3 Yrs          4-5 Yrs          Over 5 Yrs
                                                  ----------        ----------        ----------        ----------        ----------
Contractual obligations
-----------------------
Operating leases - facilities                     $4,907,470          $686,804        $1,373,607        $1,373,607        $1,473,452
Deferred compensation                                343,671            65,000           130,000           130,000            18,671


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

When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (the Company's fiscal 2007). The Company does not expect the initial adoption of SAB 108 to have a material impact on its consolidated financial statements.

Fair Value Measurements. In September 2006, the FASB published Statement of Financial Accounting No. 157, Fair Value Measurements. This Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying the Emerging Issues Task Force (EITF) guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of "blockage" factors by brokers, dealers, and investment companies that have been applying AICPA Guides. The Statement is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 (the Company's fiscal 2009) and interim periods within those fiscal years. Early application is permissible only if no annual or interim financial statements have been issued for the earlier periods. The requirements of the Statement are applied prospectively, except for changes in fair value related to estimating the fair value of a large block position and instruments measured at fair value at initial recognition based on transaction price in accordance with EITF 02-3 or Statement 155. The Company is currently assessing the financial impact of SFAS No. 157 on its consolidated financial statements.

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

As of December 31, 2006, the Company had cash, cash equivalents and marketable securities of $91.5 million, all of which consisted of cash and highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rates of 10.0% from December 31, 2006 rates, or 0.375%, would have reduced net income and cash flow by approximately $83,000, or $0.004 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

Item 4.     Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Management has concluded that the Company's disclosure controls and procedures were not effective due to a material weakness related to the Company's internal control surrounding the accounting for work-in-process inventory. Specifically, the control deficiency related to an undetected error in the computer program which calculates the material value of work-in-process. To address this material weakness, the Company performed additional analysis in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States, which resulted in an adjustment to the unaudited interim financial statements for the first quarter of fiscal 2007, which were amended on Form 10-Q/A and filed on January 31, 2007 with the Securities and Exchange Commission. Accordingly, management believes that the accompanying financial statements for the second quarter of fiscal 2007 are presented fairly and that the material weakness has been remediated as of November 30, 2006.

B. Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II     OTHER INFORMATION

Item 1A.    Risk Factors

The Company is exposed to certain risk factors that may effect operations and/or financial results. The significant factors known to the company are described in the Company's most recently filed annual report on Form 10-K/A and below. There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K/A.

PART II     OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 10, 2005, the Board of Directors increased by 2,000,000 the number of shares that the Company was authorized to repurchase in open market or by privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On December 31, 2006, 1,077,879 shares remained authorized for purchase.

                                                                                                               Maximum Number (or
                                                                                      Total Number of          Approximate Dollar
                                                                                      Shares (or Units)       Value) of Shares (or
                                    Total Number of                                  Purchased as Part of      Units) that May Yet
                                    Shares (or Units)       Average Price Paid       Publicly Announced         Be Purchased Under
   Period                              Purchased            per Share (or Unit)       Plans or Programs       the Plans or Programs
   ------                           ----------------        -------------------      --------------------     ---------------------
October 2006                               0                        --                        0                      1,077,879
November 2006                              0                        --                        0                      1,077,879
December 2006                              0                        --                        0                      1,077,879
Total                                      0                        --                        0                             --


Item 4.     Submission of Matters to a Vote of Security Holders

The Company's Annual shareholders' meeting was held on November 2, 2006, at which time the election of Directors was conducted. The following named individuals were nominated and re-elected as Directors.

                                                   Votes                 Votes
                                                    For                Withheld
                                                 ----------            ---------
                  Dale F. Eck                    14,730,022            1,646,914
                  Carl W. Gerst, Jr              14,731,032            1,645,904
                  James G. Gould                 14,356,789            2,020,147
                  John L. Smucker                14,890,909            1,486,027

                  Mr. Smucker was elected to a term expiring in 2007. Messr. Eck, Gerst and Gould were elected to terms expiring in 2009. The terms of Directors Lawrence A. Sala, Robert U. Roberts, Dr. David Wilemon, Matthew S. Robison and Herbert I. Corkin continued after the meeting.

                  Additionally, a proposal to amend the Company's 2004 Comprehensive Long Term Incentive Plan was approved by a vote of 10,240,900 for, 3,962,624 against and 339,193 withheld.

                  Additionally, the selection of KPMG LLP as the Company's independent registered public accounting firm for fiscal 2007 was approved by a vote of 15,807,861 for, 563,070 against and 6,005 withheld.


Item 6.     Exhibits

                  31   Rule 13a-14(a) Certifications

                  32   Section 1350 Certifications

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Anaren, Inc.
                                     ------------
                                     (Registrant)




Date: February 9, 2007               /s/Lawrence A. Sala
                                     -------------------------------------------
                                     Lawrence A.Sala
                                     President & Chief Executive Officer



Date: February 9, 2007               /s/Joseph E. Porcello
                                     -------------------------------------------
                                     Joseph E. Porcello
                                     Sr. Vice President of Finance and Treasurer

                                                                      Exhibit 31
                                 CERTIFICATIONS

I, Lawrence A. Sala, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Anaren, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

      a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: February 9, 2007                    /s/ Lawrence A. Sala
                                           -------------------------------------
                                           Lawrence A. Sala
                                           President and Chief Executive Officer

                                                                      Exhibit 31
I, Joseph E. Porcello, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Anaren, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

      a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: February 9, 2007              /s/ Joseph E. Porcello
                                     -------------------------------------------
                                     Joseph E. Porcello
                                     Jr. Vice President of Finance and Treasurer

                                                                      Exhibit 32
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Anaren, Inc. (the "Company") on Form 10-Q for the quarter ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence A. Sala, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Lawrence A. Sala
-------------------------------------
Lawrence A. Sala
President and Chief Executive Officer


-------------------------------------
Date: February 9, 2007

A signed original of this written statement required by Section 906 has been provided to Anaren, Inc. and will be retained by Anaren, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Anaren, Inc. (the "Company") on Form 10-Q for the quarter ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph E. Porcello, Vice President of Finance and Treasurer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph E. Porcello
-------------------------------------
Joseph E. Porcello
Sr. Vice President of Finance and Treasurer


-------------------------------------
Date:  February 9, 2007

A signed original of this written statement required by Section 906 has been provided to Anaren, Inc. and will be retained by Anaren, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.