Form 10-Q
period 2007-03-31
ANAREN  INC
filed 2007-05-04
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2007

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to ________________________


                          Commission file number 0-6620


                                  ANAREN, INC.
             (Exact name of registrant as specified in its Charter)

               New York                             16-0928561
               --------                             ----------
       (State of incorporation)           (I.R.S Employer Identification No.)

       6635 Kirkville Road                  13057
       East Syracuse, New York            ---------
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

      The number of shares of Registrant's Common Stock outstanding on May 4, 2007 was 17,152,600.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

  Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets as of                     3
            March 31, 2007 and June 30, 2006 (unaudited)

            Consolidated Condensed Statements of Earnings                   4
            for the Three Months Ended March 31,
            2007 and 2006 (unaudited)

            Consolidated Condensed Statements of Earnings                   5
            for the Nine months Ended March 31,
            2007 and 2006 (unaudited)

            Consolidated Condensed Statements of Cash Flows                 6
            for the Nine months Ended March 31,
            2007 and 2006 (unaudited)

            Notes to Consolidated Condensed Financial                       7
            Statements (unaudited)

  Item 2.   Management's Discussion and Analysis                           14
            of Financial Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About                 25
            Market Risk

  Item 4.   Controls & Procedures                                          26

PART II - OTHER INFORMATION

  Item 1A.  Risk Factors                                                   27

  Item 2.   Unregistered Sales of Equity Securities and Use                27
            of Proceeds

  Item 6.   Exhibits                                                       27

Officer Certifications                                                   28 - 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ANAREN, INC.
                      Consolidated Condensed Balance Sheets
                        March 31, 2007 and June 30, 2006
                                   (Unaudited)

                   Assets                                                                  March 31, 2007             June 30, 2006
                                                                                           --------------             -------------
Current assets:
    Cash and cash equivalents                                                               $  14,231,398             $  15,733,214
    Securities available for sale (note 4)                                                     20,299,973                35,635,000
    Securities held to maturity (note 4)                                                       22,305,020                31,124,733
    Receivables, less allowance of $63,140
      at March 31, 2007 and $84,854 at June 30, 2006                                           19,107,794                16,362,011
    Inventories (note 5)                                                                       26,144,764                21,827,271
    Other receivables                                                                           1,384,795                 1,336,009
    Prepaid expenses                                                                              897,412                   584,321
    Deferred income taxes                                                                         716,287                   716,287
    Other current assets                                                                        1,143,763                   851,863
                                                                                            -------------             -------------
                Total current assets                                                          106,231,206               124,170,709

Securities held to maturity (note 4)                                                           22,522,594                 6,131,425
Property, plant and equipment, net (note 6)                                                    33,042,541                27,635,161
Deferred income taxes                                                                              76,902                    32,902
Goodwill                                                                                       30,715,861                30,715,861
Other intangible assets, net of accumulated amortization
    of $2,913,248 at March 31, 2007
    and $2,684,595 at June 30, 2006 (note 2)                                                      111,718                   340,371
                                                                                            -------------             -------------
                Total assets                                                                $ 192,700,822             $ 189,026,429
                                                                                            =============             =============

      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                                        $   6,380,908             $   6,798,793
    Accrued expenses (note 7)                                                                   2,841,617                 3,254,816
    Income taxes payable                                                                          728,492                   703,488
    Customer advance payments                                                                     483,722                   483,722
    Other current liabilities (note 8)                                                            730,825                   769,523
                                                                                            -------------             -------------
                Total current liabilities                                                      11,165,564                12,010,342
Deferred income taxes                                                                           2,199,955                 1,811,955
Pension and postretirement benefit obligation                                                   1,481,128                 2,356,789
Other liabilities (note 8)                                                                        836,841                   728,943
                                                                                            -------------             -------------
                Total liabilities                                                              15,683,488                16,908,029
                                                                                            -------------             -------------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 27,112,517 shares
       at March 31, 2007 and 26,857,554 at June 30, 2006                                          271,125                   268,575
    Additional paid-in capital                                                                187,013,261               181,780,660
    Retained earnings                                                                          82,404,550                70,493,853
    Accumulated other comprehensive loss                                                         (550,014)                 (441,397)
                                                                                            -------------             -------------
                                                                                              269,138,922               252,101,691
    Less cost of 9,966,417 treasury shares
      at March 31, 2007 and 9,249,643 at June 30, 2006                                         92,121,588                79,983,291
                                                                                            -------------             -------------
                Total stockholders' equity                                                    177,017,334               172,118,400
                                                                                            -------------             -------------
Total liabilities and stockholders' equity                                                  $ 192,700,822             $ 189,026,429
                                                                                            =============             =============


See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                             March 31, 2007 and 2006
                                   (Unaudited)


                                                                                           March 31, 2007             March 31, 2006
                                                                                           --------------             --------------
Net sales                                                                                   $ 32,606,635               $ 26,701,083

Cost of sales                                                                                 20,573,154                 16,451,676
                                                                                            ------------               ------------
        Gross profit                                                                          12,033,481                 10,249,407
                                                                                            ------------               ------------

Operating expenses:
        Marketing                                                                              1,829,982                  1,806,587
        Research and development                                                               2,345,034                  2,187,966
        General and administrative                                                             3,154,894                  2,756,279
                                                                                            ------------               ------------
              Total operating expenses                                                         7,329,910                  6,750,832
                                                                                            ------------               ------------

Operating income                                                                               4,703,571                  3,498,575

Other income, primarily interest                                                                 874,297                    620,172
Interest expense                                                                                  (6,143)                    (6,143)
                                                                                            ------------               ------------
              Total other income                                                                 868,154               $    614,029
                                                                                            ------------               ------------

Income before income taxes                                                                     5,571,725                  4,112,604

Income tax expense                                                                             1,470,000                    942,000
                                                                                            ------------               ------------

Net income from continuing operations                                                       $  4,101,725               $  3,170,604
                                                                                            ------------               ------------

Discontinued operations:
  Income from discontinued operations
    of Anaren Europe (note 13)                                                                        --                     81,713
                                                                                            ------------               ------------

Net income                                                                                  $  4,101,725               $  3,252,317
                                                                                            ============               ============

Basic earnings per share:
  Income from continuing operations                                                         $       0.24               $       0.19
  Income from discontinued operations                                                                 --                         --
                                                                                            ------------               ------------
    Net income                                                                              $       0.24               $       0.19
                                                                                            ============               ============

Diluted earnings per share:
  Income from continuing operations                                                         $       0.23               $       0.19
  Income from discontinued operations                                                                 --                         --
                                                                                            ------------               ------------
    Net income                                                                              $       0.23               $       0.19
                                                                                            ============               ============

Shares used in computing net earnings per share:
        Basic                                                                                 17,397,647                 16,946,993
                                                                                            ------------               ------------
        Diluted                                                                               17,699,597                 17,547,333
                                                                                            ------------               ------------


See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                                Nine months Ended
                             March 31, 2007 and 2006
                                   (Unaudited)

                                                                                           March 31, 2007             March 31, 2006
                                                                                           --------------             --------------
Net sales                                                                                   $ 93,135,530               $ 76,334,454

Cost of sales                                                                                 59,160,937                 48,684,975
                                                                                            ------------               ------------
        Gross profit                                                                          33,974,593                 27,649,479
                                                                                            ------------               ------------

Operating expenses:
        Marketing                                                                              5,571,546                  5,290,326
        Research and development                                                               6,676,042                  6,491,045
        General and administrative                                                             8,649,862                  7,771,713
                                                                                            ------------               ------------
              Total operating expenses                                                        20,897,450                 19,553,084
                                                                                            ------------               ------------

Operating income                                                                              13,077,143                  8,096,395

Other income, primarily interest                                                               2,687,983                  1,744,738
Interest expense                                                                                 (18,429)                   (18,429)
                                                                                            ------------               ------------
              Total other income                                                               2,669,554               $  1,726,309
                                                                                            ------------               ------------

Income before income taxes                                                                    15,746,697                  9,822,704

Income tax expense                                                                             3,836,000                  2,416,000
                                                                                            ------------               ------------
Net income from continuing operations                                                         11,910,697                  7,406,704

Discontinued operations:
  Income from discontinued operations
    of Anaren Europe (note 13)                                                                        --                     81,713
                                                                                            ------------               ------------

Net income                                                                                  $ 11,910,697               $  7,488,417
                                                                                            ============               ============

Basic earnings per share:
  Income from continuing operations                                                                $0.68                      $0.43
  Income from discontinued operations                                                                 --                        .01
                                                                                                   -----                      -----
    Net income                                                                                     $0.68                      $0.44
                                                                                                   =====                      =====

Diluted earnings per share:
  Income from continuing operations                                                                $0.66                      $0.42
  Income from discontinued operations                                                                 --                         --
                                                                                                   -----                      -----
    Net income                                                                                     $0.66                      $0.42
                                                                                                   =====                      =====

Shares used in computing net earnings per share:
        Basic                                                                                 17,504,946                 17,124,494
                                                                                            ============               ============
        Diluted                                                                               17,921,998                 17,623,362
                                                                                            ============               ============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                                Nine months Ended
                             March 31, 2007 and 2006
                                   (Unaudited)

Cash flows from operating activities:                                                         March 31, 2007          March 31, 2006
                                                                                              --------------          --------------
     Net income                                                                               $  11,910,697           $   7,488,417
     Net income from discontinued operations                                                             --                  81,713
                                                                                              -------------           -------------
     Net income from operations                                                                  11,910,697               7,406,704
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                                                             3,883,490               3,593,626
         Amortization of intangibles                                                                228,653                 249,653
         Gain on sale of land                                                                       (77,508)                     --
         Loss on sale of equipment                                                                       --                  15,875
         Deferred income taxes                                                                      344,000                 247,405
         Stock based compensation                                                                 2,475,615               2,590,491
         Provision for doubtful accounts                                                            (21,714)                (12,613)
         Changes in operating assets and liabilities:
           Receivables                                                                           (2,724,070)               (818,955)
           Inventories                                                                           (4,317,493)             (2,439,772)
           Other receivables                                                                        (48,785)                186,506
           Prepaids and other current assets                                                       (604,990)               (186,108)
           Accounts payable                                                                        (417,885)               (876,135)
           Accrued expenses                                                                        (413,199)                143,607
           Income taxes payable                                                                      25,004                 (35,292)
           Customer advance payments                                                                     --                 483,722
           Other liabilities                                                                        173,422                 700,990
           Pension and postretirement benefit obligation                                           (979,883)               (284,533)
                                                                                              -------------           -------------
             Net cash provided by operating activities
               from continuing operations                                                         9,435,354              10,965,171
     Net cash used in operating activities of discontinued
       operations                                                                                        --                 (97,241)
                                                                                              -------------           -------------
     Net cash provided by operating activities                                                    9,435,354              10,867,930
                                                                                              -------------           -------------
Cash flows from investing activities:
     Capital expenditures                                                                        (9,347,870)             (4,316,623)
     Proceeds from sales of land                                                                    134,508                      --
     Proceeds from sale of equity securities                                                             --                   1,000
     Maturities of marketable debt and auction rate securities                                  104,176,555              77,172,784
     Purchase of marketable debt and auction rate securities                                    (96,412,984)            (74,269,000)
                                                                                              -------------           -------------
             Net cash used in investing activities                                               (1,449,791)             (1,411,839)
                                                                                              -------------           -------------
Cash flows from financing activities:
     Stock options exercised                                                                      2,128,732               1,783,491
     Tax benefit from exercise of stock options                                                     630,803                 378,318
     Purchase of treasury stock                                                                 (12,138,297)             (9,803,481)
                                                                                              -------------           -------------
             Net cash used in financing activities                                               (9,378,762)             (7,641,672)
                                                                                              -------------           -------------

     Effect of exchange rates                                                                      (108,617)                 47,035
                                                                                              -------------           -------------
             Net increase (decrease) in cash and cash equivalents                                (1,501,816)              1,861,454
Cash and cash equivalents at beginning of period                                                 15,733,214               5,900,841
                                                                                              -------------           -------------
Cash and cash equivalents at end of period                                                    $  14,231,398           $   7,762,295
                                                                                              =============           =============
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Period For:
       Interest                                                                               $      18,429           $      12,286
                                                                                              =============           =============
       Income taxes, net of refunds                                                           $   2,837,396           $   1,802,569
                                                                                              =============           =============


See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as amended. The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2007, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the nine months ended March 31, 2007 and 2006 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company is currently analyzing the financial statement impact of adopting this bulletin.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 (the Company's 2009 fiscal year) and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment to FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"), which requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company's fiscal year end. This Statement is effective for fiscal years ending after December 15, 2006 (the Company's 2007 fiscal year). The Company is currently analyzing the financial statement impact of adopting this pronouncement.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company's 2009 fiscal year). The Company is currently evaluating the potential impact of this statement.

NOTE 2: Intangible Assets

Intangible assets as of March 31, 2007 and June 30, 2006 are as follows:


                                                                        March 31                                 June 30
                                                           -------------------------------           -------------------------------
                                                             Gross                                     Gross
                                                            Carrying          Accumulated             Carrying           Accumulated
                                                             Amount           Amortization             Amount           Amortization
                                                           ----------         ------------           ----------         ------------
Patent                                                     $  574,966           $  556,998           $  574,966           $  503,095
Customer Relationships                                      1,350,000            1,256,250            1,350,000            1,087,500
Trade Name                                                    320,000              320,000              320,000              320,000
Non-Competition Agreements                                    180,000              180,000              180,000              174,000
Favorable Lease                                               600,000              600,000              600,000              600,000
                                                           ----------           ----------           ----------           ----------
  Total                                                    $3,024,966           $2,913,248           $3,024,966           $2,684,595
                                                           ==========           ==========           ==========           ==========


Intangible asset amortization expense for the nine month period ended March 31, 2007 and 2006 aggregated $228,653 and $249,653, respectively, while tangible asset amortization expense for the three months ended March 31, 2007 and 2006 aggregated $74,217 and $83,218, respectively. Amortization expense related to intangible assets for the remaining three months of fiscal 2007 is $74,217 and $37,501 in fiscal 2008. The intangible assets will be fully amortized in 2008.

NOTE 3: Equity Based Compensation

The components of equity based compensation expense in the statements of earnings are as follows:


                                                                     Three Months Ended                      Nine Months Ended
                                                                          March 31                              March 31
                                                              ------------------------------          ------------------------------
                                                                 2007                2006                2007                2006
                                                              ----------          ----------          ----------          ----------
Stock option                                                  $  736,496          $  835,013          $2,173,925          $2,503,590
Restricted stock                                                 110,799              29,634             301,690              86,901
                                                              ----------          ----------          ----------          ----------
Stock based compensation expense                              $  847,295          $  864,647          $2,475,615          $2,590,491
                                                              ==========          ==========          ==========          ==========


NOTE 4: Securities

The amortized cost and fair value of securities are as follows:


                                                                                           March 31, 2007
                                                                  ------------------------------------------------------------------
                                                                                       Gross             Gross
                                                                   Amortized         Unrealized        Unrealized
                                                                     Cost              Gains             Losses           Fair Value
                                                                  -----------       -----------       -----------        -----------
Securities available for sale:
     Auction securities                                           $20,299,973       $        --       $        --        $20,299,973
                                                                  -----------       -----------       -----------        -----------
         Total securities
         available-for-sale                                       $20,299,973       $        --       $        --        $20,299,973
                                                                  ===========       ===========       ===========        ===========
Securities held to maturity:
     Municipal bonds                                              $35,449,302       $       135       $   (63,656)       $35,385,781
     Commercial paper                                               2,720,146                --                --          2,720,146
     Corporate bonds                                                2,060,065               152                --          2,060,217
     Federal Agency Bond                                            4,598,101               213                --          4,598,314
                                                                  -----------       -----------       -----------        -----------
         Total securities held to maturity                        $44,827,614       $       500       $   (63,656)       $44,764,458
                                                                  ===========       ===========       ===========        ===========


                                                                                          June 30, 2006
                                                                  ------------------------------------------------------------------
                                                                                       Gross             Gross
                                                                   Amortized         Unrealized        Unrealized
                                                                     Cost              Gains             Losses          Fair Value
                                                                  -----------       -----------       -----------        -----------
Securities available for sale:
     Auction rate securities                                      $35,635,000       $        --       $        --        $35,635,000
                                                                  -----------       -----------       -----------        -----------
         Total securities
           Available-for-sale                                     $35,635,000       $        --       $        --        $35,635,000
                                                                  ===========       =========         =========          ===========

Securities held to maturity:
     Municipal bonds                                              $29,056,496       $        --       $  (143,144)       $28,913,352
     Commercial paper                                               2,976,555                --                --          2,976,555
     Corporate bonds                                                1,824,132             1,989            (2,666)         1,823,455
     Federal agency bonds                                           3,398,975                --           (41,890)         3,357,085
                                                                  -----------       -----------       -----------        -----------
         Total securities held to maturity                        $37,256,158       $     1,989       $  (187,700)       $37,070,447
                                                                  ===========       ===========       ===========        ===========


The unrealized losses on the Company's held to maturity marketable debt securities were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until they recover their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

Contractual maturities of marketable debt securities held to maturity at March 31, 2007 and June 30, 2006 are summarized as follows:

                                                                 March 31, 2007                           June 30, 2006
                                                       ---------------------------------           ---------------------------------
                                                                               Fair                                         Fair
                                                                               Market                                       Market
                                                          Cost                 Value                  Cost                  Value
                                                       -----------           -----------           -----------           -----------
Within one year                                        $22,305,020           $22,290,703           $31,124,733           $30,994,480
One year to five years                                  22,522,594            22,473,755             6,131,425             6,075,967
                                                       -----------           -----------           -----------           -----------
     Total                                             $44,827,614           $44,764,458           $37,256,158           $37,070,447
                                                       ===========           ===========           ===========           ===========


Contractual maturities of auction rate securities available for sale at March 31, 2007 and June 30, 2006 are summarized as follows:

                                                                 March 31, 2007                           June 30, 2006
                                                       ---------------------------------           ---------------------------------
                                                                               Fair                                         Fair
                                                                               Market                                       Market
                                                          Cost                 Value                  Cost                  Value
                                                       -----------           -----------           -----------           -----------
Within one year                                        $20,299,973           $20,299,973           $35,635,000           $35,635,000
One year to five years                                          --                    --                    --                    --
                                                       -----------           -----------           -----------           -----------
     Total                                             $20,299,973           $20,299,973           $35,635,000           $35,635,000
                                                       ===========           ===========           ===========           ===========


The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities; however, the market is highly liquid and the interest rates reset every 7, 28 or 35 days.

NOTE 5: Inventories

Inventories are summarized as follows:

                                             March 31, 2007       June 30, 2006
                                             --------------       -------------

     Component parts                          $ 13,072,146         $  9,936,858
     Work in process                             7,989,777            8,330,110
     Finished goods                              5,082,841            3,560,303
                                              ------------         ------------
       Total                                  $ 26,144,764         $ 21,827,271
                                              ============         ============

NOTE 6: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                             March 31, 2007       June 30, 2006
                                             --------------       -------------

     Land and land improvements               $  4,157,617         $  2,207,823
     Construction in process                     3,073,477            1,918,653
     Buildings, furniture and fixtures          17,579,943           16,608,430
     Machinery and equipment                    62,390,811           57,176,071
                                              ------------         ------------
                                              $ 87,201,848         $ 77,910,977
     Less accumulated depreciation
      and amortization                         (54,159,307)         (50,275,816)
                                              ------------         ------------
                                              $ 33,042,541         $ 27,635,161
                                              ============         ============

NOTE 7: Accrued Expenses

Accrued expenses consist of the following:

                                             March 31, 2007       June 30, 2006
                                             --------------       -------------
     Compensation                             $  1,901,266         $  2,082,104
     Commissions                                   590,210              732,749
     Health insurance                              332,077              294,500
     Other                                          18,064              145,463
                                              ------------         ------------
                                              $  2,841,617         $  3,254,816
                                              ============         ============

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

NOTE 8: Other Liabilities

Other liabilities consist of the following:

                                             March 31, 2007        June 30, 2006
                                             --------------        -------------
     Deferred compensation                    $    901,841         $    793,943
     Pension liability                             223,591              312,660
     Other                                         442,234              391,863
                                              ------------         ------------
                                                 1,567,666            1,498,466
     Less current portion                          730,825              769,523
                                              ------------         ------------
                                              $    836,841         $    728,943
                                              ============         ============
NOTE 9: Restructuring

RF Power Components, Inc.

On October 26, 2004, the Company announced its decision to merge its RF Power Components, Inc. operations into Anaren Ceramics. In doing so, the Company closed RF Power's Long Island facility and relocated the operation to the Anaren Ceramics New Hampshire location. All of RF Power's employees were either terminated or transferred to the New Hampshire facility. Remaining costs associated with terminating 79 employees included in the restructuring liability were paid-in-full in the nine months ended March 31, 2006:

                                            Nine months ended
                           Balance            March 31, 2006           Balance
                          ---------     -------------------------     ---------
                           June 30,      Costs           Cash          March 31,
                            2005        Incurred     Expenditures       2006
                          ---------     --------     ------------     ---------
Severance payments         $19,863      $    --         $19,863       $    --
                           -------      -------         -------       -------
                           $19,863      $    --         $19,863       $    --
                           =======      =======         =======       =======

NOTE 10: Net Income Per Share

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted income per share does not include antidilutive shares aggregating 1,212,732 and 1,346,820 at March 31, 2007 and 2006, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:


                                                                         Three Months Ended                  Nine months Ended
                                                                   -----------------------------       -----------------------------
                                                                              March 31                           March 31
                                                                   -----------------------------       -----------------------------
                                                                       2007              2006             2007              2006
                                                                   -----------       -----------       -----------       -----------
Numerator:
Net income                                                         $ 4,101,725       $ 3,252,317       $11,910,697       $ 7,488,417
                                                                   ===========       ===========       ===========       ===========
Denominator:
Denominator for basic earnings
         per share:
           Weighted average shares outstanding                      17,397,647        16,946,993        17,504,946        17,124,494
                                                                   ===========       ===========       ===========       ===========
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding                        17,397,647        16,946,993        17,504,946        17,124,494
         Common stock options
           and restricted stock                                        301,950           600,340           417,052           498,868
                                                                   -----------       -----------       -----------       -----------
Weighted average shares and conversions                             17,699,597        17,547,333        17,921,998        17,623,362
                                                                   ===========       ===========       ===========       ===========


NOTE 11: Components of Net Periodic Pension Benefit Costs


                                                                        Three Months Ended                  Nine months Ended
                                                                  -----------------------------       -----------------------------
                                                                             March 31                           March 31
                                                                  -----------------------------       -----------------------------
                                                                      2007              2006             2007              2006
                                                                  -----------       -----------       -----------       -----------
Service cost                                                      $    71,588       $    85,587       $   214,764       $   256,761
Interest cost                                                         164,700           151,795           494,100           455,385
Expected return on plan assets                                       (185,068)         (173,365)         (555,204)         (520,095)
Amortization of prior service cost                                       (325)             (808)             (975)           (2,424)
Amortization of the net (gain) loss                                    18,386            47,436            55,158           142,308
                                                                  -----------       -----------       -----------       -----------
Net periodic benefit cost                                         $    69,281       $   110,645       $   207,843       $   331,935
                                                                  ===========       ===========       ===========       ===========


Expected Pension Contributions

The Company has no minimum requirements to fund the pension plan for the fiscal year 2007, however, discretionary contributions amounting to $1,367,727 were made during the first nine months of fiscal year 2007.

NOTE 12: Components of Net Periodic Postretirement Health Benefit Costs


                                                                        Three Months Ended                  Nine months Ended
                                                                  -----------------------------       -----------------------------
                                                                             March 31                           March 31
                                                                  -----------------------------       -----------------------------
                                                                      2007              2006             2007              2006
                                                                  -----------       -----------       -----------       -----------
Service cost                                                      $    18,677       $    14,285       $    56,031       $    42,855
Interest cost                                                          36,665            46,327           109,995           138,981
Amortization of the net (gain) loss                                    13,208            18,788            39,624            56,364
                                                                  -----------       -----------       -----------       -----------
Postretirement Health                                             $    68,550       $    79,400       $   205,650       $   238,200
                                                                  ===========       ===========       ===========       ===========


Expected Postretirement Health Contributions

Expected contributions for fiscal 2007 are $165,149, net of $39,381 expected subsidy receipts.

NOTE 13: Discontinued Operations

During the quarter ended March 31, 2006, final liquidation of the Company's Anaren Europe operation took place. The results of operations for Anaren Europe, part of the Wireless segment, for the prior fiscal years have been classified as discontinued operations in the statements of earnings. Components of the income from discontinued operations of Anaren Europe for the three months and nine months ended March 31 are as follows:

                                 Three Months Ended        Nine Months Ended
                               ---------------------       ---------------------
                                      March 31                    March 31
                               ---------------------       ---------------------
                                2007          2006          2007          2006
                               -------       -------       -------       -------
Income from liquidation of
  net assets                   $     0       $81,713       $     0       $81,713

Any tax related effects of such discontinued operations have been recognized in prior fiscal years.

NOTE 14: Segment Information

The Company operates predominately in the wireless communications, satellite communications and defense electronics markets. The Company's two reportable segments are Wireless and Space and Defense. These segments have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products and delivery channel, and are consistent with the way the Company organizes and evaluates financial information internally for purposes of making operating decisions and assessing performance.

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:


                                                                                    Space &        Corporate and
                                                             Wireless               Defense         Unallocated         Consolidated
                                                             --------               -------        -------------        ------------
Net sales:
Three months ended:
       March 31, 2007                                       17,847,700             14,758,935               --            32,606,635
       March 31, 2006                                       16,014,209             10,686,874               --            26,701,083
Nine months ended:
       March 31, 2007                                       54,676,641             38,458,889               --            93,135,530
       March 31, 2006                                       47,919,045             28,415,409               --            76,334,454

Operating income:
Three months ended:
       March 31, 2007                                        1,132,300              3,571,271               --             4,703,571
       March 31, 2006                                        1,522,071              1,976,504               --             3,498,575
Nine months ended:
       March 31, 2007                                        5,376,003              7,701,140               --            13,077,143
       March 31, 2006                                        4,801,295              3,295,100               --             8,096,395


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

Overview

The consolidated financial statements present the financial condition of the Company as of March 31, 2007 and June 30, 2006, and the consolidated results of operations and cash flows of the Company for the three months and nine months ended March 31, 2007 and 2006.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations for wireless communications systems, in satellites and in defense electronics systems. The Company also produces microwave components addressing consumer wireless applications such as wireless local area networks, Bluetooth, WiFi, cellular handsets and satellite telecommunications. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Motorola, Nokia, Nortel Networks, and Andrew, and to satellite communications and defense electronics companies such as Boeing Satellite, ITT, SRCTec, Lockheed Martin, Northrup Grumman and Raytheon.

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

In April 2006, the Company entered into a lease for a new 76,000 square foot facility in Suzhou, China, at an annual rent of approximately $178,000 to replace its 25,000 square foot leased facility. The initial lease period on the new building runs through April 2013 and is renewable through April 2023. No additional cost was incurred for termination of the lease on the original building in the third quarter of fiscal 2007. The Company was fully operational in this new facility prior to the end of calendar year 2006.

In July 2006, the Company began construction on a 54,000 square foot addition to its facility in East Syracuse, New York. This addition is needed primarily to accommodate the growth of the Company's Space and Defense business. The project is expected to be completed during the third quarter of calendar 2007 at an estimated cost of $5.8 million for the building addition.

In February 2007, the Company was selected to receive a contract valued in excess of $8.0 million from Alcatel-Alenia Space (France) for development and production of integrated beamforming assemblies that will be deployed on the Globalstar-2 satellite payload. The contract award, expected to be finalized prior to June 30, 2007, covers design services and manufacture of up to 48 beamforming networks. Work has been authorized to begin immediately, with production deliveries starting in May 2008.

Fourth Quarter of Fiscal 2007 Outlook

For the fourth quarter, we expect comparable demand for wireless infrastructure and consumer component products and a decrease in sales for the Space & Defense segment as a result of the anticipated decline in sales of counter-Improvised Explosive Device (IED) related components. As a result, we expect net sales to be in the range of $28.0 - $31.0 million for the fourth quarter of fiscal 2007. With an anticipated tax rate of approximately 26% and an expected stock based compensation expense of approximately $0.04 per diluted share, we expect net earnings per diluted share to be in the range of $0.16 to $0.21 for the fourth quarter.

Results of Operations

Net sales for the three months ended March 31, 2007 were $32.6 million, up $5.9 million from $26.7 million for the third quarter of fiscal 2006. Net income for the third quarter of fiscal 2007 was $4.1 million, or 12.6% of net sales, up $850,000, or 25.7% from net income of $3.3 million in the third quarter of fiscal 2006.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.


                                                             Three Months Ended                           Nine months Ended
                                                     -----------------------------------          ----------------------------------
                                                     Mar. 31, 2007         Mar. 31, 2006          Mar. 31, 2007        Mar. 31, 2006
                                                     -------------         -------------          -------------        -------------

Net Sales                                                100.0%                100.0%                100.0%                100.0%

Cost of sales                                             63.1%                 61.6%                 63.5%                 63.8%
                                                         -----                 -----                 -----                 -----
Gross profit                                              36.9%                 38.4%                 36.5%                 36.2%
                                                         -----                 -----                 -----                 -----

Operating expenses:
   Marketing                                               5.6%                  6.8%                  6.0%                  6.9%
   Research and development                                7.2%                  8.2%                  7.2%                  8.5%
   General and administrative                              9.7%                 10.3%                  9.3%                 10.2%
                                                         -----                 -----                 -----                 -----
     Total operating expenses                             22.5%                 25.3%                 22.5%                 25.6%
                                                         -----                 -----                 -----                 -----

Operating income                                          14.4%                 13.1%                 14.0%                 10.6%
                                                         -----                 -----                 -----                 -----

Other income (expense):

     Other, primarily interest income                      2.7%                  2.3%                  2.9%                  2.3%
     Interest expense                                      0.0%                  0.0%                  0.0%                  0.0%
                                                         -----                 -----                 -----                 -----
     Total other income (expense), net                     2.7%                  2.3%                  2.9%                  2.3%
                                                         -----                 -----                 -----                 -----

Income before income taxes                                17.1%                 15.4%                 16.9%                 12.9%
Income taxes                                               4.5%                  3.5%                  4.1%                  3.2%
                                                         -----                 -----                 -----                 -----
   Net income                                             12.6%                 11.9%                 12.8%                  9.7%
                                                         =====                 =====                 =====                 =====

Discontinued operations:
Income (loss) from discontinued
  operations of Anaren Europe                              0.0%                  0.3%                  0.0%                  0.1%
Income tax benefit                                         0.0%                  0.0%                  0.0%                  0.0%
                                                         -----                 -----                 -----                 -----
Net income (loss) from discontinued
  operations                                               0.0%                  0.3%                  0.0%                  0.1%
                                                         -----                 -----                 -----                 -----

Net income                                                12.6%                 12.2%                 12.8%                  9.8%
                                                         =====                 =====                 =====                 =====


The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                    Three Months Ended       Nine months Ended
                                 ----------------------   ---------------------
                                 Mar. 31,     Mar. 31,     Mar. 31,     Mar. 31,
                                 --------     --------     --------     --------
                                   2007         2006         2007         2006
                                 --------     --------     --------     --------
Wireless                          $17,848      $16,014      $54,677      $47,919
Space and Defense                  14,759       10,687       38,459       28,415
                                  -------      -------      -------      -------
     Total                        $32,607      $26,701      $93,136      $76,334
                                  =======      =======      =======      =======


Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net sales. Net sales increased $5.9 million, or 22.1% to $32.6 million for the third quarter ended March 31, 2007, compared to $26.7 million for the third quarter of fiscal 2006. This increase resulted from a $4.1 million rise in shipments of Space and Defense products and a $1.8 million increase of Wireless products in the current third quarter of fiscal 2007.

The increase in sales of Wireless products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless basestation and consumer equipment, was a result of a rise in base station infrastructure construction which caused an increase in customer demand for custom Wireless components during the current third quarter compared to the third quarter of last year.

Wireless product sales rose $1.8 million, or 11.4% in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, due to a $2.2 million increase in shipments of custom wireless components in the third quarter of fiscal 2007 due to a continuing high level of demand for infrastructure products from Nokia. Additionally, new Wireless consumer product sales increased $283,000, or 48% in the current third quarter compared to the third quarter of fiscal 2006, reflecting the improving customer acceptance of our new commercial products. During this same period, sales of standard components fell 6.6%, or $640,000 compared to the third quarter of fiscal 2006 due to a small decline in demand for termination products in the current quarter.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar, receiver, and countermeasure subsystems for the military. Sales of Space and Defense products rose $4.1 million, or 38.3% in the third quarter of fiscal 2007 compared to the third quarter of the previous fiscal year. Space and Defense product sales are increasing due to the higher level of new business booked by the Company over the last two fiscal years. Shipments relating to the counter-IED contract accounted for the large increase in sales for Space and Defense during the quarter. Shipments under this contract are expected to fall to a rate of approximately $2.0 million in the fourth quarter and to less than $1.0 million per quarter thereafter.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the third quarter of fiscal 2007 was $12.0 million (36.9% of net sales), up $1.8 million from $10.2 million (38.4% of net sales) for the same quarter of the prior year. Gross profit as a percent of sales declined in the third quarter of fiscal 2007 over the third quarter of last year despite the $5.9 million increase in sales due to a somewhat less favorable Wireless product mix and an unexpected scrap loss in the Space and Defense group amounting to approximately 1.0% of total sales.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.8 million (5.6% of net sales) for the third quarter of fiscal 2007, unchanged compared to $1.8 million (6.8% of net sales) for the third quarter of fiscal 2006. Marketing expenses in the current third quarter were flat compared to the third quarter of last fiscal year due to declining commission expense resulting from the maturing of a number of large programs to lower rate structures. This decline off-set higher travel and personnel expenses in the current quarter compared to the same period last year.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $2.3 million (7.2% of net sales) in the third quarter of fiscal 2007, up 7.2% from $2.2 million (8.2% of net sales) for the third quarter of fiscal 2006. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense Group. Research and Development expenditures have fluctuated with the level of opportunities in the marketplace which have resulted in the hiring of additional personnel over the last twelve months to assist in development initiatives. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 14.5% to 3.2 million (9.7% of net sales) for the third quarter of fiscal 2007, from $2.8 million (10.3% of net sales) for the third quarter of fiscal 2006. The increase resulted primarily from additional professional service costs incurred due to the restatements of the Company's financial statements that were required to be filed with the Securities and Exchange Commission in January 2007, as well as additional personnel costs due to the expanded level of the Company's business, and additional outside consulting services retained by the Company for specific short term initiatives.

Operating Income. Operating income rose 34.4% in the third quarter of fiscal 2007 to $4.7 million (14.4% of sales), compared to $3.5 million (13.1% of net sales) for the third quarter of fiscal 2006. On a reporting segment basis, Wireless operating income was $1.1 million for the third quarter of fiscal 2007, down $390,000, or 25.6%, from Wireless operating income of $1.5 million in the third quarter of fiscal 2006. Wireless operating income declined in the current third quarter due to inefficiencies in the Salem, New Hampshire facility resulting from a decline in net sales at that facility.

Space and Defense operating income was $3.6 million (24.2% of Space and Defense net sales), for the third quarter of fiscal 2007, up $1.6 million from $2.0 million for the third quarter of fiscal 2006. Operating margins in this group have improved as a result of efficiencies realized from both the overall $5.9 million increase in sales volume and the $4.1 million rise in shipments of Space and Defense Group products in the current third quarter, which included $5.0 million counter-IED products.

Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 41.0% to $874,000 in the third quarter of fiscal 2007 compared to $620,000 for the third quarter of last year. This increase was caused mainly by the rise in market interest rates over the last twelve months and off-set partially by a decline in investable cash balances during the third quarter. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the third quarter of fiscal 2007 was unchanged from the third quarter of fiscal 2006.

Income Taxes. Income taxes for the third quarter of fiscal 2007 were $1.5 million (4.5% of net sales), representing an effective tax rate of 26.4%. This compares to income tax expense of $942,000 (3.5% of net sales) for the third quarter of fiscal 2006, representing an effective tax rate of 22.9%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2007 is approximately 26% compared to an actual effective tax rate of 22.8% for fiscal 2006. The increase in the projected effective tax rate is due mainly to the higher level of taxable income the Company is currently generating and the continuing phase-out of the federal extraterritorial tax benefit.

Discontinued Operations. Discontinued operations represents the result of liquidation and dissolution of the Company's Anaren Europe corporate structure which ceased operation in December 2003. During the third quarter ended March 31, 2006 and in conjunction with the finalization of Anaren Europe's bankruptcy proceeding, the Company performed the final liquidation of its Anaren Europe corporate structure. As a result of this liquidation, the Company recognized a gain of $81,713 from the liquidation of the remaining assets.

Nine months Ended March 31, 2007 Compared to Nine months Ended March 31, 2006

Net Sales. Net sales increased $16.8 million, or 22.0% to $93.1 million for the first nine months ended March 31, 2007 compared to $76.3 million for the first nine months of fiscal 2006. This increase resulted from a $6.8 million rise in shipments of Wireless infrastructure and consumer products and a $10.0 million rise in sales of Space and Defense products.

The increase in sales of Wireless products was a result of a rise in worldwide customer demand for Wireless infrastructure products over the past year. Wireless product sales rose $6.8 million or 14.2% in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006, due to a $3.7 million increase in shipments of custom products resulting from higher demand from Nokia, as well as a $1.7 million increase (58%) in sales of new consumer component products and a $1.4 million rise in sales of standard Wireless components used mainly in power amplifier basestation applications.

Sales of Space and Defense products rose $10.0 million, or 35.2% in the first nine months of fiscal 2007 compared to the same period last year. Approximately $8.9 million of the increase resulted from the initial production of a component used in a jammer system designed to counter-IED. Meanwhile, the remainder of the increase was a result of general business growth in Space and Defense. Shipments under the counter-IED contract, which began in September 2006, are expected to drop to approximately $2.0 million in the fourth quarter of fiscal 2007.

Gross Profit. Gross profit for the first nine months of fiscal 2007 was $34.0 million (36.5% of net sales), up $6.3 million from $27.7 million (36.2% of net sales) for the same period of the prior year. Gross profit on sales increased in the first nine months of fiscal 2007 over the first nine months of last year due to the substantial rise in overall sales of $16.8 million. The overall increase in net sales included a substantial increase in Defense sales which enhanced production efficiencies in that segment, as well as a more favorable product mix in the Wireless segment resulting from the increase in sales of higher margin standard components.

Marketing. Marketing expenses were $5.6 million (6.0% of net sales) for the first nine months of fiscal 2007, up 5.3% from $5.3 million (6.9% of net sales) for the first nine months of fiscal 2006. Marketing expenses in the first nine months rose over the first nine months of last fiscal year due to increased commission expense resulting from the higher sales levels and additional personnel and travel expenses to serve the expanding Asian and Defense markets.

Research and Development. Research and development expenses were $6.7 million (7.2% of net sales) in the first nine months of fiscal 2007, up 2.9% from $6.5 million (8.5% of net sales) for the first nine months of fiscal 2006. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense Group. Internal Research and Development expenditures have increased with the higher level of opportunities in the marketplace. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses increased 11.3% to $8.7 million (9.3% of net sales) for the first nine months of fiscal 2007, from $7.8 million (10.2% of net sales) for the first nine months of fiscal 2006. The increase resulted primarily from additional personnel costs due to the expanded level of Company business, a write down of the China facility leasehold improvement due to the move to a new facility, additional professional service costs associated with the restatement of the Company's financial statements in January 2007, and additional outside consulting services retained by the Company for specific short-term initiatives.

Operating Income. Operating income rose 61.5% in the first nine months of fiscal 2007 to $13.1 million (14.0% of sales), compared to $8.1 million (10.6% of net sales) for the first nine months of fiscal 2006. On a reporting segment basis, Wireless operating income was $5.4 million for the first nine months of fiscal 2007, up $575,000, or 12.0% from Wireless operating income of $4.8 million in the first nine months of fiscal 2006. Wireless operating income improved in the current first nine months as compared to the first nine months of last fiscal year due to efficiency gains derived from the large overall increase in sales and a more favorable Wireless product mix.

Space and Defense operating income was $7.7 million (20.0% of Space and Defense net sales), for the first nine months of fiscal 2007, up $4.4 million from $3.3 million for the first nine months of fiscal 2006. Operating margins in this group have improved as a result of efficiencies realized from both the overall $16.8 million increase in sales volume and the $10.0 million rise in shipments of Space and Defense Group products in the current first nine months. This increase resulted primarily from $8.9 million in shipments of counter-IED products in the first nine months of fiscal 2007, compared to the same nine months of the prior year.

Other Income. Other income is primarily interest income received on invested cash balances and gains on the sale of land. Other income increased 54.0% to $2.7 million in the first nine months of fiscal 2007, compared to $1.7 million for the first nine months of last year. This increase was caused mainly by the rise in market interest rates over the last twelve months and a gain of $80,000 on the sale of a small parcel of land during the first quarter. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the first nine months of fiscal 2007 was unchanged from the first nine months of fiscal 2006.

Income Taxes. Income taxes for the first nine months of fiscal 2007 were $3.8 million (4.1% of net sales), including a tax benefit resulting from the renewal of the federal research and experimentation credit retroactive to January 1, 2006, representing an effective tax rate of 24.4%. This compares to income tax expense of $2.4 million (3.2% of net sales) for the first nine months of fiscal 2006, representing an effective tax rate of 24.6%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2007 is approximately 26% compared to an actual effective tax rate of 22.8% for fiscal 2006. The increase in the projected effective tax rate is due mainly to the higher level of taxable income the Company is currently generating.

Discontinued Operations. Discontinued operations represents the result of liquidation and dissolution of the Company's Anaren Europe corporate structure which ceased operation in December 2003. During the third quarter ended March 31, 2006 and in conjunction with the finalization of Anaren Europe's bankruptcy proceeding, the Company performed the final liquidation of its Anaren Europe corporate structure. As a result of this liquidation, the Company recognized a gain of $81,713 from the liquidation of the remaining assets.

Critical Accounting Policies

The methods, estimates and judgments management uses in applying the Company's most critical accounting policies have a significant impact on the results reported in the Company's financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and that require management to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical policies include: valuation of accounts receivable, which impacts general and administrative expense; valuation of inventory, which impacts cost of sales and gross margin; the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles and long-lived assets; accounting for stock based compensation, which impacts multiple expense components throughout the statement of earnings; and accounting for income taxes, which impacts the valuation allowance and the effective tax rate. Management reviews the estimates, including, but not limited to, allowance for doubtful accounts, inventory reserves and income tax valuations on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could and have differed at times from these estimates.

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

The Company accounts for stock based compensation by recognizing expense over the vesting period for any nonvested stock option awards granted. Stock option grants are valued by using a Black-Scholes method at the date of the grant. There are assumptions and estimates made by management which go into the valuation of the options granted, such as volatility, vesting period, and forfeiture rate. The Company recognizes expense on options granted using a straight-line method over the vesting period. Restricted stock grants are expensed over the vesting period, which is determined at the date of the grant.

Liquidity and Capital Resources

Net cash provided by continuing operations for the nine months ended March 31, 2007 was $9.4 million compared to net cash provided by continuing operations for the first nine months of the prior year of $11.0 million. The positive cash flow from continuing operations in the current nine months was due to the high level of net income before depreciation and non cash equity compensation ($18.3 million) which more than off-set the $7.0 million used to fund the current inventory and accounts receivable increases. The positive cash flow from continuing operations in the first nine months of fiscal 2006 was due primarily to income before depreciation and non cash equity compensation for the period of $13.6 million which more than off-set the $3.2 million used to fund inventory and accounts receivable increases.

Net cash used in, or provided by, investing activities consists of funds used to purchase capital equipment, proceeds from the sale of land and equipment and funds used or provided by the net purchase or maturity of marketable debt securities.

Net cash used in investing activities in the first nine months of fiscal 2007 was $1.5 million and consisted of $7.8 million provided by the settlement of matured investments, net of $9.3 million used to acquire capital equipment and fund the Company's current physical plant expansion. Net cash used in investing activities in the first nine months of fiscal 2006 was $1.4 million and consisted of funds provided by net purchases and settlement of matured investments totaling $2.9 million, less capital additions of $4.3 million.

Net cash used in financing activities was $9.4 million in the first nine months of fiscal 2007 and consisted of funds and tax benefits received from the exercise of stock options amounting to $2.8 million, less $12.1 million used to purchase treasury shares. Cash used in financing activities the first nine months of fiscal 2006 was $7.6 million, which consisted of $9.8 million used for the purchase of treasury shares, net of $2.2 million received from funds and tax benefits generated by stock option exercises.

During the remainder of fiscal 2007, the Company anticipates that its main cash requirements will be for additions to capital equipment and funds for the current building expansion. Capital expenditures are expected to total between $11.0 and $12.0 million for fiscal 2007 and will be funded by existing cash balances.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At March 31, 2007, there were 361,105 shares remaining under the current Board repurchase authorization.

At March 31, 2007, the Company had approximately $79.4 million in cash, cash equivalents, and marketable securities. The Company has no debt, and on a fiscal year basis has had positive operating cash flow for over eight years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:


                                                                                Payment Due by Period
                                                  ----------------------------------------------------------------------------------
                                                                      Less
                                                    Total           than 1 Yr.          2-3 Yrs          4-5 Yrs          Over 5 Yrs
                                                  ----------        ----------        ----------        ----------        ----------
Contractual obligations
Operating leases - facilities                     $4,626,699        $  690,394        $1,380,789        $1,380,789        $1,174,727
Deferred compensation                                333,564            65,000           130,000           130,000             8,564


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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company is currently analyzing the financial statement impact of adopting this bulletin.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 (the Company's 2009 fiscal year) and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the potential impact of this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment to FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"), which requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company's fiscal year end. This Statement is effective for fiscal years ending after December 15, 2006 (the Company's 2007 fiscal year). The Company is currently analyzing the financial statement impact of adopting this pronouncement.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007 the Company's 2009 fiscal year).The Company is currently evaluating the potential impact of this statement.

Forward-Looking Cautionary Statement

The statements contained in this news release which are not historical information are "forward-looking statements". These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. Such known factors include, but are not limited to: the Company's ability to timely ramp up to meet some of our customers' increased demands; potential unanticipated liabilities and delays associated with the physical expansion of the Company's Syracuse, New York facility; unanticipated delays in successfully completing customer orders within contractually required timeframes; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; successfully securing new design wins from our OEM customers, reliance on a limited number of key component suppliers, unpredictable difficulties or delays in the development of new process and products including LTCC; order cancellations or extended postponements; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2006 Annual Report, Anaren's Form 10-K for the fiscal year ended June 30, 2006, as amended, Anaren's Form 10-Q for the three months ended September 30, 2006, as amended, Anaren's Form 10-Q for the three months ended December 31, 2006 and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

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

As of March 31, 2007, the Company had cash, cash equivalents and marketable securities of $79.4 million, all of which consisted of cash and highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rates of 10.0% from March 31, 2007 rates, or 0.375%, would have reduced net income and cash flow by approximately $67,000, or $0.004 per share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

The Company is exposed to certain risk factors that may effect operations and/or financial results. The significant factors known to the Company are described in the Company's most recently filed Annual Report on Form 10-K, as amended, and above. There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 10, 2005, the Board of Directors increased by 2,000,000 the number of shares that the Company was authorized to repurchase in open market or by privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On March 31, 2007, 361,105 shares remained authorized for purchase.

------------------------------------------------------------------------------------------------------------------------------------
  Period                   Total Number of           Average Price Paid         Total Number of                 Maximum Number (or
                          Shares (or Units)           per Share (or Unit)        Shares (or Units)              Approximate Dollar
                              Purchased                                        Purchased as Part of             Value) of Shares (or
                                                                                Publicly Announced              Units) that May Yet
                                                                                Plans or Programs               Be Purchased Under
                                                                                                               the Plans or Programs
------------------------------------------------------------------------------------------------------------------------------------
January 2007                         0                         --                         0                          1,077,879
------------------------------------------------------------------------------------------------------------------------------------
February 2007                  416,199                      17.20                   416,199                            661,680
------------------------------------------------------------------------------------------------------------------------------------
March 2007                     300,575                      16.57                   300,575                            361,105
------------------------------------------------------------------------------------------------------------------------------------
Total                          716,774                         --                   716,774                                 --
------------------------------------------------------------------------------------------------------------------------------------

Item 6. Exhibits

        31    Rule 13a-14(a) Certifications

        32    Section 1350 Certifications

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Anaren, Inc.
                                    -------------------------------------------
                                    (Registrant)




Date:  May 4, 2007                  /s/Lawrence A. Sala
                                    -------------------------------------------
                                    Lawrence A.Sala
                                    President & Chief Executive Officer



Date:  May 4, 2007                  /s/Joseph E. Porcello
                                    -------------------------------------------
                                    Joseph E. Porcello
                                    Sr. Vice President of Finance and Treasurer