Form 10-K
period 2007-06-30
ANAREN  INC
filed 2007-09-28
CIK 6314

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number 0-6620

                                   ----------

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

Check One: Large  accelerated  filer |_| Accelerated  filer |X|
           Non-accelerated filer |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on December 29, 2006, as reported on the Nasdaq Global Market (formerly, the Nasdaq National Market), was approximately $304,163,745.

      The number of shares of the Registrant's Common Stock outstanding on September 24, 2007 was 15,952,545.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for use in connection with its 2007 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

                                EXPLANATORY NOTE

      In August, 2007, the Company announced that pre-tax income for the three months ended December 31, 2006 and March 31, 2007 were overstated by $238,000 and $676,000, respectively, due to certain accounting errors related to reconciliation of inventory and recording of vendor payables at its China subsidiary, and errors related to stock based compensation and pension expense as well as errors involving warranty expense and allowance for sale returns. The Company is reporting a material weakness in this Annual Report Form 10-K that its company-level risk assessment and oversight controls were not effective for the fiscal year 2007 (located in Item 9A in this Form 10-K). The restatement is reported in this Annual Report on Form 10-K for the year ended June 30, 2007 and will be reported in amendments to the Quarterly Reports on Form 10-Q for the second and third quarters of fiscal year 2007 ended December 31, 2006 and March 31, 2007. Refer to note 22 in the Company's consolidated financial statements (located in Item 14 in this Form 10-K) for a reconciliation of the previously reported quarterly amounts to the restated amounts for each of the above quarters.

Item 1. Business

General Overview

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

      The Company is a leading provider of microwave components and assemblies for the wireless and space and defense industry segments. The Company's distinctive engineering, manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in wireless communication and space and defense systems.

      Through its focused research and development efforts, Anaren continues to design components and subsystems for wireless communication systems including wireless infrastructure, wireless consumer and medical applications, as well as advanced radar, beamforming, jamming, and receiver applications for the space and defense markets.

Recent Developments

      In July 2007, the Company was selected to receive a contract valued in excess of $11.0 million from Northrop Grumman Corporation, located in Baltimore, Maryland. The contract is for Integrated Ferrite Assemblies used in the S-Band radar which is part of the Mission Equipment for the Cobra Judy Replacement Program. The contract calls for the first full-rate production and deliveries starting in November of 2007 and continuing for a 15 month period.

      In July 2007, the Company completed a 54,000 square foot expansion of its current 105,000 square foot facility in Syracuse, New York. The expansion will allow continued growth in the Company's Space and Defense design and manufacturing operations as well as its Wireless design group. Anaren requested and received a $500,000 grant from New York's Empire State Development to help fund the expansion. The project was completed in the third quarter of calendar year 2007.

      In February 2007, the Company was selected to receive a contract valued in excess of $8.0 million from Alcatel-Alenia Space (now Thales Alenia Space) (France) for development and production of integrated beamforming assemblies that will be deployed on the Globalstar-2 satellite payload. The contract award, which was finalized in September 2007, covers design services and manufacture of up to 48 beamforming networks. Work has been authorized to begin immediately, with production deliveries starting in May 2008.

      In January 2007, the Company announced that the Company's inventory and pre-tax income at September 30, 2006 was overstated by $782,500 due to an inventory valuation error. The Company also announced in January, 2007 that the currency translation portion of the gain on the final closure and liquidation of the Company's discontinued Netherlands operations should have been recorded in the fiscal year 2004 results rather than in the third quarter ended March 31, 2006 results of operations. As a result, a $735,464 gain from discontinued operations was moved from the June 30, 2006 Consolidated Statement of Operations to the June 30, 2004 Consolidated Statement of Operations. In addition, on December 1, 2006 the Company reported an immaterial tax error originating in fiscal year 2006, which was initially corrected in the first quarter of fiscal 2007, but was subsequently corrected in the fiscal year 2006 restated financial statements. The full year overstated tax benefit in fiscal year 2006 was $159,000. The Company also reported in December, 2006 that its disclosure controls and procedures were not effective for the periods ending December 31, 2005, March 31, 2006 and June 30, 2006. On January 31, 2007, the Company filed all required amendments to the quarterly and annual periods impacted by these errors with the Securities and Exchange Commission. Management further believes that the applicable disclosure controls and procedures that were not effective have been corrected.

      In November 2006, the Company took occupancy of a new 76,000 square foot facility in Suzhou to accommodate its growing wireless infrastructure business. The move was completed in the fourth quarter of calendar year 2006 with no interruption to production.

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

      The final liquidation and dissolution of the Company's European corporate structure was concluded during the quarter ended March 31, 2006. As part of this liquidation and dissolution, the Company recognized income from discontinued operations of $81,713 resulting from final asset and liability liquidation. As described in note 1, the foreign currency translation adjustment gain of $735,464 previously recognized in the third quarter ended March 31, 2006 results of operations in this restatement has been moved to the results of operations for fiscal 2004.

Wireless Segment

   Industry Overview

      The Company's Wireless products are used primarily in communication systems, either in user equipment, such as Wireless Local Area Network (WLAN), Bluetooth, or Satellite Television Reception applications, or on the network infrastructure side such as cellular telephone base station or Television Broadcast equipment applications.

      A typical wireless communications network is comprised of a geographic region containing a number of cells, each of which contains one or more base stations, which are linked in a network to form a service provider's coverage area. Each base station houses the equipment that receives incoming telephone calls and broadcasts calls to the wireless users within the cell. A base station can process a fixed number of radio channels through the use of multiple transceivers, power amplifiers, filters, and combiners - along with an antenna to transmit and receive signals to and from the wireless user.

      Global System for Mobile communications (GSM) and the higher data rate overlay Enhanced Data Rates for GSM Evolution (EDGE) is the industry leading technology in terms of equipment shipped, users served, and countries covered. In support of major equipment roll-outs primarily in India and China, demand for GSM/EDGE equipment was at all time highs during fiscal 2007. This resulted in increased demand for both the Company's components and higher level assemblies. The Company believes that the industry trend for GSM/EDGE equipment is going to remain relatively strong for the next several years.

      GSM is referred to as a second generation (2G) wireless network. For higher data rates, third generation networks (3G) are utilized. In the years to come, the number of persons requiring high data rates to support using internet and email from mobile terminals is also expected to continue to grow. Fueled by this demand, deployment of new high data rate networks should continue. Demand for 3G related products is estimated to be similar to 2G equipment in the near future. The Company's products are utilized in both 2G and 3G GSM equipment.

      Worldwide Interoperability for Microwave Access (WiMAX) is a technology aimed at providing wireless data over long distances in a variety of ways, from point-to- point links to full mobile cellular type access. There is currently increasing amounts of development activity in the industry aimed at this emerging technology. The Company has and continues to develop products for this application.

   Strategy

      The Company's strategy for the Wireless segment is to continue to use its microwave expertise, proprietary technologies, extensive microwave design libraries and low cost manufacturing capabilities to further expand its penetration in the wireless industry. Key components of the Company's strategy include the following:

      Pursue Large Addressable Markets. The Company has successfully penetrated the mobile wireless infrastructure market and intends to use its market position to pursue other wireless markets such as WLAN, Mobile Handsets, Bluetooth, Satellite Television, medical and other consumer electronics markets. This is enabled by advances made in the Company's design and manufacturing of sub miniature Multi-Layer Stripline components.

      Focus on value added products. The Company intends to expand its component offerings to enable the Company to increase the number of products addressing each wireless application. In addition, with its Multi-Layer Stripline, ferrite devices, and Thick Film Ceramic manufacturing technologies, the Company intends to continue to increase the functionality of its products, thereby enabling its wireless customers to continue to reduce the size and cost of their platforms, while the Company increases its content value.

      Strengthen and Expand Customer Relationships. Today, a limited number of large OEMs drive the wireless market. The Company has developed, and plans to continue to expand, customer relationships with many of these manufacturers including Andrew, Ericsson, Huawei, Motorola, Nokia Siemens Networks and Nortel Networks. The Company intends to further strengthen its customer relationships by offering complete outsourcing solutions, from research and development to product design and production, thereby increasing the customers' reliance on the Company.

      Pursue Price Leadership Position. The Company aspires to use its technological leadership, low cost manufacturing, and sourcing capabilities to be one of, if not the lowest cost provider of components and higher level assemblies for the wireless markets.

      Pursue Strategic Acquisitions. The Company intends to continue to pursue opportunistic acquisitions of companies, product lines and technologies. The Company will focus on acquisitions that compliment its technical expertise and business development resources and provide a competitive advantage for its targeted markets.

   Products and Technologies

      The Company provides components, assemblies and subsystems to leading wireless industry equipment manufacturers. These products range from subminiature components for consumer electronics to large back planes for high power wireless infrastructure applications.

      The Company has developed its product offerings to enable customers to reduce the size and cost, while enhancing the performance of their equipment. The Company continually invests capital and human resources to enhance existing products and develop new products to address the latest market demands. The Company has developed and continues to market a full line of standard products, as well as custom products, to wireless original equipment manufacturers. A brief description of the Company's major product categories is as follows:

      Passive Surface Mount Components. The Company's Xinger(R) line of products consists of off-the-shelf surface mount microwave components which provide passive microwave signal distribution functions. These products were developed to provide a low-cost high performance signal distribution component, which could be placed on standard printed circuit boards with automated production equipment. The primary applications of these products are in equipment for cellular base stations and in WLAN, Bluetooth, and Satellite Television.

      In cellular  base  stations,  the  Company's  surface  mount  products are utilized in radio frequency power amplifiers, and are also found in low-noise amplifiers and radios. The Company believes it is currently the market leader in this product area, supplying industry leading original equipment manufacturers and leading power amplifier manufacturers. The Company continues to invest in the expansion of this product line as well as its addressable market. The Company's surface mount product line offers significantly improved RF performance and power handling in a package that supports the latest global environmentally friendly initiatives.

      The Company has also recently introduced several products specifically designed to address WLAN, cellular telephone and Bluetooth applications. These innovative products are 1/100th the size of our typical Xinger(R) type of product and offer performance and cost advantages over traditional consumer electronic components.

      Ferrite Products. The Company's ferrite components are used in various wireless base station applications. They are a key component in base station amplifiers, and their primary function is to protect the sensitive amplifier electronics from damage by isolating them electronically from potentially harmful high power signals. In fiscal year 2007, the Company expanded its Ferrite product offering and also expanded its production capacity for Ferrite products.

      Resistive Products. The Company's resistive product line includes resistors, power terminations, and attenuators for use in high power wireless, industrial, and medical applications. These products range from very small components for implantable medical devices to high power products used in power amplifiers. These products are frequently used in conjunction with ferrite products as well as Xinger(R) surface mount components.

      Custom Splitting and Combining Products. In addition to its standard products, the Company offers a wide range of custom signal splitting and combining solutions. These custom solutions are typically used to distribute signals to and from antennas, radio transceivers and power amplifiers in wireless base station applications. The Company's custom assemblies typically integrate several of the Company's components such as Xinger(R), ferrite, and resistive products. Given this vertical integration, the Company's Custom Splitting and combining products offer very high performance and can be designed in unique configurations, allowing base station designers an opportunity to greatly reduce space, complexity and cost while enhancing performance.

      Custom Radio Frequency Backplane Assemblies. The Company's radio frequency backplanes provide efficient connections of microwave signals between subsystems in wireless base stations. Radio frequency backplanes are conceptually similar to the motherboard in a personal computer, which efficiently connects signals between multiple subsystems. These assemblies range from radio frequency-only to fully integrated radio frequency, direct current power, and digital signal routing solutions. They are typically used in conjunction with radio transceivers and radio frequency power amplifiers. The Company also offers backplane assemblies with fully integrated radio-frequency signal switching capability.

      Hybrid Matrix Assemblies. The Company's hybrid matrix assemblies allow customers to effectively reduce the number of amplifiers in a base station. Base station amplifier systems are designed to handle peak usage when maximum calls are being made over a network. Due to the sector coverage of typical base stations, some amplifiers are heavily used while others are not. The Company's matrices allow the spreading of high usage volume over all base station amplifiers, permitting a reduction in the total number of amplifiers needed. These products are offered in a number of packaging configurations, including backplanes.

   Customers

      The Company believes that the strength of its customer support and depth of its customer relationships provide the Company a competitive advantage. To this end, the Company endeavors to become an integral part of its key customers' operations by working closely with them through the entire development and production process. The Company assigns a dedicated multi-disciplined team including project engineering, design engineering and customer service to each customer to ensure a high level of responsiveness and customer service. This team assists the customer from the conceptual design stages through the development and manufacturing process. By maintaining close contact with the customers' design engineering, manufacturing, purchasing and project management personnel, the Company can better understand their needs, rapidly develop customer-specific solutions, and more effectively design the Company's solutions into the customers' systems and networks.

      The Company sells its standard line of Xinger(R) components, custom products, resistive components, and ferrite components to leading original equipment manufacturers and a broad range of other wireless equipment contract manufacturers. In general, customers have purchased the Company's products directly from the Company or through distributors or sales representatives. During the fiscal year ending June 30, 2007, the Wireless business accounted for approximately 60% of the Company's total revenues. Nokia Siemens Networks (Nokia) accounted for over 16% of net sales. No other Wireless customer accounted for more than 10% of the Company's fiscal 2007 net sales. The following is a list of the customers who generated $1,000,000 or more in revenues for the Company in the fiscal year ending June 30, 2007:

      o     Avnet Electronics

      o     CalAmp Corporation

      o     Celestica Corp.

      o     EG Components

      o     Flextronics International, Ltd.

      o     Huawei Technologies Co., Ltd.

      o     MKS Instruments, Inc.

      o     Motorola, Inc.

      o     Nokia Siemens Networks

      o     Richardson Electronics, Ltd.

      o     Solectron Corporation

      o     St. Jude Medical

      o     Telecom International, Inc.

   Competition

      The microwave component and assembly industry continues to be highly competitive. Direct competitors of the Company in the wireless market include Aeroflex, Merrimac Industries, Smith Industries, and Soshin Electric Co. As a direct supplier to original equipment manufacturers, the Company also faces significant competition from the in-house capabilities of its customers. However, the current trend in the wireless marketplace has been for the original equipment manufacturers to outsource more design and production work.

      The principal competitive factors in both the foreign and domestic markets are technical performance, reliability, ability to produce in volume, on-time delivery and most critically, price. It is anticipated that this pricing pressure will continue indefinitely.

      Based on these factors, the Company believes that it competes favorably in its markets. The Company believes that it is particularly strong in the area of technical performance in the wireless marketplace. With the introduction of manufacturing capability in Suzhou, China, and new innovative design techniques, the Company believes that it now competes favorably on price as well.

   Backlog

      The Company's backlog of orders for the Wireless segment was $15.3 million as of June 30, 2007, versus $19.2 million as of June 30, 2006. Backlog for the Wireless segment primarily represents firm orders for component products and signed purchase orders (i.e., orders for specific custom sub-assemblies) for custom components due to ship within eight to twelve weeks. The Company does not believe that its Wireless backlog as of any particular date is representative of actual sales for any succeeding period. Typically, large original equipment manufacturers including Ericsson, Motorola, Nokia and Nortel, who use the Company's component and custom products, negotiate set prices for estimated annual volumes. The Company then receives a firm delivery commitment prior to shipment. The Company does not recognize backlog until it has received a firm order.

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

Space and Defense Segment

   Industry Overview

      The U.S. Department of Defense (DOD) and major U.S. Defense OEM's continue to be committed to ensure a high state of military readiness. The DOD funding priorities focus on the safety and effectiveness of our troops, national defense programs, homeland security, and battlefield command and communication systems. Funding for advanced radar systems, advanced jamming systems, smart munitions, electronic surveillance systems and satellite and ground based communication systems has remained strong. Therefore, we see a favorable outlook for defense industry spending and demand for our products and technologies.

   Strategy

      The Company's strategy for the Space and Defense segment is to continue to use its microwave expertise, proprietary design libraries, technologies, and manufacturing capabilities to further expand its customer penetration. Key components of the Company's strategy include the following:

      Strengthen and Expand Strategic Customer Relationships. Today, a limited number of large OEMs drive the Space and Defense business. The Company has developed, and plans to continue to expand, customer relationships with many of these OEM's including, Raytheon, Lockheed Martin, Northrop Grumman, ITT, Harris and Boeing. The Company intends to further strengthen its customer relationships by offering complete solutions, from research and development to product design and manufacturing.

      Focus on value added products. The Company intends to expand its product and technology offerings to increase the added value for next generation Space and Defense systems. The Company intends on leveraging investments in advanced microwave packaging technologies to meet the demands of our customers for increased levels of integration and functionality.

      Pursue Strategic Acquisitions. The Company intends to continue to pursue opportunistic acquisitions of companies, product lines and technologies that provide synergistic opportunities for its Space and Defense segment. The Company will also focus on acquisitions that compliment its technical expertise and business development resources and provide a competitive advantage for its targeted markets.

   Products and Technology

      Our Space and Defense group principally designs and manufactures advanced microwave-based hardware for use in advanced radar systems, advanced jamming systems, smart munitions, electronic surveillance systems and satellite and ground based communication systems.

      Radar Countermeasure Subsystems. Defense radar countermeasure subsystems digitally measure, locate and counter enemy radar systems. Our Digital Radio Frequency Measurement (DRFM's) devices are used for storing and retrieving radio frequency signals as part of military aircraft self protection systems. Our Digital Frequency Discriminators (DFD) are employed in electronic warfare (EW) systems to detect and measure the radio frequency (RF) signals emitted by enemy radar systems. Our Company also manufactures a suite of electronic subassemblies designed to process radar signals detected by a receiver. This technology is a major component of a Electronic Support Measure (ESM) system used on helicopters and fixed winged aircraft to detect, locate and identify enemy radar. This technology is called a Passive Ranging Subsystem.

      Beamformers. Beamformers determine the number, size and quality of beams that are produced from an antenna array. The Company supplies passive and active beamformers and has unique expertise in designing and manufacturing high performance beamformers in industry leading small size packages. Passive beamformers produce fixed beam locations while active beamformers allow for real-time reconfiguration of the beam pattern. Beamforming technology is implemented on military and commercial phased array satellites and radars.

      Switch Matrices. Switch matrices route radio frequency signals from a single location to one or multiple end user locations. These products allow system operators to allocate capacity as required, thereby increasing utilization and revenue generation.

      Radar Feed Networks. Radar feed networks distribute radio frequency energy to the antenna elements of the radar. Radar Feed Networks are integrated into radar platforms for airborne, shipborne, ground base radars and missile guidance applications.

   Customers

      The Company currently sells passive components and electronic subsystems to prime contractors serving the United States and foreign governments. During the fiscal year ending June 30, 2007, the Space and Defense segment accounted for approximately 40% of the Company's revenues. Raytheon Company accounted for more than 13% of the Company's net sales. No other Space and Defense customer accounted for more than 10% of the Company's fiscal 2007 net sales. The following is a list of Space and Defense customers who generated $1,000,000 or more in revenues in the fiscal year ending June 30, 2007:

      o     ITT Corporation

      o     Lockheed Martin Corporation

      o     Northrup Grumman Corporation

      o     Raytheon Company

      o     SRCTec, Inc.

   Competition

      As a direct supplier to the large defense contracting corporations, the Company faces significant competition from the in-house capabilities of its customers. In some cases, we are approached after a customer has had limited success with an internal design effort or to supply a solution in parallel with an internal effort as a form of risk mitigation.

      Direct competitors of the Company in the Space and Defense market include Akon, EMS Technologies, Filtronic Signal Solutions, KOR Electronics, Smith Industries, Tyco Inc., and Merrimac Industries.

   Backlog

      Backlog of orders for the Space and Defense segment was $56.0 million as of June 30, 2007 versus $47.8 million as of June 30, 2006. All of the orders included in the Space and Defense segment backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

   Sales and Marketing

      The Company markets its products worldwide to original equipment manufacturers in the wireless and space and defense markets primarily through a sales and marketing force of 30 people as of June 30, 2007. The Company has regional sales offices located in Sacramento, California; Waterlooville,
England; and Suzhou and Shenzen, China. In addition, as of June 30, 2007, the Company had contracts with three major distributors, with sixteen manufacturers' representatives in the United States and Canada, and with nine international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industry shows. The Company has also invested significantly in its Internet website which contains an electronic version of its entire catalog. In addition, the website enables users to download important device parameter files. These files contain the performance information for the catalog parts in a format which is compatible with commonly used computer aided design/computer aided modeling, or CAD/CAM equipment. The Company also provides mechanical drawings and applications notes for proper use of the parts. This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.

      After identifying key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and with manufacturers' representatives. To promote widespread acceptance of the Company's products and provide customers with support for their technical and commercial needs, the sales and engineering teams work closely with the customers to develop solutions tailored for their particular requirements. The Company believes that its engineering team, comprised of 174 design and engineering professionals as of June 30, 2007, is a key competitive advantage.

      The Company uses distributors for its standard products, most notably the Xinger(R) line of surface mount components. Richardson Electronics is a worldwide distributor of Anaren products. Avnet distributes components in North America and Asia, meanwhile, BFI Optilus distributes Company products in Europe. The Scandinavian countries are serviced by E.G. Components, Inc., a subsidiary of Elektronikgruppen. Distribution has become an important part of the Company's sales efforts by providing the Company with a larger sales force to promote its product catalog offerings.

   Employees

      As of June 30, 2007, the Company employed 871 full-time people, including 200 temporary employees. Of these employees, 174 were members of the engineering staff, 617 were in manufacturing positions, 30 were in sales and marketing positions, and 50 were in management and support functions. None of these employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be excellent.

   Manufacturing

      The Company currently maintains manufacturing locations in Syracuse, New York; Salem, New Hampshire; and Suzhou, China. During fiscal 2007, the Company moved its Suzhou operation from a leased 25,000 square foot facility to a leased 76,000 square foot facility, and built a 54,000 square foot addition to its 105,000 square foot Syracuse, NY facility. The facility move in Suzhou provides the Company with ample manufacturing space and ability to readily respond to future wireless infrastructure business expansion needs. The addition in Syracuse will facilitate expansion of its Space and Defense manufacturing and engineering areas to support current and future growth. During fiscal 2005, the Company consolidated its Amitron operation located in North Andover, Massachusetts and its RF Power operation located in Bohemia, New York into one facility located in Salem, New Hampshire, operating under a wholly owned subsidiary, Anaren Ceramics, Inc. This facility includes significantly more space for future expansion and a State-of-the-Art Class 10,000 clean room for manufacturing.

      The Company continues to develop capability to produce highly engineered, complex microwave subassemblies to support its Space and Defense business. In fiscal 2007, the Company invested in state-of-the-art Low Temperature Co-fired Ceramic (LTCC) equipment for its Salem, New Hampshire facility. This technology supports the manufacture of multi-layer ceramic circuits which perform well at RF and Microwave frequencies and provides the high level of integration required in today's advanced military electronic systems.

      The Company is committed to providing the lowest cost manufacturing solutions. Part of this strategy has evolved with the opening of a facility in Suzhou, China. Most high volume, labor intensive wireless product lines from the Syracuse and the Salem operations have been successfully transitioned to Suzhou over the past three years, with plans to transfer the remainder in fiscal 2008. The Company has also successfully implemented a material sourcing function in Suzhou, facilitating the identification, qualification, and procurement of lower cost raw materials to support the wireless infrastructure products being manufactured in Suzhou.

      All of the Company's facilities (Syracuse, New York; Salem, New Hampshire; and Suzhou, China) are ISO 9001 certified.

      The Company manufactures its products from standard components, as well as from items which are manufactured by vendors to its specifications. The raw materials utilized in the various product areas are generally accessible and common to both of the Company's business segments. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. During fiscal year 2007, the Company had no single vendor from which it purchased more than 10% of its total raw materials, and the Company believes that alternate sources of supply are generally available for all raw materials supplied by this and all other Company vendors.

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

      o advanced low temperature co-fired ceramic to produce, light weight, highly integrated microwave integrated substrates for advanced military applications; and

      o miniature components for wireless networking and subscriber and broadcast applications.

      These activities include customer-funded design and development, as well as efforts funded directly by the Company. Research and development expenses funded by the Company were $9.1 million in fiscal 2007, $8.7 million in fiscal 2006 and $6.3 million in fiscal 2005. Research and development costs are charged to expense as incurred.

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

      The Company currently has 13 active patents and has filed 5 other patent applications that are currently pending before the United States Patent and Trademark Office to protect both the construction and design of its products. The Company plans to pursue intellectual property protection in foreign countries, primarily in the form of international patents, in instances where the technology covered is considered important enough to justify the added expense. By agreement, Company employees who initiate or contribute to a patentable design or process are obligated to assign their interest in any patent or potential patent to the Company.

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

Item 1A. Risk Factors

      In an effort to provide investors a balanced view of our current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by our management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. You are encouraged to review our 2006 Annual Report, this Form 10-K for the fiscal year ended June 30, 2007, and exhibits to that Report filed with the Securities and Exchange Commission, to learn more about the various risks and uncertainties facing our business and their potential impact on our revenue, earnings and stock price. Unless required by law, we disclaim any obligation to update or revise any forward-looking statement.

      The Company expects to file Amended Quarterly Reports on Form 10-Q/A restating the Company's consolidated condensed financial statements for the periods ending December 31, 2006 and March 31, 2007, modifying related disclosures, and disclosing material weaknesses in the Company's company-level risk assessment and oversight controls, contract review, and the monitoring of accounting policies not in compliance with accounting principles generally accepted in the United States. The Company cannot predict the reaction to the filing of these Amended Reports and if adverse, the market price of the Company's stock could decline, potentially rapidly and sharply.

      Our Wireless segment has a significant concentration of business with one OEM customer, Nokia Siemens Networks, who accounts for over 16% of net sales.

      Our Wireless segment currently derives a significant amount of revenue from production of one combiner subassembly that is used in a single basestation platform. Because of this relatively high concentration of business with one customer and for only one platform, the Company's revenue and profitability could be materially and adversely impacted by cancellation, postponement, or end of life of this contract.

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

      The late 1990s through 2000 saw dramatic growth in the demand for mobile communications. Despite this rapid growth in customer demand, expenditures for capital infrastructure equipment by service providers began to decline rapidly during the first quarter of calendar year 2001. This had a negative impact on all of our Wireless product lines, particularly the printed-circuit board business. During fiscal 2004, infrastructure spending rebounded due to the deployment of new technology to expand existing network capacity resulting in rising sales and orders across all of our Wireless product lines, and sales and orders have remained strong through fiscal year 2007. Capital spending for wireless infrastructure equipment remains volatile and relatively unpredictable. Future decreases in capital expenditures for wireless infrastructure equipment may adversely impact the success of these product lines.

      Changes in funding for defense procurement programs could adversely affect our ability to grow or maintain our revenues and profitability.

      The demand for many of our Space and Defense products has been favorably impacted by an upward trend in defense spending in the last few years for, among other things, advanced radar systems, advanced jamming systems, smart munitions, electronic surveillance systems and satellite and ground based communication systems. Although the ultimate size of future defense budgets remains uncertain, current indications are that the total defense budget will continue to increase over the next few years. However, the specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe that our products are a high priority for national defense, there remains the possibility that one or more of the programs we serve will be reduced, extended or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our revenues and profitability.

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

      We depend upon a small number of customers for a majority of our revenues. During fiscal 2007, we had two customers that each accounted for more than 10% of our net sales (Nokia, who represented approximately 16.7%, and Raytheon Company, who represented 13.3%). We anticipate that we will continue to sell products to a relatively small group of customers. Delays in manufacturing or supply procurement or other factors could potentially cause cancellation, reduction or delay in orders by a significant customer or in shipments to a significant customer. Our future success depends significantly on the decision of our current customers to continue to purchase products from us, as well as the decision of prospective customers to develop and market space and defense and wireless communications systems that incorporate our products.

      We must continue to attract and retain qualified engineers and other key employees to grow our business.

      Our continued success depends on our ability to continue to attract and retain qualified engineers, particularly microwave engineers, and management personnel. Attracting and retaining qualified engineers, including microwave engineers, particularly in upstate New York, is very challenging. If we are unable to successfully hire, train and retain qualified engineers and experienced management personnel, it could jeopardize our ability to develop new products for the wireless and space and defense markets, and could also negatively impact our ability to grow our business.

      Failure to meet market expectations could impact our stock price.

      The market price for our common stock is based, in part, on market expectations for our sales growth, earnings per share and cash flow. Failure to meet these expectations could cause the market price of our stock to decline, potentially rapidly and sharply.

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

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

      The principal real estate of the Company is a 159,000 square foot building, which the Company owns, located on a 30-acre parcel in East Syracuse, New York. The Company's principal subsidiary, Anaren Microwave, Inc., utilizes this facility which houses a substantial portion of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering activities. During fiscal 2007, the Company constructed a 54,000 square foot addition to this existing building bringing it to 159,000 square feet to accommodate, primarily, the growth of its Space and Defense business. The building was completed at a cost of $6.1 million in the first quarter of fiscal 2008.

      Anaren Ceramics, Inc., a wholly owned subsidiary of the Company, operates in a 65,000 square foot building, which the Company owns, situated on approximately 12 acres in Salem, New Hampshire. The Company moved its Amitron and RF Power operations to this facility during the second quarter of fiscal 2005.

      The Company leases a 76,000 square foot facility in Suzhou, China which houses light manufacturing and assembly activities of the Company's Anaren Communications Suzhou Co. Ltd. subsidiary. This facility has an annual rent of approximately $178,000. The initial lease period on the new building runs through April 2013 and is renewable through April 2023.

      The Company leases a 20,000 square foot building in Frimley, England. Annual rental cost of this facility is approximately $523,000, and the Company is currently subletting the building. During the fiscal year ended June 30, 2007, payments to the Company under this sublease were more than 95.0% of the full lease value. The existing lease term on this building runs to 2014. The current sub-lease expires in October 2007 and there is no assurance that the Company will be able to continuously sublet the building during the remaining lease term.

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

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended June 30, 2007, there were no matters submitted to a vote of security holders.

Item 4A. Executive Officers of the Registrant

      Executive officers of Anaren, Inc., their respective ages as of June 30, 2007, and their positions held with the Company are as follows:

Name                                               Age                           Position
----                                               ---                           --------
Lawrence A. Sala.............................      44     President, Chief Executive Officer, Chairman and Director
Carl W. Gerst, Jr............................      70     Chief Technical Officer, Vice Chairman and Director
Gert R. Thygesen.............................      52     Senior Vice President, Technology
Joseph E. Porcello...........................      55     Senior Vice President, Finance, Treasurer
Mark P. Burdick..............................      49     Senior Vice President and General Manager
Timothy P. Ross..............................      47     Senior Vice President, Business Development
Amy B. Tewksbury.............................      43     Senior Vice President, Human Resources

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

      Gert R. Thygesen joined the Company in 1981 and has served as Sr. Vice President of Technology since November 2005 and Vice President of Technology from September 2000 until November 2005. He previously served as Vice President, Operations from April 1995 to September 2000, and as Operations Manager from 1992 until 1995. Mr. Thygesen holds a Bachelor of Science Degree and a Master's Degree in Electrical Engineering from Aalborg University Center, Denmark.

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

      Mark P. Burdick has been with the Company since 1978 and has served as Sr. Vice President and General Manager since 2005 and Vice President and General Manager from September 2000 until November 2005. He served as Vice President and General Manager, Wireless segment from November 1999 until September 2000, as Business Unit Manager -- Commercial Products from 1994 to 1999, and as Group Manager for Defense Radar Countermeasure Subsystems from 1991 to 1994. Mr. Burdick holds a Bachelor of Science Degree in Electrical Engineering from the Rochester Institute of Technology, and a Master's of Business Administration from the University of Rochester.

      Timothy P. Ross has been with the Company since 1982 and has served as Sr. Vice President -- Business Development since November 2005 and Vice President -- Business Development from September 2000 until November 2005. He served as Vice President and General Manager, Space and Defense segment, from November 1999 until September 2000. Mr. Ross served as Business Unit Manager -- Satellite Communications from 1995 to 1999 and as a Program Manager from 1988 to 1995. Mr. Ross holds an Associate's Degree in Engineering Science and a Bachelor of Science in Electrical Engineering from Clarkson University, and a Master's in Business Administration from the University of Rochester.

      Amy Tewksbury has served as Sr. Vice President of Human Resources since November 2005 and joined the Company in October 2002 as Vice President of Human Resources. Prior to joining Anaren, Ms. Tewksbury was employed by Wegmans Food Markets, Inc. for 16 years. She held various positions with Wegmans including Syracuse Division Human Resources Manager, Corporate Human Resources Project Manager, and Store Operations. Ms. Tewksbury holds a Bachelor of Science Degree in Management from Syracuse University.

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

                                       Fiscal 2007                                            Fiscal 2006
                                         Quarter                                                Quarter
                      ----------------------------------------------         ----------------------------------------------
                       1st           2nd          3rd           4th           1st          2nd           3rd           4th
                      ------        -----        -----         -----         ------        -----        -----         -----
High..............    $25.00        22.94        18.23         20.13         $14.83        16.21        19.60         24.35
Low...............    $15.60        17.14        15.42         16.31         $12.86        12.87        15.31         17.69

      The Company had approximately 431 holders of record of its common stock at September 10, 2007.

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

Issuer Purchases of Equity Securities

      On May 16, 2007, the Board of Directors increased by 2,000,000 the number of shares that the Company was authorized to repurchase in open market or privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On June 30, 2007, 1,575,016 shares remained authorized for purchase.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                        Maximum Number (or
                                                                                  Total Number of       Approximate Dollar
                                                                                 Shares (or Units)     Value) of Shares (or
                                      Total Number of                          Purchased as Part of     Units) that May Yet
                                     Shares (or Units)   Average Price Paid     Publicly Announced      Be Purchased Under
Period                                   Purchased       per Share (or Unit)     Plans or Programs     the Plans or Programs
----------------------------------------------------------------------------------------------------------------------------
April 2007......................                0                  --                      0                  361,105
----------------------------------------------------------------------------------------------------------------------------
May 2007........................          262,947              17.362                 62,947                2,098,158
----------------------------------------------------------------------------------------------------------------------------
June 2007.......................          523,142              17.195                 23,142                1,575,016
----------------------------------------------------------------------------------------------------------------------------
Total...........................          786,089              17.247                 86,089                       --
----------------------------------------------------------------------------------------------------------------------------

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                 Among Anaren, Inc., The NASDAQ Composite Index
                   And The NASDAQ Electronic Components Index

 [The following table was represented as a line chart in the printed material.]

                                6/30/2002       6/30/2003       6/30/2004       6/30/2005       6/30/2006       6/30/2007
                                ---------       ---------       ---------       ---------       ---------       ---------
Anaren, Inc. ...............      $100            $110            $189            $152            $237            $204

NASDAQ Composite ...........      $100            $110            $139            $142            $156            $133

NASDAQ Electronic Components      $100            $107            $139            $123            $116            $133

* $100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

Item 6. Selected Consolidated Financial Data

      The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 2007, and with respect to the balance sheets at June 30, 2007 and 2006 are derived from the consolidated financial statements that have been audited by KPMG LLP, independent registered public accounting firm, which are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such consolidated financial statements. The statements of operations data for the years ended June 30, 2003 and June 30, 2004, and the balance sheet data at June 30, 2003, June 30, 2004 and June 30, 2005, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                                           Years Ended
                                                              ---------------------------------------------------------------------
                                                               June 30,       June 30,       June 30,       June 30,       June 30,
                                                                2007           2006           2005           2004           2003
                                                              ---------      ---------      ---------      ---------      ---------
                                                                               (In thousands, except per share data)
Statement of Income Data:
Net sales ...............................................     $ 128,987      $ 105,464      $  94,461      $  85,079      $  75,520
Cost of sales ...........................................        83,125         67,494         64,591         55,070         51,821
                                                              ---------      ---------      ---------      ---------      ---------
Gross profit ............................................        45,862         37,970         29,870         30,009         23,699
                                                              ---------      ---------      ---------      ---------      ---------
Operating expenses:
   Marketing ............................................         7,416          7,036          6,858          6,723          6,160
   Research and development .............................         9,134          8,748          6,288          5,861          6,140
   General and administrative ...........................        12,298         10,345          8,685          8,731          8,392
   Restructuring ........................................            --             --            458             --            795
                                                              ---------      ---------      ---------      ---------      ---------
   Total operating expenses .............................        28,848         26,129         22,289         21,315         21,487
                                                              ---------      ---------      ---------      ---------      ---------
Operating income ........................................        17,014         11,841          7,581          8,694          2,212
                                                              ---------      ---------      ---------      ---------      ---------
Other income (expense):
   Interest expense .....................................           (24)           (25)           (29)           (10)           (50)
   Other, primarily interest income .....................         3,571          2,453          1,599          1,678          2,211
                                                              ---------      ---------      ---------      ---------      ---------
   Total other income, net ..............................         3,547          2,428          1,570          1,668          2,161
                                                              ---------      ---------      ---------      ---------      ---------
Income before income taxes ..............................        20,561         14,269          9,151         10,362          4,373
Income taxes ............................................         5,211          3,252          1,738          2,695            798
                                                              ---------      ---------      ---------      ---------      ---------
Income from continuing operations .......................        15,350         11,017          7,413          7,667          3,575
Discontinued operations:
Income (loss) from discontinued
   operations of Anaren Europe ..........................            --             82             --           (774)        (8,029)
Income tax benefit ......................................            --             --             --         (1,800)          (662)
Net income (loss) from discontinued
   operations ...........................................            --             82             --          1,026         (7,367)
                                                              ---------      ---------      ---------      ---------      ---------
Net income (loss) .......................................     $  15,350      $  11,099      $   7,413      $   8,693      $  (3,792)
                                                              =========      =========      =========      =========      =========
Basic earnings (loss) per share:
   Income from continuing operations ....................     $     .89      $     .64      $     .38      $     .36      $     .16
   Income (loss) from discontinued
     operations .........................................            --            .01             --            .05           (.33)
                                                              ---------      ---------      ---------      ---------      ---------
Net income (loss) .......................................     $     .89      $     .65      $     .38      $     .41      $    (.17)
                                                              =========      =========      =========      =========      =========
Diluted earnings (loss) per share:
   Income from continuing operations ....................     $     .87      $     .62      $     .37      $     .35      $     .16
   Income (loss) from discontinued
     operations .........................................            --            .01             --            .05           (.33)
                                                              ---------      ---------      ---------      ---------      ---------
Net income (loss) .......................................     $     .87      $     .63      $     .37      $     .40      $    (.17)
                                                              =========      =========      =========      =========      =========
Shares used in computing net earnings per share:
   Basic ................................................        17,319         17,157         19,346         21,026         22,214
   Diluted ..............................................        17,721         17,682         19,832         21,808         22,701
Balance Sheet Data:
Cash and cash equivalents ...............................     $   7,912      $  15,733      $   5,901      $  23,303      $  11,063
Working capital .........................................        72,858        112,160         84,554        105,987        126,235
Total assets ............................................       191,204        189,026        175,482        207,482        213,088
Long-term debt, less current
   installments .........................................            --             --             --             --             --
Stockholders' equity ....................................       166,794        172,118        159,079        190,364        200,597

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. The following discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties. The Company's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Annual Report.

Overview

      The consolidated financial statements present the financial condition of the Company as of June 30, 2007 and 2006, and the consolidated results of operations and cash flows of the Company for the years ended June 30, 2007, 2006 and 2005.

      The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost- effectively produce compact, lightweight microwave products for use in base stations and subscriber equipment for wireless communications as well as, in satellites and in defense electronics systems. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Motorola, Nokia Siemens Networks, Nortel Networks, and Andrew, and to satellite communications and defense electronics companies such as Boeing Satellite, ITT, Lockheed Martin, Northrup Grumman and Raytheon.

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

      Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS 123R). This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. These costs are to be recognized as compensation expense over the vesting period of the awards. SFAS 123R provides for a prospective application for adoption which the Company chose. Under this method, the Company began recognizing compensation costs for equity based compensation for all new or modified grants after June 30, 2005 and for the unvested portion of the grant date fair value of awards issued prior to adoption, based on the fair value previously calculated for footnote disclosure purposes. Equity based compensation cost for employee stock options recognized in the year ended June 30, 2007 and 2006 was $3,415,905 and $3,383,811, respectively.

      The final liquidation and dissolution of the Company's European corporate structure was concluded during the quarter ended March 31, 2006. As part of this liquidation and dissolution, the Company recognized income from discontinued operations of $81,713 resulting from final asset and liability liquidation.

      In April 2006, the Company entered into a lease for a new 76,000 square foot facility in Suzhou, China, at an annual rent of approximately $178,000 to replace its 25,000 square foot leased facility. The initial lease period on the new building runs through April 2013 and is renewable through April 2023. No additional cost was incurred for termination of the lease on the original building. The Company was fully operational in this new facility prior to the end of calendar year 2006.

      In July 2006, the Company began construction on a 54,000 square foot addition to its facility in East Syracuse, New York. This addition is needed primarily to accommodate the growth of the Company's Space and Defense business. The project is expected to be completed during the third quarter of calendar 2007 at an estimated cost of $6.1 million for the building addition.

      In February 2007, the Company was selected to receive a contract valued in excess of $8.0 million from Alcatel-Alenia Space (now Thales Alenia Space) (France) for development and production of integrated beamforming assemblies that will be deployed on the Globalstar-2 satellite payload. The contract award, which was finalized in September 2007, covers design services and manufacture of up to 48 beamforming networks. Work has been authorized to begin immediately, with production deliveries starting in May 2008.

      In January, 2007, the Company announced that the Company's inventory and pre-tax income at September 30, 2006 was overstated by $782,500 due to an inventory valuation error. The Company also announced in January, 2007 that the currency translation portion of the gain on the final closure and liquidation of the Company's discontinued Netherlands operations should have been recorded in the fiscal year 2004 results rather than in the third quarter ended March 31, 2006 results of operations. As a result, a $735,464 gain from discontinued operations was moved from the June 30, 2006 Consolidated Statement of Operations to the June 30, 2004 Consolidated Statement of Operations. In addition, on December 1, 2006 the Company reported a tax error in the fiscal year 2006 financial statements resulting in an overstatement of tax benefits. The full year overstated tax benefit was $159,000 and was corrected in fiscal year 2006 financial statements. The Company also reported in December, 2006 that its disclosure controls and procedures were not effective for the periods ending December 31, 2005, March 31, 2006 and June 30, 2006. On January 31, 2007, the Company filed all required amendments to the quarterly and annual periods impacted by these errors with the Securities and Exchange Commission. Management further believes that the applicable disclosure controls and procedures that were not effective have been corrected.

      In July, 2007, the Company was selected to receive a contract valued in excess of $11.0 million from Northrop Grumman Corporation, located in Baltimore, Maryland. The contract is for Integrated Ferrite Assemblies used in the S-Band radar which is part of the Mission Equipment for the Cobra Judy Replacement Program. The contract calls for the first full-rate production and deliveries starting in November of 2007 and continuing for a 15 month period.

      August, 2007, the Company announced that pre-tax income for the three months ended December 31, 2006 and March 31, 2007 were overstated by $238,000 and $676,000, respectively, due to certain accounting errors related to reconciliation of inventory and recording of vendor payables at its China subsidiary, and errors related to stock based compensation and pension expense as well as errors involving warranty expense and allowance for sale returns. The Company is reporting a material weakness in this Annual Report Form 10-K that its company-level risk assessment and oversight controls were not effective for the fiscal year 2007. The restatement is reported in this Annual Report on Form 10-K for the year ended June 30, 2007 and will be reported in amendments to the Quarterly Reports on Form 10-Q for the second and third quarters of fiscal year 2007 ended December 31, 2006 and March 31, 2007 respectively.

Results of Operations

      Net sales from continuing operations for the year ended June 30, 2007 were $129.0 million, up 22.3% from $105.5 million for fiscal 2006. Income from continuing operations for fiscal 2007 was $15.3 million, or 11.9% of net sales, up $4.3 million, or 39.3% from income from continuing operations of $11.0 million in fiscal 2006.

      The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                                                                     Years Ended June 30,
                                                                                          -----------------------------------------
                                                                                           2007              2006              2005
                                                                                          -----             -----             -----
Net sales ....................................................................            100.0%            100.0%            100.0%
                                                                                          =====             =====             =====
Cost of sales ................................................................             64.4              64.0              68.4
                                                                                          -----             -----             -----
Gross profit .................................................................             35.6              36.0              31.6
                                                                                          -----             -----             -----
Operating expenses:
   Marketing .................................................................              5.8               6.7               7.2
   Research and development ..................................................              7.1               8.3               6.7
   General and administrative ................................................              9.5               9.8               9.2
   Restructuring .............................................................               --                --               0.5
                                                                                          -----             -----             -----
   Total operating expenses ..................................................             22.4              24.8              23.6
                                                                                          -----             -----             -----
Operating income .............................................................             13.2              11.2               8.0
                                                                                          -----             -----             -----
Other income (expense):
   Interest expense ..........................................................               --                --                --
   Other, primarily interest income ..........................................              2.7               2.3               1.7
                                                                                          -----             -----             -----
   Total other income ........................................................              2.7               2.3               1.7
                                                                                          -----             -----             -----
Income from continuing operations before Income taxes ........................             15.9              13.5               9.7
Income taxes .................................................................              4.0               3.1               1.9
                                                                                          -----             -----             -----
Net income from continuing operations ........................................             11.9              10.4               7.8
Discontinued operations:
   Income from discontinued operations of Anaren Europe ......................               --               0.1                --
   Income tax benefit ........................................................               --                --                --
                                                                                          -----             -----             -----
   Net income from discontinued operations ...................................               --               0.1                --
   Net income ................................................................             11.9%             10.5%              7.8%
                                                                                          -----             -----             -----

      The following table sets forth the Company's net sales by industry segment for the periods indicated:

                                                                            Years Ended June 30,
                                         ------------------------------------------------------------------------------------------
                                                   2007                             2006                             2005
                                         ------------------------         ------------------------         ------------------------
                                            (In                              (In                              (In
                                         thousands)           %           thousands)           %           thousands)           %
                                         ----------         -----         ----------         -----         ----------         -----
Wireless ........................         $ 77,800           60.3%         $ 66,731           63.3%         $ 64,169           67.9%
Space & Defense .................           51,187           39.7%           38,733           36.7%           30,292           32.1%
                                          --------          -----          --------          -----          --------          -----
                                          $128,987          100.0%         $105,464          100.0%         $ 94,461          100.0%
                                          ========          =====          ========          =====          ========          =====

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

      Net sales. Net sales increased $23.5 million, or 22.3% to $129.0 million for fiscal 2007 compared to $105.5 million for fiscal 2006. This increase resulted from a $12.4 million rise in shipments of Space and Defense products and a $11.1 million increase in shipments of Wireless products in fiscal 2007.

      The increase in sales of Wireless products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless basestation and consumer equipment, was a result of the continued overall strength of the wireless infrastructure market and the Company's capturing a new custom assembly design win increasing the Company's content on one base station platform.

      Wireless product sales rose $11.1 million, or 16.6% in fiscal 2007 compared to fiscal 2006, due to a $7.8 million increase in shipments of custom wireless components in fiscal 2007. The increase in custom product sales was due to the introduction of new products and the continuing high level of demand for existing infrastructure products from Nokia. During this same period, sales of standard components rose 5.8%, or $2.2 million compared to fiscal 2006 due to the strong infrastructure market demand throughout fiscal 2007. Additionally, Wireless consumer product sales increased $1.1 million, or 25.6% in the current fiscal year compared to fiscal 2006, reflecting the improving customer acceptance of our new consumer related products.

      Space and Defense products consist of custom components and assemblies for communication satellites and defense radar, receiver, and countermeasure subsystems for the military. Sales of Space and Defense products rose $12.5 million, or 32.2% in fiscal 2007 compared to the previous fiscal year. Space and Defense product sales are increasing due to the higher level of new business booked by the Company over the last two fiscal years and the shipment of new counter-Improvised Explosive Devices(IED) related products under a contract received in the first quarter of fiscal 2007. Shipments relating to the counter-IED contract accounted for $11.4 million in Space and Defense sales during the current fiscal year. Shipments under this contract are expected to fall to a rate of less than $0.5 million per quarter in fiscal 2008.

      Gross Profit. Gross profit represents net sales minus cost of sales. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for fiscal 2007 was $45.9 million (35.6% of net sales), up $7.9 million from $38.0 million (36.0% of net sales) for the prior year. Gross profit as a percent of sales declined slightly in fiscal 2007 compared to last year despite the $23.5 million increase in sales due to a somewhat less favorable Wireless product mix, higher material content and lower than expected production yields in fiscal 2007. Gross margins in fiscal 2008 are expected to decline due to a less profitable product mix.

      Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $7.4 million (5.8% of net sales) for fiscal 2007, up 5.4%, or $380,000 compared to $7.0 million (6.7% of net sales) for fiscal 2006. Marketing expenses in the current year rose only slightly compared to fiscal 2006, despite the increase in sales volume, due to declining commission expense resulting from the maturing of a number of large programs to lower rate structures. This decline off- set higher travel and personnel expenses in the year compared to last year.

      Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new product and technology development. Research and development expenses were $9.1 million (7.1% of net sales) in fiscal 2007, up 4.4% from $8.7 million (8.3% of net sales) for fiscal 2006. Research and development expenditures are supporting further development of Wireless infrastructure and consumer products, as well as new technology development in the Space and Defense segment. Research and Development expenditures have fluctuated with the level of opportunities in the marketplace which have resulted in the hiring of additional personnel over the last twelve months to assist in development initiatives. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

      General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 18.9% to $12.3 million (9.5% of net sales) for fiscal 2007, from $10.3 million (9.8% of net sales) for fiscal 2006. The increase resulted primarily from additional professional service costs incurred due to the restatements of the Company's financial statements that were required to be filed with the Securities and Exchange Commission in January 2007, as well as additional personnel costs due to the expanded level of the Company's business, and additional outside consulting services retained by the Company for specific short term initiatives. Additionally, the Company incurred a lease charge in the fourth quarter of fiscal 2007 amounting to $542,000 related to the future lease cost in excess of expected rental income generated by the Company's Frimley, U.K. facility. Because of the unstable real estate market conditions in Frimley, additional lease cost charges may be incurred in future periods.

      Operating Income. Operating income rose 43.7% in fiscal year 2007 to $17.0 million (13.2% of sales), compared to $11.8 million (11.2% of net sales) for fiscal 2006. Operating income improved significantly in fiscal 2007 compared to fiscal 2006 due to the large increase in sales volume (22.3%) and a relatively smaller (10.4%) increase in operating expenses which more than off-set the small decline in gross margin as a percent of sales. On a reporting segment basis, Wireless operating income was $8.0 million for fiscal 2007, up $600,000, or 8.1% from

Wireless operating income of $7.4 million in fiscal 2006. The increase in Wireless operating income was relatively minor compared to the $11.1 million increase in sales in the current fiscal year due to inefficiencies in the Salem, New Hampshire facility resulting from a decline in new sales at that facility, as well as less favorable Wireless product mix in fiscal 2007 compared to fiscal 2006.

      Space and Defense operating income was $9.6 million (18.7% of Space and Defense net sales), for fiscal 2007, up $5.1 million from $4.5 million for fiscal 2006. Operating margins in this group have improved as a result of efficiencies realized from the $12.5 million increase in shipments of Space and Defense segment products in the current year, which included $11.4 million of counter-IED products, compared to fiscal 2006.

      Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 45.6% to $3.6 million (2.7% of net sales) in fiscal 2007 compared to $2.5 million (2.3% of net sales) for fiscal 2006. This increase was caused mainly by the rise in market interest rates over the last twelve months and was partially off-set by a decline in investable cash balances during fiscal 2007 as funds were used to purchase treasury shares. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

      Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for fiscal 2007 was unchanged from fiscal 2006.

      Income Taxes. Income taxes for fiscal 2007 were $5.2 million (4.0% of net sales), representing an effective tax rate of 25.3%. This compares to income tax expense of $3.3 million (3.1% of net sales) for fiscal 2006, representing an effective tax rate of 22.8%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss, as well as, the phase out of the China tax holiday. The projected effective tax rate for fiscal 2008 is approximately 28 - 30% compared to an actual effective tax rate of 25.3% for fiscal 2007. The increase in the projected effective tax rate is due mainly to the higher level of taxable income the Company is currently generating, the expiration of the federal extraterritorial tax benefit and the continuing phase-out of the tax holiday for our China subsidiary.

      Discontinued Operations. Discontinued operations in fiscal 2006 represents the result of liquidation and dissolution of the Company's Anaren Europe corporate structure which ceased operating in December 2003. During the third quarter ended March 31, 2006 and in conjunction with the finalization of Anaren Europe's bankruptcy proceeding, the Company performed the final liquidation of its Anaren Europe corporate structure. As a result of this liquidation, the Company recognized a gain of $81,713 from the liquidation of the remaining assets.

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

      Net Sales. Net sales increased $11.0 million, or 11.6%, to $105.5 million for fiscal 2006 compared to $94.5 million for fiscal 2005. This rise in sales resulted from a $8.4 million increase in sales of Space and Defense products in fiscal 2006, while shipments of Wireless products rose $2.6 million for the same period.

      Sales of Wireless products for fiscal 2006 rose $2.6 million, or 4.0% compared to fiscal 2005. During fiscal 2006 sales of new consumer products rose $2.3 million, or 123%, while sales of custom products, which are produced mainly in our China facility, increased $2.5 million, or 11.2%, and sales of standard surface mount components rose $2.7 million, or 14.6% compared to fiscal 2005. These increases were partially offset by a $4.9 million decline in combined circulator and resistive products sales in fiscal 2006 compared to fiscal 2005 as a result of a decline in demand for these products.

      Higher shipment levels of surface mount components, custom infrastructure products and new consumer products reflected the increasing worldwide demand for Wireless components experienced in fiscal 2006 compared to 2005.

      Space and Defense products sales rose $8.4 million, or 27.9%, to $38.7 million in fiscal 2006 compared to $30.3 million in fiscal 2005. Space and Defense product sales increased due to the higher level of new business booked by the Company in fiscal 2004 and 2005, which moved into production in fiscal 2006. Space and Defense product bookings were $37.7 million in fiscal 2004, $40.9 million in fiscal 2005, and $39.2 million in fiscal 2006.

      Gross Profit. Gross profit represents net sales minus cost of sales. Gross profit for fiscal 2006 was $38.0 million (36.0% of net sales) up $8.1 million from $29.9 million (31.6% of net sales) for the same period of fiscal 2005. Gross profit increased in fiscal 2006 over last year due to favorable manufacturing efficiencies and a more favorable wireless product mix in fiscal 2006. These efficiencies resulted from higher production volumes at our lower cost China facility and in our Space and Defense segment, as well as manufacturing overhead cost savings realized by combining the RF Power and Amitron production facilities into one operation at Anaren Ceramics. Current year growth in gross profit was lowered by the recognition of $875,000 of equity based compensation expense in cost of sales for the first time in fiscal 2006.

      Marketing. Marketing expenses were $7.0 million, (6.7% of net sales) for fiscal 2006, up 2.6% from $6.9 million (7.2% of net sales) for fiscal 2005. Included in marketing expense for fiscal 2006 is $275,000 of equity based compensation expense. Absent the inclusion of equity based compensation expense, marketing costs in fiscal 2006 declined approximately 1.4% year over year due to cost savings realized through the consolidation of the RF Power and Amitron operations during fiscal 2005.

      Research and Development. Research and development expenses were $8.7 million (8.3% of net sales) in fiscal 2006, up 39.1% from $6.3 million (6.7% of net sales) for fiscal 2005. Research and development expenditures support further development of Wireless infrastructure and consumer component opportunities as well as new technology development in the Space and Defense segment. Research and development expenditures increased in fiscal 2006 over fiscal 2005 levels due to the higher level of Wireless opportunities in the marketplace and due to the inclusion of $346,000 for equity based compensation expense. These opportunities resulted in the hiring of additional product development personnel in fiscal 2005 and 2006, as well as additional outside vendor spending by the Company in fiscal 2006 to expedite the new product development process.

      General and Administrative. General and administrative expenses increased 19.1% to $10.3 million (9.8% of net sales) for fiscal 2006, from $8.7 million (9.2% of net sales) for fiscal 2005. This increase resulted primarily from the inclusion of $1,771,000 of equity based compensation expense in fiscal 2006.
Absent the inclusion of equity based compensation expense, general and administrative costs for fiscal 2006 were down 1.3% compared to fiscal 2005 due to consolidation savings and lower Sarbanes Oxley compliance costs in fiscal 2006.

      Restructuring. There were no restructuring charges in fiscal 2006. Restructuring costs were $458,000 in fiscal 2005. These costs were related to the termination of 79 people in conjunction with the closure of RF Power's facility and the move of that operation to Salem, New Hampshire in the second quarter of fiscal 2005.

      Operating Income. Operating income increased $4.2 million or 56.2% in fiscal 2006 to $11.8 million (11.2% of net sales) compared to $7.6 million (8.0% of net sales) for fiscal year 2005. In fiscal 2006, operating income was reduced by $3.3 million for equity based compensation expense. Operating income for fiscal 2005 does not include any expense for equity based compensation. Operating income improved significantly in fiscal 2006 due to manufacturing efficiencies achieved through operation consolidations and sales volume increases, the relative flat levels of marketing in fiscal 2006 compared to fiscal 2005, and the absence of one time consolidation and restructuring charges in the current year compared to fiscal 2005, which included $1.5 million of one-time charges.

      On a reporting segment basis, Wireless operating income was $7.4 million for fiscal 2006 (including $1.7 million of equity based compensation expense), up $5.2 million from Wireless operating income of $2.2 million for fiscal 2005. Wireless operating income improved significantly in the current year due to cost savings achieved through the consolidation of the RF Power and Amitron operations in fiscal 2005, the absence of consolidation charges ($1.5 million in fiscal 2005), cost efficiencies resulting from higher manufacturing volumes in the Company's China operation, and a more favorable wireless product mix in fiscal 2006 compared to fiscal 2005.

      Space and Defense operating income fell $875,000 in fiscal 2006 to $4.5 million (including $1.7 million of equity based compensation expense) compared to $5.3 million in fiscal 2005. This decrease, despite a rise in sales volume, resulted from the large number of new Space and Defense programs entering production over the second half of fiscal 2005 and all of fiscal 2006, as well as the $1.7 million of equity based compensation. These programs in their early production phase required a higher level of engineering support and had lower manufacturing yields and efficiencies than more mature programs. Operating margins in this segment improved in the second half of fiscal 2006 and are expected to improve further as the new programs mature.

      Other Income. Other income increased 53.4% to $2.5 million (2.3% of net sales) for year ended June 30, 2006, from $1.6 million (1.7% of net sales) for fiscal year 2005. This increase was caused mainly by the rise in market interest rates over the eighteen months prior to June 30, 2006 and the absence of losses on equipment and investment sales in fiscal 2006 compared to $410,000 of losses recorded in fiscal 2005.

      Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for fiscal 2006 was $25,000 compared to $29,000 for fiscal 2005.

      Income Taxes. Income taxes for fiscal 2006 were $3.3 million (3.1% of net sales) representing an effective tax rate of 22.8%. This compares to income tax expense of $1.7 million (1.9% of net sales) for fiscal 2005, representing an effective tax rate of 19.0%. The Company's effective tax rate in fiscal 2006 is a direct result of the proportion of federally exempt state municipal bond income, the amount of non-taxable income of the Company's China subsidiary, and federal tax credits and benefits in relation to the levels of taxable income or loss. The increase in the effective tax rate in fiscal 2006 resulted from both the higher level of income and the amount of nondeductible equity based compensation expense in fiscal 2006 compared to the level of deductible non-statutory stock option equity based compensation expense resulting from the adoption of SFAS 123R. Stock options issued prior to the adoption of SFAS 123R on July 1, 2005 were mainly incentive stock options. Compensation expense for these options, under SFAS 123R, did not generate a tax deduction and related deferred tax benefit. New options granted after the adoption of SFAS 123R were non-statutory stock options, which generate a tax deduction and related deferred tax benefit. The Company in fiscal 2006 was in a "tax free holiday" for income earned at its China subsidiary through December 2006.

      Discontinued Operations. Discontinued operations represent the result of liquidation and dissolution of the Company's Anaren Europe corporate structure which ceased operating in December 2003. During the third quarter of fiscal 2006 and in conjunction with the finalization of the Anaren Europe bankruptcy proceeding, the Company performed the final liquidation of its Anaren Europe corporate structure. As a result, the Company recognized a gain of $81,713 from the liquidation of the remaining assets.

Critical Accounting Policies

      The methods, estimates and judgments management uses in applying the Company's most critical accounting policies have a significant impact on the results reported in the Company's financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and that require management to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical policies include: 1) valuation of accounts receivable, which impacts general and administrative expense; 2) valuation of inventory, which impacts cost of sales and gross margin; 3) the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts write-offs of goodwill, intangibles and long-lived assets; 4) accounting for stock based compensation, which impacts multiple expense components throughout the statements of income; and 5) accounting for income taxes, which impacts the valuation allowance and the effective tax rate. Management reviews the estimates, including, but not limited to, allowance for doubtful accounts, inventory reserves and income tax valuations on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could and have differed at times from these estimates.

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

      The Company accounts for stock based compensation by recognizing expense over the vesting period for any nonvested stock option awards granted. Stock option grants are valued by using a Black-Scholes method at the date of the grant. There are assumptions and estimates made by management which go into the valuation of the options granted, such as volatility, expected option term, and forfeiture rate. The Company recognizes expense on options granted using a straight-line method over the vesting period. Restricted stock grants are expensed over the vesting period, which is determined at the date of the grant.

Liquidity and Capital Resources

      Net cash provided by operations for the years ended June 30, 2007, 2006 and 2005 was $21.8 million, $16.6 million and $8.4 million, respectively. The positive cash flow from operations was due primarily to profit before depreciation in fiscal 2005 and profit before depreciation and equity based compensation expense in fiscal 2006 and 2007. In all three years the positive cash flow from earnings was partially off-set by a combined increase in inventory and accounts receivable amounting to $6.3 million in fiscal 2007, $4.0 million in fiscal 2006 and $3.8 million in fiscal 2005. Additionally, in fiscal 2007 and 2006, cash flow from operations rose due to $3.5 million in equity based compensation expense which did not require cash and in fiscal 2007 operating cash flow was further enhanced by a $3.4 million increase in accounts payable.

      Net cash used in investing activities in fiscal 2007 was $6.8 million and consisted of capital expenditures of $13.2 million, including $5.3 million in current year expenditures to construct and equip a 54,000 square foot addition to our East Syracuse, New York manufacturing facility, less funds provided by net maturities of marketable debt securities of $6.2 million.

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

      Net cash used in financing activities in fiscal 2007, 2006 and 2005 was $23.1 million, $2.6 million and $37.7 million, respectively. In fiscal 2007, $2.6 million was provided by cash and tax benefits resulting from stock option exercises and $25.7 million was used to purchase 1.5 million shares of the Company's common stock for treasury. In fiscal 2006, $7.2 million was provided by cash and tax benefits resulting from the exercise of stock options and $9.8 million was used to purchase 697,000 shares, while in fiscal 2005, $225,000 was provided by the exercise of stock options and $37.9 million was expended to repurchase 3.2 million shares.

      The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At June 30, 2007 there were 1,575,016 shares remaining under the current Board repurchase authorization.

      At June 30, 2007, the Company had approximately $74.6 million in cash, cash equivalents, and marketable securities and no debt, and has had positive operating cash flow for over ten years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

      Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                                       Less
                                                    Total            Than 1 Yr.      2 - 3 Yrs.       4 - 5 Yrs.        Over 5 Yrs.
                                                    -----            ----------      ----------       ----------        -----------
                                                                              Payment Due by Period
Contractual obligations
Operating leases -- facilities.............       $4,190,438          $703,984       $1,407,969       $1,407,969         $670,516
Deferred compensation.....................           323,455            65,000          130,000          128,455               --

Recent Accounting Pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN No. 48 for fiscal years beginning after June 30, 2007 (the Company's 2008 fiscal year), with the cumulative effect of applying the provisions of FIN No. 48 reported as an adjustment to opening retained earnings in fiscal year 2008, is currently not expected to have a material impact on our results of operations, financial position or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The following discusses the Company's possible exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Annual Report.

      As of June 30, 2007, the Company had cash, cash equivalents and marketable securities of $74.6 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from June 30, 2007 rates, or 0.375%, would have reduced net income and cash flow by approximately $280,000, or $0.015 per diluted share for the year. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

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

Item 9A. Controls and Procedures

      (a)   Evaluation of Disclosure Controls and Procedures

            Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2007 as a result of the material weaknesses in internal control over financial reporting discussed in Management's Annual Report on Internal Control Over Financial Reporting (Item 9A(b)).

            As a result of these material weaknesses, management concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

      (b)   Management's  Annual  Report  on  Internal  Control  Over  Financial
            Reporting

            The management of Anaren is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2007, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

      A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management has identified the following material weaknesses as of June 30, 2007:

      The Company did not maintain policies and procedures that were sufficient to assess financial reporting risks on a timely basis. Specifically,

      (i) Management did not have an adequate process to assess risks when changes in the internal control system or key finance personnel occur and provide the appropriate level of oversight. This material weakness contributed to the material weakness listed in item (iii) below.

      (ii) Management did not maintain controls sufficient to assess on a timely basis the financial statement impact of significant contracts and agreements or to identify, monitor, and measure and accounting practices that are not in compliance with generally accepted accounting principles. This material weakness contributed to the material weaknesses in items (iv) through (vi) below.

      These material weaknesses contributed to the material weaknesses listed in items (iii) through (vi) below.

      (iii) Accounting for Inventory and Cost of Sales in China: The Company's accounting personnel in China had insufficient knowledge and experience in the application of U.S. generally accepted accounting principles, which resulted in inappropriate changes to the policies and procedures for the accounting for inventory and cost of sales. As a result, the Company did not maintain effective policies and procedures over the determination and reporting of its inventory and cost of sales. This material weakness resulted in restatement of the Company's 2007 interim financial statements.

      (iv) Accounting for Distributor Agreements: The Company's policies and procedures were not adequate to properly account for sales transactions with distributors. Specifically, the Company's policies allowed for the recognition of revenue upon shipment to the distributor rather than when earned by the Company in accordance with U.S. generally accepted accounting principles. This material weakness resulted in adjustments to the fiscal 2007 annual consolidated financial statements.

      (v) Accounting for Stock-Based Compensation: The Company's policies and procedures were not adequate to properly recognize stock compensation expense. Specifically, the Company's policies allowed for the recognition of expense for retirement eligible employees over nonsubstantive service periods rather than as incurred in accordance with U.S. generally accepted accounting principles. This material weakness resulted in adjustments to the fiscal 2007 annual consolidated financial statements.

      (vi) Accounting for Warranty Reserves, Sales Returns and Allowances and Inventory Valuations: The warranty accrual, reserve for sales returns and allowances and practices related to the valuation of inventory were recognized in the Company's financial statements using non-GAAP policies. The Company did not maintain policies and procedures to monitor these accounting practices that were sufficient to prevent or detect, on a timely basis, a misstatement that could be considered to be material to the Company's financial statements. This material weakness resulted in adjustments to the fiscal 2007 annual consolidated financial statements.

            Anaren's  independent   auditor,   KPMG  LLP,  a  registered  public
            accounting firm, has issued an audit report on our internal control over financial reporting as of June 30, 2007.

      (c)   Remediation of Material Weakness in Internal Control

      The Company has engaged in, and is continuing to engage in, the remedial actions below, which management believes are adequate to correct the material weaknesses described above. These remedial actions include:

      Monitoring Financial Reporting Risks:

      o On a quarterly basis, members of the Company's management will conduct reviews at each of the Company's subsidiaries to ensure that policies and procedures are being applied consistently and accurately. These reviews will focus on areas considered and identified each quarter by the Company with the most significant risk of material financial statement misstatement based on the changing business environment.

      Accounting for Inventory and Cost of Sales in China:

      o Improve the monitoring controls over the Company's subsidiaries by ensuring that a member from the corporate team is on site during the quarter close to ensure consistent accounting practices and policies are being followed. Another member from the corporate team will review any work performed by the on-site corporate team member.

      o     Review  and  reperform  account   reconciliations   for  significant
            accounts at subsidiaries to ensure they were prepared consistent with prior periods, complete, and accurate.

      o Improve the level of accounting expertise and understanding of U.S. GAAP at its subsidiary in China by hiring more experienced accounting personnel at that location, as well as hire a new member to the corporate finance team exclusively responsible for the oversight of that location. Accounting for Distributor Agreements:

      Accounting for Distribution Agreements

      o All new contracts entered into are required to be reviewed by the VP of Finance, Financial Reporting Manager and Corporate Controller prior to being formerly executed with the customer to ensure that all critical contract provisions that impact financial reporting have been considered in the preparation of the Company's financial statements.

      Accounting for Stock-Based Compensation:

      o Improve the procedures surrounding the review and adoption of accounting standards that have a financial impact on the Company's financial statements. Procedures will include a detailed review of the stock compensation expense calculation by personnel independent of the preparer. This review will be executed by finance department personnel with adequate technical expertise relative to the accounting for stock based compensation.

      Accounting for Warranty Reserve, Sales Returns and Allowance Reserve and Inventory Valuation:

      o On a quarterly basis, the Company will monitor their warranty reserve, sales returns and allowance reserve and those practices relative to inventory valuation to ensure that all non-GAAP practices utilized do not materially impact the Company's consolidated financial statements. This monitoring process will include the preparation of analyses over each area, which are reviewed by multiple levels within the corporate finance department.

      (d)   Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Anaren, Inc.:

      We have audited Anaren, Inc.'s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Anaren Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Internal Control Over Financial Reporting (Item 9A (b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

      A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and included in management's assessment (Item 9A(b)) relating to the Company's processes for 1) assessing risks arising from changes in internal control over financial reporting; 2) the timely assessment of the impact of significant contracts and accounting practices not in accordance with generally accepted accounting principles; and in the policies and procedures relating to 3) the accounting for inventory and cost of sales in China, 4) sales of product to distributors, 5) stock based compensation, and 6) sales returns, warranties and inventory valuation.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anaren, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated September 28, 2007, which expressed an unqualified opinion on those consolidated financial statements.

      In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Anaren, Inc. has not maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                                                          KPMG LLP

Syracuse, New York
September 28, 2007

      (e)   Changes in Internal Control Over Financial Reporting

            Other than the actions taken as part of management's plans to remediate the material weakness that caused the restatement of the Company's second and third quarter financial statements (material weakness iii above) there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)), during the three-month period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As outlined above, the new control procedures which were put in place are as follows:

            o Improvement in the monitoring controls over the Company's China subsidiary by ensuring that a member from corporate team is on site during the quarter close to ensure consistent accounting practices and policies are being followed. Another member from the corporate team will review any work performed by the on-site corporate team member.

            o Instructions given to the China subsidiary on the proper way to account for inventory and inventory related payables for the year-end closing procedures.

            o     Review and reperform account  reconciliations  for significant
                  accounts  at   subsidiaries   to  ensure  they  were  prepared
                  consistent with prior periods, complete, and accurate.

Item 9B. Other Information

      None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

      Certain information required by this Item is contained in the Company's Proxy statement filed with respect to the 2007 Annual Meeting of Shareholders and is incorporated by reference herein. Certain information regarding executive officers of the Company required by this Item is included in Item 4A hereof.

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

Item 11. Executive Compensation

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2007 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2007 Annual Meeting of Shareholders and is incorporated by reference herein.

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2007 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2007 Annual Meeting of Shareholders and is incorporated by reference herein.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)   1. and 2.   Financial  Statements and Schedules:  Reference is made to the
                  Index of Financial Statements hereinafter contained

3.    Exhibits:

      Reference is made to the list of Exhibits hereinafter contained

(b)   Exhibits:

      Index to Exhibits

Exhibit No                             Description
----------                             -----------
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

   10.3     Anaren Microwave, Inc. Incentive Stock Option Plan, as amended (7)

   10.4 Anaren Microwave, Inc. 1989 Non-statutory Stock Option Plan, as amended (8)

   10.5     Anaren Microwave, Inc. Incentive Stock Option Plan for Key Employees
            (9)

   10.6     Anaren Microwave, Inc. Stock Option Plan (10)

   10.7 Form of Change of Control Agreements dated June 22, 2007 with Joseph Porcello, Mark Burdick, Timothy Ross, Amy Tewksbury and Gert Thygesen (11)

   10.8 Employment Agreement, dated as of February 14, 2004, between the Company and Carl W. Gerst, Jr. (12)

   10.9     Anaren, Inc. Comprehensive Long-Term Incentive Plan (13)

   10.10 Addendum to the Employment Agreement with Carl W. Gerst, Jr. dated as of May 16, 2007, between the Company and Carl W. Gerst, Jr. (14)

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

(11) Incorporated herein by reference to Exhibit 10.1 to the Company's Periodic Report on Form 8-K (Commission File No. 0-6620) filed with the Securities and Exchange Commission on June 27, 2007.

(12) Incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

(13) Incorporated herein by reference to Appendix A to the Company's definitive proxy statement for its 2004 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 17, 2004.

(14) Incorporated herein by reference to Exhibit 10.1 to the Company's periodic Report on Form 8-K (Commission File No. 0-6620) filed with the Securities and Exchange Commission on July 25, 2007.

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

Date: September 28, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                              Title                          Date
         ---------                              -----                          ----
   /s/ LAWRENCE A. SALA          President, Chief Executive Officer      September 28, 2007
--------------------------       and Chairman of the Board, Director
     Lawrence A. Sala            (Principal Executive Officer)

  /s/ JOSEPH E. PORCELLO         Sr. Vice President of Finance and       September 28, 2007
--------------------------       Treasurer (Principal Financial and
    Joseph E. Porcello           Accounting Officer)

  /s/ CARL W. GERST, JR.         Chief Technical Officer, Vice           September 28, 2007
--------------------------       Chairman of the Board and
    Carl W. Gerst, Jr.           Director

   /s/ HERBERT I. CORKIN         Director                                September 28, 2007
--------------------------
     Herbert I. Corkin

      /s/ DALE F. ECK            Director                                September 28, 2007
--------------------------
        Dale F. Eck

  /s/ MATTHEW S. ROBISON         Director                                September 28, 2007
--------------------------
    Matthew S. Robison

   /s/ DAVID L. WILEMON          Director                                September 28, 2007
--------------------------
     David L. Wilemon

    /s/ JAMES G. GOULD           Director                                September 28, 2007
--------------------------
      James G. Gould

   /s/ ROBERT U. ROBERTS         Director                                September 28, 2007
--------------------------
     Robert U. Roberts

    /s/ JOHN L. SMUCKER          Director                                September 28, 2007
--------------------------
      John L. Smucker

                                  ANAREN, INC.

                        Consolidated Financial Statements

                             June 30, 2007 and 2006

     (With Report of Independent Registered Public Accounting Firm Thereon)

                                  ANAREN, INC.

                                      Index

                                                                                                                              Page
                                                                                                                              ----
Report of Independent Registered Public Accounting Firm.................................................................        39

Consolidated Balance Sheets as of June 30, 2007 and 2006................................................................        40

Consolidated Statements of Income for the years ended
    June 30, 2007, 2006, and 2005 ......................................................................................        41

Consolidated Statements of Stockholders' Equity and Comprehensive
    Income for the years ended June 30, 2007, 2006, and 2005 ...........................................................        42

Consolidated Statements of Cash Flows for the years ended
    June 30, 2007, 2006, and 2005 ......................................................................................        43

Notes to Consolidated Financial Statements..............................................................................   44 - 66

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, as of June 30, 2007.

      As discussed in Note 2 to the consolidated financial statements, effective July 1, 2006, the beginning of the fiscal year ended June 30, 2007, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

      We also have  audited,  in  accordance  with the  standards  of the Public
Company Accounting Oversight Board (United States), Anaren, Inc.'s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2007 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

                                                        /S/ KPMG LLP

Syracuse, New York
September 28, 2007

                                  ANAREN, INC.
                           Consolidated Balance Sheets
                             June 30, 2007 and 2006

                                     Assets

                                                                                                    2007                  2006
                                                                                               -------------          -------------
Current assets:
    Cash and cash equivalents ........................................................         $   7,912,276          $  15,733,214
    Securities available for sale (note 5) ...........................................            14,150,000             35,635,000
    Securities held to maturity (note 5) .............................................            20,951,788             31,124,733
    Receivables, less allowances of $255,677 and $84,854 in
      2007 and 2006, respectively ....................................................            19,768,701             16,362,011
    Inventories (note 6) .............................................................            24,331,597             21,827,271
    Other receivables ................................................................             1,606,093              1,336,009
    Prepaid expenses .................................................................               771,251                584,321
    Deferred income taxes (note 17) ..................................................             1,174,255                716,287
    Other current assets .............................................................             1,121,513                851,863
                                                                                               -------------          -------------
                     Total current assets ............................................            91,787,474            124,170,709
Securities held to maturity (note 5) .................................................            31,540,247              6,131,425
Property, plant, and equipment, net (note 7) .........................................            37,091,786             27,635,161
Deferred income taxes (note 17) ......................................................                31,447                 32,902
Goodwill (note 1) ....................................................................            30,715,861             30,715,861
Other intangible assets, net of accumulated amortization (note 3) ....................                37,500                340,371
                                                                                               -------------          -------------
                     Total assets ....................................................         $ 191,204,315          $ 189,026,429
                                                                                               =============          =============
                      Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable .................................................................         $  11,717,120          $   6,798,793
    Accrued expenses (note 8) ........................................................             3,907,652              3,254,816
    Income taxes payable .............................................................               726,240                703,488
    Customer advance payments ........................................................             1,318,812                483,722
    Other current liabilities (note 10) ..............................................             1,259,616                769,523
                                                                                               -------------          -------------
                     Total current liabilities .......................................            18,929,440             12,010,342
    Deferred income taxes (note 17) ..................................................             1,373,353              1,811,955
    Pension and postretirement benefit obligation (notes 15 and 16) ..................             2,954,664              2,356,789
    Other liabilities (note 10) ......................................................             1,152,710                728,943
                                                                                               -------------          -------------
                     Total liabilities ...............................................            24,410,167             16,908,029
                                                                                               -------------          -------------
Commitments and concentrations
    (notes 18, 19, and 20)
Stockholders' equity:
    Common stock, $0.01 par value. Authorized 200,000,000 shares
      (note 14); issued 27,128,855 and 26,857,554 at June 30, 2007
      and 2006, respectively .........................................................               271,288                268,575
    Additional paid-in capital .......................................................           187,877,944            181,780,660
    Retained earnings ................................................................            85,306,813             70,493,853
    Accumulated other comprehensive loss (note 13) ...................................              (984,640)              (441,397)
                                                                                               -------------          -------------
                                                                                                 272,471,405            252,101,691
    Less 10,752,506 and 9,249,643 treasury shares at June 30, 2007
      and 2006, respectively, at cost ................................................           105,677,257             79,983,291
                                                                                               -------------          -------------
                     Total stockholders' equity ......................................           166,794,148            172,118,400
                                                                                               -------------          -------------
                     Total liabilities and stockholders' equity ......................         $ 191,204,315          $ 189,026,429
                                                                                               =============          =============

          See accompanying notes to consolidated financial statements.

                                  ANAREN, INC.
                        Consolidated Statements of Income
                    Years ended June 30, 2007, 2006, and 2005

                                                                             2007                  2006                   2005
                                                                        -------------          -------------          -------------
Net sales .....................................................         $ 128,987,104          $ 105,464,236          $  94,461,065
Cost of sales .................................................            83,125,048             67,493,977             64,590,866
                                                                        -------------          -------------          -------------
            Gross profit ......................................            45,862,056             37,970,259             29,870,199
                                                                        -------------          -------------          -------------
Operating expenses:
    Marketing .................................................             7,416,140              7,036,240              6,857,974
    Research and development ..................................             9,134,147              8,747,463              6,287,514
    General and administrative ................................            12,297,591             10,345,398              8,685,332
    Restructuring (note 9) ....................................                    --                     --                458,335
                                                                        -------------          -------------          -------------
            Total operating expenses ..........................            28,847,878             26,129,101             22,289,155
                                                                        -------------          -------------          -------------
            Operating income ..................................            17,014,178             11,841,158              7,581,044
                                                                        -------------          -------------          -------------
Other income (expense):
    Interest expense ..........................................               (24,572)               (25,203)               (29,422)
    Other, primarily interest income ..........................             3,571,354              2,452,914              1,598,914
                                                                        -------------          -------------          -------------
            Total other income, net ...........................             3,546,782              2,427,711              1,569,492
                                                                        -------------          -------------          -------------
            Income before income taxes ........................            20,560,960             14,268,869              9,150,536
Income tax expense (note 17) ..................................             5,211,000              3,252,000              1,738,000
                                                                        -------------          -------------          -------------
            Income from continuing operations .................            15,349,960             11,016,869              7,412,536
Discontinued operations (note 4):
    Income from discontinued operations
      of Anaren Europe ........................................                    --                 81,713                     --
    Income tax benefit ........................................                    --                     --                     --
                                                                        -------------          -------------          -------------
            Net income from discontinued
              operations ......................................                    --                 81,713                     --
                                                                        -------------          -------------          -------------
            Net income ........................................         $  15,349,960          $  11,098,582          $   7,412,536
                                                                        =============          =============          =============
Basic earnings per share equivalent share:
    Income from continuing operations .........................         $        0.89          $        0.64          $        0.38
    Income from discontinued operations .......................                    --                   0.01                     --
                                                                        -------------          -------------          -------------
            Net income ........................................         $        0.89          $        0.65          $        0.38
                                                                        =============          =============          =============
Diluted earnings per share equivalent share:
    Income from continuing operations .........................         $        0.87          $        0.62          $        0.37
    Income from discontinued operations .......................                    --                   0.01                     --
                                                                        -------------          -------------          -------------
            Net income ........................................         $        0.87          $        0.63          $        0.37
                                                                        =============          =============          =============
Weighted average common shares outstanding
            Basic .............................................            17,318,508             17,156,720             19,346,491
            Diluted ...........................................            17,720,723             17,682,231             19,831,710

          See accompanying notes to consolidated financial statements.

                                  ANAREN, INC.
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                    Years ended June 30, 2007, 2006, and 2005

                                       Common                                            Accumulated      Treasury
                                       stock     Additional                                other            stock         Total
                       Comprehensive  --------    paid-in      Unearned      Retained   comprehensive  --------------  stockholders'
                       income (loss)   amount     capital    compensation    earnings   income (loss)      amount         equity
                       -------------  --------  ------------ ------------  -----------  -------------  --------------  -------------
Balance at
  June 30, 2004 .......           ~   $259,507  $171,165,180   $(95,388)   $51,982,735  $  (694,354)   $ (32,253,412)  $190,364,268
Comprehensive income:
  Net income .......... $ 7,412,536         --            --         --      7,412,536           --               --      7,412,536
  Other comprehensive
   loss:
   Foreign currency
     translation
     adjustment .......       1,950         --            --         --             --           --               --             --
   Minimum pension
     liability
     adjustment, net
     of tax benefit
     of $468,112 ......    (917,734)        --            --         --             --           --               --             --
   Unrealized gain on
     sale of
     securities
     available-for-
     sale .............     127,135         --            --         --             --           --               --             --
                        -----------
     Other
       comprehensive
       loss ...........    (788,649)        --            --         --             --     (788,649)              --       (788,649)
                        -----------
     Total
       comprehensive
       income ......... $  6,623,887
                        ============
Purchase of treasury
  stock (3,153,032
  shares) .............           ~         --            --         --             --           --      (37,926,398)   (37,926,398)
Stock options
  exercised
  (note 11) ...........           ~        985       223,762         --             --           --               --        224,747
Tax benefit from
  exercise of stock
  options (note 17) ...           ~         --        29,308         --             --           --               --         29,308
Issuance of
  restricted stock ....           ~        235       319,365    319,600)            --           --               --             --
Forfeiture of
  restricted stock ....           ~        (19)     (100,681)        --             --           --               --       (100,700)
Amortization of
  unearned
  compensation ........           ~         --            --    166,410             --           --               --        166,410
Tax impact of
  restricted stock
  activity ............           ~         --      (302,959)        --             --           --               --       (302,959)
                                      --------  ------------   --------    -----------  -----------    -------------   ------------
Balance at
  June 30, 2005 .......           ~    260,708   171,333,975    248,578)    59,395,271   (1,483,003)     (70,179,810)   159,078,563
Comprehensive income:
  Net income .......... $11,098,582         --            --         --     11,098,582           --               --     11,098,582
  Other comprehensive
   income:
   Foreign currency
     translation
     adjustment .......     103,009         --            --         --             --           --               --             --
   Minimum pension
     liability
     adjustment, net
     of tax of
     $469,815 .........     938,597         --            --         --             --           --               --             --
                        -----------
     Other
       comprehensive
       income .........   1,041,606          ~             ~          ~              ~    1,041,606                ~      1,041,606
                        -----------
     Total
       comprehensive
       income ......... $12,140,188
                        ===========
Purchase of treasury
  stock (696,585
  shares) .............           ~         --            --         --             --           --       (9,803,481)    (9,803,481)
Exercise of stock
  options under
  equity plans
  (note 11) ...........           ~      7,867     5,541,353         --             --           --               --      5,549,220
Stock based employer
  compensation ........           ~         --     3,474,761         --             --           --               --      3,474,761
Tax benefit from
  exercise of stock
  options (note 17) ...           ~         --     1,679,149         --             --           --               --      1,679,149
Reclassification of
  unearned
  compensation
  (note 11) ...........           ~         --      (248,578)   248,578             --           --               --             --
                                      --------  ------------   --------    -----------  -----------    -------------   ------------
Balance at
  June 30, 2006 .......           ~    268,575   181,780,660         --     70,493,853     (441,397)     (79,983,291)   172,118,400
Cumulative effect of
  the adjustment
  resulting from the
  adoption of SAB108,
  net of tax benefit
  of $302,000
  (note 2) ............           ~         --            --         --       (537,000)          --               --       (537,000)
                                      --------  ------------   --------    -----------  -----------    -------------   ------------
Adjusted balance at
  June 30, 2006 .......           ~    268,575   181,780,660         --     69,956,853     (441,397)     (79,983,291)   171,581,400
Comprehensive income:
  Net income .......... $15,349,960         --            --         --     15,349,960           --               --     15,349,960
  Other comprehensive
   income:
   Foreign currency
     translation
     adjustment .......     260,090         --            --         --             --           --               --             --
   Minimum pension
     liability
     adjustment, net
     of tax of
     $281,742 .........     546,913         --            --         --             --           --               --             --
                        -----------
     Other
       comprehensive
       income .........     807,003         --            --         --             --      807,003               --        807,003
                        -----------
     Total
       comprehensive
       income ......... $16,156,963
                        ===========
Purchase of treasury
  stock (1,502,863
  shares) .............           ~         --             ~         --             --           --      (25,693,966)   (25,693,966)
Exercise of stock
  options under
  equity plans
  (note 11) ...........           ~      2,713     2,195,386         --             --           --               --      2,198,099
Adjustment to
  initially apply
  SFAS No. 158, net
  of tax benefit of
  $695,581 (note 2) ...           ~         --            --         --             --   (1,350,246)              --     (1,350,246)
Tax benefit from
  exercise of stock
  options (note 17) ...           ~         --       433,042         --             --           --               --        433,042
Stock based employer
  compensation ........           ~         --     3,468,856         --             --           --               --      3,468,856
                                      --------  ------------   --------    -----------  -----------    -------------   ------------
Balance at
  June 30, 2007 .......           ~   $271,288  $187,877,944   $     --    $85,306,813  $  (984,640)   $(105,677,257)  $166,794,148
                                      ========  ============   ========    ===========  ===========    =============   ============

          See accompanying notes to consolidated financial statements.

                                  ANAREN, INC.
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 2007, 2006, and 2005

                                                                                  2007                2006                2005
                                                                              -------------       -------------       -------------
Cash flows from operating activities:
    Net income .........................................................      $  15,349,960       $  11,098,582       $   7,412,536
    Net income from discontinued operations ............................                 --              81,713                  --
                                                                              -------------       -------------       -------------
           Net income from continuing operations .......................         15,349,960          11,016,869           7,412,536
    Adjustments to reconcile net income from continuing
       operations to net cash provided by operating activities:
    Depreciation .......................................................          5,205,144           4,875,335           4,887,154
    Impairment loss ....................................................                 --                  --             272,118
    Gain (loss) on sale of land and equipment ..........................            (77,508)             15,875              98,332
    Loss on sale of equity securities ..................................                 --                  --             342,715
    Amortization of intangibles ........................................            302,871             332,870             570,645
    Deferred income taxes ..............................................           (179,276)           (356,986)            558,902
    Stock based compensation ...........................................          3,468,856           3,474,761              65,710
    Provision for doubtful accounts and sales allowance ................              3,977             (40,948)             67,599
    Tax benefit from exercise of stock options .........................                 --                  --              29,308
    Changes in operating assets and liabilities:
       Receivables .....................................................         (3,798,667)         (1,540,917)         (1,034,892)
       Inventories .....................................................         (2,504,326)         (2,423,923)         (2,795,293)
       Other receivables ...............................................           (270,084)            (31,329)           (103,842)
       Other current assets, including prepaids ........................           (456,580)           (552,671)            141,127
       Accounts payable ................................................          3,374,228             755,007          (1,120,939)
       Accrued expenses ................................................            652,836             922,931            (760,485)
       Income taxes payable ............................................             22,752            (797,600)            169,193
       Customer advance payments .......................................            835,090             483,722            (411,486)
       Other liabilities ...............................................            775,520             435,453             142,849
       Pension and postretirement benefit obligation ...................           (931,957)            158,718            (162,963)
                                                                              -------------       -------------       -------------
           Net cash provided by operating activities
             from continuing operations ................................         21,772,836          16,727,167           8,368,288
    Net cash used in operating activities
       from discontinued operations ....................................                 --             (97,241)                 --
                                                                              -------------       -------------       -------------
           Net cash provided by operating activities ...................         21,772,836          16,629,926           8,368,288
                                                                              -------------       -------------       -------------
Cash flows from investing activities:
    Capital expenditures ...............................................        (13,174,670)         (7,543,718)         (9,058,703)
    Proceeds from sale of equity securities ............................                 --                  --           2,746,130
    Proceeds from sale of land and equipment ...........................            134,508               1,000             160,000
    Maturities and sales of marketable debt and equity securities ......        136,150,578         103,595,269         117,321,661
    Purchase of marketable debt and equity securities ..................       (129,901,455)       (100,378,000)        (99,240,097)
                                                                              -------------       -------------       -------------
           Net cash provided by (used in) investing
             activities from continuing operations .....................         (6,791,039)         (4,325,449)         11,928,991
    Net cash provided by investing activities
       from discontinued operations ....................................                 --                  --                  --
                                                                              -------------       -------------       -------------
           Net cash provided by (used in) investing activities .........         (6,791,039)         (4,325,449)         11,928,991
                                                                              -------------       -------------       -------------
Cash flows from financing activities:
    Stock options exercised ............................................          2,198,099           5,549,220             224,747
    Excess tax benefit from exercise of stock options ..................            433,042           1,679,149                  --
    Purchase of treasury stock .........................................        (25,693,966)         (9,803,481)        (37,926,398)
                                                                              -------------       -------------       -------------
           Net cash used in financing activities from
             continuing operations .....................................        (23,062,825)         (2,575,112)        (37,701,651
    Net cash used in financing activities from
       discontinued operations .........................................                 --                  --                  --
                                                                              -------------       -------------       -------------
           Net cash used in financing activities .......................        (23,062,825)         (2,575,112)        (37,701,651)
                                                                              -------------       -------------       -------------
Effect of exchange rates on cash .......................................            260,090             103,008               1,950
                                                                              -------------       -------------       -------------
           Net increase (decrease) in cash and
             cash equivalents ..........................................         (7,820,938)          9,832,373         (17,402,422)
Cash and cash equivalents at beginning of year .........................         15,733,214           5,900,841          23,303,263
                                                                              -------------       -------------       -------------
Cash and cash equivalents at end of year ...............................      $   7,912,276       $  15,733,214       $   5,900,841
                                                                              =============       =============       =============

          See accompanying notes to consolidated financial statements.

                                  ANAREN, INC.

                   Notes to Consolidated Financial Statements
                          June 30, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies

   (a) Principles of Consolidation

      The consolidated financial statements include the accounts of Anaren, Inc. and its wholly owned subsidiaries (the Company). Intercompany accounts and transactions have been eliminated.

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

   (c) Revenue Recognition

      The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Payments received from customers in advance of products delivered are recorded as customer advance payments until earned. Approximately three percent of sales are derived from fixed-price contracts for the sale of engineering design and development efforts for space and defense electronics products. Sales and estimated profits under development contracts are recognized according to customer contractual milestones on a units-of-delivery basis. Profit estimates are revised periodically based upon changes in sales value and costs at completion. Any losses on these contracts are recognized in the period in which such losses are determined.

   (d) Cash and Cash Equivalents

      Cash and cash equivalents includes cash on hand, certificates of deposit and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.

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

   (f) Trade Accounts Receivable

      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly by reviewing

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

      balances over 90 days for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The allowance for sales returns is the Company's best estimate of probable customer credits for returns of previously shipped products. The balance in the allowance account is determined based on historical rates of returns by customers.

   (g) Inventories

      Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

   (h) Warranty

      The Company provides its customers with a one year warranty from the date the goods are sold. Quarterly, the Company analyzes its warranty liability for reasonableness. Based upon a three year history of warranty costs incurred, the nature of the products shipped subject to warranty, and anticipated warranty trends, the Company believes its warranty liability at June 30, 2007 is reasonable.

   (i) Property, Plant, and Equipment

      Property, plant, and equipment are stated at cost. Depreciation of land improvements and buildings is calculated by the straight-line method over an estimated service life of 25 years. Machinery and equipment, and furniture and fixtures are depreciated primarily by the straight-line method based on estimated useful lives of 5 to 10 years.

   (j) Goodwill

      Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired.

      Goodwill is tested annually for impairment at the reporting unit level in the fourth quarter of the Company's fiscal year, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. During 2007, we were not required to record any impairment on goodwill.

   (k) Long-Lived Assets

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

   (l) Foreign Currency Translation

      The financial statements of the China subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

amounts have been translated using the average exchange rate for the year. The resulting cumulative translation adjustment of approximately $366,000 and $106,000 at June 30, 2007 and 2006, respectively, is reflected as accumulated other comprehensive income, a component of stockholders' equity.

   (m) Earnings Per Share

      Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans described in notes 11 and 12. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 1,052,964, 500,100, and 1,927,922 at June 30, 2007, 2006, and 2005, respectively. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

      The following table sets forth the computation of basic and diluted shares for use in the calculation of earnings per share as of June 30:

                                                                                2007                  2006                  2005
                                                                             -----------           -----------           -----------
Numerator:
Earnings available to common stockholders ........................           $15,349,960           $11,098,582           $ 7,412,536
                                                                             ===========           ===========           ===========
Denominator:
Denominator for basic earnings per share:
   outstanding ...................................................            17,318,508            17,156,720            19,346,491
                                                                             ===========           ===========           ===========
Denominator for diluted earnings per share:
   Weighted average shares outstanding ...........................            17,318,508            17,156,720            19,346,491
   Common stock options and restricted stock .....................               402,215               525,511               485,219
                                                                             -----------           -----------           -----------
Weighted average shares ..........................................            17,720,723            17,682,231            19,831,710
                                                                             ===========           ===========           ===========

   (n) Research and Development Costs

      Research and development costs are expensed as incurred.

   (o) Income Taxes

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

   (p) Cash Flow Supplemental Disclosure

                                                                                     2007                2006                2005
                                                                                  ----------          ----------          ----------
Cash paid during the year for:
   Interest ............................................................          $   24,572          $   25,203          $   29,422
   Taxes paid (net of refunds) .........................................           4,938,011           2,718,391             890,601
Fixed asset purchases included in accounts payable .....................           1,544,099                  --                  --

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

   (q) Use of Estimates

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

   (r) Accounting Pronouncements Not Yet Adopted

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

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN No. 48 for fiscal years beginning July 1, 2007, with the cumulative effect of applying the provisions of FIN No. 48 reported as an adjustment to opening retained earnings in fiscal year 2008, is currently not expected to have a material impact on our results of operation, financial position, or cash flows.

(2) Adoption of Recent Accounting Pronouncements

      In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment to FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"), which requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company's fiscal year end. This Statement is effective for fiscal years ending after December 15, 2006 (the Company's 2007 fiscal year). Upon adoption, the Company has recognized an $1,350,246 reduction in accumulated other comprehensive income on the balance sheet, net of tax benefit of $695,581.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

                                                                            Before                                        After
                                                                        Application of                                Application of
                                                                         SFAS No. 158           Adjustments            SFAS No. 158
                                                                         -------------         -------------          --------------
Pension and postretirement benefit obligation ..................         $     908,837         $   2,045,827          $   2,954,664
Deferred income taxes ..........................................             2,068,934              (695,581)             1,373,353
Total liabilities ..............................................            23,059,921             1,350,246             24,410,167
Accumulated other comprehensive income (loss) ..................               365,606            (1,350,246)              (984,640)
Total stockholders' equity .....................................           168,144,394            (1,350,246)           166,794,148

      In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year misstatements when Quantifying misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB 108, both the balance sheet and the income statement approach must be considered when evaluating the materiality of misstatements. The Company adopted SAB 108 in the fourth quarter of 2007, effective July 1, 2006. After applying the dual approach, the accounting errors relating to the warranty accrual, the sales returns reserve, and the accounting for a distributor contract, that were deemed immaterial in the prior years using the income statement approach, were deemed material to the current year financial statements using the balance sheet approach. In accordance with SAB 108, the cumulative effect adjustment of these accounting changes was recorded to the beginning retained earnings as of July 1, 2006. The impact of the two items noted above on the July 1, 2006 balances are presented below:

       Accounts receivable......................       $(388,000)
       Other liabilities........................        (451,000)
                                                       ---------
       Total:...................................        (839,000)
       Less deferred tax benefit................         302,000
                                                       ---------
       Adjustment to retained earnings..........       $(537,000)
                                                       =========

(3) Other Intangible Assets

      Other intangible assets as of June 30 are as follows:

                                                                      2007                                   2006
                                                       --------------------------------          --------------------------------
                                                         Gross                                     Gross
                                                        carrying           Accumulated            carrying           Accumulated
                                                         amount            amortization            amount            amortization
                                                       ----------          ------------          ----------          ------------
Patent .........................................       $  574,966           $  574,966           $  574,966           $  503,095

Customer relationships .........................        1,350,000            1,312,500            1,350,000            1,087,500

Noncompetition agreements ......................          180,000              180,000              180,000              174,000
                                                       ----------           ----------           ----------           ----------
      Total ....................................       $2,104,966           $2,067,466           $2,104,966           $1,764,595
                                                       ==========           ==========           ==========           ==========

      During fiscal year 2004, the Company entered into an agreement to terminate the lease at its Amitron facility as of August 31, 2004. There was a $600,000 intangible asset associated with this lease due to favorable lease terms that existed when the Company purchased Amitron. During fiscal year 2005, amortization associated with the favorable lease intangible has been accelerated such that it was fully amortized at the termination of the lease.

      Intangible asset amortization expense for the years ended June 30, 2007, 2006, and 2005 aggregated $302,871, $332,870, and $570,645, respectively. The remaining amortization amounting to $37,500, that relates to the above intangible assets, will be fully amortized in fiscal year 2008.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

(4) Discontinued Operations

      On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. After completing production of the remaining customer orders under contract during the first quarter of fiscal 2004, production at Anaren Europe ceased and the production equipment was liquidated via auction. The subsidiary was dissolved during the third quarter of fiscal year 2006, after resolution of administrative proceedings. The results of operations for Anaren Europe for the prior years have been classified as discontinued operations in the statement of operations. Components of net income from discontinued operations of Anaren Europe for the years ended June 30 are as follows:

                                                   2007        2006         2005
                                                   ----       -------       ----
Income (expense) ...............................   $ --       $81,713       $ --
                                                   ----       -------       ----
Net income from discontinued operations ........   $ --       $81,713       $ --
                                                   ====       =======       ====

(5) Securities

      The amortized cost and fair value of securities are as follows:

                                                                                            June 30, 2007
                                                                     ---------------------------------------------------------------
                                                                                        Gross            Gross
                                                                      Amortized       unrealized      unrealized
                                                                        cost            gains           losses           Fair value
                                                                     -----------      ----------      -----------        -----------
Securities available for sale:
      Auction rate securities ................................       $14,150,000       $     --       $        --        $14,150,000
                                                                     -----------       --------       -----------        -----------
            Total securities available-for-sale ..............       $14,150,000             --       $        --        $14,150,000
                                                                     ===========       ========       ===========        ===========
Securities held to maturity:
      Municipal bonds ........................................       $47,059,882       $     --       $  (143,577)       $46,916,305
      Commercial paper .......................................         2,595,026             --                --          2,595,026
      Corporate bonds ........................................         2,238,166             --              (264)         2,237,902
      Federal agency bonds ...................................           598,961             --              (411)           598,550
                                                                     -----------       --------       -----------        -----------
            Total securities held to maturity ................       $52,492,035       $     --       $  (144,252)       $52,347,783
                                                                     ===========       ========       ===========        ===========

                                                                                            June 30, 2006
                                                                     ---------------------------------------------------------------
                                                                                        Gross            Gross
                                                                      Amortized       unrealized      unrealized
                                                                        cost            gains           losses           Fair value
                                                                     -----------      ----------      -----------        -----------
Securities available for sale:
      Auction rate securities ................................       $35,635,000       $     --       $        --        $35,635,000
                                                                     -----------       --------       -----------        -----------
            Total securities available-for-sale ..............       $35,635,000       $     --       $        --        $35,635,000
                                                                     ===========       ========       ===========        ===========
Securities held to maturity:
      Municipal bonds ........................................       $29,056,496       $     --       $  (143,144)       $28,913,352
      Commercial paper .......................................         2,976,555             --                --          2,976,555
      Corporate bonds ........................................         1,824,132          1,989            (2,666)         1,823,455
      Federal agency bonds ...................................         3,398,975             --           (41,890)         3,357,085
                                                                     -----------       --------       -----------        -----------
            Total securities held to maturity ................       $37,256,158       $  1,989       $  (187,700)       $37,070,447
                                                                     ===========       ========       ===========        ===========

      The unrealized losses on the Company's held to maturity marketable debt securities were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until they recover their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

      Contractual maturities of marketable debt securities held to maturity at June 30 are summarized as follows:

                                                                     2007                                        2006
                                                       ---------------------------------           ---------------------------------
                                                                                Fair                                        Fair
                                                                               market                                      market
                                                           Cost                 value                 Cost                  value
                                                       -----------           -----------           -----------           -----------
Within one year ............................           $20,951,788           $20,943,580           $31,124,733           $30,994,480
One year to five years .....................           $31,540,247            31,404,203             6,131,425             6,075,967
                                                       -----------           -----------           -----------           -----------
      Total ................................           $52,492,035           $52,347,783           $37,256,158           $37,070,447
                                                       ===========           ===========           ===========           ===========

      Contractual maturities of auction rate securities available for sale at June 30 are summarized as follows:

                                                                     2007                                        2006
                                                       ---------------------------------           ---------------------------------
                                                                                Fair                                        Fair
                                                                               market                                      market
                                                           Cost                 value                 Cost                  value
                                                       -----------           -----------           -----------           -----------
Within one year ............................           $14,150,000           $14,150,000           $35,635,000           $35,635,000
One year to five years .....................                    --                    --                    --                    --
                                                       -----------           -----------           -----------           -----------
      Total ................................           $14,150,000           $14,150,000           $35,635,000           $35,635,000
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

(6) Inventories

      Inventories at June 30 are summarized as follows:

                                                      2007              2006
                                                   -----------       -----------
Component parts ............................       $11,841,427       $ 9,936,858
Work in process ............................         7,392,973         8,330,110
Finished goods .............................         5,097,197         3,560,303
                                                   -----------       -----------
                                                   $24,331,597       $21,827,271
                                                   ===========       ===========

(7) Property, Plant, and Equipment

      Components of property, plant, and equipment at June 30 consist of the following:

                                                      2007               2006
                                                   -----------       -----------
Land and land improvements .................       $ 4,157,617       $ 2,207,823
Construction in process ....................         5,774,893         1,918,653
Buildings, furniture,
  and fixtures .............................        17,956,858        16,608,430
Machinery and equipment ....................        64,683,378        57,176,071
                                                   -----------       -----------
                                                    92,572,746        77,910,977
Less accumulated depreciation
  and amortization .........................        55,480,960        50,275,816
                                                   -----------       -----------
                                                   $37,091,786       $27,635,161
                                                   ===========       ===========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

(8) Accrued Expenses

      Accrued expenses at June 30 consist of the following:

                                                    2007                2006
                                                 ----------           ----------
Compensation .........................           $2,945,888           $2,082,104
Commissions ..........................              654,596              732,749
Health insurance .....................              280,819              294,500
Other ................................               26,349              145,463
                                                 ----------           ----------
                                                 $3,907,652           $3,254,816
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

                                                              Year ending June 30, 2006
                                                  Balance     -------------------------     Balance
                                                  June 30,       Cash          Cash         June 30,
                                                    2005       incurred    expenditures       2006
                                                  --------       ----        --------         ----
Severance payments ............................   $ 19,863       $ --        $(19,863)        $ --
                                                  ========       ====        ========         ====

(10) Other Liabilities

      Other liabilities as of June 30 consist of the following:

                                                       2007              2006
                                                    ----------        ----------
Deferred compensation ......................        $  937,811        $  793,943
Pension liability ..........................                --           312,660
Supplemental Retirement Plan ...............           460,459           382,909
Accrued lease ..............................           542,056                --
Warranty Accrual ...........................           472,000                --
Other ......................................                --             8,954
                                                    ----------        ----------
                                                     2,412,326         1,498,466
Less current portion .......................         1,259,616           769,523
                                                    ----------        ----------
                                                    $1,152,710        $  728,943
                                                    ==========        ==========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

      During fiscal 1998, the Company implemented a deferred compensation plan for an employee. Under the plan, the Company will pay $65,000 annually for fifteen years upon the employee's retirement or, in the event of death, to the employee's beneficiary. During fiscal 2002, the employee was deceased and the annual compensation is being paid to the former employee's beneficiary.

      In fiscal year 2004, the Company began accruing for a deferred compensation agreement that the Company entered into with an employee in March 2004, and extended the agreement in May 2007. Under the terms of this contract the Company has agreed to pay $250,000, annually for three years, to this employee beginning in July 2008.

      In fiscal year 2007, the Company accrued for a potential sublease obligation, as the current tenant will be moving from the location in the second quarter of fiscal year 2008. The amount accrued for as of June 30, 2007 represents the full amount of the estimated liability, net of sublease income.

(11) Stock-Based Compensation

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

      Total stock-based compensation expense recognized for the years ended June 30, 2007, 2006, and 2005 was $3,415,905, $3,383,811, and $65,710, respectively.
These amounts include $420,492, $116,534, and $65,710, respectively related to the Company's restricted stock program (note 12) and $2,995,413 and $3,267,277 related to the Company's stock option program for the year ended June 30, 2007 and 2006, respectively.

      Stock-based compensation expense included in operating expenses is as follows for the year ended:

                                                                                                 June 30, 2007
                                                                             -------------------------------------------------------
                                                                                Stock              Restricted               Total
                                                                               option                 stock              stock-based
                                                                               program               program            compensation
                                                                             -----------           -----------          ------------
Cost of goods sold ................................................          $   681,378           $   248,512          $   929,890
Marketing .........................................................              233,952                    --              233,952
Research and development ..........................................              464,323                    --              464,323
General and administrative ........................................            1,668,711               171,980            1,840,691
                                                                             -----------           -----------          -----------
      Total cost of stock-based compensation ......................            3,048,364               420,492            3,468,856
Amounts capitalized in inventory for the year .....................              (52,951)                   --              (52,951)
                                                                             -----------           -----------          -----------
Net stock-based compensation expense ..............................          $ 2,995,413           $   420,492          $ 3,415,905
                                                                             ===========           ===========          ===========
Amount of related income tax benefit
  recognized in income ............................................          $   483,000           $   151,000          $   634,000
                                                                             ===========           ===========          ===========

                                                                                                 June 30, 2006
                                                                             -------------------------------------------------------
                                                                                Stock              Restricted               Total
                                                                               option                 stock              stock-based
                                                                               program               program            compensation
                                                                             -----------           -----------          ------------
Cost of goods sold ................................................          $   966,207           $   106,534          $ 1,072,741
Marketing .........................................................              274,631                    --              274,631
Research and development ..........................................              346,167                    --              346,167
General and administrative ........................................            1,771,222                10,000            1,781,222
                                                                             -----------           -----------          -----------
      Total cost of stock-based compensation ......................            3,358,227               116,534            3,474,761
Amounts capitalized in inventory for the year .....................              (90,950)                   --              (90,950)
                                                                             -----------           -----------          -----------
Net stock-based compensation expense ..............................          $ 3,267,277           $   116,534          $ 3,383,811
                                                                             ===========           ===========          ===========
Amount of related income tax benefit
  recognized in income ............................................          $   251,000           $    45,000          $   296,000
                                                                             ===========           ===========          ===========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

                     Nonvested Shares Issued Under the Plan

                                                                Weighted-Average
                                                                   Grant-Date
                                              Number of Shares     Fair Value
                                              ----------------  ----------------
Nonvested at June 30, 2006 .................      1,004,918          $ 6.16
Granted ....................................        186,850           13.89
Forfeited ..................................        (19,850)          10.55
Vested .....................................       (275,532)          10.60
                                                  ---------          ------
Nonvested at June 30, 2007 .................        896,386          $ 6.29
                                                  =========          ======

      As of June 30, 2007 and 2006,  there were  2,348,063 and  2,445,907  stock options outstanding, respectively. At June 30, 2007, the aggregate value of unvested options, as determined on respective grant dates using a Black-Scholes option valuation model, was $5,513,071 (net of estimated forfeitures), all of which is expected to be recognized as compensation expense in fiscal years 2008 through 2012. The aggregate intrinsic value of both vested and unvested options at June 30, 2007 was $8,061,443 (net of forfeitures). As of June 30, 2007, 1,451,677 stock options were exercisable, which represents an aggregate intrinsic value of $5,488,858.

      During the year ended June 30, 2007 and 2006, the Company granted 186,850 and 387,500 nonstatutory stock options with a fair value of $2,529,901 and $3,446,140 (net of estimated forfeitures), and 19,850 and 24,180 options were forfeited and/or expired, respectively. During the year ended June 30, 2007 and 2006, there were 210,637 and 664,103 stock options exercised, which represents an aggregate intrinsic value of $1,871,608 and $6,938,901, respectively. New option grants made after July 1, 2006, as well as option grants issued prior to that date, have been valued using a Black-Scholes option valuation model. For the years ended June 30, 2007 and 2006, the Company used the Simplified Method to estimate the expected term of the expected life of stock option grants as defined by SEC Accounting Staff Bulletin No. 107 for each award granted. Expected volatility for the twelve month period ended June 30, 2007, is based on historical volatility levels of the Company's common stock. The risk-free interest rate for the year ended June 30, 2007 is based on the implied yield currently available on U.S. Treasury zero coupon issues with the remaining term equal to the expected life.

      Prior to adopting SFAS 123R on July 1, 2005, the Company's stock-based employee compensation expense was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For the year ended June 30, 2005, no equity option-based employee compensation cost is reflected in net income, as all options granted under the Company's stock option plans had an exercise price equal to the underlying common stock price on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the year ended June 30, 2005:

                                                                    Year Ended
                                                                      June 30
                                                                       2005
                                                                    -----------
Net income, as reported..........................................   $ 7,412,536
Add compensation expense related to restricted stock grants......        65,710
Deduct total stock-based employee compensation expense
  determined under fair value-based method for all awards,
  net of related tax effects.....................................    (5,589,306)
                                                                    -----------
    Pro forma net income.........................................   $ 1,888,940
                                                                    ===========
Earnings per share:
  Basic - as reported............................................   $      0.38
  Basic - pro forma..............................................          0.10
  Diluted - as reported..........................................          0.37
  Diluted - pro forma............................................          0.10

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

Stock Option Plans

      In November 2004, the shareholders approved the amendment and restatement of the Company's three existing stock option plans, which combined these plans under one single consolidated equity compensation plan, the Anaren, Inc. Comprehensive Long-Term Incentive Plan. The effect of the amendment and restatement was to combine the separate share pools available for grant under the three existing plans into a single grant pool, expand the type of equity-based awards the Company may grant, and extend the term of the combined plan to October 31, 2014. Under the restated plan, the Company may issue incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, performance shares, and performance units that can vest immediately or up to five years. Under this plan, the Company reserved 1,326,488 new common shares available for grant. On June 30, 2007, the Company had 932,986 shares available for grant under the restated plan.

      Information with respect to this plan is as follows:

                                                                                                               Weighted
                                                                    Total                Option                average
                                                                   shares                price              exercise price
                                                                  ---------         ---------------         --------------
Outstanding at June 30, 2004 ................................     2,796,662         $ 1.38 to 62.44             $15.53
    Issued ..................................................       389,600          12.05 to 13.43              12.05
    Exercised ...............................................       (98,460)           1.38 to 9.51               1.26
    Expired .................................................      (220,692)          8.57 to 62.44              26.90
    Canceled ................................................       (84,330)          9.51 to 62.44              11.28
                                                                  ---------
Outstanding at June 30, 2005 ................................     2,782,780         $ 2.27 to 57.59             $14.73
    Issued ..................................................       387,500          11.97 to 21.15              14.22
    Exercised ...............................................      (664,103)          2.27 to 20.17               8.04
    Expired .................................................       (36,090)         14.73 to 57.59              39.05
    Canceled ................................................       (24,180)          9.51 to 53.00              14.43
                                                                  ---------
Outstanding at June 30, 2006 ................................     2,445,907         $ 2.27 to 54.00             $15.91
    Issued ..................................................       186,850         $19.56 to 20.00              19.56
    Exercised ...............................................      (210,637)          2.28 to 19.21              10.86
    Expired .................................................       (54,207)          2.28 to 19.21              22.32
    Canceled ................................................       (19,850)          9.51 to 20.00              16.56
                                                                  ---------
Outstanding at June 30, 2007 ................................     2,348,063         $ 5.73 to 56.13             $16.65
                                                                  =========
Shares exercisable at June 30, 2007 .........................     1,451,677         $ 5.73 to 56.13             $17.07
                                                                  =========

      The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2007:

                         Options outstanding                                             Options exercisable
------------------------------------------------------------------------            -----------------------------
                                            Weighted            Weighted                                 Weighted
    Range of                                 average             average                                  average
    exercise                                remaining           exercise                                 exercise
     prices            Shares             life in years           price              Shares                price
---------------      ---------            -------------         --------            ---------            --------
$ 5.73 - $15.00      1,844,999                 5.49              $12.39             1,138,380             $11.47
 15.01 - 40.00         343,864                 4.85               19.86               154,097              20.24
 40.01 - 65.00         159,200                 3.34               53.04               159,200              53.04
                     ---------                                                      ---------
             ~       2,348,063                    ~                    ~            1,451,677                    ~
                     =========                                                      =========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

      During the years ended June 30, 2007, 2006, and 2005, the per-share weighted average fair value of the nonstatutory stock options granted was $13.89, $8.88, and $7.79. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending June 30:

                                                                           2007                2006               2005
                                                                     ---------------     ---------------     ---------------
Expected option life...........................................      6.0 - 6.5 years     6.0 - 6.5 years     3.0 - 5.0 years
Weighted average risk-free interest rate.......................         4.56% - 4.87%       3.92% - 5.02%               3.22%
Weighted average expected volatility...........................       60.00% - 75.00%     54.12% - 62.00%     59.75% - 87.57%
Rate of dividends..............................................                  0.0%                0.0%                0.0%

(12) Restricted Stock Program

      The following table summarizes the restricted stock issuances that have not yet vested:

                                     November        September           May             August         February           May
Date Issued                           2004              2005             2006             2006            2007             2007
-----------                         ---------        ---------         -------         ---------        ---------       ---------
Shares Issued ..................       23,500            2,605         120,082            48,450            4,476           7,738
Price per share ................       $13.60           $13.82          $21.15            $19.56           $17.65          $16.80
Term ...........................    36 Months        36 Months               *         36 Months        36 Months       36 Months

----------
* On May 17, 2006, the Company issued restricted stock grants totaling 120,082 shares. The per-share value of each grant was $21.15. These shares are subject to a forfeiture period which expires as of the later of May 17, 2009 and the last day of the Company's single fiscal year during which the Company has both net sales from operations of at least $250 million and operating income of at least 12 percent of net sales. These grant agreements expire if both financial performance conditions above are not met by June 30, 2011. Presently, the Company has recognized no compensation expense for this grant and the shares have not been included in the current diluted earnings per share calculation as the Company believes that it is probable that these goals will not be met within the time period specified. In the future, if it becomes probable that the sales and earnings goals will be achieved then at that time the compensation cost associated with the grant will be recognized over the remaining vesting period.

      As of June 30, 2007, 2006, and 2005, the Company has issued restricted shares aggregating 206,851, 146,187 and 23,500, respectively, under its 2004 Comprehensive Long-Term Incentive Plan. During fiscal year 2005, there were 1,900 shares forfeited, while no shares were forfeited during fiscal years 2007 and 2006. During fiscal year 2005, there were 19,700 shares that vested, while no shares vested during 2007 or 2006. The shares of restricted stock vest after a period of 36, 48, and 60 months.

      The Company recognized compensation expense associated with the lapse of restrictions aggregating $420,492, $116,534, and $65,710, in 2007, 2006, and
2005, respectively.

(13) Accumulated Other Comprehensive Income (Loss)

      The   cumulative   balance  of  each   component  of   accumulated   other
comprehensive income (loss) is as follows:

                                         Foreign       Minimum      Accumulated
                                        currency       pension         other
                                       translation    liability    comprehensive
                                        adjustment    adjustment   income (loss)
                                       -----------   -----------   -------------
Balances at June 30, 2006 ..........   $   105,516   $  (546,913)   $  (441,397)
Current period change ..............       260,090       546,913        807,003
Adjustment to initially apply
  SFAS No. 158, net of tax .........            --    (1,350,246)    (1,350,246)
                                       -----------   -----------    -----------
Balances at June 30, 2007 ..........   $   365,606   $(1,350,246)   $  (984,640)
                                       ===========   ===========    ===========

(14) Shareholder Protection Rights Plan

      In April 2001, the board of directors adopted a Shareholder Protection Rights Plan. The plan provides for a dividend distribution of one right on each outstanding share of the Company's stock, distributed to shareholders of record on April 27, 2001. The rights will be exercisable and will allow the shareholders to acquire common stock

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

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

(15) Employee Benefit Plans

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

                                                    2007              2006
                                                ------------      ------------
Change in benefit obligation:
      Benefit obligation at
        beginning of year ..................    $ 10,718,898      $ 11,537,111
      Service cost .........................         286,353           342,349
      Interest cost ........................         658,800           607,181
      Actuarial (gain) loss ................        (113,593)       (1,364,787)
      Benefits paid ........................        (389,289)         (402,956)
                                                ------------      ------------
      Benefit obligation at
        end of year ........................    $ 11,161,169      $ 10,718,898
                                                ============      ============
Change in plan assets:
      Fair value of plan assets at
        beginning of year ..................    $  8,841,389      $  8,151,843
      Actual return on plan assets .........       1,186,022           606,490
      Employer contributions ...............       1,367,727           486,012
      Benefits paid ........................        (389,289)         (402,956)
                                                ------------      ------------
      Fair value of plan assets at
        end of year ........................    $ 11,005,849      $  8,841,389
                                                ============      ============
      Under funded status ..................    $   (155,320)     $ (1,877,509)
      Unrecognized net loss ................             --*         1,981,589
      Unrecognized prior service cost ......              --            (1,298)
      Adjustment required to recognize
        minimum liability ..................             --*          (828,654)
                                                ------------      ------------
      Accrued pension cost .................    $   (155,320)     $   (725,872)
                                                ============      ============
Amounts Recognized in Accumulated
Other Comprehensive Income
      Net actuarial loss ...................         890,144               --*
Weighted average assumptions:
      Discount rate at year-end ............            6.35%             6.25%
      Rate of increase in compensation
        levels at year end .................            4.00%             4.00%
      Expected return on plan assets
        during the year ....................            8.50%             8.50%
      Measurement date .....................         June 30           June 30

----------
*     Not applicable due to the adoption of SFAS No. 158.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

      The accumulated benefit obligation for the defined benefit pension was $9,958,387 and $9,567,261 at June 30, 2007 and 2006, respectively.

      Components of net periodic pension cost for the years ended June 30 are as follows:

                                                                      2007           2006           2005
                                                                   ---------      ---------       ---------
Service cost ..................................................    $ 286,353      $ 342,349       $ 247,301
Interest cost .................................................      658,800        607,181         564,361
Expected return on plan assets ................................     (740,273)      (693,461)       (626,751)
Amortization of unrecognized
    prior service cost ........................................       (1,298)        (3,232)         10,490
Amortization of unrecognized
    (gain) loss ...............................................       73,544        189,743          49,658
                                                                   ---------      ---------       ---------
Net periodic pension cost .....................................    $ 277,126      $ 442,580       $ 245,059
                                                                   =========      =========       =========
Weighted average assumptions:
    Discount rate .............................................         6.25%          5.25%           6.25%
    Expected increase in compensation
      levels at year end ......................................         4.00%          4.00%           4.00%
    Expected return on plan assets
      during the year .........................................         8.50%          8.50%           8.50%

      The estimated amount of net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2008 is $18,097.

   Plan Assets

                                                                   2007                             2006
                                                        --------------------------       ---------------------------
                                                           Actual       Percentage          Actual        Percentage
                                                         allocation     allocation        allocation      allocation
                                                        -----------     ----------       -----------      ----------
Money market .....................................      $   201,064         1.83%        $   298,659          3.38%
Common equities ..................................          551,728         5.01             459,812          5.20
Corporate debt securities ........................        1,440,389        13.09           1,043,243         11.80
Government debt securities .......................        2,846,157        25.86           1,976,803         22.36
Global equity mutual fund ........................        1,231,743        11.19             588,510          6.65
Closed end equity mutual funds ...................        4,734,768        43.02           4,474,362         50.61
                                                        -----------       ------         -----------        ------
                                                        $11,005,849       100.00%        $ 8,841,389        100.00%
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

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

   Determination of Assumed Rate of Return

      The Corporation has selected the assumed rate of return based on the following:

                                                     Expected
                                                     compound
                                      Target        annualized       Expected
                                    percentage        5-year         weighted
                                    allocation   (index) return   average return
                                    ----------   --------------   --------------
Large-cap stocks ................     30.00%          11.20%           3.36%
Mid-cap stocks ..................     11.00           12.80            1.41
Small-cap stocks ................     11.00           13.00            1.43
International common stocks .....      8.00           10.90            0.87
Broad bond market ...............     40.00            5.30            2.12
                                     ------                            ----
  Total .........................    100.00%                           9.19%
                                     ======                            ====

      The Company estimated investment expenses of approximately 0.5% of the portfolio annually.

   Expected Contributions

      The Company had no minimum requirements to fund the pension plan for the fiscal year ended June 30, 2007, however discretionary contributions amounting to $1,367,727 were made. Expected contributions for fiscal 2008 are $0.

   Estimated Future Benefit Payments

      The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

      July 1, 2007 - June 30, 2008.................................   $  490,175
      July 1, 2008 - June 30, 2009.................................      485,599
      July 1, 2009 - June 30, 2010.................................      519,210
      July 1, 2010 - June 30, 2011.................................      534,238
      July 1, 2011 - June 30, 2012.................................      578,426
      Years 2013 - 2017............................................    3,197,372

      The Company maintains a voluntary contributory salary savings plan to which participants may contribute. The Company's matching contribution is 100% of the participants' contribution up to a maximum of 5% of the participants' compensation. During fiscal 2007, 2006, and 2005, the Company contributed $841,097, $592,602, and $530,626, respectively, to this plan.

      The Company maintains a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $526,000, $409,000, and $176,000 in fiscal 2007, 2006, and
2005, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the plan at any time.

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

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

      The following table presents the changes in the postretirement benefit obligation and the funded status of the Plan at June 30:

                                                       2007             2006
                                                   -----------      -----------
Benefit obligation at beginning of year ......     $ 2,606,509      $ 2,881,474
Service cost .................................          63,423           74,708
Interest cost ................................         157,746          146,662
Plan participants' contributions .............         123,679          130,862
Actuarial (gain) loss ........................          59,406         (415,240)
Benefits paid ................................        (228,141)        (211,957)
Medicare Part D prescription drug subsidy ....          16,722               --
                                                   -----------      -----------
Benefit obligation at end of year ............     $ 2,799,344      $ 2,606,509
                                                   ===========      ===========
Fair value of plan assets ....................     $        --      $        --
Under funded status ..........................      (2,799,344)      (2,606,509)
Unrecognized actuarial loss ..................              --*         662,932
                                                   -----------      -----------
Accrued postretirement benefit cost ..........     $(2,799,344)     $(1,943,577)
                                                   ===========      ===========
Amounts Recognized in Accumulated Other
  Comprehensive Income
Net actuarial loss ...........................     $   460,102               --*

----------
*     Not applicable due to the adoption of SFAS No. 158.

      Net  periodic   postretirement   benefit  cost   includes  the   following
components:

                                              2007          2006          2005
                                            --------      --------      --------
Service cost .........................      $ 63,423      $ 74,708      $ 57,139
Interest cost ........................       157,746       146,662       185,309
Amortized loss .......................        25,215        52,830        75,152
                                            --------      --------      --------
Net periodic postretirement
  benefit cost .......................      $246,384      $274,200      $317,600
                                            ========      ========      ========

      The estimated amount of net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost in 2008 is $30,460.

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.28%, 6.25%, and 5.25%, at the end of fiscal 2007, 2006, and 2005, respectively.

      Assumed health care cost trend rates are as follows:

                                                                        2007          2006
                                                                     -----------   -----------
Health care cost trend rate assumed for next year .................  8.0 - 10.0%      8.5%
Rate that the cost trend rate gradually declines to ...............      5%            5%
Year that the rate reaches the rate it is assumed to remain at ....     2015          2012

      A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                      1% increase     1% decrease
                                                                      -----------     -----------
Effect on total of service and interest cost components...........      $ 30,295        $ (26,642)
Effect on postretirement benefit obligation.......................       333,745         (298,589)

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

Estimated Future Benefit Payments

      Shown  below  are  the  expected   gross   benefit   payments   (including
prescription drug benefits) and the expected gross amount of subsidy receipts.

                                                         Gross        Subsidy
                                                       payments       receipts
                                                      ----------     ----------
2008 ............................................     $  199,766     $  (49,000)
2009 ............................................        216,123        (53,754)
2010 ............................................        219,968        (60,028)
2011 ............................................        225,003        (64,254)
2012 ............................................        239,184        (72,381)
Years 2013 - 2017 ...............................      1,197,139       (317,235)

(17) Income Taxes

      The following table presents the Domestic and Foreign components of income before income taxes and discontinued operations and the expense (benefit) for income taxes as well as the taxes charged or credited to stockholders' equity:

                                                                                             Year ended June 30
                                                                         ----------------------------------------------------------
                                                                             2007                   2006                   2005
                                                                         ------------           ------------           ------------
Income before income taxes and
   discontinued operations:
      Domestic ................................................          $ 18,142,512           $ 10,568,029           $  8,620,237
      Foreign .................................................             2,418,448              3,700,840                530,299
                                                                         ------------           ------------           ------------
                                                                         $ 20,560,960           $ 14,268,869           $  9,150,536
                                                                         ============           ============           ============
Income tax expense charged to the income
   statement from continuing operations:
      Current:
        Federal ...............................................          $  5,026,921           $  3,431,352           $    951,453
        State and local .......................................               215,697                177,634                227,645
        Foreign ...............................................               147,658                     --                     --
                                                                         ------------           ------------           ------------
          Total current .......................................             5,390,276              3,608,986              1,179,098
                                                                         ------------           ------------           ------------
      Deferred:
        Federal ...............................................              (153,010)              (144,577)               558,457
        State and local .......................................               (27,721)              (179,507)                   445
        Foreign ...............................................                 1,455                (32,902)                    --
                                                                         ------------           ------------           ------------
          Total deferred ......................................              (179,276)              (356,986)               558,902
                                                                         ------------           ------------           ------------
          Total income taxes charged to the
            income statement ..................................          $  5,211,000           $  3,252,000           $  1,738,000
                                                                         ============           ============           ============
Income taxes charged (credited) to
   shareholders' equity:
Current benefit of stock based compensation ...................          $   (433,042)          $ (1,679,149)          $    (29,308)
Deferred taxes from stock based
   compensation ...............................................                    --                     --                302,958
Deferred taxes (benefit) from recognition
   of pension liability .......................................              (413,839)               469,815               (468,112)
                                                                         ------------           ------------           ------------
      Income taxes credited to
        shareholders' equity ..................................          $   (846,881)          $ (1,209,334)          $   (194,462)
                                                                         ============           ============           ============

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

      A reconciliation of the expected consolidated income tax expense, computed by applying the U.S. Federal corporate income tax rate (35% in 2007 and 2006, 34% in 2005) to income before income taxes, to income tax expense, is as follows:

                                                                              2007                   2006                   2005
                                                                          -----------            -----------            -----------
Expected consolidated income tax expense ......................           $ 7,196,336            $ 4,994,104            $ 3,111,182
State taxes, net of Federal benefit ...........................               122,184                 (1,217)               150,539
Nontaxable interest income ....................................              (806,272)              (539,197)              (403,498)
Change in valuation allowance .................................                38,428               (238,169)                40,827
Effect of foreign operations ..................................              (697,045)            (1,227,022)              (154,965)
Non-deductible stock-based compensation .......................               540,103                912,066                     --
Export tax benefits ...........................................              (217,350)              (239,372)              (708,640)
Research credits ..............................................              (611,455)              (416,600)              (175,380)
Other, net ....................................................              (353,929)                 7,407               (122,065)
                                                                          -----------            -----------            -----------
                                                                          $ 5,211,000            $ 3,252,000            $ 1,738,000
                                                                          ===========            ===========            ===========

      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30 are presented below:

                                                                                         2007              2006
                                                                                      -----------       -----------
Deferred tax assets:
      Inventories ................................................................    $   831,996       $   723,100
      Deferred compensation ......................................................        503,377           447,204
      Retirement benefits ........................................................        265,963           242,685
      Postretirement benefits ....................................................        756,800           738,559
      Stock-based compensation ...................................................        925,163           322,892
      Nondeductible reserves .....................................................        537,399            32,245
      Federal and state tax attribute carryforwards ..............................        168,659           709,019
      Foreign and state net operating loss carryforwards .........................         60,991            26,458
                                                                                      -----------       -----------
          Gross deferred tax assets ..............................................      4,050,348         3,242,162
      Valuation allowance ........................................................       (168,659)         (130,231)
                                                                                      -----------       -----------
          Net deferred tax assets ................................................      3,881,689         3,111,931
                                                                                      -----------       -----------
Deferred tax liabilities:
      Plant and equipment, principally due to differences
        in depreciation ..........................................................     (1,518,521)       (1,844,987)
      Intangible assets including goodwill .......................................     (2,530,819)       (2,329,710)
                                                                                      -----------       -----------
       Gross deferred tax liabilities ............................................     (4,049,340)       (4,174,697)
                                                                                      -----------       -----------
       Net deferred tax liabilities ..............................................    $  (167,651)      $(1,062,766)
                                                                                      ===========       ===========
Presented as:
Current deferred tax asset .......................................................    $ 1,174,255       $   716,287
Long-term deferred tax asset .....................................................         31,447            32,902
Long-term deferred tax liability .................................................     (1,373,353)       (1,811,955)
                                                                                      -----------       -----------
      Net deferred tax liabilities ...............................................    $  (167,651)      $(1,062,766)
                                                                                      ===========       ===========

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

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

      During 2005, securities were sold resulting in $342,712 of losses characterized, for income tax purposes, as capital losses, which may only be used to offset capital gains and expire in 2010. As a result of these limitations, at June 30, 2006 the Company had a valuation allowance of $130,231 with respect to these losses. During 2007, investment property was sold resulting in a capital gain which was offset by the capital loss carryforwards. At June 30, 2007, the Company had remaining capital loss carryforwards of $265,204 and a valuation allowance of $92,821 with respect to these losses.

      At June 30, 2007, the Company has $1,087,182 of state net operating loss carryforwards, which begin to expire in 2015. At June 30, 2007, the Company has State tax credit carryforwards of $114,905 which expire from 2010 through 2012 The state tax credits may only be realized after utilization of the net operating loss carryforwards. Management does not believe it is more likely than not that the Company will realize the deferred tax benefits of the state tax credits before their expiration and established a valuation allowance of $75,838.

      The Company's subsidiary in China is eligible for a tax holiday resulting from reduced tax rates for the first five tax years after it generates taxable income in excess of its existing net operating loss carryforwards. The tax benefit varies over the remaining years of the holiday. Fiscal year ended June 30, 2007, is the second year of its tax holiday. Assuming a 25% statutory rate, the effect of the tax holiday is approximately $614,000, or $0.03, per diluted share.

      United States income taxes have not been provided on undistributed earnings of the China subsidiary. The Company's intention is to reinvest these earnings permanently.

      Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance.

      As discussed in note 2, deferred tax assets as of June 30, 2006 were subsequently increased as a result of the tax effect of the adoption of an accounting pronouncement.

      The Company is subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, the Company provides for additional tax expense based on probable outcomes of such matters. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution.

(18) Segment and Related Information

   (a) Segments

      The  Company  operates  predominately  in  the  wireless   communications,
satellite  communications,  and  space  and  defense  electronics  markets.  The
Company's two reportable segments are the Wireless segment and the Space and Defense segment. These segments have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products, and delivery channel, and are consistent with the way the Company organizes and evaluates financial information internally for purposes of making operating decisions and assessing performance.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

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

      The  following  table  reflects  the  operating  results  of the  segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                                                   Corporate
                                                                              Space and               and
                                                         Wireless              defense            unallocated           Consolidated
                                                       -------------        -------------        -------------         -------------
Net sales:
    2007 ......................................        $  77,799,507        $  51,187,597        $          --         $ 128,987,104
    2006 ......................................           66,731,312           38,732,924                   --           105,464,236
    2005 ......................................           64,169,326           30,291,739                   --            94,461,065
Operating income:
    2007 ......................................            7,968,604            9,587,630             (542,056)           17,014,178
    2006 ......................................            7,369,184            4,471,974                   --            11,841,158
    2005 ......................................            2,233,614            5,347,430                   --             7,581,044
Goodwill and intangible assets:
    June 30, 2007 .............................           30,753,361                   --                   --            30,753,361
    June 30, 2006 .............................           31,056,232                   --                   --            31,056,232
Identifiable assets:*
    June 30, 2007 .............................           28,039,869           16,475,428          115,935,657           160,450,954
    June 30, 2006 .............................           20,376,293           17,944,131          119,649,773           157,970,197
Depreciation:**
    2007 ......................................            2,904,112            2,301,032                   --             5,205,144
    2006 ......................................            2,594,443            2,280,892                   --             4,875,335
    2005 ......................................            2,839,280            2,047,874                   --             4,887,154
Intangibles amortization:***
    2007 ......................................              302,871                   --                   --               302,871
    2006 ......................................              332,870                   --                   --               332,870
    2005 ......................................              570,645                   --                   --               570,645

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

   (b) Geographic Information

      Net sales by geographic region are as follows:

                                                                                                                        Consolidated
                        United States       Asia Pacific          Europe             Americas            Other            net sales
                         ------------       ------------       ------------       ------------       ------------       ------------
2007 .............       $ 72,619,796       $ 31,123,632       $ 16,422,835       $  2,888,990       $  5,931,851       $128,987,104
2006 .............         57,317,412         29,242,776         12,143,309          2,869,330          3,891,409        105,464,236
2005 .............         46,558,563         25,530,705         18,114,496          3,070,760          1,186,541         94,461,065

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

   (c) Customers

      In 2007, sales to two customers both exceeded 10% of consolidated net sales, totaling approximately $38,597,000 ($21,498,000 related to the Wireless segment and $17,099,000 related to the Space and Defense segment). In 2006, sales to two customers both exceeded 10% of consolidated net sales, totaling approximately $32,255,000 ($17,659,000 related to the Space and Defense segment and $14,596,000 related to the wireless segment). In 2005, sales to one customer totaled approximately $13,023,652 (related to the wireless segment) and exceeded 10% of consolidated net sales.

(19) Commitments

      The Company is obligated under contractual obligations and commitments to make future payments such as lease agreements and contingent commitments. The Company's obligations and commitments are as follows:

          Year ending June 30:
              2008...................................     $ 768,984
              2009...................................       768,984
              2010...................................       768,984
              2011...................................       768,984
              2012...................................       767,439
              Thereafter.............................       670,516
                                                         ----------
                                                          4,513,891
              Less sublease income...................      (157,344)
                                                         ----------
                                                         $4,356,547
                                                         ==========

      Net rent expense for the years ended June 30, 2007, 2006, and 2005 was $882,363, $748,963, and $760,410, respectively. Rent expense for fiscal 2007, 2006, and 2005 was offset by sublease income of $504,338, $464,209, and $485,121, respectively.

      The minimum lease payments for the Company's operating leases are recognized on a straight-line basis over the minimum lease term. The Company's China operation building lease has a step rent provision.

(20) Concentrations

      The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks peculiar to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. Sales to direct contractors of the United States Government accounted for approximately 36%, 30%, and 22% of consolidated net sales in fiscal 2007, 2006, and 2005, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it is attempting to reduce its dependence on sales to direct contractors of the United States Government through development of its commercial electronics business.

(21) Foreign Operations

      The Company maintains and operates a facility in Suzhou, China. During fiscal year 2007, net sales (net of intercompany eliminations) totaled $6,064,903. Included in the company's total assets, as of June 30, 2007, includes $4,117,740 of inventory held for resale, as well as $3,534,017 of fixed assets (net of related accumulated depreciation). As of June 30, 2007, there is no reason to believe that any of the Company's foreign assets or future operations will be impaired.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (continued)

(22) Quarterly Financial Data (Unaudited)

      The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2007 and 2006:

                                                                                     2007 quarter ended
                                                            ------------------------------------------------------------------------
                                                            September 30         December 31          March 31             June 30
                                                            ------------        ------------         -----------         -----------
                                                                                (As restated)       (As restated)
Net sales ..........................................         $30,203,110         $30,322,785         $32,600,635         $35,860,574
Gross profit .......................................          10,839,332          10,897,780          11,358,481          12,766,463
Net income .........................................           3,760,678           3,761,294           3,510,725           4,317,263
Net income per common share:
    Basic income per share .........................         $      0.21         $      0.21         $      0.20         $      0.26
    Diluted income per share .......................                0.21                0.21                0.20                0.25

                                                                                     2006 quarter ended
                                                            ------------------------------------------------------------------------
                                                            September 30         December 31          March 31             June 30
                                                            ------------        ------------         -----------         -----------
Net sales ..........................................         $24,614,358         $25,019,013          26,701,083         $29,129,782
Gross profit .......................................           8,654,446           8,745,626          10,249,407          10,320,780
Net income .........................................           2,226,017           2,010,082           3,252,317           3,610,166
Net income per common share
    from continuing operations:
    Basic income per share from
      continuing operations ........................         $      0.13         $      0.12         $      0.19         $      0.21
    Diluted income per share from
      continuing operations ........................                0.12                0.11                0.19                0.20
Net income per common share
    from discontinued operations:
    Basic income per share from
      discontinued operations ......................         $        --         $        --         $        --         $        --
    Diluted income per share from
      discontinued operations ......................         $        --         $        --         $        --         $        --

      Income per share amounts for each quarter are required to be computed independently. As a result, their sum does not necessarily equal the total year income per share amounts.

      Certain amounts, that are referenced below, have been restated in the consolidated statement of operations for the second and third quarters ending December 31, 2006 and March 31, 2007 to reflect the correction of accounting errors relating to accounting errors at the Company's China subsidiary. These errors, that were caused by unapproved and undetected changes in procedures over accounting for the reconciliation of inventory and the recording of vendor payables for materials received but not yet invoiced (1 - $333,000 and $543,000) at the China facility, resulted in a misstatement of pretax income and inventory. As a result of these errors, the Company has determined that its inventory was understated at December 31, 2006 and its net income for the three months ended December 31, 2006 and March 31, 2007 were overstated. Additionally, the Company has corrected certain errors in accounting for income taxes (2 - $49,000 and $(85,000)), equity based compensation (3 - $34,000 and $1,000) and pension expense (4 - $(83,000) and $83,000) and, as part of the Company's adoption of the Securities and Exchange Commissions Staff Accounting Bulletin No. 108, the Company has corrected errors in their warranty expense (5 -
$(49,000) and $43,000) and allowance for sales returns (6 - $(3,000) and $(6,000)). The adjustments listed above are summarized as follows.

                          ANAREN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    June 30, 2007, 2006 and 2005 (concluded)

                                                                   As Previously     Restatement
                                                                      Stated         Adjustments      As Restated
                                                                   -------------     -----------      -----------
Three Months Ended December 31, 2006
Sales (6) ....................................................      $30,325,785      $    (3,000)     $30,322,785
Cost of sales (1)(4)(5) ......................................       19,224,005          201,000       19,425,005
Gross profit .................................................       11,101,780         (204,000)      10,897,780
General and administrative (3) ...............................        2,726,742           34,000        2,760,742
Total operating expenses .....................................        6,848,423           34,000        6,882,423
Operating income .............................................        4,253,357         (238,000)       4,015,357
Income before income taxes ...................................        5,164,294         (238,000)       4,926,294
Income tax expense (2) .......................................        1,116,000           49,000        1,165,000
Net income ...................................................      $ 4,048,294      $  (287,000)     $ 3,761,294
Basic net income per share ...................................      $      0.23      $     (0.02)     $      0.21
Diluted net income per share .................................      $      0.22      $     (0.01)     $      0.21

Three Months Ended March 31, 2007
Sales (6) ....................................................      $32,606,635      $    (6,000)     $32,600,635
Cost of sales (1)(4)(5) ......................................       20,573,154          669,000       21,242,154
Gross profit .................................................       12,033,481         (675,000)      11,358,481
General and administrative (3) ...............................        3,154,894            1,000        3,155,894
Total operating expenses .....................................        7,329,910            1,000        7,330,910
Operating income .............................................        4,703,571         (676,000)       4,027,571
Income before income taxes ...................................        5,571,725         (676,000)       4,895,725
Income tax expense (2) .......................................        1,470,000          (85,000)       1,385,000
Net income ...................................................      $ 4,101,725      $  (591,000)     $ 3,510,725
Basic net income per share ...................................      $      0.24      $     (0.04)     $      0.20
Diluted net income per share .................................      $      0.23      $     (0.03)     $      0.20