Form 10-Q/A
period 2006-12-31
ANAREN  INC
filed 2007-10-31
CIK 6314

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

Explanatory Note

The purpose of this amended Quarterly Report on Form 10-Q/A of Anaren, Inc. (the "Company") is to restate the Company's consolidated condensed financial statements for the three and six months ended December 31, 2006 ("the financial statements") and to modify the related disclosures. See note 1 to the consolidated condensed financial statements included in this amended Quarterly Report.

The restatement arose from the Company's determination that accounting errors had occurred at its China subsidiary. The accounting errors were caused by a material weakness in the Company's risk assessment and oversight controls as disclosed in the June 30, 2007 Annual Report Form 10-K. The unapproved and undetected changes in procedures over accounting for the reconciliation of inventory and the recording of vendor payables for materials received, but not yet invoiced at the China facility resulted in a misstatement of pre-tax income and inventory. Additionally, the Company has corrected certain errors in accounting for income taxes, equity based compensation and pension expense; and, as part of the Company's adoption of the Securities and Exchange Commissions Staff Accounting Bulletin No. 108, the Company has corrected errors in their warranty expense and allowance for sales returns. As a result of these errors, the Company has determined that its pre-tax income for the three and six months ended December 31, 2006 was overstated by $238,000.

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

                                  ANAREN, INC.

                                      INDEX


 PART I - FINANCIAL INFORMATION                                         Page No.
 ------------------------------                                         --------

   Item 1.    Financial Statements

              Consolidated Condensed Balance Sheets as of                      4
              December 31, 2006 (As restated) and June 30, 2006
              (unaudited)

              Consolidated Condensed Statements of Earnings                    5
              for the Three Months Ended December 31,
              2006 (As restated) and 2005 (unaudited)

              Consolidated Condensed Statements of Earnings                    6
              for the Six Months Ended December 31,
              2006 (As restated) and 2005 (unaudited)

              Consolidated Condensed Statements of Cash Flows                  7
              for the Six Months Ended December 31,
              2006 (As restated) and 2005 (unaudited)

              Notes to Consolidated Condensed Financial                        8
              Statements (unaudited)

   Item 2.    Management's Discussion and Analysis                            22
              of Financial Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk                                                     33

   Item 4.    Controls & Procedures                                           34

PART II - OTHER INFORMATION
---------------------------

   Item 1A.   Risk Factors                                                    35

   Item 2.    Unregistered Sales of Equity Securities and
              Use of Proceeds                                                 35

   Item 6.    Exhibits                                                        36

Officer Certifications                                                   37 - 41

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ANAREN, INC.
                      Consolidated Condensed Balance Sheets
                       December 31, 2006 and June 30, 2006
                                   (Unaudited)

                       Assets                              December 31, 2006   June 30, 2006
                       ------                              -----------------   -------------
                                                              (As restated)
Current assets:
    Cash and cash equivalents                                 $  18,008,641    $  15,733,214
    Securities available for sale (note 5)                       29,009,921       35,635,000
    Securities held to maturity (note 5)                         24,663,212       31,124,733
    Receivables, less allowances of $231,128
      at December 31, 2006 and $84,854 at June 30, 2006          16,060,375       16,362,011
    Inventories (note 6)                                         26,884,270       21,827,271
    Other receivables                                             1,763,909        1,336,009
    Prepaid expenses                                                987,355          584,321
    Deferred income taxes                                         1,012,287          716,287
    Other current assets                                          1,230,447          851,863
                                                              -------------    -------------
                Total current assets                            119,620,417      124,170,709

Securities held to maturity (note 5)                             19,865,894        6,131,425
Property, plant and equipment, net (note 7)                      31,226,848       27,635,161
Deferred income taxes                                                32,902           32,902
Goodwill                                                         30,715,861       30,715,861
Other intangible assets, net of accumulated amortization
    of $2,839,031 at December 31, 2006
    and $2,684,595 at June 30, 2006 (note 3)                        185,935          340,371
Other assets                                                           --               --
                                                              -------------    -------------
                Total assets                                  $ 201,647,857    $ 189,026,429
                                                              =============    =============

      Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                          $   8,167,666    $   6,798,793
    Accrued expenses (note 8)                                     2,575,912        3,254,816
    Income taxes payable                                            191,420          703,488
    Customer advance payments                                       483,722          483,722
    Other current liabilities (note 9)                            1,216,752          769,523
                                                              -------------    -------------
                Total current liabilities                        12,635,472       12,010,342
Deferred income taxes                                             2,059,955        1,811,955
Pension and postretirement benefit obligation                     2,591,439        2,356,789
Other liabilities (note 9)                                          800,872          728,943
                                                              -------------    -------------
                Total liabilities                                18,087,738       16,908,029
                                                              -------------    -------------
Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 27,106,641 shares
       at December 31, 2006 and 26,857,554 at June 30, 2006         271,066          268,575
    Additional paid-in capital                                  186,180,433      181,780,660
    Retained earnings                                            77,478,825       70,493,853
    Accumulated other comprehensive loss                           (386,914)        (441,397)
                                                              -------------    -------------
                                                                263,543,410      252,101,691
    Less cost of 9,249,643 treasury shares
      at December 31, 2006 and June 30, 2006                     79,983,291       79,983,291
                                                              -------------    -------------
                Total stockholders' equity                      183,560,119      172,118,400
                                                              -------------    -------------
Total liabilities and stockholders' equity                    $ 201,647,857    $ 189,026,429
                                                              =============    =============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           December 31, 2006 and 2005
                                   (Unaudited)

                                                  December 31,     December 31,
                                                       2006             2005
                                                  -------------    -------------
                                                  (As restated)
Net sales                                          $ 30,322,785    $ 25,019,013

Cost of sales                                        19,425,005      16,273,387
                                                   ------------    ------------
        Gross profit                                 10,897,780       8,745,626
                                                   ------------    ------------
Operating expenses:
        Marketing                                     1,928,858       1,715,660
        Research and development                      2,192,823       2,268,438
        General and administrative                    2,760,742       2,523,124
                                                   ------------    ------------
              Total operating expenses                6,882,423       6,507,222
                                                   ------------    ------------
Operating income                                      4,015,357       2,238,404

Other income, primarily interest                        917,080         536,821
Interest expense                                         (6,143)         (6,143)
                                                   ------------    ------------
              Total other income                        910,937    $    530,678
                                                   ------------    ------------
Income before income taxes                            4,926,294       2,769,082

Income tax expense                                    1,165,000         759,000
                                                   ------------    ------------
Net income                                         $  3,761,294    $  2,010,082
                                                   ============    ============
     Basic earnings per share                      $       0.21    $       0.12
                                                   ============    ============
     Diluted earnings per share:                   $       0.21    $       0.11
                                                   ============    ============
Shares used in computing net earnings per share:
        Basic                                        17,622,700      17,020,360
                                                   ============    ============
        Diluted                                      18,088,109      17,595,314
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                                Six Months Ended
                           December 31, 2006 and 2005
                                   (Unaudited)

                                                   December 31,    December 31,
                                                       2006            2005
                                                   ------------    ------------
                                                  (As restated)
Net sales                                          $ 60,525,895    $ 49,633,371

Cost of sales                                        38,788,783      32,233,299
                                                   ------------    ------------
        Gross profit                                 21,737,112      17,400,072
                                                   ------------    ------------
Operating expenses:
        Marketing                                     3,741,564       3,483,739
        Research and development                      4,331,008       4,303,079
        General and administrative                    5,528,968       5,015,434
                                                   ------------    ------------
              Total operating expenses               13,601,540      12,802,252
                                                   ------------    ------------
Operating income                                      8,135,572       4,597,820

Other income, primarily interest                      1,813,686       1,124,565
Interest expense                                        (12,286)        (12,286)
                                                   ------------    ------------
              Total other income                      1,801,400    $  1,112,279
                                                   ------------    ------------
Income before income taxes                            9,936,972       5,710,099

Income tax expense                                    2,415,000       1,474,000
                                                   ------------    ------------
Net income                                         $  7,521,972    $  4,236,099
                                                   ============    ============
     Basic earnings per share                      $       0.43    $       0.25
                                                   ============    ============
     Diluted earnings per share:                   $       0.42    $       0.24
                                                   ============    ============
Shares used in computing net earnings per share:
        Basic                                        17,557,429      17,211,315
                                                   ============    ============
        Diluted                                      18,032,032      17,765,683
                                                   ============    ============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended
                           December 31, 2006 and 2005
                                   (Unaudited)

                                                                December 31, 2006  December 31, 2005
                                                                -----------------  -----------------
                                                                   (As restated)
Cash flows from operating activities:
     Net income                                                     $  7,521,972    $  4,236,099
     Adjustments to reconcile net income
       to net cash used in operating activities:
         Depreciation                                                  2,524,216       2,391,077
         Amortization of intangibles                                     154,436         166,435
         Gain on sale of land                                            (77,508)           --
         Loss on sales of equipment                                         --            15,875
         Deferred income taxes                                           254,000         156,405
         Stock based compensation                                      1,662,320       1,725,844
         Provision for doubtful accounts                                 (18,726)         (2,292)
         Changes in operating assets and liabilities:
           Receivables                                                   (67,638)        874,917
           Inventories                                                (5,056,999)     (2,686,286)
           Other receivables                                            (427,900)          2,480
           Prepaids and other current assets                            (781,618)       (268,114)
           Accounts payable                                            1,368,873        (551,607)
           Accrued expenses                                             (678,904)        141,654
           Income taxes payable                                         (512,068)       (105,658)
           Customer advance payments                                        --           483,722
           Other liabilities                                              68,158          26,296
           Pension and postretirement benefit obligation                 234,650         341,425
                                                                    ------------    ------------
             Net cash provided by operating activities                 6,167,264       6,948,272
                                                                    ------------    ------------
Cash flows from investing activities:
     Capital expenditures                                             (6,172,903)     (2,989,171)
     Proceeds from sales of land                                         134,508            --
     Proceeds from sale of equipment                                        --             1,000
     Maturities of marketable debt and auction rate securities        62,568,681      39,120,237
     Purchase of marketable debt and auction rate securities         (63,216,550)    (35,610,000)
                                                                    ------------    ------------
             Net cash provided by (used in) investing activities      (6,686,264)        522,066
                                                                    ------------    ------------
Cash flows from financing activities:
     Stock options exercised                                           2,111,188         646,209
     Tax benefit from exercise of stock options                          628,756         378,318
     Purchase of treasury stock                                             --        (9,792,475)
                                                                    ------------    ------------
             Net cash provided by (used in) financing activities       2,739,944      (8,767,948)
                                                                    ------------    ------------
     Effect of exchange rates                                             54,483          25,783
                                                                    ------------    ------------
             Net increase (decrease) in cash and cash equivalents      2,275,427      (1,271,827)
Cash and cash equivalents at beginning of period                      15,733,214       5,900,841
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $ 18,008,641    $  4,629,014
                                                                    ============    ============
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Period For:
       Interest                                                     $     12,286    $     12,286
                                                                    ============    ============
       Income taxes, net of refunds                                 $  2,044,312    $  1,021,935
                                                                    ============    ============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006. The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2007, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the six months ended December 31, 2006 and 2005 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Restatement of Financial Statements

The Company has determined that in the fourth quarter of fiscal year 2007, accounting errors had occurred at its China subsidiary which were caused by unapproved and undetected changes in procedures over accounting for the reconciliation of inventory and the recording of vendor payables for materials received and, but not yet invoiced at the China facility, resulting in a misstatement of pretax income and inventory. As a result of these errors, the Company has determined that its inventory was understated at December 31, 2006 and its net income for the three and six months ended December 31, 2006 was overstated. Additionally, the Company has corrected certain errors in accounting for income taxes, equity based compensation and pension expense and, as part of the Company's adoption of the Securities and Exchange Commissions Staff Accounting Bulletin No. 108, the Company has corrected errors in their warranty expense and allowance for sales returns.

The Company's previously issued condensed consolidated financial statements for the three months ended December 31, 2006 have been restated to correct the accounting for the following items:


      o Recording in the second quarter of fiscal 2007 an increase in other liabilities of $451,000, a reduction in accounts receivable of $388,000, an increase in deferred tax benefits of $302,000 and a net reduction in retained earnings of $537,000 to reflect the adoption of SAB 108 to establish warranty reserve and sales return allowance accounts.

      o Recording in the second quarter and first six months of fiscal 2007, additional cost of sales of $333,000 to correct the recording of vendor payables for items received but not yet invoiced and inventory reconciliation errors. Recording a corresponding increase in accounts payable of $398,000 and an increase in inventory of $65,000

      o Recording in the second quarter and first six months of fiscal 2007, an $83,000 reduction in cost of sales due to a reduction in pension expense in the second quarter and first six months and a reduction in other liabilities of $83,000 at December 31, 2006.

      o Recording in the second quarter and first six month of fiscal 2007 a reduction in cost of sales of $49,000 resulting from a reduction in warranty expense and a corresponding reduction in other liabilities at December 31, 2006 of $49,000.

      o Recording in the second quarter of fiscal 2007 a reduction in sales and accounts receivable of $3,000 to adjust the sales return allowance.

      o Recording in the second quarter and first six months of fiscal 2007 an increase in general and administrative expense of $34,000 and a corresponding increase in additional paid in capital of $34,000 at December 31, 2006 to correct equity based compensation expense for the quarter.

      o Recording in the second quarter and first six months of fiscal 2007 an increase in income tax expense of $49,000, an increase in taxes payable of $43,000 and a decrease in deferred tax benefits of $6,000 to correct taxes payable at December 31, 2006.

The following tables summarize the effect of the restatement adjustments on the consolidated condensed financial statements as of and for the three and six months ended December 31, 2006:

Statement of Earnings:
                                              Three Months Ended December 31
                                        ----------------------------------------
                                           2006
                                        Previously                       2006
                                         Reported       Adjustments  As restated
                                        -----------    ------------  -----------
Sales                                   $30,325,785        (3,000)   $30,322,785
Cost of sales                            19,224,005       201,000     19,425,005
                                        -----------      --------    -----------
Gross profit                             11,101,780      (204,000)    10,897,780
                                        -----------      --------    -----------
General and administrative                2,726,742        34,000      2,760,742
                                        -----------      --------    -----------
Total operating expenses                  6,848,423        34,000      6,882,423
                                        -----------      --------    -----------
Operating income                          4,253,357      (238,000)     4,015,357
                                        -----------      --------    -----------
Income before income taxes                5,164,294      (238,000)     4,926,294
Income tax expense                        1,116,000        49,000      1,165,000
                                        -----------      --------    -----------
Net income                              $ 4,048,294      (287,000)   $ 3,761,294
                                        ===========      ========    ===========
     Basic earnings per share           $      0.23          (.02)   $      0.21
                                        ===========      ========    ===========
     Diluted earnings per share         $      0.22          (.01)   $      0.21
                                        ===========      ========    ===========

                                               Six Months Ended December 31
                                        ----------------------------------------
                                           2006
                                        Previously                       2006
                                         Reported      Adjustments   As restated
                                        -----------      --------    -----------
Sales                                   $60,528,895        (3,000)   $60,525,895
Cost of sales                            38,587,783       201,000     38,788,783
                                        -----------      --------    -----------
Gross profit                             21,941,112      (204,000)    21,737,112
                                        -----------      --------    -----------
General and administrative                5,494,968        34,000      5,528,968
                                        -----------      --------    -----------
Total operating expenses                 13,567,540        34,000     13,601,540
                                        -----------      --------    -----------
Operating income                          8,373,572      (238,000)     8,135,572
                                        -----------      --------    -----------
Income before income taxes               10,174,972      (238,000)     9,936,972
Income tax expense                        2,366,000        49,000      2,415,000
                                        -----------      --------    -----------
Net income                              $ 7,808,972      (287,000)   $ 7,521,972
                                        ===========      ========    ===========
     Basic earnings per share           $      0.44          (.01)   $      0.43
                                        ===========      ========    ===========
     Diluted earnings per share         $      0.43          (.01)   $      0.42
                                        ===========      ========    ===========

Balance Sheet:
                                                 As of December 31
                                   ---------------------------------------------
                                       2006
                                    Previously                          2006
                                     Reported       Adjustments      As restated
                                   ------------    ------------     ------------
Accounts receivable                $ 16,451,375        (391,000)    $ 16,060,375
Inventories                          26,819,270          65,000       26,884,270
Deferred income taxes                   716,287         296,000        1,012,287
                                   ------------    ------------     ------------
Total current assets                119,650,417         (30,000)     119,620,417
                                   ------------    ------------     ------------
Total assets                        201,677,857         (30,000)     201,647,857
                                   ============    ============     ============
Accounts payable                      7,769,666         398,000        8,167,666
Income taxes payable                    148,420          43,000          191,420
Other current liabilities               814,752         402,000        1,216,752
                                   ------------    ------------     ------------
Total current liabilities            11,792,472         843,000       12,635,472
Pension and postretirement
  benefit obligation                  2,674,439          83,000        2,591,439
                                   ------------    ------------     ------------
Total liabilities                    17,327,738         760,000       18,087,738
                                   ------------    ------------     ------------
Additional paid-in capital          186,146,433          34,000      186,180,433
Retained earnings                    78,302,825        (824,000)      77,478,825
                                   ------------    ------------     ------------
Total stockholders' equity          184,350,119        (790,000)     183,560,119
                                   ------------    ------------     ------------
Total liabilities and
  stockholders' equity             $201,677,857         (30,000)    $201,647,857
                                   ============    ============     ============

The adjustments to the balance sheet and income statement at and for the three and six months ended December 31, 2006 had no impact on total cash flows from operating, investing and financing activities.

The restatement of the consolidated financial statements also affected footnotes 2, 4, 6, 9, 10, 11, and 12.

NOTE 2: Adoption of SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year misstatements when Quantifying misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB 108, both the balance sheet and the income statement approach must be considered when evaluating the materiality of misstatements. The Company adopted SAB 108 in the fourth quarter of 2007, effective July 1, 2006. After applying the dual approach, the accounting errors relating to the warranty accrual and the sales returns reserve, that were recorded on a cash basis as the events occurred and were deemed immaterial in the prior years using the income statement approach, were deemed material to the current year financial statements using the balance sheet approach. In accordance with SAB 108, the cumulative effect adjustment of these accounting changes was recorded to the beginning retained earnings as of July 1, 2006. The impact of the two items noted above on the July 1, 2006 balances are presented below:

   Accounts receivable                             $(388,000)
   Other liabilities                                (451,000)
         Total:                                     (839,000)
   Less deferred tax benefit                         302,000
                                                   ---------
   Adjustment to retained earnings                 $(537,000)
                                                   =========

NOTE 3: Intangible Assets

Intangible assets as of December 31, 2006 and June 30, 2006 are as follows:

                                    December 31                 June 30
                              ------------------------  ------------------------
                                 Gross                    Gross
                               Carrying    Accumulated   Carrying   Accumulated
                                Amount    Amortization    Amount    Amortization
                              ----------  ------------  ----------  ------------
Patent                        $  574,966   $  539,031   $  574,966   $  503,095
Customer Relationships         1,350,000    1,200,000    1,350,000    1,087,500
Trade Name                       320,000      320,000      320,000      320,000
Non-Competition Agreements       180,000      180,000      180,000      174,000
Favorable Lease                  600,000      600,000      600,000      600,000
                              ----------  -----------   ----------   ----------
  Total                       $3,024,966   $2,839,031   $3,024,966   $2,684,595

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

Year Ending June 30,
               2007                                            $        148,439
               2008                                            $         37,496
               2009                                            $              0
               2010                                            $              0
               2011                                            $              0

NOTE 4: Equity-Based Compensation

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

Total stock-based compensation expense recognized for the three months and six months ended December 31, 2006 was $853,883 (As restated) and $1,681,691 (As restated), respectively. These amounts include $108,609 and $190,892 related to the Company's restricted stock program (see restricted stock programs below) and $725,903 (As restated) and $1,471,428 (As restated) related to the Company's stock option program for the three and six month periods, respectively.

As a result of the adoption of SFAS 123R, both operating income and income before taxes for the three month and six months ended December 31, 2006 were reduced by $853,883 (As restated) and $1,681,691 (As restated), respectively. Net income was reduced by $668,643 and $1,347,451, or $0.04, and $0.07 per diluted share for the three and six month periods, respectively.

Stock-based compensation expense included in operating expenses is as follows for the three month periods ended December 31:

                                                                  2006
                                               -------------------------------------------
                                                  Stock                         Total
                                                  option       Restricted    stock-based
                                                  program         stock      compensation
                                               (As restated)     program     (As restated)
                                               -------------   ----------    -------------
Cost of goods sold ...........................    $161,027      $ 62,249        $223,276
Marketing ....................................      59,262          --            59,262
Research and development .....................     103,965          --           103,965
General and administrative ...................     401,649        46,360         448,009
                                                  --------      --------        --------
      Total cost of stock-based compensation .     725,903       108,609         834,512
Change in amounts capitalized in inventory ...      19,371          --            19,371
                                                  --------      --------        --------
Net stock-based compensation expense .........    $745,274      $108,609        $853,883
                                                  ========      ========        ========
Amount of related income tax benefit
  recognized in income .......................    $148,701      $ 36,539        $185,240
                                                  ========      ========        ========

                                                                 2005
                                               -------------------------------------------
                                                  Stock        Restricted        Total
                                                  option         stock        stock-based
                                                  program       program       compensation
                                               -------------   ----------    -------------
Cost of goods sold ............................   $197,061      $ 26,634        $223,695
Marketing .....................................     68,452          --            68,452
Research and development ......................    127,702          --           127,702
General and administrative ....................    441,074         3,000         444,074
                                                  --------      --------        --------
      Total cost of stock-based compensation ..    834,289        29,634         863,923
Change in amounts capitalized in inventory ....       --            --              --
                                                  --------      --------        --------
Net stock-based compensation expense ..........   $834,289      $ 29,634        $863,923
                                                  ========      ========        ========
Amount of related income tax benefit
  recognized in income ........................   $ 75,297      $ 11,261        $ 86,558
                                                  ========      ========        ========

Stock-based compensation expense included in operating expenses is as follows for the six month periods ended December 31:

                                                                  2006
                                               -------------------------------------------
                                                  Stock                         Total
                                                  option       Restricted    stock-based
                                                  program         stock      compensation
                                               (As restated)     program     (As restated)
                                               -------------   ----------    -------------
Cost of goods sold ............................ $  377,889    $  112,626      $  490,515
Marketing .....................................    123,116          --           123,116
Research and development ......................    172,636          --           172,636
General and administrative ....................    797,787        78,266         876,053
                                                ----------    ----------      ----------
      Total cost of stock-based compensation...  1,471,428       190,892       1,662,320
Change in amounts capitalized in inventory ....     19,371          --            19,371
                                                ----------    ----------      ----------
Net stock-based compensation expense .......... $1,490,799    $  190,892      $1,681,691
                                                ==========    ==========      ==========
Amount of related income tax benefit
  recognized in income ........................ $  261,701    $   72,539      $  334,240
                                                ==========    ==========      ==========

                                                                  2005
                                               -------------------------------------------
                                                  Stock        Restricted       Total
                                                  option         stock       stock-based
                                                  program       program      compensation
                                               -------------   ----------    -------------
Cost of goods sold ............................ $  521,823    $   53,267      $  575,090
Marketing .....................................    136,905          --           136,905
Research and development ......................    127,702          --           127,702
General and administrative ....................    882,147         4,000         886,147
                                                ----------    ----------      ----------
      Total cost of stock-based compensation...  1,668,577        57,267       1,725,844
Change in amounts capitalized in inventory ....       --            --              --
                                                ----------    ----------      ----------
Net stock-based compensation expense .......... $1,668,577    $   57,267      $1,725,844
                                                ==========    ==========      ==========
Amount of related income tax benefit
  recognized in income ........................ $  128,080    $   21,761      $  149,841
                                                ==========    ==========      ==========


As of December 31, 2006, there were 2,403,120 stock options outstanding. At December 31, 2006, the aggregate unrecognized compensation cost of unvested options, as determined using a Black-Scholes option valuation model, was $7,228,651 (As restated) (net of estimated forfeitures) which is expected to be recognized as compensation expense in fiscal years 2007 through 2012. The aggregate intrinsic value of these options based on the original grant date was $9,125,792 (net of forfeitures). As of December 31, 2006, 1,396,115 stock options were exercisable, which represents an aggregate intrinsic value of $5,932,680.

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

Information with respect to this Plan is as follows:

                                                                       Weighted
                                                                       average
                                           Total          Option       exercise
                                          shares           price        price
                                        ---------    ---------------  ---------
Outstanding at June 30, 2005 .......... 2,782,780    $ 2.27 to 57.59   $14.73
   Issued .............................   387,500     11.97 to 21.15    14.22
   Exercised ..........................  (664,103)     2.27 to 20.17     8.04
   Expired ............................   (36,090)    14.73 to 57.59    39.05
   Forfeited ..........................   (24,180)     9.51 to 53.00    14.43
                                        ---------
Outstanding at June 30, 2006 .......... 2,445,907    $ 2.27 to 54.00   $15.91
   Issued .............................   186,850     19.56 to 20.00    19.56
   Exercised ..........................  (200,637)     2.27 to 19.21    10.97
   Expired ............................   (23,100)    15.00 to 19.21    18.81
   Forfeited ..........................    (5,900)     9.51 to 14.73    14.21
                                        ---------
Outstanding at December 31, 2006 ...... 2,403,120    $ 2.27 to 54.00   $16.77
                                        =========
Shares exercisable at
   December 31, 2006 .................. 1,396,115    $ 2.27 to 54.00   $17.27
                                        =========

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2006:

             Options outstanding                       Options exercisable
   ---------------------------------------      --------------------------------
                               Weighted         Weighted                Weighted
     Range of                   average         average                 average
     exercise                  remaining        exercise                exercise
      prices        Shares   life in years        price      Shares       price
   -------------  ---------  -------------      --------    ---------   --------
   $1.00 - 5.00       5,000        .39            $ 2.28        5,000    $ 2.28
    5.01 - 15.00  1,872,546       6.80              6.72    1,067,391     11.19
   15.01 - 40.00    354,974       7.45             19.86      153,124     20.25
   40.01 - 65.00    170,600       4.32             53.04      170,600     53.04
                  ---------                                 ---------
                  2,403,120                                 1,396,115
                  =========                                 =========

During the six months ended December 31, 2006, the per-share weighted average fair value of the nonstatutory stock options granted was $13.89. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending December 31:

                                                2006                2005
                                                ----                ----
     Expected option life (using the
       Simplified Method) ...............  6.0 - 6.5 years    6.0 - 6.5 years
     Weighted average risk-free
       interest rate ....................    4.56% - 4.87%       3.92 - 4.34%
     Weighted average expected
       volatility .......................  60.00% - 75.00%    61.00% - 69.00%
     Dividend ...........................             0.0%               0.0%

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

NOTE 5: Securities

The amortized cost and fair value of securities are as follows:

                                                              December 31, 2006
                                         ------------------------------------------------------
                                                          Gross         Gross
                                           Amortized   Unrealized     Unrealized
                                             Cost         Gains         Losses      Fair Value
                                         -----------   -----------   -----------    -----------
Securities available for sale:
 Auction securities                      $29,009,921   $        --   $        --    $29,009,921
                                         -----------   -----------   -----------    -----------
     Total securities
     available-for-sale                  $29,009,921   $        --   $        --    $29,009,921
                                         ===========   ===========   ===========    ===========
Securities held to maturity:
 Municipal bonds                         $36,184,775   $        --      $(81,455)   $36,103,320
 Commercial paper                          3,010,363            --            --      3,010,363
 Corporate bonds                           1,486,709           178            --      1,486,887
 Federal Agency Bond                       3,847,259            --        (8,711)     3,838,548
                                         -----------   -----------   -----------    -----------
     Total securities held to maturity   $44,529,106          $178      $(90,166)   $44,439,118
                                         ===========   ===========   ===========    ===========

                                                                June 30, 2006
                                         --------------------------------------------------------
                                                            Gross         Gross
                                          Amortized      Unrealized     Unrealized
                                            Cost            Gains         Losses      Fair Value
                                         -----------   --------------   ----------    -----------
Securities available for sale:
 Auction rate securities                 $35,635,000   $           --   $       --    $35,635,000
                                         ===========   ==============   ==========    ===========
     Total securities
       Available-for-sale                $35,635,000   $           --   $       --    $35,635,000
                                         ===========   ==============   ==========    ===========
Securities held to maturity:
 Municipal bonds                         $29,056,496   $           --    $(143,144)   $28,913,352
 Commercial paper                          2,976,555               --         --        2,976,555
 Corporate bonds                           1,824,132            1,989       (2,666)     1,823,455
 Federal agency bonds                      3,398,975               --      (41,890)     3,357,085
                                         -----------   --------------   ----------    -----------
     Total securities held to maturity   $37,256,158           $1,989    $(187,700)   $37,070,447
                                         ===========   ==============   ==========    ===========

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

                              December 31, 2006              June 30, 2006
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

                              December 31, 2006              June 30, 2006
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

NOTE 6: Inventories

Inventories are summarized as follows:

                                            December 31, 2006      June 30, 2006
                                            -----------------      -------------
                                              (As restated)

Component parts                                $13,242,650            $9,936,858
Work in process                                  8,364,709             8,330,110
Finished goods                                   5,276,911             3,560,303
                                               -----------           -----------
                                               $26,884,270           $21,827,271
                                               ===========           ===========

NOTE 7: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                            December 31, 2006      June 30, 2006
                                            -----------------      -------------
Land and land improvements                       $ 2,150,823        $ 2,207,823
Construction in process                            3,958,809          1,918,653
Buildings, furniture and fixtures                 17,578,862         16,608,430
Machinery and equipment                           60,338,386         57,176,071
                                                 -----------        -----------
                                                 $84,026,880        $77,910,977
Less accumulated depreciation
 and amortization                                (52,800,032)       (50,275,816)
                                                 -----------        -----------
                                                 $31,226,848        $27,635,161
                                                 ===========        ===========

NOTE 8: Accrued Expenses

Accrued expenses consist of the following:

                                            December 31, 2006      June 30, 2006
                                            -----------------      -------------
Compensation                                    $1,535,573            $2,082,104
Commissions                                        789,361               732,749
Health insurance                                   255,201               294,500
Other                                               (4,223)              145,463
                                                ----------            ----------
                                                $2,575,912            $3,254,816
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

NOTE 9: Other Liabilities

Other liabilities consist of the following:

                                              December 31, 2006    June 30, 2006
                                              -----------------    -------------
                                                (As restated)

Deferred compensation                             $  865,872          $  793,943
Pension liability                                    325,743             312,660
Warranty                                             402,000                --
Other                                                424,009             391,863
                                                  ----------          ----------
                                                   2,017,624           1,498,466
Less current portion                               1,216,752             769,523
                                                  ----------          ----------
                                                  $  800,872          $  728,943
                                                  ==========          ==========

NOTE 10: Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 401,716 and 1,065,952 at December 31, 2006 and 2005, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                    Three Months Ended          Six Months Ended
                                                         December 31                December 31
                                                --------------------------  --------------------------
                                                    2006           2005          2006           2005
                                                -------------   ----------  -------------   ----------
                                                (As restated)               (As restated)
Numerator:
Net income                                        $3,761,294    $2,010,082    $7,521,972    $4,236,099
                                                  ==========    ==========    ==========    ==========
Denominator:
Denominator for basic earnings
         per share:
           Weighted average shares outstanding    17,622,700    17,020,360    17,557,429    17,211,315
                                                  ==========    ==========    ==========    ==========
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding      17,622,700    17,020,360    17,557,429    17,211,315
         Common stock options
           and restricted stock                      465,409       574,954       474,603       554,368
                                                  ----------    ----------    ----------    ----------
Weighted average shares and conversions           18,088,109    17,595,314    18,032,032    17,765,683
                                                  ==========    ==========    ==========    ==========

NOTE 11: Components of Net Periodic Pension Benefit Costs

                                                    Three Months Ended          Six Months Ended
                                                         December 31                December 31
                                                --------------------------  --------------------------
                                                    2006           2005          2006           2005
                                                -------------   ----------  -------------   ----------
                                                (As restated)               (As restated)
Service cost                                         $71,588       $85,587      $143,176      $171,174
Interest cost                                        164,700       151,795       329,400       303,590
Expected return on plan assets                      (185,068)     (173,365)     (370,136)     (346,730)
Amortization of prior service cost                      (325)         (808)         (650)       (1,616)
Amortization of the net (gain) loss                   18,386        47,436        36,772        94,872
                                                  ----------    ----------    ----------    ----------
Net periodic benefit cost                            $69,281      $110,645      $138,562      $221,290
                                                  ==========    ==========    ==========    ==========

Expected Pension Contributions

Expected contributions for fiscal 2007 are $336,165.

Estimated Future Pension Benefit Payments

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

July 1, 2006 - June 30, 2007 ................................    $   419,601
July 1, 2007 - June 30, 2008 ................................        480,626
July 1, 2008 - June 30, 2009 ................................        487,453
July 1, 2009 - June 30, 2010 ................................        525,600
July 1, 2010 - June 30, 2011 ................................        543,938
Years 2012 - 2016 ...........................................      3,122,875

NOTE 12: Components of Net Periodic Postretirement Health Benefit Costs

                                      Three Months Ended      Six Months Ended
                                          December 31            December 31
                                      -------------------   --------------------
                                        2006        2005      2006        2005
                                      -------     -------   --------   --------
Service cost                          $18,677     $14,285   $ 37,354   $ 28,570
Interest cost                          36,665      46,327     73,330     92,654
Amortization of the net (gain) loss    13,208      18,788     26,416     37,576
                                      -------     -------   --------   --------
Postretirement Health                 $68,550     $79,400   $137,100   $158,800
                                      =======     =======   ========   ========

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                          Space &   Corporate and
                                           Wireless       Defense    Unallocated    Consolidated
                                          ----------    ----------  -------------   ------------
Net sales:
Three months ended:
       December 31, 2006 (As restated)    16,998,534    13,324,251            --    30,322,785
       December 31, 2005                  15,494,100     9,524,913            --    25,019,013
Six months ended:
       December 31, 2006 (As restated)    36,825,941    23,699,954            --    60,525,895
       December 31, 2005                  31,904,835    17,728,536            --    49,633,371

Operating income:
Three months ended:
       December 31, 2006 (As restated)     1,199,641     2,815,716            --     4,015,357
       December 31, 2005                   1,233,695     1,004,709            --     2,238,404
Six months ended:
       December 31, 2006 (As restated)     3,934,703     4,200,869            --     8,135,572
       December 31, 2005                   3,278,886     1,318,934            --     4,597,820

Goodwill and intangible assets:
     December 31, 2006                    30,901,796            --            --    30,901,796
     June 30, 2006                        31,056,232            --            --    31,056,232

Identifiable assets:*
       December 31, 2006 (As restated)    23,226,038    20,014,607   127,505,416   170,746,061
       June 30, 2006                      20,376,293    17,944,131   119,649,773   157,970,197

Depreciation:**
Three months ended:
       December 31, 2006                     631,936       569,187             --    1,201,123
       December 31, 2005                     607,047       582,111             --    1,189,158
Six months ended:
       December 31, 2006                   1,406,897     1,117,319             --    2,524,216
       December 31, 2005                   1,245,959     1,145,118             --    2,391,077

Intangibles amortization: ***
Three months ended:
       December 31, 2006                      74,218            --             --       74,218
       December 31, 2005                      83,217            --             --       83,217
Six months ended:
       December 31, 2006                     154,436            --             --      154,436
       December 31, 2005                     166,435            --             --      166,435

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

The purpose of this amended Quarterly Report on Form 10-Q/A of Anaren, Inc. (the "Company") is to restate the Company's consolidated condensed financial statements for the three and six months ended December 31, 2006 ("the financial statements") and to modify the related disclosures. See note 1 to the consolidated condensed financial statements included in this amended Quarterly Report. The restatement arose from the Company's determination that accounting errors had occurred at its China subsidiary. The accounting errors were caused by a material weakness in the Company's risk assessment and oversight controls as disclosed in the June 30, 2007 Annual Report Form 10-K. The unapproved and undetected changes in procedures over accounting for the reconciliation of inventory and the recording of vendor payables for materials received, but not yet invoiced at the China facility resulted in a misstatement of pre-tax income and inventory. Additionally, the Company has corrected certain errors in accounting for income taxes, equity based compensation and pension expense; and, as part of the Company's adoption of the Securities and Exchange Commissions Staff Accounting Bulletin No. 108, the Company has corrected errors in their warranty expense and allowance for sales returns. As a result of these errors, the Company has determined that its pre-tax income for the three and six months ended December 31, 2006 was overstated by $238,000.

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

Third Quarter of Fiscal 2007 Outlook

For the third quarter, the Company expects moderate demand for wireless infrastructure products, a seasonally driven decrease in demand for the consumer component product line and increased sales for the Space & Defense segment as a result of recent new contract wins. As a result, the Company expects net sales to be in the range of $27.0 - $30.0 million for the third quarter of fiscal 2007. With an anticipated tax rate of approximately 25.0% and an expected stock based compensation expense of approximately $0.04 per diluted share, we expect net earnings per diluted share to be in the range of $0.16 - $0.21 for the third quarter.

Results of Operations

Net sales from continuing operations for the three months ended December 31, 2006 were $30.3 million, up $5.3 million from $25.0 million for the second quarter of fiscal 2006. Net income for the second quarter of fiscal 2007 was $3.8 million (As restated), or 12.4% (As restated) of net sales, up $1.8 million (As restated), or 90.0% (As restated) from net income of $2.0 million in the second quarter of fiscal 2006.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                      Three Months Ended      Six Months Ended
                                    ---------------------- ---------------------
                                       Dec. 31,   Dec. 31, Dec. 31,   Dec. 31,
                                         2006       2005     2006       2005
                                    ------------- -------- ------- -------------
                                    (As restated)                  (As restated)
Net Sales                                100.0%    100.0%    100.0%    100.0%

Cost of sales                             64.1%     65.0%     64.1%     64.9%
                                          ----      ----      ----      ----
Gross profit                              35.9%     35.0%     35.9%     35.1%
                                          ----      ----      ----      ----
Operating expenses:
   Marketing                               6.4%      6.9%      6.2%      7.0%
   Research and development                7.2%      9.1%      7.2%      8.7%
   General and administrative              9.1%     10.1%      9.1%     10.1%
                                          ----      ----      ----      ----
     Total operating expenses             22.7%     26.1%     22.5%     25.8%
                                          ----      ----      ----      ----
Operating income                          13.2%      8.9%     13.4%      9.3%
                                          ----      ----      ----      ----
Other income (expense):
     Other, primarily interest income      3.0%      2.1%      3.0%      2.2%
     Interest expense                      0.0%      0.0%      0.0%      0.0%
                                          ----      ----      ----      ----
     Total other income (expense), net     3.0%      2.1%      3.0%      2.2%
                                          ----      ----      ----      ----
Income before income taxes                16.2%     11.0%     16.4%     11.5%
Income taxes                               3.8%      3.0%      4.0%      3.0%
                                          ----      ----      ----      ----
   Net income                             12.4%      8.0%     12.4%      8.5%
                                          ====      ====      ====      ====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                   Three Months Ended        Six Months Ended
                               -----------------------   -----------------------
                                December 31               December 31
                               (As restated)             (As restated)
                                    2006         2005         2006         2005
                               -------------   -------   -------------   -------
Wireless                          $16,999      $15,494      $36,826      $31,905
Space and Defense                  13,324        9,525       23,700       17,728
                                  -------      -------      -------      -------
     Total                        $30,323      $25,019      $60,526      $49,633
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

Wireless product sales rose $1.5 million, or 9.7% in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, due to a $900,000 increase in shipments of standard Wireless components in the second quarter of fiscal 2007 compared to the same quarter in fiscal 2006 due to a continuing higher level of worldwide demand for infrastructure products. Additionally, new Wireless consumer product sales increased $729,000 or 68.0% in the current second quarter compared to the second quarter of fiscal 2006, reflecting the improving customer acceptance of our new commercial products.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar, receiver, and countermeasure subsystems for the military. Sales of Space and Defense products rose $3.8 million, or 40.0% in the second quarter of fiscal 2007 compared to the second quarter of the previous fiscal year. This increase consisted of a $3.7 million increase in Defense product shipments during the current second quarter compared to the same quarter in fiscal 2006. Defense product sales are increasing due to the higher level of new business booked by the Company over the last two fiscal years. Additionally, shipments under the initial production phase of a contract with SRC Tec, Inc. for components used in a system designed to counter remote controlled improvised explosive devices (Counter IED) amounted to $3.5 million in the quarter. Shipments under this contract are expected to continue at the current rate through the third quarter of fiscal 2007 and then fall to a rate of approximately $0.5 - $1.0 million per quarter in the fourth quarter and beyond.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the second quarter of fiscal 2007 was $10.9 million (As restated), (35.9% (As restated) of net sales), up $2.2 million (As restated) from $8.7 million (35.0% of net sales) for the same quarter of the prior year. Gross profit on sales increased in the second quarter of fiscal 2007 over the second quarter of last year due to the substantial rise in overall sales of $5.3 million and a more favorable product mix resulting from the increase in sales of higher margin standard Wireless components and the large increase in overall Defense product sales in the current quarter.

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

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $2.2 million (7.2% of net sales) in the second quarter of fiscal 2007, down 3.0% from $2.3 million (9.1% of net sales) for the second quarter of fiscal 2006. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense Group. Research and Development expenditures have fluctuated with the level of opportunities in the marketplace which have resulted in the hiring of additional personnel over the last twelve months to do development work. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 9.4% (As restated) to 2.8 million (As restated) (9.1% (As restated) of net sales) for the second quarter of fiscal 2007 from $2.5 million (10.1% of net sales) for the second quarter of fiscal 2006. The increase resulted primarily from additional personnel costs due to the expanded level of the Company's business, as well as, additional outside consulting services retained by the Company for specific short term initiatives.

Operating Income. Operating income rose 79.4% (As restated) in the second quarter of fiscal 2007 to $4.0 million (As restated) (13.2% (As restated) of sales) compared to $2.2 million (8.9% of net sales) for the second quarter of fiscal 2006. On a reporting segment basis, Wireless operating income was $1.2 million (As restated) for the second quarter of fiscal 2007, remaining flat compared to the same period fiscal 2006

Space and Defense operating income was $2.8 million (As restated) (21.1% (As restated) of Space and Defense net sales), for the second quarter of fiscal 2007, up $1.8 million (As restated) from $1.0 million for the second quarter of fiscal 2006. Operating margins in this group have improved as a result of efficiencies realized from both the overall $5.3 million increase in sales volume and the $3.8 million rise in shipments of Space and Defense Group products in the current second quarter resulting from the $3.5 million of initial production shipments of "Counter IED" products, over the same quarter of the prior year.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the second quarter of fiscal 2007 was $6,000; unchanged from the second quarter of fiscal 2006.

Other Income. Other income is primarily interest income received on invested cash balances. Other income increased 71.0% to $917,000 in the second quarter of fiscal 2007 compared to $537,000 for the second quarter of last year. This increase was caused mainly by the rise in market interest rates over the last twelve months and the approximately $5.0 million increase in investable cash balances during the second quarter. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the second quarter of fiscal 2007 were $1.2 million (As restated) (3.8% (As restated) of net sales), including a tax benefit resulting from the renewal of the federal research and experimentation credit retroactively to January 2006, representing an effective tax rate of 23.6% (As restated). This compares to income tax expense of $759,000 (3.0% of net sales) for the second quarter of fiscal 2006, representing an effective tax rate of 27.4%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2007 is approximately 25.0% compared to an actual effective tax rate of 22.1% for fiscal 2006. The increase in the projected effective tax rate is due mainly to the higher level of taxable income the Company is currently generating.

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

The increase in sales of Wireless products was a result of a rise in worldwide customer demand for Wireless infrastructure products over the past year. Wireless product sales rose $4.9 million or 15.0% in the first half of fiscal 2007 compared to the first six months of fiscal 2006, due to a $1.4 million increase in shipments of custom products resulting from higher demand from Nokia, a $1.4 million increase (60.0%) in sales of new consumer component products and a $2.1 million rise in sales of standard Wireless components used mainly in power amplifier basestation applications.

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

Gross Profit. Gross profit for the first half of fiscal 2007 was $21.7 million (As restated), (35.9% (As restated) of net sales), up $4.3 million (As restated) from $17.4 million (35.1% of net sales) for the same period of the prior year. Gross profit on sales increased in the first half of fiscal 2007 over the first half of last year due to the substantial rise in overall sales of $10.9 million including a substantial increase in defense sales and a more favorable product mix resulting from the increase in sales of higher margin standard wireless components in the current six months compared to the first half of last year.

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

Research and Development. Research and development expenses were $4.3 million (7.2% (As restated) of net sales) in the first six months of fiscal 2007, unchanged from $4.3 million (8.7% of net sales) for the first six months of fiscal 2006. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense Group. Internal Research and Development expenditures have increased with the higher level of opportunities in the marketplace. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses increased 10.2% to $5.5 million (9.1% of net sales) for the first half of fiscal 2007 from $5.0 million (10.1% of net sales) for the first half of fiscal 2006. The increase resulted primarily from additional personnel costs due to the expanded level of Company business, a one-time, first quarter write down of the China facility leasehold improvement costs of $80,000 resulting from the move to a new larger facility, and additional outside consulting services retained by the Company for specific short-term initiatives.

Operating Income. Operating income rose 77.0% (As restated) in the first six months of fiscal 2007 to $8.1 million (As restated) (13.4% (As restated) of sales) compared to $4.6 million (9.3% of net sales) for the first six months of fiscal 2006. On a reporting segment basis, Wireless operating income was $3.9 million (As restated) for the first six months of fiscal 2007, up $656,000 (As restated), or 20.9% (As restated), from Wireless operating income of $3.3 million in the first half of fiscal 2006. Wireless operating income improved significantly in the current first six months as compared to the first half of last fiscal year. This increase was due to efficiency gains derived from the large overall increase in sales and a more favorable Wireless product mix.

Space and Defense operating income was $4.2 million (As restated) (17.7% of Space and Defense net sales), for the first half of fiscal 2007, up $2.9 million (As restated) from $1.3 million for the first half of fiscal 2006. Operating margins in this group have improved as a result of efficiencies realized from both the overall $10.9 million increase in sales volume and the $6.0 million rise in shipments of Space and Defense Group products in the current first six months resulting from $4.0 million of initial production shipments of "Counter IED" products in the first half of fiscal 2007, compared to the same six months of the prior year.

Interest Expense. Interest expense represents interest paid on a deferred obligation. Interest expense for the first half of fiscal 2007 was $12,000; no change from the first half of fiscal 2006.

Other Income. Other income is primarily interest income received on invested cash balances and gains on the sale of land. Other income increased 61.0% to $1.8 million in the first half of fiscal 2007 compared to $1.1 million for the first half of last year. This increase was caused mainly by the rise in market interest rates over the last twelve months and a one-time gain of $80,000 on the sale of a small parcel of land during the current first quarter. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the first six months of fiscal 2007 were $2.4 million (4.0% (As restated) of net sales), including a tax benefit resulting from the renewal of the federal research and experimentation credit retroactive to January 1, 2006 representing an effective tax rate of 24.3% (As restated). This compares to income tax expense of $1,474,000 (3.0% of net sales) for the first six months of fiscal 2006, representing an effective tax rate of 25.8%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2007 is approximately 25.0% compared to an actual effective tax rate of 22.1% for fiscal 2006. The increase in the projected effective tax rate is due mainly to the higher level of taxable income the Company is currently generating.

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended December 31, 2006 was $6.2 million compared to net cash provided by operations for the first half of the prior year of $6.9 million. The positive cash flow from operations in the current six months was due to the high level of net income before depreciation and non cash equity compensation ($11.7 million) (As restated) which more than off-set the $5.0 million used to fund the current inventory increase. The positive cash flow from operations in the first half of fiscal 2006 was due primarily to income before depreciation and non cash equity compensation for the period of $8.4 million coupled with a $877,000 decline in trade and other receivables which off-set a $2.7 million increase in inventory.

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

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                    Payment Due by Period
                                -------------------------------------------------------------
                                               Less
                                  Total      than 1 Yr.    2-3 Yrs      4-5 Yrs    Over 5 Yrs
                                ----------   ----------  ----------   ----------   ----------
Contractual obligations
Operating leases - facilities   $4,907,470    $686,804   $1,373,607   $1,373,607   $1,473,452
Deferred compensation              343,671      65,000      130,000      130,000       18,671

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

Accounting for Pension and Other Postretirement Benefits -- In September 2006, the FASB published Statement of Financial Accounting No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires companies to report on their balance sheets the funded status of pension and other post retirement benefit plans. The proposal would also require companies to measure plan assets and obligations as of the employer's balance-sheet date. As a result, companies would recognize on their balance sheets actuarial gains and losses and prior service cost that have not yet been included in income. This could significantly increase reported liabilities for many companies with a corresponding reduction in equity reported as accumulated other comprehensive income. The provisions for the statement are effective for fiscal years ending after December 15, 2006, (the Company's 2007 fiscal year) with earlier application encouraged. The Company adopted SFAS No. 158 effective June 30, 2007, and the effect of the adoption did not have a material impact to the consolidated condensed financial statements.

In September 2006, SEC Staff Accounting Bulletin No. 108 was issued to provide guidance on Quantifying Financial Statement Misstatements. Staff Accounting Bulletin No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The SAB does not change the staff's previous guidance in SAB 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (the Company's fiscal 2007). The Company adopted SAB 108 effective July 1, 2006, see note 2 to the consolidated condensed financial statements.

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

Item 4.    Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Management has concluded that their disclosure controls and procedures were not effective at December 31, 2006 due to the material weaknesses in internal control over financial reporting as described below:

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

B. Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

----------------------------------------------------------------------------------------------------------
                                                                                      Maximum Number (or
                                                                 Total Number of      Approximate Dollar
                                                                Shares (or Units)    Value) of Shares (or
                  Total Number of                             Purchased as Part of    Units) that May Yet
                 Shares (or Units)      Average Price Paid     Publicly Announced     Be Purchased Under
  Period             Purchased         per Share (or Unit)      Plans or Programs    the Plans or Programs
----------------------------------------------------------------------------------------------------------
October 2006                   0                      --                    0              1,077,879
----------------------------------------------------------------------------------------------------------
November 2006                  0                      --                    0              1,077,879
----------------------------------------------------------------------------------------------------------
December 2006                  0                      --                    0              1,077,879
----------------------------------------------------------------------------------------------------------
Total                          0                      --                    0                     --
----------------------------------------------------------------------------------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's Annual shareholders' meeting was held on November 2, 2006, at which time the election of Directors was conducted. The following named individuals were nominated and re-elected as Directors.

                                                   Votes         Votes
                                                    For        Withheld
                                                ----------     ---------
           Dale F. Eck                          14,730,022     1,646,914
           Carl W. Gerst, Jr.                   14,731,032     1,645,904
           James G. Gould                       14,356,789     2,020,147
           John L. Smucker                      14,890,909     1,486,027

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

                                  Anaren, Inc.
                                  ------------
                                  (Registrant)


Date:  October 31, 2007             /s/Lawrence A. Sala
                                    -----------------------------------
                                    Lawrence A.Sala
                                    President & Chief Executive Officer


Date:  October 31, 2007             /s/Joseph E. Porcello
                                    -----------------------------------
                                    Joseph E. Porcello
                                    Sr. Vice President of Finance and Treasurer