Form 10-Q/A
period 2007-03-31
ANAREN  INC
filed 2007-10-31
CIK 6314

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

Explanatory Note

The purpose of this amended Quarterly Report on Form 10-Q/A of Anaren, Inc. (the "Company") is to restate the Company's consolidated condensed financial statements for the three and nine months ended March 31, 2007 ("the financial statements") and to modify the related disclosures. See note 1 to the consolidated condensed financial statements included in this amended Quarterly Report.

The restatement arose from the Company's determination that accounting errors had occurred at its China subsidiary. The accounting errors were caused by a material weakness in the Company's risk assessment and oversight controls as disclosed in the June 30, 2007 Annual Report Form 10-K. The unapproved and undetected changes in procedures over accounting for the reconciliation of inventory and the recording of vendor payables for materials received, but not yet invoiced at the China facility resulted in a misstatement of pre-tax income and inventory. Additionally, the Company has corrected certain errors in accounting for income taxes, equity based compensation and pension expense; and, as part of the Company's adoption of the Securities and Exchange Commissions Staff Accounting Bulletin No. 108, the Company has corrected errors in their warranty expense and allowance for sales returns. As a result of these errors, the Company has determined that its pre-tax income for the three and nine months ended March 31, 2007 was overstated by $676,000 and $914,000, respectively.

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

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

    Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets as of                      4
             March 31, 2007 (As restated) and
             June 30, 2006 (unaudited)

             Consolidated Condensed Statements of Earnings                    5
             for the Three Months Ended March 31,
             2007 (As restated) and 2006 (unaudited)

             Consolidated Condensed Statements of Earnings                    6
             for the Nine months Ended March 31,
             2007 (As restated) and 2006 (unaudited)

             Consolidated Condensed Statements of Cash Flows                  7
             for the Nine months Ended March 31,
             2007 (As restated) and 2006 (unaudited)

             Notes to Consolidated Condensed Financial                        8
             Statements (unaudited)

    Item 2.  Management's Discussion and Analysis of                         18
             Financial Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                               30

    Item 4.  Controls & Procedures                                           31

PART II - OTHER INFORMATION
---------------------------

    Item 1A. Risk Factors                                                    33

    Item 2.  Unregistered Sales of Equity Securities and
             Use of Proceeds                                                 33

    Item 6.  Exhibits                                                        33


   Officer Certifications                                                 35-38

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ANAREN, INC.
                      Consolidated Condensed Balance Sheets
                        March 31, 2007 and June 30, 2006
                                   (Unaudited)

                Assets                                                March 31, 2007        June 30, 2006
                ------                                                --------------        -------------
                                                                      (As restated)
Current assets:
    Cash and cash equivalents                                         $  14,231,398         $  15,733,214
    Securities available for sale (note 5)                               20,299,973            35,635,000
    Securities held to maturity (note 5)                                 22,305,020            31,124,733
    Receivables, less allowances of $236,140
      at March 31, 2007 and $84,854 at June 30, 2006                     18,710,794            16,362,011
    Inventories (note 6)                                                 25,893,764            21,827,271
    Other receivables                                                     1,384,795             1,336,009
    Prepaid expenses                                                        897,412               584,321
    Deferred income taxes                                                 1,015,287               716,287
    Other current assets                                                  1,143,763               851,863
                                                                      -------------         -------------
                Total current assets                                    105,882,206           124,170,709

Securities held to maturity (note 5)                                     22,522,594             6,131,425
Property, plant and equipment, net (note 7)                              33,042,541            27,635,161
Deferred income taxes                                                        76,902                32,902
Goodwill                                                                 30,715,861            30,715,861
Other intangible assets, net of accumulated amortization
    of $2,913,248 at March 31, 2007
    and $2,684,595 at June 30, 2006 (note 3)                                111,718               340,371
                                                                      -------------         -------------
                Total assets                                          $ 192,351,822         $ 189,026,429
                                                                      =============         =============

      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
    Accounts payable                                                  $   7,005,908         $   6,798,793
    Accrued expenses (note 8)                                             2,841,617             3,254,816
    Income taxes payable                                                    689,492               703,488
    Customer advance payments                                               483,722               483,722
    Other current liabilities (note 9)                                    1,175,825               769,523
                                                                      -------------         -------------
                Total current liabilities                                12,196,564            12,010,342
Deferred income taxes                                                     2,199,955             1,811,955
Pension and postretirement benefit obligation                             1,481,128             2,356,789
Other liabilities (note 9)                                                  836,841               728,943
                                                                      -------------         -------------
                Total liabilities                                        16,714,488            16,908,029
                                                                      =============         =============

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 27,112,517 shares
       at March 31, 2007 and 26,857,554 at June 30, 2006                    271,125               268,575
    Additional paid-in capital                                          187,048,261           181,780,660
    Retained earnings                                                    80,989,550            70,493,853
    Accumulated other comprehensive loss                                   (550,014)             (441,397)
                                                                      -------------         -------------
                                                                        267,758,922           252,101,691
    Less cost of 9,966,417 treasury shares
      at March 31, 2007 and 9,249,643 at June 30, 2006                   92,121,588            79,983,291
                                                                      -------------         -------------
                Total stockholders' equity                              175,637,334           172,118,400
                                                                      -------------         -------------
                Total liabilities and stockholders' equity            $ 192,351,822         $ 189,026,429
                                                                      =============         =============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                             March 31, 2007 and 2006
                                   (Unaudited)

                                                                March 31, 2007        March 31, 2006
                                                                --------------        --------------
                                                                (As restated)
Net sales                                                        $ 32,600,635          $ 26,701,083

Cost of sales                                                      21,242,154            16,451,676
                                                                 ------------          ------------
        Gross profit                                               11,358,481            10,249,407
                                                                 ------------          ------------
Operating expenses:
        Marketing                                                   1,829,982             1,806,587
        Research and development                                    2,345,034             2,187,966
        General and administrative                                  3,155,894             2,756,279
                                                                 ------------          ------------
              Total operating expenses                              7,330,910             6,750,832
                                                                 ------------          ------------

Operating income                                                    4,027,571             3,498,575

Other income, primarily interest                                      874,297               620,172
Interest expense                                                       (6,143)               (6,143)
                                                                 ------------          ------------
              Total other income                                      868,154          $    614,029
                                                                 ------------          ------------

Income before income taxes                                          4,895,725             4,112,604

Income tax expense                                                  1,385,000               942,000
                                                                 ------------          ------------

Net income from continuing operations                            $  3,510,725          $  3,170,604
                                                                 ------------          ------------

Discontinued operations:
  Income from discontinued operations
    of Anaren Europe (note 14)                                             --                81,713
                                                                 ------------          ------------

Net income                                                       $  3,510,725          $  3,252,317
                                                                 ============          ============
Basic earnings per share:
  Income from continuing operations                              $       0.20          $       0.19
  Income from discontinued operations                                     -                     -
                                                                 ------------          ------------
    Net income                                                   $       0.20          $       0.19
                                                                 ============          ============
Diluted earnings per share:
  Income from continuing operations                              $       0.20          $       0.19
  Income from discontinued operations                                     -                     -
                                                                 ------------          ------------
    Net income                                                   $       0.20          $       0.19
                                                                 ============          ============
Shares used in computing net earnings per share:
        Basic                                                      17,397,647            16,946,993
                                                                 ============          ============
        Diluted                                                    17,699,597            17,547,333
                                                                 ============          ============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                                Nine months Ended
                             March 31, 2007 and 2006
                                   (Unaudited)

                                                                March 31, 2007        March 31, 2006
                                                                --------------        --------------
                                                                (As restated)

Net sales                                                        $ 93,126,530          $ 76,334,454

Cost of sales                                                      60,030,937            48,684,975
                                                                 ------------          ------------
        Gross profit                                               33,095,593            27,649,479
                                                                 ------------          ------------
Operating expenses:
        Marketing                                                   5,571,546             5,290,326
        Research and development                                    6,676,042             6,491,045
        General and administrative                                  8,684,862             7,771,713
                                                                 ------------          ------------
              Total operating expenses                             20,932,450            19,553,084
                                                                 ------------          ------------
Operating income                                                   12,163,143             8,096,395

Other income, primarily interest                                    2,687,983             1,744,738
Interest expense                                                      (18,429)              (18,429)
                                                                 ------------          ------------
              Total other income                                    2,669,554          $  1,726,309
                                                                 ------------          ------------

Income before income taxes                                         14,832,697             9,822,704

Income tax expense                                                  3,800,000             2,416,000
                                                                 ------------          ------------
Net income from continuing operations                              11,032,697             7,406,704

Discontinued operations:
  Income from discontinued operations
    of Anaren Europe (note 14)                                             --                81,713
                                                                 ------------          ------------

Net income                                                       $ 11,032,697          $  7,488,417
                                                                 ============          ============
Basic earnings per share:
  Income from continuing operations                              $       0.63          $       0.43
  Income from discontinued operations                                      --                   .01
                                                                 ------------          ------------
    Net income                                                   $       0.63          $       0.44
                                                                 ============          ============
Diluted earnings per share:
  Income from continuing operations                              $       0.62          $       0.42
  Income from discontinued operations                                      --                    --
                                                                 ------------          ------------
    Net income                                                   $       0.62          $       0.42
                                                                 ============          ============

Shares used in computing net earnings per share:
        Basic                                                      17,504,946            17,124,494
                                                                 ============          ============
        Diluted                                                    17,921,998            17,623,362
                                                                 ============          ============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                                Nine months Ended
                             March 31, 2007 and 2006
                                   (Unaudited)

Cash flows from operating activities:                                        March 31, 2007     March 31, 2006
                                                                             --------------     --------------
                                                                             (As restated)
     Net income                                                              $  11,032,697       $   7,488,417
     Net income from discontinued operations                                            --              81,713
                                                                             -------------       -------------
     Net income from operations                                                 11,032,697           7,406,704
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                                            3,883,490           3,593,626
         Amortization of intangibles                                               228,653             249,653
         Gain on sale of land                                                      (77,508)                 --
         Loss on sale of equipment                                                      --              15,875
         Deferred income taxes                                                     347,000             247,405
         Stock based compensation                                                2,510,615           2,590,491
         Provision for doubtful accounts                                           (12,714)            (12,613)
         Changes in operating assets and liabilities:
           Receivables                                                          (2,724,070)           (818,955)
           Inventories                                                          (4,066,493)         (2,439,772)
           Other receivables                                                       (48,785)            186,506
           Prepaids and other current assets                                      (604,990)           (186,108)
           Accounts payable                                                        207,115            (876,135)
           Accrued expenses                                                       (413,199)            143,607
           Income taxes payable                                                    (13,996)            (35,292)
           Customer advance payments                                                    --             483,722
           Other liabilities                                                       167,422             700,990
           Pension and postretirement benefit obligation                          (979,883)           (284,533)
                                                                             -------------       -------------
             Net cash provided by operating activities
               from continuing operations                                        9,435,354          10,965,171
     Net cash used in operating activities of discontinued
       operations                                                                       --             (97,241)
                                                                             -------------       -------------
     Net cash provided by operating activities                                   9,435,354          10,867,930
                                                                             -------------       -------------
Cash flows from investing activities:
     Capital expenditures                                                       (9,347,870)         (4,316,623)
     Proceeds from sales of land                                                   134,508                  --
     Proceeds from sale of equity securities                                            --               1,000
     Maturities of marketable debt and auction rate securities                 104,176,555          77,172,784
     Purchase of marketable debt and auction rate securities                   (96,412,984)        (74,269,000)
                                                                             -------------       -------------
             Net cash used in investing activities                              (1,449,791)         (1,411,839)
                                                                             -------------       -------------
Cash flows from financing activities:
     Stock options exercised                                                     2,128,732           1,783,491
     Tax benefit from exercise of stock options                                    630,803             378,318
     Purchase of treasury stock                                                (12,138,297)         (9,803,481)
                                                                             -------------       -------------
             Net cash used in financing activities                              (9,378,762)         (7,641,672)
                                                                             -------------       -------------

     Effect of exchange rates                                                     (108,617)             47,035
                                                                             -------------       -------------
             Net increase (decrease) in cash and cash equivalents               (1,501,816)          1,861,454
Cash and cash equivalents at beginning of period                                15,733,214           5,900,841
                                                                             -------------       -------------
Cash and cash equivalents at end of period                                   $  14,231,398       $   7,762,295
                                                                             =============       =============
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Period For:
       Interest                                                              $      18,429       $      12,286
                                                                             =============       =============
       Income taxes, net of refunds                                          $   2,837,396       $   1,802,569
                                                                             =============       =============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments and those adjustments described in note 1 herein) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2006, as amended. The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2007, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the nine months ended March 31, 2007 and 2006 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Restatement of Financial Statements

The Company has determined that in the fourth quarter of fiscal year 2007, accounting errors had occurred at its China subsidiary which were caused by unapproved and undetected changes in procedures over accounting for the reconciliation of inventory and the recording of vendor payables for materials received and, but not yet invoiced at the China facility, resulting in a misstatement of pretax income and inventory. As a result of these errors, the Company has determined that its inventory was overstated at March 31, 2007 and its net income for the three and nine months ended March 31, 2007 was overstated. Additionally, the Company has corrected certain errors in accounting for income taxes, equity based compensation and pension expense and, as part of the Company's adoption of the Securities and Exchange Commissions Staff Accounting Bulletin No. 108, the Company has corrected errors in their warranty expense and allowance for sales returns.

The Company's previously issued condensed consolidated financial statements for the three months ended March 31, 2007 have been restated to correct the accounting for the following items:

      o Recording in the third quarter of fiscal 2007 an increase in other liabilities of $451,000, a reduction in accounts receivable of $388,000, an increase in deferred tax benefits of $302,000 and a net reduction in retained earnings of $537,000 to reflect the adoption of SAB 108 to establish warranty reserve and sales return allowance accounts.

      o Recording in the third quarter and first nine months of fiscal 2007, additional cost of sales for the correction of the recording of vendor payables for items received but not yet invoiced and inventory reconciliation errors of $543,000 and $876,000 for the quarter and nine months, respectively. Recording a corresponding increase in accounts payable of $625,000 and a decrease in inventory of $251,000 at March 31, 2007

      o Recording in the third quarter of fiscal 2007 additional cost of sales for an increase in pension expense of $83,000.

      o Recording additional cost of sales of $43,000 for the quarter and a reduction of cost of sales of $6,000 for the first nine months of fiscal 2007 for warranty expense and recording a corresponding decrease other liabilities of $49,000 at March 31, 2007.

      o Recording in the third quarter and first nine months of fiscal 2007 a reduction in sales of $6,000 and $9,000, respectively, and recording a reduction in accounts receivable of $9,000 at March 31, 2007 to adjust the sales return allowance.

      o Recording in the third quarter and first nine months of fiscal 2007 an increase in general and administrative expense of $1,000 and $35,000, respectively, and a corresponding $35,000 increase in additional paid in capital at March 31, 2007 to correct equity based compensation expense for the third quarter and first nine months.

      o Recording in the third quarter and first nine months of fiscal 2007 a decrease in income tax expense of $85,000 and $36,000, respectively, and recording a decrease in taxes payable of $39,000 and a decrease in current deferred tax benefits of $3,000 to correct taxes payable at March 31, 2007.

The following tables summarize the effect of the restatement adjustments on the consolidated condensed financial statements as of and for the three and nine months ended March 31, 2007:


Statement of Earnings:


                                                                    Three Months Ended March 31
                                                                    ---------------------------
                                                           2007                                     2007
                                                           ----                                     ----
                                                        Previously
                                                         Reported          Adjustments           As restated
                                                         --------          -----------           -----------
Sales                                                   $32,606,635            (6,000)            $32,600,635
Cost of sales                                            20,573,154           669,000              21,242,154
                                                        -----------          --------             -----------
Gross profit                                             12,033,481          (675,000)             11,358,481
                                                        -----------          --------             -----------
General and administrative                                3,154,894             1,000               3,155,894
                                                        -----------          --------             -----------
Total operating expenses                                  7,329,910             1,000               7,330,910
                                                        -----------          --------             -----------
Operating income                                          4,703,571          (676,000)              4,027,571
                                                        -----------          --------             -----------
Income before income taxes                                5,571,725          (676,000)              4,895,725
Income tax expense                                        1,470,000           (85,000)              1,385,000
                                                        -----------          --------             -----------
Net income from continuing operations                   $ 4,101,725          (591,000)            $ 3,510,725
                                                        -----------          --------             -----------
Net income                                              $ 4,101,725          (591,000)            $ 3,510,725
                                                        ===========          ========             ===========
Basic earnings per share:
     Income from continuing operations                  $      0.24              (.04)            $      0.20
                                                        -----------          --------             -----------
          Net income                                    $      0.24              (.04)            $      0.20
                                                        ===========          ========             ===========
Diluted earnings per share                              $      0.23              (.03)            $      0.20
                                                        -----------          --------             -----------
          Net income                                    $      0.23              (.03)            $      0.20
                                                        ===========          ========             ===========

                                                                     Nine Months Ended March 31
                                                        ----------------------------------------------------
                                                           2007                                     2007
                                                           ----                                     ----
                                                        Previously
                                                         Reported           Adjustments          As restated
                                                         --------           -----------          -----------
Sales                                                   $93,135,530             (9,000)          $93,126,530
Cost of sales                                            59,160,937            870,000            60,030,937
                                                        -----------           --------           -----------
Gross profit                                             33,974,593           (879,000)           33,095,593
                                                        -----------           --------           -----------
General and administrative                                8,649,862             35,000             8,684,862
                                                        -----------           --------           -----------
Total operating expenses                                 20,897,450             35,000            20,932,450
                                                        -----------           --------           -----------
Operating income                                         13,077,143           (914,000)           12,163,143
                                                        -----------           --------           -----------
Income before income taxes                               15,746,697           (914,000)           14,832,697
Income tax expense                                        3,836,000            (36,000)            3,800,000
                                                        -----------           --------           -----------
Net income from continuing operations                   $11,910,697           (878,000)          $11,032,697
                                                        -----------           --------           -----------
Net income                                              $11,910,697           (878,000)          $11,032,697
                                                        ===========           ========           ===========
Basic earnings per share:
     Income from continuing operations                  $      0.68               (.05)          $      0.63
                                                        -----------           --------           -----------
          Net income                                    $      0.68               (.05)          $      0.63
                                                        ===========           ========           ===========
Diluted earnings per share:
     Income from continuing operations                  $      0.66               (.04)          $      0.62
                                                        -----------           --------           -----------
          Net income                                    $      0.66               (.04)          $      0.62
                                                        ===========           ========           ===========


Balance Sheet:
                                                                          As of March 31
                                                       -----------------------------------------------------
                                                           2007                                     2007
                                                           ----                                     ----
                                                        Previously
                                                         Reported           Adjustments          As restated
                                                         --------           -----------          -----------
Accounts receivable                                    $ 19,107,794           (397,000)         $ 18,710,794
Inventories                                              26,144,764           (251,000)           25,893,764
Deferred income taxes                                       716,287            299,000             1,015,287
                                                       ------------         ----------          ------------
Total current assets                                    106,231,206           (349,000)          105,882,206
                                                       ------------         ----------          ------------
Total assets                                            192,700,822           (349,000)          192,351,822
                                                       ============         ==========          ============
Accounts payable                                          6,380,908            625,000             7,005,908
Income taxes payable                                        728,492            (39,000)              689,492
Other current liabilities                                   730,825            445,000             1,175,825
                                                       ------------         ----------          ------------
Total current liabilities                                11,165,564          1,031,000            12,196,564
                                                       ------------         ----------          ------------
Total liabilities                                        15,683,488          1,031,000            16,714,488
                                                       ============         ==========          ============
Additional paid-in capital                              187,013,261             35,000           187,048,261
Retained earnings                                        82,404,550         (1,415,000)           80,989,550
                                                       ------------         ----------          ------------
Total stockholders' equity                              177,017,334         (1,380,000)          175,637,334
                                                       ------------         ----------          ------------
Total liabilities and stockholders' equity             $192,700,822           (349,000)         $192,351,822
                                                       ============         ==========          ============

The adjustments to the balance sheet and income statements at and for the three and nine months ended March 31, 2007 had no impact on total cash flows from operating, investing and financing activities.

The restatement of the consolidated financial statements also affected footnotes 2, 4, 6, 9, 11, and 15.

NOTE 2: New Accounting Pronouncements

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

       Accounts receivable                                 $(388,000)
       Other liabilities                                    (451,000)
                                                           ---------
              Total:                                        (839,000)
       Less deferred tax benefit                             302,000
                                                           ---------
       Adjustment to retained earnings                     $(537,000)
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

NOTE 3: Intangible Assets

Intangible assets as of March 31, 2007 and June 30, 2006 are as follows:


                                               March 31                            June 30
                                    -------------------------------    ----------------------------
                                    Gross Carrying     Accumulated     Gross Carrying   Accumulated
                                       Amount          Amortization         Amount     Amortizationu
                                       ------          ------------         ------     -------------
Patent                               $  574,966         $  556,998        $  574,966     $  503,095
Customer Relationships                1,350,000          1,256,250         1,350,000      1,087,500
Trade Name                              320,000            320,000           320,000        320,000
Non-Competition Agreements              180,000            180,000           180,000        174,000
Favorable Lease                         600,000            600,000           600,000        600,000
                                     ----------         ----------        ----------     ----------
  Total                              $3,024,966         $2,913,248        $3,024,966     $2,684,595
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

NOTE 4: Equity Based Compensation

The components of equity based compensation expense in the statements of earnings are as follows:


                                               Three Months Ended               Nine Months Ended
                                                     March 31                        March 31
                                           --------------------------     ------------------------------
                                           (As restated)                  (As restated)
                                               2007            2006            2007              2006
                                               ----            ----            ----              ----
Stock option                                 $737,496        $835,013       $2,208,925        $2,503,590
Restricted stock                              110,799          29,634          301,690            86,901
                                             --------        --------       ----------        ----------
Stock based compensation expense             $848,295        $864,647       $2,510,615        $2,590,491
                                             ========        ========       ==========        ==========

NOTE 5: Securities

The amortized cost and fair value of securities are as follows:


                                                                            March 31, 2007
                                                ---------------------------------------------------------------
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
                                                ===========      ===========      ===========       ===========


                                                                            June 30, 2006
                                                ---------------------------------------------------------------
                                                                    Gross            Gross
                                                 Amortized        Unrealized       Unrealized
                                                   Cost             Gains            Losses          Fair Value
                                                   ----             -----            ------          ----------
Securities available for sale:
     Auction rate securities                    $35,635,000      $        --      $        --       $35,635,000
                                                -----------      -----------      -----------       -----------
         Total securities

           Available-for-sale                   $35,635,000      $        --      $        --       $35,635,000
                                                ===========      ===========      ===========       ===========
Securities held to maturity:
     Municipal bonds                            $29,056,496      $        --      $  (143,144)      $28,913,352
     Commercial paper                             2,976,555               --               --         2,976,555
     Corporate bonds                              1,824,132            1,989           (2,666)        1,823,455
     Federal agency bonds                         3,398,975               --          (41,890)        3,357,085
                                                -----------      -----------      -----------       -----------
         Total securities held to maturity      $37,256,158      $     1,989      $  (187,700)      $37,070,447
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

Contractual maturities of marketable debt securities held to maturity at March 31, 2007 and June 30, 2006 are summarized as follows:

                                March 31, 2007            June 30, 2006
                                (As restated)
                         -------------------------   -------------------------
                                           Fair                       Fair
                                          Market                     Market
                             Cost         Value          Cost         Value
                             ----         -----          ----         -----
Within one year          $22,305,020   $22,290,703   $31,124,733   $30,994,480
One year to five years    22,522,594    22,473,755     6,131,425     6,075,967
                         -----------   -----------   -----------   -----------
     Total               $44,827,614   $44,764,458   $37,256,158   $37,070,447
                         ===========   ===========   ===========   ===========

Contractual maturities of auction rate securities available for sale at March 31, 2007 and June 30, 2006 are summarized as follows:

                               March 31, 2007               June 30, 2006
                         -------------------------   -------------------------
                                           Fair                       Fair
                                          Market                     Market
                             Cost         Value          Cost         Value
                             ----         -----          ----         -----
Within one year          $20,299,973   $20,299,973   $35,635,000   $35,635,000
One year to five years            --            --            --            --
                         -----------   -----------   -----------   -----------
     Total               $20,299,973   $20,299,973   $35,635,000   $35,635,000
                         ===========   ===========   ===========   ===========

The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities; however, the market is highly liquid and the interest rates reset every 7, 28 or 35 days.

NOTE 6: Inventories

Inventories are summarized as follows:

                                             March 31, 2007   June 30, 2006
                                             --------------   -------------
                                             (As restated)

          Component parts                     $12,842,146      $ 9,936,858
          Work in process                       7,981,777        8,330,110
          Finished goods                        5,069,841        3,560,303
                                              -----------      -----------
            Total                             $25,893,764      $21,827,271
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
                                              ============    ============

NOTE 8: Accrued Expenses

Accrued expenses consist of the following:

                                             March 31, 2007   June 30, 2006
                                             --------------   -------------
          Compensation                          $1,901,266      $2,082,104
          Commissions                              590,210         732,749
          Health insurance                         332,077         294,500
          Other                                     18,064         145,463
                                                ----------      ----------
                                                $2,841,617      $3,254,816
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

NOTE 9: Other Liabilities

Other liabilities consist of the following:

                                              March 31, 2007   June 30, 2006
                                              --------------   -------------
                                              (As restated)
      Deferred compensation                    $  901,841       $  793,943
      Pension liability                           223,591          312,660
      Warranty                                    445,000               --
      Other                                       442,234          391,863
                                               ----------       ----------
                                                2,012,666        1,498,466
      Less current portion                      1,175,825          769,523
                                               ----------       ----------
                                               $  836,841       $  728,943
                                               ==========       ==========

NOTE 10: Restructuring

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


                                   Nine months ended March 31, 2006
                       Balance     --------------------------------     Balance
                       June 30,         Costs             Cash         March 31,
                        2005          Incurred        Expenditures       2006
                        ----          --------        ------------       ----
Severance payments     $19,863      $       --         $ 19,863        $     --
                       -------      --------           --------        ------
                       $19,863      $       --         $ 19,863        $     --
                       =======      ========           ========        ======

NOTE 11: Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 1,212,732 and 1,346,820 at March 31, 2007 and 2006, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:


                                                     Three Months Ended          Nine months Ended
                                                          March 31                    March 31
                                                --------------------------  --------------------------
                                                (As restated)               (As restated)
                                                     2007         2006          2007          2006
                                                     ----         ----          ----          ----
Numerator:
Net income                                       $ 3,510,725   $ 3,252,317   $11,032,697   $ 7,488,417
                                                 ===========   ===========   ===========   ===========
Denominator:
Denominator for basic earnings
         per share:
           Weighted average shares outstanding    17,397,647    16,946,993    17,504,946    17,124,494
                                                 ===========   ===========   ===========   ===========
Denominator for diluted earnings
         per share:
Weighted average shares outstanding               17,397,647    16,946,993    17,504,946    17,124,494
         Common stock options
           and restricted stock                      301,950       600,340       417,052       498,868
                                                 -----------   -----------   -----------   -----------
Weighted average shares and conversions           17,699,597    17,547,333    17,921,998    17,623,362
                                                 ===========   ===========   ===========   ===========


NOTE 12: Components of Net Periodic Pension Benefit Costs


                                              Three Months Ended             Nine months Ended
                                                   March 31                      March 31
                                           ------------------------       -----------------------
                                              2007           2006           2007           2006
                                              ----           ----           ----           ----
Service cost                                $71,588       $  85,587       $214,764       $256,761
Interest cost                               164,700         151,795        494,100        455,385
Expected return on plan assets             (185,068)       (173,365)      (555,204)      (520,095)
Amortization of prior service cost             (325)           (808)          (975)        (2,424)
Amortization of the net (gain) loss          18,386          47,436         55,158        142,308
                                            -------        --------       --------       --------
Net periodic benefit cost                   $69,281        $110,645       $207,843       $331,935
                                            =======        ========       ========       ========

Expected Pension Contributions

The Company has no minimum requirements to fund the pension plan for the fiscal year 2007, however, discretionary contributions amounting to $1,367,727 were made during the first nine months of fiscal year 2007.

NOTE 13: Components of Net Periodic Postretirement Health Benefit Costs


                                              Three Months Ended             Nine months Ended
                                                   March 31                      March 31
                                           ------------------------       -----------------------
                                              2007           2006           2007           2006
                                              ----           ----           ----           ----
Service cost                                $18,677       $ 14,285        $  56,031        $42,855
Interest cost                                36,665         46,327          109,995        138,981
Amortization of the net (gain) loss          13,208         18,788           39,624         56,364
                                            -------       --------         --------       --------
Postretirement Health                       $68,550       $ 79,400         $205,650       $238,200
                                            =======       ========         ========       ========

Expected Postretirement Health Contributions

Expected contributions for fiscal 2007 are $165,149, net of $39,381 expected subsidy receipts.

NOTE 14: Discontinued Operations

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

                                 Three Months Ended           Nine Months Ended
                                       March 31                    March 31
                                --------------------        --------------------
                                  2007         2006           2007        2006
Income from liquidation of
  net assets                    $     0      $81,713        $     0      $81,713

Any tax related effects of such discontinued operations have been recognized in prior fiscal years.

NOTE 15: Segment Information

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:


                                                           Space &     Corporate and
                                            Wireless       Defense       Unallocated      Consolidated
                                            --------       -------       -----------      ------------
Net sales:
Three months ended:
       March 31, 2007 (As restated)        17,841,700     14,758,935         ---           32,600,635
       March 31, 2006                      16,014,209     10,686,874         ---           26,701,083
Nine months ended:
       March 31, 2007 (As restated)        54,667,641     38,458,889         ---           93,126,530
       March 31, 2006                      47,919,045     28,415,409         ---           76,334,454

Operating income:
Three months ended:
       March 31, 2007 (As restated)          539,264       3,488,307         ---            4,027,571
       March 31, 2006                      1,522,071       1,976,504         ---            3,498,575
Nine months ended:
       March 31, 2007 (As restated)         4,473,967      7,689,176         ---           12,163,143
       March 31, 2006                       4,801,295      3,295,100         ---            8,096,395



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

The purpose of this amended Quarterly Report on Form 10-Q/A of Anaren, Inc. (the "Company") is to restate the Company's consolidated condensed financial statements for the three and nine months ended March 31, 2007 ("the financial statements") and to modify the related disclosures. See note 1 to the consolidated condensed financial statements included in this amended Quarterly Report. The restatement arose from the Company's determination that accounting errors had occurred at its China subsidiary. The accounting errors were caused by a material weakness in the Company's risk assessment and oversight controls as disclosed in the June 30, 2007 Annual Report Form 10-K. The unapproved and undetected changes in procedures over accounting for the reconciliation of inventory and the recording of vendor payables for materials received, but not yet invoiced at the China facility resulted in a misstatement of pre-tax income and inventory. Additionally, the Company has corrected certain errors in accounting for income taxes, equity based compensation and pension expense; and, as part of the Company's adoption of the Securities and Exchange Commissions Staff Accounting Bulletin No. 108, the Company has corrected errors in their warranty expense and allowance for sales returns. As a result of these errors, the Company has determined that its pre-tax income for the three and nine months ended March 31, 2007 was overstated by $676,000 and $914,000, respectively.

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

Results of Operations

Net sales for the three months ended March 31, 2007 were $32.6 million, up $5.9 million from $26.7 million for the third quarter of fiscal 2006. Net income for the third quarter of fiscal 2007 was $3.5 million (As restated), or 10.8% (As restated) of net sales, up $258,000 (As restated), or 7.9% (As restated) from net income of $3.3 million in the third quarter of fiscal 2006.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.


                                                   Three Months Ended                Nine months Ended
                                            -------------------------------   -----------------------------
                                            Mar. 31, 2007     Mar. 31, 2006   Mar. 31, 2007   Mar. 31, 2006
                                            -------------     -------------   -------------   -------------
                                             (As restated)                     (As restated)
Net Sales                                       100.0%            100.0%          100.0%         100.0%

Cost of sales                                    65.2%             61.6%           64.5%          63.8%
                                                 -----             -----           -----          -----
Gross profit                                     34.8%             38.4%           35.5%          36.2%
                                                 -----             -----           -----          -----
Operating expenses:
   Marketing                                      5.6%              6.8%            6.0%           6.9%
   Research and development                       7.2%              8.2%            7.2%           8.5%
   General and administrative                     9.7%             10.3%            9.3%          10.2%
                                                 -----             -----           -----          -----
     Total operating expenses                    22.5%             25.3%           22.5%          25.6%
                                                 =====             =====           =====          =====
Operating income                                 12.3%             13.1%           13.0%          10.6%
                                                 -----             -----           -----          -----
Other income (expense):
     Other, primarily interest income             2.7%              2.3%            2.9%           2.3%
     Interest expense                             0.0%              0.0%            0.0%           0.0%
                                                 -----             -----           -----          -----
     Total other income (expense), net            2.7%              2.3%            2.9%           2.3%
                                                 =====             =====           =====          =====
Income before income taxes                       15.0%             15.4%           15.9%          12.9%
Income taxes                                      4.2%              3.5%            4.1%           3.2%
                                                 -----             -----           -----          -----
   Net income                                    10.8%             11.9%           11.8%           9.7%
                                                 =====             =====           =====          =====
Discontinued operations:
Income (loss) from discontinued
  operations of Anaren Europe                     0.0%              0.3%            0.0%           0.1%
Income tax benefit                                0.0%              0.0%            0.0%           0.0%
                                                 -----             -----           -----          -----
Net income (loss) from discontinued
  operations                                      0.0%              0.3%            0.0%           0.1%
                                                 =====             =====           =====          =====
Net income                                       10.8%             12.2%           11.8%           9.8%
                                                 =====             =====           =====          =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                         Three Months Ended              Nine months Ended
                   -----------------------------   -----------------------------
                   Mar. 31, 2007   Mar. 31, 2006   Mar. 31, 2007   Mar. 31, 2006
                   -------------   -------------   -------------   -------------
                                   (As restated)                   (As restated)
Wireless              $17,842         $16,014         $54,668         $47,919
Space and Defense      14,759          10,687          38,459          28,415
     Total            $32,601         $26,701         $93,127         $76,334


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

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the third quarter of fiscal 2007 was $11.4 million (As restated) (34.8% (As restated) of net sales), up $1.2 million (As restated) from $10.2 million (38.4% of net sales) for the same quarter of the prior year. Gross profit as a percent of sales declined in the third quarter of fiscal 2007 over the third quarter of last year despite the $5.9 million increase in sales due to a somewhat less favorable Wireless product mix and an unexpected scrap loss in the Space and Defense group amounting to approximately 1.0% of total sales.

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

Operating Income. Operating income rose 15.1% (As restated) in the third quarter of fiscal 2007 to $4.0 million (As restated) (12.3% (As restated) of sales), compared to $3.5 million (13.1% of net sales) for the third quarter of fiscal 2006. On a reporting segment basis, Wireless operating income was $0.5 million (As restated) for the third quarter of fiscal 2007, down $1.0 million (As restated), or 64.6% (As restated), from Wireless operating income of $1.5 million in the third quarter of fiscal 2006. Wireless operating income declined in the current third quarter due to inefficiencies in the Salem, New Hampshire facility resulting from a decline in net sales at that facility.

Space and Defense operating income was $3.5 million (As restated), (23.6% (As restated) of Space and Defense net sales), for the third quarter of fiscal 2007, up $1.5 million (As restated) from $2.0 million for the third quarter of fiscal 2006. Operating margins in this group have improved as a result of efficiencies realized from both the overall $5.9 million increase in sales volume and the $4.1 million rise in shipments of Space and Defense Group products in the current third quarter, which included $5.0 million counter-IED products.

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

Income Taxes. Income taxes for the third quarter of fiscal 2007 were $1.4 million (As restated) (4.2% (As restated) of net sales), representing an effective tax rate of 28.3% (As restated). This compares to income tax expense of $942,000 (3.5% of net sales) for the third quarter of fiscal 2006, representing an effective tax rate of 22.9%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2007 is approximately 26% compared to an actual effective tax rate of 22.8% for fiscal 2006. The increase in the projected effective tax rate is due mainly to the higher level of taxable income the Company is currently generating and the continuing phase-out of the federal extraterritorial tax benefit.

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

The increase in sales of Wireless products was a result of a rise in worldwide customer demand for Wireless infrastructure products over the past year. Wireless product sales rose $6.8 million or 14.1% in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006, due to a $3.7 million increase in shipments of custom products resulting from higher demand from Nokia, as well as a $1.7 million increase (58%) in sales of new consumer component products and a $1.4 million rise in sales of standard Wireless components used mainly in power amplifier basestation applications.

Sales of Space and Defense products rose $10.0 million, or 35.3% in the first nine months of fiscal 2007 compared to the same period last year. Approximately $8.9 million of the increase resulted from the initial production of a component used in a jammer system designed to counter IED. Meanwhile, the remainder of the increase was a result of general business growth in Space and Defense. Shipments under the counter-IED contract, which began in September 2006, are expected to drop to approximately $2.0 million in the fourth quarter of fiscal 2007.

Gross Profit. Gross profit for the first nine months of fiscal 2007 was $33.1 million (As restated) (35.5% (As restated) of net sales), up $5.4 million (As restated) from $27.7 million (36.2% of net sales) for the same period of the prior year. Gross profit on sales increased in the first nine months of fiscal 2007 over the first nine months of last year due to the substantial rise in overall sales of $16.8 million. The overall increase in net sales included a substantial increase in Defense sales which enhanced production efficiencies in that segment, as well as a more favorable product mix in the Wireless segment resulting from the increase in sales of higher margin standard components.

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

General and Administrative. General and administrative expenses increased 11.7% (As restated) to $8.7 million (9.3% of net sales) for the first nine months of fiscal 2007, from $7.8 million (10.2% of net sales) for the first nine months of fiscal 2006. The increase resulted primarily from additional personnel costs due to the expanded level of Company business, a write down of the China facility leasehold improvement due to the move to a new facility, additional professional service costs associated with the restatement of the Company's financial statements in January 2007, and additional outside consulting services retained by the Company for specific short-term initiatives.

Operating Income. Operating income rose 50.2% (As restated) in the first nine months of fiscal 2007 to $12.2 million (As restated) (13.0% (As restated) of sales), compared to $8.1 million (10.6% of net sales) for the first nine months of fiscal 2006. On a reporting segment basis, Wireless operating income was $4.5 million (As restated) for the first nine months of fiscal 2007, a decrease of $327,000 (As restated) from Wireless operating income of $4.8 million in the first nine months of fiscal 2006.

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

Income Taxes. Income taxes for the first nine months of fiscal 2007 were $3.8 million (As restated) (4.1% (As restated) of net sales), including a tax benefit resulting from the renewal of the federal research and experimentation credit retroactive to January 1, 2006, representing an effective tax rate of 25.6% (As restated). This compares to income tax expense of $2.4 million (3.2% of net sales) for the first nine months of fiscal 2006, representing an effective tax rate of 24.6%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of taxable income or loss. The projected effective tax rate for fiscal 2007 is approximately 26% compared to an actual effective tax rate of 22.8% for fiscal 2006. The increase in the projected effective tax rate is due mainly to the higher level of taxable income the Company is currently generating.

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

Liquidity and Capital Resources

Net cash provided by continuing operations for the nine months ended March 31, 2007 was $9.4 million compared to net cash provided by continuing operations for the first nine months of the prior year of $11.0 million. The positive cash flow from continuing operations in the current nine months was due to the high level of net income before depreciation and non cash equity compensation ($17.4 million (As restated)) which more than off-set the $6.8 million (As restated) used to fund the current inventory and accounts receivable increases. The positive cash flow from continuing operations in the first nine months of fiscal 2006 was due primarily to income before depreciation and non cash equity compensation for the period of $13.6 million which more than off-set the $3.3 million used to fund inventory and accounts receivable increases.

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

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt, lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:


                                                   Payment Due by Period
                                -------------------------------------------------------------
                                               Less
                                  Total     than 1 Yr.    2-3 Yrs       4-5 Yrs    Over 5 Yrs
                                  -----     ----------    -------       -------    ----------
Contractual obligations
Operating leases - facilities   $4,626,699   $690,394    $1,380,789   $1,380,789   $1,174,727
Deferred compensation              333,564     65,000       130,000      130,000        8,564

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 as of July 1, 2006. (See
Note 16).

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

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Management has concluded that their disclosure controls and procedures were not effective at March 31, 2007 due to the material weaknesses in internal control over financial reporting as described below:

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


---------------------------------------------------------------------------------------------------------------------
   Period                    Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                            Shares (or Units)     per Share (or Unit)      Shares (or Units)     Approximate Dollar
                                Purchased                                Purchased as Part of   Value) of Shares (or
                                                                          Publicly Announced     Units) that May Yet
                                                                           Plans or Programs     Be Purchased Under
                                                                                                the Plans or Programs
---------------------------------------------------------------------------------------------------------------------
January 2007                           0                   --                         0               1,077,879
---------------------------------------------------------------------------------------------------------------------
February 2007                    416,199                17.20                   416,199                 661,680
---------------------------------------------------------------------------------------------------------------------
March 2007                       300,575                16.57                   300,575                 361,105
---------------------------------------------------------------------------------------------------------------------
Total                            716,774                   --                   716,774                      --
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

                                            Anaren, Inc.
                                            (Registrant)

Date:  October 31, 2007                     /s/Lawrence A. Sala
                                            ------------------------------------
                                            Lawrence A.Sala
                                            President & Chief Executive Officer

Date:  October 31, 2007                     /s/Joseph E. Porcello
                                            ------------------------------------
                                            Joseph E. Porcello
                                            Sr. Vice President of
Finance and Treasurer