Form 10-Q
period 2007-09-30
ANAREN  INC
filed 2007-11-09
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

      The number of shares of Registrant's Common Stock outstanding on November 2, 2007 was 15,228,735.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.

  Item 1.    Financial Statements

             Consolidated Balance Sheets as of                           3
             September 30, 2007 (unaudited) and June 30, 2007

             Consolidated Statements of Earnings                         4
             for the Three Months Ended September 30,
             2007 and 2006 (unaudited)

             Consolidated Statements of Cash Flows                       5
             for the Three Months Ended September 30,
             2007 and 2006 (unaudited)

             Notes to Consolidated Financial                             6
             Statements (unaudited)

  Item 2.    Management's Discussion and Analysis                        11
             of Financial Condition and Results of Operations

  Item 3.    Quantitative and Qualitative Disclosures                    20
             About Market Risk

  Item 4.    Controls & Procedures                                       21

PART II - OTHER INFORMATION

  Item 1A.   Risk Factors                                                23

  Item 2.    Unregistered Sales of Equity Securities                     23
             and Use of Proceeds

  Item 6.    Exhibits                                                    23

 Officer Certifications                                                25 - 28

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

                                  ANAREN, INC.
                           Consolidated Balance Sheets
                      September 30, 2007 and June 30, 2007


               Assets                                        September 30, 2007  June 30, 2007
               ------                                        ------------------  -------------
                                                                (Unaudited)
Current assets
    Cash and cash equivalents                                  $   7,379,493    $   7,912,276
    Securities available for sale (note 4)                         6,000,000       14,150,000
    Securities held to maturity (note 4)                          22,254,574       20,951,788
    Receivables, less allowances of $258,588
      at September 30, 2007 and $255,677 at June 30, 2007         20,487,741       19,768,701
    Inventories (note 5)                                          25,575,943       24,331,597
    Other receivables                                              2,146,543        1,606,093
    Prepaid expenses                                                 734,917          771,251
    Deferred income taxes                                          1,174,255        1,174,255
    Other current assets                                             848,273        1,121,513
                                                               -------------    -------------
                Total current assets                              86,601,739       91,787,474

Securities held to maturity (note 4)                              24,122,451       31,540,247
Property, plant and equipment, net (note 6)                       38,740,683       37,091,786
Deferred income taxes                                                 28,890           31,447
Goodwill                                                          30,715,861       30,715,861
Other intangible assets, net (note 2)                                     --           37,500
                                                               -------------    -------------
                Total assets                                   $ 180,209,624    $ 191,204,315
                                                               =============    =============

      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
    Accounts payable                                           $   9,528,342    $  11,717,120
    Accrued expenses (note 7)                                      1,381,149        3,907,652
    Income taxes payable (note 1 and 9)                               21,953          726,240
    Customer advance payments                                      2,160,266        1,318,812
    Other current liabilities (note 8)                             1,665,965        1,259,616
                                                               -------------    -------------
                Total current liabilities                         14,757,675       18,929,440
Deferred income taxes                                              1,440,353        1,373,353
Pension and postretirement benefit obligation                      3,049,664        2,954,664
Other liabilities (note 8)                                         2,445,315        1,152,710
                                                               -------------    -------------
                Total liabilities                                 21,693,007       24,410,167

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 27,347,824 shares
       at September 30, 2007 and 27,128,855 at June 30, 2007         273,478          271,288
    Additional paid-in capital                                   189,066,953      187,877,944
    Retained earnings                                             88,012,277       85,306,813
    Accumulated other comprehensive loss                            (871,478)        (984,640)
                                                               -------------    -------------
                                                                 276,481,230      272,471,405
    Less cost of 11,616,789 treasury shares
      at September 30, 2007 and 10,752,506 at June 30, 2007      117,964,613      105,677,257
                                                               -------------    -------------
                Total stockholders' equity                       158,516,617      166,794,148
                                                               -------------    -------------
Total liabilities and stockholders' equity                     $ 180,209,624    $ 191,204,315
                                                               =============    =============

See accompanying notes to consolidated financial statements.

                                  ANAREN, INC.
                       Consolidated Statements of Earnings
                               Three Months Ended
                           September 30, 2007 and 2006
                                   (Unaudited)

                                                  September 30,    September 30,
                                                      2007             2006
                                                 -------------    --------------

Net sales                                          $ 32,090,192    $ 30,203,110

Cost of sales                                        21,571,206      19,363,778
                                                   ------------    ------------
        Gross profit                                 10,518,986      10,839,332
                                                   ------------    ------------
Operating expenses:
        Marketing                                     1,757,367       1,812,706
        Research and development                      2,603,318       2,138,185
        General and administrative                    3,362,244       2,768,226
                                                   ------------    ------------
              Total operating expenses                7,722,929       6,719,117
                                                   ------------    ------------

Operating income                                      2,796,057       4,120,215

Other income, primarily interest                        750,043         896,606
Interest expense                                        (36,636)         (6,143)
                                                   ------------    ------------
              Total other income                        713,407    $    890,463
                                                   ------------    ------------

Income before income taxes                            3,509,464       5,010,678

Income tax expense                                      804,000       1,250,000
                                                   ------------    ------------

Net income                                         $  2,705,464    $  3,760,678
                                                   ============    ============


Basic earnings per share:                          $       0.17    $       0.21
                                                   ============    ============

Diluted earnings per share:                        $       0.17    $       0.21
                                                   ============    ============

Shares used in computing net earnings per share:
        Basic                                        16,042,333      17,492,157
                                                   ============    ============
        Diluted                                      16,365,305      17,975,795
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                                  ANAREN, INC.
                      Consolidated Statements of Cash Flows
                               Three Months Ended
                           September 30, 2007 and 2006
                                   (Unaudited)


Cash flows from operating activities:                                             September 30, 2007  September 30, 2006
                                                                                  ------------------  ------------------
     Net income                                                                      $  2,705,464      $  3,760,678
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                                                   1,562,685         1,323,094
         Amortization                                                                     189,208           220,444
         Gain on sale of land                                                                --             (77,508)
         Deferred income taxes                                                             70,000           145,000
         Stock based compensation                                                         896,138           829,666
         Provision for receivables allowances                                               2,911             1,279
         Changes in operating assets and liabilities:
           Receivables                                                                   (721,951)       (3,669,997)
           Inventories                                                                 (1,259,403)       (2,850,213)
           Other receivables                                                             (540,450)          180,009
           Prepaids and other current assets                                              309,574          (895,480)
           Accounts payable                                                            (1,126,520)          678,172
           Accrued expenses                                                            (2,526,503)       (1,413,163)
           Income taxes payable                                                          (704,287)          682,955
           Customer advance payments                                                      841,454              --
           Other liabilities                                                            1,698,510            57,573
           Pension and postretirement benefit obligation                                   95,000           170,578
                                                                                     ------------      ------------
     Net cash (used in) provided by operating activities                                1,491,830          (856,913)
                                                                                     ------------      ------------
Cash flows from investing activities:
     Capital expenditures                                                              (4,273,839)       (2,270,268)
     Proceeds from sales of land                                                             --             134,508
     Increase in other assets                                                                --            (341,448)
     Maturities of held to maturity and available for sale securities                  45,537,462        39,475,003
     Purchase of held to maturity and available for sale securities                   (31,424,160)      (40,476,573)
                                                                                     ------------      ------------
             Net cash (used in) provided by investing activities                        9,839,463        (3,478,778)
                                                                                     ------------      ------------
Cash flows from financing activities:
     Stock options exercised                                                              286,467         1,225,797
     Tax benefit from exercise of stock options                                            23,651           422,080
     Purchase of treasury stock                                                       (12,287,356)             --
                                                                                     ------------      ------------
             Net cash (used in) provided by financing activities                      (11,977,238)        1,647,877
                                                                                     ------------      ------------

     Effect of exchange rates on cash                                                     113,162           (12,151)
                                                                                     ------------      ------------
             Net decrease in cash and cash equivalents                                   (532,783)       (2,699,965)
Cash and cash equivalents at beginning of period                                        7,912,276        15,733,214
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $  7,379,493      $ 13,033,249
                                                                                     ============      ============
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Period For:
       Interest                                                                      $      6,143      $      6,143
       Income taxes                                                                       101,377              --
       Fixed asset purchases included in accounts payable                                 481,842              --

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2008, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three months ended September 30, 2007 and 2006 are based on estimates of income and utilization of tax credits for the entire year.

NOTE 1: Adoption of Recent Accounting Pronouncements

Effective July 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition (note 9).

NOTE 2: Intangible Assets

Intangible assets as of September 30, 2007 and June 30, 2007 are as follows:

                                     September 30                      June 30
                              ----------------------------  ----------------------------
                              Gross Carrying  Accumulated   Gross Carrying  Accumulated
                                 Amount       Amortization     Amount       Amortization
                              --------------  -----------   --------------  -----------
Patent                         $  574,966     $  574,966     $  574,966     $  574,966
Customer Relationships          1,350,000      1,350,000      1,350,000      1,312,500
Non-Competition Agreements        180,000        180,000        180,000        180,000
                               ----------     ----------     ----------     ----------
  Total                        $2,104,966     $2,104,966     $2,104,966     $2,067,466
                               ==========     ==========     ==========     ==========

Intangible asset amortization expense for the three month period ended September 30, 2007 and 2006 aggregated $37,500 and $80,218, respectively. The intangible assets have been fully amortized during the first quarter ended September 30, 2007, and no future amortization expense related to these intangible assets will occur in subsequent quarters.

NOTE 3: Equity Based Compensation

The components of equity based compensation expense in the statements of earnings are as follows:

                                                 Three Months Ended
                                                    September 30
                                                 -------------------
                                                 2007           2006
                                                 ----           ----
Stock options                                  $594,422        $747,383
Restricted stock                                301,716          82,283
                                               --------        --------
Stock based compensation expense               $896,138        $829,666
                                               ========        ========

During the quarter ending September 30, 2007, 186,069 shares of restricted stock with an aggregate value of $3,027,343 were issued with a vesting period of 1 to 4 years.

NOTE 4: Securities

The amortized cost and fair value of securities are as follows:

                                                                      September 30, 2007
                                                                      ------------------

                                                                     Gross           Gross
                                                    Amortized      Unrealized      Unrealized
                                                      Cost           Gains           Losses         Fair Value
                                                    ---------      ----------      ----------       ----------
Securities available for sale:
     Auction securities                           $ 6,000,000     $        --     $        --      $ 6,000,000
                                                  -----------     -----------     -----------      -----------
         Total securities
         available-for-sale                       $ 6,000,000     $        --     $        --      $ 6,000,000
                                                  ===========     ===========     ===========      ===========
Securities held to maturity:
     Municipal bonds                              $41,123,560     $    29,040     $        --      $41,152,600
     Commercial paper                               1,674,188              --              --        1,674,188
     Corporate bonds                                2,582,075              --            (507)       2,581,568
     Federal Agency Bond                              997,202           1,208              --          998,410
                                                  -----------     -----------     -----------      -----------
         Total securities held to maturity        $46,377,025     $    30,248     $      (507)     $46,406,766
                                                  ===========     ===========     ===========      ===========

                                                                        June 30, 2007
                                                                        -------------

                                                                    Gross            Gross
                                                    Amortized     Unrealized       Unrealized
                                                      Cost          Gains            Losses         Fair Value
                                                    ---------     ----------       ----------       ----------
Securities available for sale:
     Auction rate securities                      $14,150,000     $       --      $        --      $14,150,000
                                                  -----------     ----------      -----------      -----------
         Total securities
           Available-for-sale                     $14,150,000     $       --      $        --      $14,150,000
                                                  ===========     ==========      ===========      ===========
Securities held to maturity:
     Municipal bonds                              $47,059,882     $       --      $  (143,577)     $46,916,305
     Commercial paper                               2,595,026             --               --        2,595,026
     Corporate bonds                                2,238,166             --             (264)       2,237,902
     Federal agency bonds                             598,961             --             (411)         598,550
                                                  -----------     ----------      -----------      -----------
         Total securities held to maturity        $52,492,035     $       --      $  (144,252)     $52,347,783
                                                  ===========     ==========      ===========      ===========

Contractual maturities of marketable debt securities held to maturity at September 30, 2007 and June 30, 2007 are summarized as follows:

                                September 30, 2007               June 30, 2007
                                ------------------               -------------
                                              Fair                            Fair
                                             Market                          Market
                              Cost           Value            Cost            Value
                              ----           ------           ----           ------
Within one year            $22,254,574     $22,267,404     $20,951,788     $20,943,580
One year to five years      24,122,451      24,139,362      31,540,247      31,404,203
                           -----------     -----------     -----------     -----------
     Total                 $46,377,025     $46,406,766     $52,492,035     $52,347,783
                           ===========     ===========     ===========     ===========

Contractual maturities of auction rate securities available for sale at September 30, 2007 and June 30, 2007 are summarized as follows:

                               September 30, 2007                June 30, 2007
                               ------------------                -------------
                                               Fair                           Fair
                                              Market                         Market
                              Cost             Value          Cost            Value
                              ----            ------          ----           ------
Within one year            $ 6,000,000     $ 6,000,000     $14,150,000     $14,150,000
One year to five years              --              --              --              --
                           -----------     -----------     -----------     -----------
     Total                 $ 6,000,000     $ 6,000,000     $14,150,000     $14,150,000
                           ===========     ===========     ===========     ===========


The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities; however, the market is highly liquid and the interest rates reset every 7, 28 or 35 days.

Amortization expense relating to the net discounts and premiums on securities held to maturity for the quarters ending September 30, 2007 and 2006 amounted to $151,708 and $140,226, respectively. The amortization for the period ending September 30, 2006 was reclassified from investing to operating cash flows on the consolidated statements of cash flows.

NOTE 5: Inventories

Inventories are summarized as follows:

                           September 30, 2007      June 30, 2007
                           ------------------      -------------
      Component parts          $12,197,226          $11,841,427
      Work in process            7,816,523            7,392,973
      Finished goods             5,562,194            5,097,197
                               -----------          -----------
        Total                  $25,575,943          $24,331,597
                               ===========          ===========

NOTE 6:             Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                         September 30, 2007        June 30, 2007
                                         ------------------        -------------
      Land and land improvements            $  4,157,617           $  4,157,617
      Construction in process                    613,344              5,774,893
      Buildings, furniture and fixtures       24,668,798             17,956,858
      Machinery and equipment                 66,344,569             64,683,378
                                            ------------           ------------
                                            $ 95,784,328           $ 92,572,746
      Less accumulated depreciation          (57,043,645)           (55,480,960)
                                            ------------           ------------
                                            $ 38,740,683           $ 37,091,786
                                            ============           ============

NOTE 7: Accrued Expenses

Accrued expenses consist of the following:

                             September 30, 2007      June 30, 2007
                             ------------------      -------------
      Compensation              $   595,673           $ 2,945,888
      Commissions                   682,025               654,596
      Health insurance              174,253               280,819
      Other                         (70,802)               26,349
                                -----------           -----------
                                $ 1,381,149           $ 3,907,652
                                ===========           ===========

NOTE 8: Other Liabilities

Other liabilities consist of the following:

                                         September 30, 2007    June 30, 2007
                                         ------------------    -------------
      Deferred compensation                 $  927,704          $  937,811
      Supplemental retirement plan             479,809             460,459
      Accrued lease                            937,016             542,056
      Income tax liability                   1,315,000                  --
      Warranty                                 448,623             472,000
      Other                                      3,128                  --
                                            ----------          ----------
                                             4,111,280           2,412,326
      Less current portion                   1,665,965           1,259,616
                                            ----------          ----------
                                            $2,445,315          $1,152,710
                                            ==========          ==========

NOTE 9: Income Taxes

As discussed in Note 1, effective July 1, 2007 the Company adopted FIN No. 48. The Company did not record a cumulative effect adjustment to retained earnings as a result of this adoption. Upon adoption, the Company has unrecognized tax benefits of $414,000 related to continuing operations. The Company has unrecognized tax benefits of $770,000 resulting from deductions related to the liquidation of a subsidiary which would be recorded as discontinued operations if recognized. Unrecognized tax benefits of $414,000 would affect the Company's effective tax rate if recognized.

In accordance with the Company's accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN No. 48. As of the date of adoption, $115,000, net of tax benefit, was included in the liability for uncertain tax positions for the possible payment of interest and penalties.

The Company reclassified $1,315,000 of liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These liabilities are recorded in the other non-current liabilities line in the Company's Consolidated Balance Sheet.

Various state income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company's unrecognized tax benefits will increase or decrease within the next twelve months as a result of these examinations or the expiration of the statutes of limitations. At this time, an estimate of the range of reasonably possible outcomes cannot be made, however the change could include the entire amount of unrecognized tax benefits related to discontinued operations.

As of July 1, 2007 the Company is subject to income tax examinations for its U.S. federal and foreign income taxes for the fiscal years 2004 through 2007, for state and local taxes for the fiscal years 1999 through 2007.

Income taxes for the first quarter of fiscal 2008 were $804,000, representing an effective tax rate of 22.9% and included a $65,000 tax benefit resulting from deductible interest accrued on prior year's tax liabilities. The first quarter of fiscal 2007 had an effective tax rate of 25.0%. The projected effective tax rate for fiscal 2008 is approximately 25% compared to an actual effective tax rate of 25.3% for fiscal 2007.

NOTE 10: Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 1,055,364 and 946,950 at September 30, 2007 and 2006, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                        Three Months Ended
                                                       --------------------
                                                           September 30
                                                       2007            2006
                                                       ----            ----
Numerator:
Net income                                         $ 2,705,464     $ 3,760,678
                                                    ==========      ==========
Denominator:
Denominator for basic earnings
         per share:
           Weighted average shares outstanding      16,042,333      17,492,157
                                                    ==========      ==========
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding        16,042,333      17,492,157
         Common stock options
           and restricted stock                        322,972         483,638
                                                    ----------      ----------
Weighted average shares and conversions             16,365,305      17,975,795
                                                    ==========      ==========


NOTE 11: Components of Net Periodic Pension Benefit Costs

                                                      Three Months Ended
                                                    -----------------------
                                                         September 30
                                                    2007               2006
                                                    ----               ----
Service cost                                     $  75,000         $  85,587
Interest cost                                      175,000           151,795
Expected return on plan assets                    (225,000)         (173,365)
Amortization of prior service cost                      --              (808)
Amortization of the net loss                            --            47,436
                                                 ---------         ---------
Net periodic benefit cost                        $  25,000         $ 110,645
                                                 =========         =========

Expected Pension Contributions

Required contributions for fiscal 2008 are $0.

NOTE 12: Components of Net Periodic Postretirement Health Benefit Costs

                                                      Three Months Ended
                                                    -----------------------
                                                         September 30
                                                    2007               2006
                                                    ----               ----
Service cost                                     $  20,000         $  18,677
Interest cost                                       42,500            36,665
Amortization of the net loss                         7,500            13,208
                                                 ---------         ---------
Postretirement Health                            $  70,000         $  68,550
                                                 =========         =========

Expected Postretirement Health Contributions

Expected contributions for fiscal 2008 are approximately $90,000.

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                 Space &   Corporate and
                                 Wireless        Defense    Unallocated    Consolidated
                                 --------        -------    -----------    ------------
Net sales:
Three months ended:
       September 30, 2007       21,103,429     10,986,763            --     32,090,192
       September 30, 2006       19,827,407     10,375,703            --     30,203,110

Operating income:
Three months ended:
       September 30, 2007        1,742,429      1,053,628            --      2,796,057
       September 30, 2006        2,735,062      1,385,153            --      4,120,215


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

Overview

The consolidated financial statements present the financial condition of the Company as of September 30, 2007 and June 30, 2007, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2007 and 2006.

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

In July 2006, the Company began construction on a 54,000 square foot addition to its facility in East Syracuse, New York. This addition is needed primarily to accommodate the growth of the Company's Space and Defense business. The expansion project was completed during the third quarter of calendar 2007 at an estimated cost of $6.1 million for the building addition. During the remainder of fiscal 2008, the Company plans to renovate the space in its existing facility at a cost of approximately $2.5 million.

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

In August 2007, the Company was selected to receive a contract valued at $5.8 million from Lockheed Martin for electronic subassemblies that will help U.S. Navy helicopters detect and identify enemy radar. Designed to process radar signals detected by a receiver, Anaren's Passive Ranging Subsystem is a major component of Lockheed Martin's AN/ALQ-210 Electronic Support Measures (ESM) system, a sophisticated device carried aboard military helicopters and fixed wing aircraft to warn of possible threats.

In August 2007, the Company announced that pre-tax income for the three months ended December 31, 2006 and March 31, 2007 were overstated by $238,000 and $676,000, respectively, due to certain accounting errors related to reconciliation of inventory and recording of vendor payables at its China subsidiary, and errors related to stock based compensation and pension expense as well as errors involving warranty expense and allowance for sale returns. The Company reported a material weakness in its Annual Report on Form 10-K that its company-level risk assessment and oversight controls were not effective for the fiscal year 2007. The restatement was reported in the Company's Annual Report on Form 10-K for the year ended June 30, 2007 and was also reported in amendments to its Quarterly Reports on Form 10-Q/A for the second and third quarters of fiscal year 2007 ended December 31, 2006 and March 31, 2007, respectively in October 2007.

Second Quarter of Fiscal 2008 Outlook

For the second quarter, the Company expects a decline in demand for wireless infrastructure products, comparable demand for the consumer component product line and increased sales for the Space & Defense segment. As a result, the Company expects net sales to be in the range of $29.0 - $32.0 million for the second quarter of fiscal 2008. With an anticipated tax rate of approximately 25.0% and an expected stock based compensation expense of approximately $0.04 per diluted share, net earnings per diluted share are expected to be in the range of $0.14 - $0.17 for the second quarter.

Results of Operations

Net sales from continuing operations for the three months ended September 30, 2007 were $32.1 million, up $1.9 million from $30.2 million for the first quarter of fiscal 2007. Net income for the first three months of fiscal 2008 was $2.7 million, or 8.4% of net sales, down $1.1 million, or 28.1% from net income of $3.8 million in the first three months of fiscal 2007.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                      Three Months Ended
                                                 Sept. 30, 2007   Sept. 30, 2006
                                                 --------------   --------------
Net Sales                                            100.0%           100.0%

Cost of sales                                         67.2%            64.1%
                                                      ----             ----
Gross profit                                          32.8%            35.9%
                                                      ----             ----

Operating expenses:
   Marketing                                           5.5%             6.0%
   Research and development                            8.1%             7.1%
   General and administrative                         10.5%             9.2%
                                                      ----             ----
     Total operating expenses                         24.1%            22.3%
                                                      ----             ----

Operating income                                       8.7%            13.6%

Other income (expense):

     Other, primarily interest income                  2.3%             3.0%
     Interest expense                                 (0.1)%            0.0%
                                                      ----             ----
     Total other income (expense), net                 2.2%             3.0%
                                                      ----             ----

Income before income taxes                            10.9%            16.6%
Income taxes                                           2.5%             4.2%
                                                      ----             ----
   Net income                                          8.4%            12.4%
                                                      ====             ====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                      Three Months Ended
                                                    ----------------------
                                                         September 30
                                                    2007              2006
                                                    ----              ----
Wireless                                         $  21,103         $  19,827
Space and Defense                                   10,988            10,376
                                                 ---------         ---------
     Total                                       $  32,091         $  30,203
                                                 =========         =========


Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net sales. Net sales increased $1.9 million, or 6.2% to $32.1 million for the first quarter ended September 30, 2007 compared to $30.2 million for the first quarter of fiscal 2007. This increase resulted from a $1.3 million rise in shipments of wireless infrastructure and consumer products and a $600,000 increase in sales of Space and Defense segment products.

The increase in sales of Wireless products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless basestation and consumer equipment, was a result of a rise in customer demand for custom Wireless components during the current first quarter compared to the first quarter of last year. Shipments of custom Wireless components rose $3.6 million, or 50% in the first quarter of fiscal 2008 compared to the first quarter last year, led by a significant increase in demand from Nokia Corp. for a new basestation ferrite product which began shipping in the third quarter of fiscal 2007. This increase more than offset a $1.0 million decline in consumer products and a $1.4 million decrease in sales of standard wireless products. Shipments to Nokia Corp. for all Wireless products in the first quarter of fiscal 2008 were $10.1 million, which represents 48% of total Wireless sales and 31.5% of total Company sales for the quarter. Demand for Wireless products is expected to decline from first quarter levels in the second quarter of fiscal 2008.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar, receiver, and countermeasure subsystems for the military. Sales of Space and Defense products rose $612,000, or 5.9% in the first quarter of fiscal 2008 compared to the first quarter of the previous fiscal year. Space and Defense product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the current record segment backlog of over $62 million. Quarterly shipments of Space and Defense products for the remainder of fiscal 2008 are expected to range between $12.0 and $14.0 million.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the first quarter of fiscal 2008 was $10.5 million, (32.8% of net sales), down $320,000 from $10.8 million (35.9% of net sales) for the same quarter of the prior year. Gross profit on sales decreased in the first quarter of fiscal 2008 over the first quarter of last year due to the substantial rise in shipments of lower margin custom Wireless products and a decline in sales of higher margin standard Wireless components.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.8 million (5.5% of net sales) for the first quarter of fiscal 2008, unchanged from $1.8 million (6.0% of net sales) for the first quarter of fiscal 2007. Marketing expenses in the current first quarter were relatively unchanged, falling $55,000 over the first quarter of last fiscal year due to a reduction in payroll costs resulting from a reduction in sales personnel.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $2.6 million (8.1% of net sales) in the first quarter of fiscal 2008, up 21.8% from $2.1 million (7.1% of net sales) for the first quarter of fiscal 2007. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense Group. Research and Development expenditures have increased in the first quarter of fiscal 2008 versus the first quarter of last year due to the higher level of opportunities in the marketplace which have resulted in the hiring of additional personnel over the last 12 months to do development work. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 21.5% to $3.4 million (10.5% of net sales) for the first quarter of fiscal 2008 from $2.8 million (9.2% of net sales) for the first quarter of fiscal 2007. The increase resulted primarily from additional professional service costs associated with the restatement of the Company's second and third quarter fiscal 2007 financial statements. Costs related to these restatements and subsequent increased year end audit procedures were in excess of $350,000 in the first quarter of fiscal 2008.

Operating Income. Operating income fell 32.1% in the first quarter of fiscal 2008 to $2.8 million, (8.7% of net sales) compared to $4.1 million (13.6% of net sales) for the first quarter of fiscal 2007. On a reporting segment basis, Wireless operating income was $1.7 million for the first quarter of fiscal 2008, down $1.0 million, or 36.3%, from Wireless operating income of $2.7 million in the first quarter of fiscal 2007.

The decline in Wireless segment operating income in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was due primarily to a shift in product mix to more custom Wireless products. Custom Wireless products are typically lower margin compared to standard Wireless components due to significantly higher material content as a percentage of sales compared to standard components. Margins were further eroded by the increase in General and Administrative expense related to the fiscal year 2007 restatements.

Space and Defense operating income was $1.1 million in the first quarter of fiscal 2008 down $332,000 from $1.4 million for the first quarter of fiscal 2007. Operating margins in this segment declined in the first quarter due to manufacturing inefficiencies encountered on some programs which had material delays, a higher level of internal research and development spending for the segment year over year and the increase in general and administrative expense related to the Company's fiscal year 2007 restatements.

Interest Expense. Interest expense represents interest incurred on deferred obligations. Interest expense for the first quarter of fiscal 2008 was $37,000; compared to $6,000 for the first quarter of fiscal 2007.

Other Income. Other income is primarily interest income received on invested cash balances and rental income. Other income decreased 16.3% to $750,000 in the first quarter of fiscal 2008 compared to $897,000 for the first quarter of last year. This decrease was caused by the decline in available investable cash due to the use of $22.3 million to purchase treasury shares over the last two quarters. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the first quarter of fiscal 2008 were $804,000 (2.5% of net sales), representing an effective tax rate of 22.9% and included a $65,000 tax benefit resulting from deductible interest accrued on prior year's tax liabilities. This compares to income tax expense of $1.3 million (4.1% of net sales) for the first quarter of fiscal 2007, representing an effective tax rate of 25.0%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss. The projected effective tax rate for fiscal 2008 is approximately 25% compared to an actual effective tax rate of 25.3% for fiscal 2007.

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

Long-lived assets with estimated useful lives are depreciated to their residual values over those useful lives in proportion to the economic value consumed. Long-lived assets are tested for impairment at the group level, which is usually an economic unit such as a manufacturing facility or department, which has a measurable economic output or product. Long-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, and exceeds its fair market value. This circumstance exists if the carrying amount of the assets in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by the discounted cash flow or in the case of negative cash flow, an independent market appraisal of the asset.

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

The Company accounts for stock based compensation by recognizing expense over the vesting period for any unvested stock option awards granted. Stock option grants are valued by using a Black-Scholes method at the date of the grant. There are assumptions and estimates made by management which go into the valuation of the options granted, such as volatility, expected option term, and forfeiture rate. The Company recognizes expense on options granted using a straight-line method over the vesting period. Restricted stock grants are expensed over the vesting period, which is determined at the date of the grant.

Liquidity and Capital Resources

Net cash provided by operations for the first quarter of fiscal 2008 was $1.5 million and resulted from the high level of net income before depreciation and non-cash equity based compensation expense. The positive cash flow from earnings for the current first quarter was partially off-set by increases in inventory and receivables totaling $2.0 million, as well as a pay down of accrued expenses and accounts payable of $3.7 million. Net cash used in operations for the first quarter ended September 30, 2006 was $857,000. The negative cash flow from operations for the first quarter of fiscal 2007 was due to the $3.7 million and $2.9 million rise in accounts receivable and inventory, respectively, resulting from the increased levels of Company business.

New cash provided by investing activities in the first quarter of fiscal 2008 was $9.8 million and consisted of $14.1 million provided by the maturity of marketable debt securities, net of $4.3 million used to pay for capital additions. Net cash used in investing activities in the first quarter of fiscal 2007 was $3.5 million and consisted of capital additions of $2.3 million, and net purchases of marketable securities totaling $1.0 million.

Net cash used in financing activities in the first quarter of fiscal 2008 was $12.0 million and consisted of $12.3 million used to purchase 864,000 treasury shares net of $310,000 generated by cash receipts and tax benefits from the exercise of stock options. Net cash provided by financing activities was $1.6 million in the first quarter of fiscal 2007 and consisted of cash and tax benefits provided by the exercise of stock options.

During the remainder of fiscal 2008, the Company anticipates that its main cash requirement will be for capital expenditures and continued repurchase of the Company's common stock. Capital expenditures for the remainder of fiscal 2008 are expected to total between $5.0
- $6.0 million and will be funded from existing cash and investments.

The Company expects to continue to repurchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At September 30, 2007 there were 710,733 shares remaining under the current Board repurchase authorization. On November 5, 2007, the Company announced that the Board of Directors authorized the repurchase of an additional 2 million shares of the Company's common stock in addition to the 200,733 shares remaining from prior authorizations.

At September 30, 2007, the Company had approximately $59.8 million in cash, cash equivalents, and marketable securities. The Company has no debt, and on a fiscal year basis has had positive operating cash flow for over ten years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

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

Item 3. Quantitative and Qualitative disclosures About Market Risk

The following discusses the Company's possible exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report.

As of September 30, 2007, the Company had cash, cash equivalents and marketable securities of $59.8 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from September 30, 2007 rates, or 0.375%, would have reduced net income and cash flow by approximately $224,000, or $.003 per diluted share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

Forward-Looking Cautionary Statement

The statements contained in this Quarterly Report which are not historical information are "forward-looking statements". These forward looking statements are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties facing our Company. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

On October 31, 2007, the Company filed amended Quarterly Reports on Form 10-Q/A restating the Company's consolidated condensed financial statements for the periods ending December 31, 2006 and March 31, 2007. The Company cannot predict the reaction to the filing of these Amended Reports and if adverse, the market price of the Company's stock could decline, potentially rapidly and sharply.

Other known risks include, but are not limited to: the Company's ability to timely ramp up to meet some of our customers' increased demands; unanticipated delays in successfully completing customer orders within contractually required timeframes; unanticipated penalties resulting from failure to meet contractually imposed delivery schedules; unanticipated costs and damages resulting from replacement of products found to include latent defects; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; inability to successfully secure new design wins from our OEM customers, reliance on a limited number of key component suppliers; unpredictable difficulties or delays in the development of new products; order cancellations or extended postponements; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and/or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2007 Annual Report, on Anaren's Form 10-K for the fiscal year ended June 30, 2007 and any exhibits to that Report filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.


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

      2. Changes in internal controls. During the period covered by this Quarterly Report on Form 10-Q, there were changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f)) that have materially affected the Company's internal controls over financial reporting. These changes relate to the remediation efforts that were put in place to respond to the material weaknesses identified in the June 30, 2007 Annual Report on Form 10-K filed on September 28, 2007. The following control improvements have been made to the Company's internal controls over financial reporting:

            i. Monitoring Financial Reporting Risks: During the quarter, and on a quarterly basis, certain members of the Company's management performed an operational review at each of the Company's subsidiaries to ensure that policies and procedures are being applied consistently and accurately. These reviews focused on the areas considered by the Company and identified each quarter as those areas with the most significant risk of material financial statement misstatement based on the current business environment.

            ii.   Accounting for Inventory and Cost of Sales in China:

                  a. The Company has improved its monitoring controls over their subsidiaries by ensuring that a member from corporate team is on site during the quarter close to ensure consistent accounting practices and policies are being followed. Another member from the corporate team reviews any work performed by the on-site corporate team member.

                  b. Corporate Finance reviews and reperforms account reconciliations for significant accounts at subsidiaries to ensure they are prepared consistent with prior periods, complete, and accurate.

                  c. The Company will improve the level of accounting expertise and understanding of U.S. GAAP at its subsidiary in China by hiring more experienced accounting personnel at that location, as well as hire a new member to the corporate finance team exclusively responsible for the oversight of that location.

            iii. Accounting for Distributor Agreements: All newly negotiated contracts are required to be reviewed by the Sr. VP of Finance, Corporate Controller and Financial Reporting Manager prior to being formerly executed with the customer to ensure that all critical contract provisions that impact financial reporting have been considered in the preparation of the Company's financial statements.

            iv. Accounting for Stock-Based Compensation: Improved procedures surrounding the review and adoption of accounting standards that have a financial impact on the Company's financial statements. Procedures include a detailed review of the stock compensation expense calculation by personnel independent of the preparer. This review will be executed by finance department personnel with adequate technical expertise relative to the accounting for stock based compensation.

            v. Accounting for Warranty Reserve, Sales Returns and Allowance Reserve and Inventory Valuation: During the quarter, and on a quarterly basis, the Company monitors the warranty reserve, sales returns and allowance reserve and those practices relative to inventory valuation to ensure that all non-GAAP practices utilized do not materially impact the Company's consolidated financial statements. This monitoring process includes the preparation of analyses over each area, which is reviewed by multiple levels with the corporate finance department.

PART II           OTHER INFORMATION

Item 1A. Risk Factors

The Company is exposed to certain risk factors that may affect operations and/or financial results. The significant factors known to the Company are described in the Company's most recently filed annual report on Form 10-K above. There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 16, 2007, the Board of Directors increased by 2,000,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On September 30, 2007, 710,733 shares remained authorized for purchase as noted above,as of November 5, 2007 there were 200,733 shares remaining from prior Board authorizations and the Board authorized the repurchase of an additional 2 million shares, depending on market conditions.

---------------------------------------------------------------------------------------------------------------
                                                                                           Maximum Number (or
                                                                    Total Number of        Approximate Dollar
                                                                   Shares (or Units)      Value) of Shares (or
                       Total Number of                           Purchased as Part of     Units) that May Yet
                      Shares (or Units)     Average Price Paid    Publicly Announced      Be Purchased Under
    Period                Purchased         per Share (or Unit)    Plans or Programs     the Plans or Programs
---------------------------------------------------------------------------------------------------------------
July 2007                       0                     --                    0                   1,575,016
---------------------------------------------------------------------------------------------------------------
August 2007                60,683                  14.04                    0                   1,514,333
---------------------------------------------------------------------------------------------------------------
September 2007            803,600                  14.23                    0                     710,733
---------------------------------------------------------------------------------------------------------------
Total                     864,283                  14.22                    0                          --
---------------------------------------------------------------------------------------------------------------


Item  6.          Exhibits

                  31    Rule 13a-14(a) Certifications

                  32    Section 1350 Certifications

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Anaren, Inc.
                                  (Registrant)

Date:  November 9, 2007           /s/ Lawrence A. Sala
                                  ----------------------------------------------
                                  Lawrence A.Sala
                                  President & Chief Executive Officer


Date:  November 9, 2007           /s/ Joseph E. Porcello
                                  ----------------------------------------------
                                  Joseph E. Porcello
                                  Sr. Vice President of Finance and Treasurer