Form 10-Q
period 2007-12-31
ANAREN  INC
filed 2008-02-08
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

      The number of shares of Registrant's Common Stock outstanding on February 4, 2008 was 14,714,419.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of                   3
              December 31, 2007 and June 30, 2007 (unaudited)

              Consolidated Condensed Statements of Earnings                 4
              for the Three Months Ended December 31,
              2007 and 2006 (unaudited)

              Consolidated Condensed Statements of Earnings                 5
              for the Six Months Ended December 31,
              2007 and 2006 (unaudited)

              Consolidated Condensed Statements of Cash Flows               6
              for the Six Months Ended December 31,
              2007 and 2006 (unaudited)

              Notes to Consolidated Condensed Financial                     7
              Statements (unaudited)

     Item 2.  Management's Discussion and Analysis                         15
              of Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   25

     Item 4.  Controls & Procedures                                        26

PART II - OTHER INFORMATION

     Item 1A. Risk Factors                                                 27

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  27

     Item 4.  Submission of Matters to a Vote of Security Holders          27

     Item 6.  Exhibits                                                     27

  Officer Certifications                                                 28 - 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ANAREN, INC.
                      Consolidated Condensed Balance Sheets
                       December 31, 2007 and June 30, 2007
                                   (Unaudited)

              Assets                                               December 31, 2007         June 30, 2007
              ------                                               -----------------         -------------
Current assets:
    Cash and cash equivalents                                       $   6,809,475            $   7,912,276
    Securities available for sale (note 4)                              2,300,000               14,150,000
    Securities held to maturity (note 4)                               21,866,760               20,951,788
    Receivables, less allowances of $231,722
      at December 31, 2007 and $255,677 at June 30, 2007               20,702,128               19,768,701
    Inventories (note 5)                                               27,275,055               24,331,597
    Other receivables                                                   2,161,776                1,606,093
    Prepaid expenses                                                      751,074                  771,251
    Deferred income taxes                                               1,252,255                1,174,255
    Other current assets                                                  901,537                1,121,513
                                                                    -------------            -------------
                Total current assets                                   84,020,060               91,787,474

Securities held to maturity (note 4)                                   16,742,135               31,540,247
Property, plant and equipment, net (note 6)                            39,971,893               37,091,786
Deferred income taxes                                                      26,668                   31,447
Goodwill                                                               30,715,861               30,715,861
Other intangible assets, net (note 2)                                        --                     37,500
                                                                    -------------            -------------
                Total assets                                        $ 171,476,617            $ 191,204,315
                                                                    =============            =============

      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
    Accounts payable                                                $  10,338,255            $  11,717,120
    Accrued expenses (note 7)                                           2,316,977                3,907,652
    Income taxes payable (note 1 and 9)                                   427,871                  726,240
    Customer advance payments                                           2,592,211                1,318,812
    Other current liabilities (note 8)                                  1,960,595                1,259,616
                                                                    -------------            -------------
                Total current liabilities                              17,635,909               18,929,440
Deferred income taxes                                                     829,353                1,373,353
Pension and postretirement benefit obligation                           3,144,664                2,954,664
Other liabilities (note 8)                                              2,467,667                1,152,710
                                                                    -------------            -------------
                Total liabilities                                      24,077,593               24,410,167
                                                                    -------------            -------------
Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 27,382,018 shares
       at December 31, 2007 and 27,128,855 at June 30, 2007               273,820                  271,288
    Additional paid-in capital                                        190,348,172              187,877,944
    Retained earnings                                                  90,563,591               85,306,813
    Accumulated other comprehensive loss (note 13)                       (618,024)                (984,640)
                                                                    -------------            -------------
                                                                      280,567,559              272,471,405
    Less cost of 12,585,710 treasury shares
      at December 31, 2007 and 10,752,506 at June 30, 2007            133,168,535              105,677,257
                                                                    -------------            -------------
                Total stockholders' equity                            147,399,024              166,794,148
                                                                    -------------            -------------
Total liabilities and stockholders' equity                          $ 171,476,617            $ 191,204,315
                                                                    =============            =============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           December 31, 2007 and 2006
                                   (Unaudited)

                                            December 31, 2007  December 31, 2006
                                            -----------------  -----------------
Net sales                                     $ 32,367,982       $ 30,322,785

Cost of sales                                   21,967,487         19,425,005
                                              ------------       ------------
        Gross profit                            10,400,495         10,897,780
                                              ------------       ------------

Operating expenses:
        Marketing                                1,775,816          1,928,858
        Research and development                 2,286,673          2,192,823
        General and administrative               3,363,262          2,760,742
                                              ------------       ------------
              Total operating expenses           7,425,751          6,882,423
                                              ------------       ------------

Operating income                                 2,974,744          4,015,357

Other income, primarily interest                   598,366            917,080
Interest expense                                    (9,796)            (6,143)
                                              ------------       ------------
        Total other income                    $    588,570       $    910,937
                                              ------------       ------------

Income before income taxes                       3,563,314          4,926,294

Income tax expense                               1,012,000          1,165,000
                                              ------------       ------------

Net income                                    $  2,551,314       $  3,761,294
                                              ============       ============

Basic earnings per share:                            $0.17              $0.21
                                                     =====              =====

Diluted earnings per share:                          $0.17              $0.21
                                                     =====              =====

Shares used in computing net earnings
  per share:
        Basic                                   14,714,479         17,622,700
                                              ============       ============
        Diluted                                 14,993,433         18,088,109
                                              ============       ============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                                Six Months Ended
                           December 31, 2007 and 2006
                                   (Unaudited)

                                            December 31, 2007  December 31, 2006
                                            -----------------  -----------------
Net sales                                     $ 64,458,174       $ 60,525,895

Cost of sales                                   43,538,693         38,788,783
                                              ------------       ------------
        Gross profit                            20,919,481         21,737,112
                                              ------------       ------------

Operating expenses:
        Marketing                                3,533,183          3,741,564
        Research and development                 4,889,991          4,331,008
        General and administrative               6,725,506          5,528,968
                                              ------------       ------------
              Total operating expenses          15,148,680         13,601,540
                                              ------------       ------------

Operating income                                 5,770,801          8,135,572

Other income, primarily interest                 1,348,409          1,813,686
Interest expense                                   (46,432)           (12,286)
                                              ------------       ------------
        Total other income                    $  1,301,977       $  1,801,400
                                              ------------       ------------

Income before income taxes                       7,072,778          9,936,972

Income tax expense                               1,816,000          2,415,000
                                              ------------       ------------

Net income                                    $  5,256,778       $  7,521,972
                                              ============       ============

Basic earnings per share:                            $0.34              $0.43
                                                     =====              =====

Diluted earnings per share:                          $0.34              $0.42
                                                     =====              =====

Shares used in computing net earnings
  per share:
        Basic                                   15,378,406         17,557,429
                                              ============       ============
        Diluted                                 15,679,369         18,032,032
                                              ============       ============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended
                           December 31, 2007 and 2006
                                   (Unaudited)

                                                                                       December 31, 2007          December 31, 2006
                                                                                       -----------------          -----------------
Cash flows from operating activities:
     Net income                                                                          $  5,256,778               $  7,521,972
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                                                       3,378,113                  2,524,216
         Amortization                                                                         333,150                    386,028
         Gain on sale of land                                                                      --                    (77,508)
         Deferred income taxes                                                               (616,000)                   254,000
         Stock based compensation                                                           1,838,262                  1,662,320
         Provision for receivables allowances                                                 (23,955)                   (18,726)
         Changes in operating assets and liabilities:
           Receivables                                                                       (834,472)                   (67,638)
           Inventories                                                                     (2,747,012)                (5,056,999)
           Other receivables                                                                 (555,683)                  (427,900)
           Prepaids and other current assets                                                  284,153                   (781,618)
           Accounts payable                                                                  (534,062)                 1,368,873
           Accrued expenses                                                                (1,596,675)                  (678,904)
           Income taxes payable                                                              (306,369)                  (512,068)
           Customer advance payments                                                        1,273,399                         --
           Other liabilities                                                                2,015,715                     68,158
           Pension and postretirement benefit obligation                                      190,000                    234,650
                                                                                         ------------               ------------
     Net cash provided by operating activities                                              7,355,342                  6,398,856
                                                                                         ------------               ------------
Cash flows from investing activities:
     Capital expenditures                                                                  (7,108,022)                (6,172,903)
     Proceeds from sale of land                                                                    --                    134,508
     Increase in other assets                                                                      --                         --
     Maturities of held to maturity and available for sale securities                      57,761,650                 62,568,681
     Purchase of held to maturity and available for sale securities                       (32,324,160)               (63,448,142)
                                                                                         ------------               ------------
             Net cash provided by (used in) investing activities                           18,329,468                 (6,917,856)
                                                                                         ------------               ------------
Cash flows from financing activities:
     Stock options exercised                                                                  538,941                  2,111,188
     Tax benefit from exercise of stock options                                               106,110                    628,756
     Purchase of treasury stock                                                           (27,491,278)                        --
                                                                                         ------------               ------------
             Net cash (used in) provided by financing activities                          (26,846,227)                 2,739,944
                                                                                         ------------               ------------

     Effect of exchange rates on cash                                                          58,616                     54,483
                                                                                         ------------               ------------
             Net (decrease) increase in cash and cash equivalents                          (1,102,801)                 2,275,427
Cash and cash equivalents at beginning of period                                            7,912,276                 15,733,214
                                                                                         ------------               ------------
Cash and cash equivalents at end of period                                               $  6,809,475               $ 18,008,641
                                                                                         ============               ============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                          $     46,432               $     12,286
                                                                                         ============               ============
       Income taxes, net of refunds                                                      $  1,296,252               $  2,044,312
                                                                                         ============               ============
       Fixed asset purchases included in accounts payable                                $    522,296               $         --
                                                                                         ============               ============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The results of operations for the six months ended December 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2008, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the six months ended December 31, 2007 and 2006 are based on estimates of income and utilization of tax credits for the entire year.

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

NOTE 2: Intangible Assets

Intangible assets as of December 31, 2007 and June 30, 2007 are as follows:

                                               December 31                          June 30
                                    -------------------------------     -------------------------------
                                    Gross Carrying     Accumulated      Gross Carrying    Accumulated
                                        Amount         Amortization         Amount         Amortization
                                        ------         ------------         ------         ------------
Patent                               $  574,966         $  574,966        $  574,966        $  574,966
Customer Relationships                1,350,000          1,350,000         1,350,000         1,312,500
Non-Competition Agreements              180,000            180,000           180,000           180,000
                                     ----------         ----------        ----------        ----------
  Total                              $2,104,966         $2,104,966        $2,104,966        $2,067,466
                                     ==========         ==========        ==========        ==========

Intangible asset amortization expense for the three month period ended December 31, 2007 and 2006 aggregated $0 and $74,218, respectively; and $37,500 and $154,436 for the six month period ended December 31, 2007 and 2006, respectively. The intangible assets have been fully amortized during the first quarter ended September 30, 2007, and no future amortization expense related to these intangible assets will occur in subsequent quarters.

NOTE 3: Equity Based Compensation

The components of equity based compensation expense in the statements of earnings are as follows:

                                           Three Months Ended               Six Months Ended
                                              December 31                      December 31
                                              -----------                      -----------
                                          2007            2006            2007               2006
                                          ----            ----            ----               ----
Stock option                            $573,254        $745,274       $1,167,676        $1,490,799
Restricted stock                         368,870         108,609          670,586           190,892
                                        --------        --------       ----------        ----------
Stock based compensation expense        $942,124        $853,883       $1,838,262        $1,681,691
                                        ========        ========       ==========        ==========

In the six months ending December 31, 2007, 193,363 shares of restricted stock with an aggregate value of $3,144,482 were issued with a vesting period of 1 to 5 years.

NOTE 4: Securities

The amortized cost and fair value of securities are as follows:

                                                             December 31, 2007
                                                             -----------------
                                                            Gross        Gross
                                               Amortized  Unrealized   Unrealized
                                                 Cost        Gains       Losses      Fair Value
                                                 ----        -----       ------      ----------
Securities available for sale:
     Auction rate securities                 $ 2,300,000   $     --     $     --    $ 2,300,000
                                             -----------   --------     --------    -----------
         Total securities
         available-for-sale                  $ 2,300,000   $     --     $     --    $ 2,300,000
                                             -----------   --------     --------    -----------
Securities held to maturity:
     Municipal bonds                         $35,975,283   $162,445     $     --    $36,137,728
     Commercial paper                                 --         --           --             --
     Corporate bonds                           2,035,573        690           --      2,036,263
     Federal agency bonds                        598,039      1,775           --        599,814
                                             -----------   --------     --------    -----------
         Total securities held to maturity   $38,608,895   $164,910     $     --    $38,773,805
                                             ===========   ========     ========    ===========

                                                              June 30, 2007
                                                              -------------
                                                            Gross        Gross
                                               Amortized  Unrealized   Unrealized
                                                 Cost        Gains       Losses      Fair Value
                                                 ----        -----       ------      ----------
Securities available for sale:
     Auction rate securities                 $14,150,000   $     --    $      --    $14,150,000
                                             -----------   --------    ---------    -----------
         Total securities
           available-for-sale                $14,150,000   $     --    $      --    $14,150,000
                                             -----------   --------    ---------    -----------
Securities held to maturity:
     Municipal bonds                         $47,059,882   $     --    $(143,577)   $46,916,305
     Commercial paper                          2,595,026         --           --      2,595,026
     Corporate bonds                           2,238,166         --         (264)     2,237,902
     Federal agency bonds                        598,961         --         (411)       598,550
                                             -----------   --------    ---------    -----------
         Total securities held to maturity   $52,492,035   $     --    $(144,252)   $52,347,783
                                             ===========   ========    =========    ===========

Contractual maturities of marketable debt securities held to maturity at December 31, 2007 and June 30, 2007 are summarized as follows:

                                                     December 31, 2007                June 30, 2007
                                                     -----------------                -------------
                                                                 Fair                             Fair
                                                                Market                           Market
                                                   Cost          Value             Cost           Value
                                                   ----          -----             ----           -----
Within one year                                $21,866,760    $21,923,847       $20,951,788    $20,943,580
One year to five years                          16,742,135     16,849,958        31,540,247     31,404,203
                                               -----------    -----------       -----------    -----------
     Total                                     $38,608,895    $38,773,805       $52,492,035    $52,347,783
                                               ===========    ===========       ===========    ===========

Contractual maturities of auction rate securities available for sale at December 31, 2007 and June 30, 2007 are summarized as follows:

                                                  December 31, 2007               June 30, 2007
                                                  -----------------               -------------
                                                               Fair                           Fair
                                                              Market                         Market
                                                 Cost          Value           Cost           Value
                                                 ----          -----           ----           -----
Within one year                               $2,300,000    $2,300,000      $14,150,000    $14,150,000
One year to five years                                --            --               --             --
                                              ----------    ----------      -----------    -----------
     Total                                    $2,300,000    $2,300,000      $14,150,000    $14,150,000
                                              ==========    ==========      ===========    ===========

The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities; however, the market is highly liquid and the interest rates reset every 7, 28 or 35 days.

Amortization expense relating to the net discounts and premiums on securities held to maturity for the three and six months ending December 31, 2007 and 2006 amounted to $143,942 and $125,348, and $295,650 and $231,592, respectively. The amortization for the six months ending December 31, 2006 was reclassified from investing to operating cash flows on the consolidated statements of cash flows.

NOTE 5: Inventories

Inventories are summarized as follows:

                                          December 31, 2007    June 30, 2007
                                          -----------------    -------------
              Component parts               $ 14,334,849       $ 11,841,427
              Work in process                  8,032,607          7,392,973
              Finished goods                   4,907,599          5,097,197
                                            ------------       ------------
                Total                       $ 27,275,055       $ 24,331,597
                                            ============       ============

NOTE 6: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                              December 31, 2007    June 30, 2007
                                              -----------------   -------------
            Land and land improvements          $  4,157,617       $  4,157,617
            Construction in process                1,651,569          5,774,893
            Buildings, furniture and fixtures     25,072,185         17,956,858
            Machinery and equipment               67,775,594         64,683,378
                                                ------------       ------------
                                                $ 98,656,965       $ 92,572,746
            Less accumulated depreciation        (58,685,072)       (55,480,960)
                                                ------------       ------------
                                                $ 39,971,893       $ 37,091,786
                                                ============       ============

NOTE 7: Accrued Expenses

Accrued expenses consist of the following:

                                              December 31, 2007    June 30, 2007
                                              -----------------    -------------
            Compensation                          $1,422,738         $2,945,888
            Commissions                              784,819            654,596
            Health insurance and other               109,420            307,168
                                                  ----------         ----------
                                                  $2,316,977         $3,907,652
                                                  ==========         ==========

NOTE 8: Other Liabilities

Other liabilities consist of the following:

                                              December 31, 2007    June 30, 2007
                                              -----------------    -------------
            Deferred compensation                 $  952,313         $  937,811
            Supplemental retirement plan             499,159            460,459
            Accrued lease                            950,735            542,056
            Income tax liability                   1,334,000                 --
            Warranty                                 685,800            472,000
            Other                                      6,255                 --
                                                  ----------         ----------
                                                   4,428,262          2,412,326
            Less current portion                   1,960,595          1,259,616
                                                  ----------         ----------
                                                  $2,467,667         $1,152,710
                                                  ==========         ==========

NOTE 9: Income Taxes

As discussed in note 1, effective July 1, 2007 the Company adopted FIN No. 48. The Company did not record a cumulative effect adjustment to retained earnings as a result of this adoption. Upon adoption, the Company has unrecognized tax benefits of $414,000 related to continuing operations. The Company has unrecognized tax benefits of $770,000 resulting from deductions related to the liquidation of a subsidiary which would be recorded as discontinued operations if recognized. Unrecognized tax benefits of $414,000 would affect the Company's effective tax rate if recognized. Upon adoption the Company reclassified $1,315,000 of liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These liabilities are recorded in other liabilities in the Company's consolidated condensed balance sheet.

In accordance with the Company's accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN No. 48. During the quarter, the company recognized additional interest and penalties of $19,000 in income tax expense. The liability for uncertain tax positions as of July 1, 2007 and December 31, 2007, included $115,000 and $149,000, respectively, net of tax benefit, for the possible payment of interest and penalties.

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

Income taxes for the second quarter of fiscal 2008 were $1,012,000, representing an effective tax rate of 28.4% and included $61,000 of tax expense resulting from the establishment of a valuation allowance for deferred tax assets related to state net operating loss carryforwards. The second quarter of fiscal 2007 had an effective tax rate of 23.6%. The projected effective tax rate for fiscal 2008 is approximately 26% compared to an actual effective tax rate of 25.3% for fiscal 2007.

NOTE 10: Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 1,183,120 and 401,716 at December 31, 2007 and 2006, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                              Three Months Ended                  Six Months Ended
                                                                  December 31                        December 31
                                                            ----------------------              ----------------------
                                                            2007              2006              2007              2006
                                                            ----              ----              ----              ----
Numerator:
Net income                                               $2,551,314        $3,761,294        $5,256,778        $7,521,972
                                                         ==========        ==========        ==========        ==========
Denominator:
Denominator for basic earnings
         per share:
           Weighted average shares outstanding           14,714,479        17,622,700        15,378,406        17,557,429
                                                         ==========        ==========        ==========        ==========
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding             14,714,479        17,622,700        15,378,406        17,557,429
         Common stock options

           and restricted stock                             278,954           465,409           300,963           474,603
                                                         ----------        ----------        ----------        ----------

Weighted average shares and conversions                  14,993,433        18,088,109        15,679,369        18,032,032
                                                         ==========        ==========        ==========        ==========

NOTE 11: Components of Net Periodic Pension Benefit Costs

                                                  Three Months Ended             Six Months Ended
                                                      December 31                   December 31
                                                  ------------------            -----------------
                                                   2007         2006            2007         2006
                                                   ----         ----            ----         ----
Service cost                                    $  75,000    $  71,588       $ 150,000    $ 143,176
Interest cost                                     175,000      164,700         350,000      329,400
Expected return on plan assets                   (225,000)    (185,068)       (450,000)    (370,136)
Amortization of prior service cost                     --         (325)             --         (650)
Amortization of the net loss                           --       18,386              --       36,772
                                                ---------    ---------       ---------    ---------
Net periodic benefit cost                       $  25,000    $  69,281       $  50,000    $ 138,562
                                                =========    =========       =========    =========

Pension Contributions

Required contributions for fiscal 2008 are $0. Discretionary contributions amounting to approximately $125,000 will be made for fiscal 2008.

NOTE 12: Components of Net Periodic Postretirement Health Benefit Costs

                                            Three Months Ended           Six Months Ended
                                                December 31                 December 31
                                            ------------------           ----------------
                                              2007        2006           2007        2006
                                              ----        ----           ----        ----
Service cost                                $20,000     $18,677       $ 40,000    $ 37,354
Interest cost                                42,500      36,665         85,000      73,330
Amortization of the net loss                  7,500      13,208         15,000      26,416
                                            -------     -------       --------    --------
Postretirement health benefit cost          $70,000     $68,550       $140,000    $137,100
                                            =======     =======       ========    ========

Postretirement Health Benefit Contributions

Expected contributions for fiscal 2008 are approximately $90,000.

NOTE 13: Other comprehensive income

Comprehensive income consists of the following:

                                              Three months ended              Six months ended
                                                  December 31,                   December 31,
                                              2007           2006            2007           2006
                                              ----           ----            ----           ----
Net income                                $2,551,314      $3,761,294      $5,256,778     $7,521,972

Other comprehensive income:
Foreign currency
    translation adjustment                   253,454          66,634         366,616         54,483
                                          ----------      ----------      ----------     ----------

Comprehensive income                      $2,804,768      $3,827,928      $5,623,394     $7,576,455
                                          ==========      ==========      ==========     ==========

Accumulated other comprehensive loss consists of the following:

                                                                                Accumulated
                                             Minimum         Cumulative            Other
                                             Pension         Translation       Comprehensive
                                            Liability        Adjustments       Income (loss)
Balance, June 30, 2007                     $(1,350,246)        $365,606         $(984,640)

Foreign currency translation
    adjustments                                     --          366,616           366,616
                                           -----------         --------         ---------

Balance, December 31, 2007                 $(1,350,246)        $732,222         $(618,024)
                                           ===========         ========         =========

NOTE 14: Segment Information

The Company operates predominately in the wireless communications, satellite communications and defense electronics markets. The Company's two operating segments are Wireless and Space and Defense. These segments have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products and delivery channel, and are consistent with the way the Company organizes and evaluates financial information internally for purposes of making operating decisions and assessing performance.

The Wireless segment designs, manufactures and markets commercial products used mainly by the wireless communications market. The Space and Defense segment of the business designs, manufactures and markets specialized products for the defense electronics and satellite communications markets. The revenue disclosures for the Company's operating segments depict products that are similar in nature.

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                             Space &          Corporate and
                                            Wireless         Defense            Unallocated         Consolidated
                                            --------         -------            -----------         ------------
Net sales:
Three months ended:
       December 31, 2007                  $17,857,680      $14,510,302          $      --           $32,367,982
       December 31, 2006                   16,998,534       13,324,251                 --            30,322,785
Six months ended:
       December 31, 2007                   38,961,110       25,497,064                 --            64,458,174
       December 31, 2006                   36,825,941       23,699,954                 --            60,525,895

Operating income:
Three months ended:
       December 31, 2007                      437,246        2,741,154           (203,656)            2,974,744
       December 31, 2006                    1,199,641        2,815,716                 --             4,015,357
Six months ended:
       December 31, 2007                    2,179,675        3,794,782           (203,656)            5,770,801
       December 31, 2006                    3,934,703        4,200,869                 --             8,135,572

NOTE 15: Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010). The Company does not believe this Statement will have a material impact on the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" (SFAS 160). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interests) and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (fiscal year 2010). The Company is currently assessing the impact of this Statement on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. The following discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties. The Company's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q and factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Overview

The consolidated financial statements present the financial condition of the Company as of December 31, 2007 and June 30, 2007, and the consolidated results of operations and cash flows of the Company for the three months and six months ended December 31, 2007 and 2006.

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

In July 2006, the Company began construction on a 54,000 square foot addition to its facility in East Syracuse, New York. This addition is needed primarily to accommodate the growth of the Company's Space and Defense business. The expansion project was completed during the third quarter of calendar 2007 at an estimated cost of $6.1 million for the building addition. During the remainder of fiscal 2008, the Company plans to renovate portions of its existing facility at a cost of approximately $2.5 million.

In February 2007, the Company was selected to receive a contract valued in excess of $8.0 million from Alcatel-Alenia Space (now Thales Alenia Space) (France) for development and production of integrated beamforming assemblies that will be deployed on the Globalstar-2 satellite payload. The contract award covers design services and manufacture of up to 48 beamforming networks.

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

Third Quarter of Fiscal 2008 Outlook

For the 3rd quarter of fiscal 2008, we expect a slight decline in sales for the Space & Defense Group and comparable demand for wireless infrastructure and consumer component products. As a result, we expect net sales to be in the range of $29.5 - $32.5 million. With an anticipated tax rate of approximately 25%, an anticipated equity based compensation expense of approximately $0.05 per diluted share, we expect net earnings per diluted share to be in the range of $0.14 - $0.18 for the 3rd quarter.

Results of Operations

Net sales for the three months ended December 31, 2007 were $32.4 million, up 6.7% from sales of $30.3 million for the second quarter of fiscal 2007. Net income for the second quarter of fiscal 2008 was $2.6 million , or 7.9% of net sales, down $1.2 million, or 32.2% from net income of $3.8 million in the second quarter of fiscal 2007.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                            Three Months Ended                     Six Months Ended
                                                    Dec. 31, 2007      Dec. 31, 2006       Dec. 31, 2007        Dec. 31, 2006
                                                    -------------      -------------       -------------        -------------
Net Sales                                               100.0%              100.0%              100.0%               100.0%

Cost of sales                                            67.9%               64.1%               67.5%                64.1%
                                                        -----               -----               -----                -----
Gross profit                                             32.1%               35.9%               32.5%                35.9%
                                                        -----               -----               -----                -----
Operating expenses:
   Marketing                                              5.5%                6.4%                5.5%                 6.2%
   Research and development                               7.1%                7.2%                7.6%                 7.2%
   General and administrative                            10.3%                9.1%               10.4%                 9.1%
                                                        -----               -----               -----                -----
     Total operating expenses                            22.9%               22.7%               23.5%                22.5%
                                                        -----               -----               -----                -----

Operating income                                          9.2%               13.2%                9.0%                13.4%
                                                        -----               -----               -----                -----
Other income (expense):

     Other, primarily interest income                     1.8%                3.0%                2.1%                 3.0%
     Interest expense                                     0.0%                0.0%               (0.1)%                0.0%
                                                        -----               -----               -----                -----
     Total other income (expense), net                    1.8%                3.0%                2.0%                 3.0%
                                                        -----               -----               -----                -----

Income before income taxes                               11.0%               16.2%               11.0%                16.4%
Income taxes                                              3.1%                3.8%                2.8%                 4.0%
                                                        -----               -----               -----                -----
   Net income                                             7.9%               12.4%                8.2%                12.4%
                                                        =====               =====               =====                =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                              Three Months Ended                      Six months Ended
                                                        Dec. 31, 2007    Dec. 31, 2006         Dec. 31, 2007     Dec. 31, 2006
                                                        -------------    -------------         -------------     -------------
Wireless                                                   $17,858           $16,999               $38,961           $36,826
Space and Defense                                           14,510            13,324                25,497            23,700
                                                           -------           -------               -------           -------
     Total                                                 $32,368           $30,323               $64,458           $60,526
                                                           =======           =======               =======           =======

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Net sales. Net sales increased 6.7% to $32.4 million for the second quarter ended December 31, 2007, compared to $30.3 million for the second quarter of fiscal 2007. This increase resulted from a $859,000 rise in shipments of Wireless products and a $1.2 million rise in sales of Space and Defense products.

The increase in sales of Wireless products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless basestation and consumer equipment, was a result of a rise in a customer demand for custom Wireless components during the current second quarter compared to the second quarter of last year. Shipments of custom Wireless components rose $1.6 million, or 26.5% in the second quarter of fiscal 2008 compared to the second quarter last year, led by a significant increase in demand from Nokia Corp. for a new basestation ferrite product which began shipping in the third quarter of fiscal 2007. This increase and a small increase in sales of standard components more than offset a $1.1 million decline in consumer products. Shipments to Nokia Corp. for all Wireless products in the second quarter of fiscal 2008 were $5.2 million, which represents 29.2% of total Wireless sales and 16.1% of total Company sales for the quarter. Demand for Wireless products in the third quarter of fiscal 2008 is expected to be comparable with second quarter levels.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar, receiver, and countermeasure subsystems for the military. Sales of Space and Defense products rose $1.2 million, or 8.9% in the second quarter of fiscal 2008 compared to the second quarter of the previous fiscal year. Space and Defense product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the current segment backlog of $59.9 million. Quarterly shipments of Space and Defense products for the remainder of fiscal 2008 are expected to range between $13.0 and $14.0 million.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the second quarter of fiscal 2008 was $10.4 million, (32.1% of net sales), down $497,000 from $10.9 million (35.9% of net sales) for the same quarter of the prior year. Gross profit on sales decreased in the second quarter of fiscal 2008 over the second quarter of last year due to the substantial rise in shipments of lower margin custom Wireless products and a decline in sales of higher margin standard Wireless components and defense Counter Improvised Explosive Device products (Counter IED). Margins were negatively impacted by the $250,000 increase in warranty reserve related to anticipated repairs to a custom assembly product in the Wireless group.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.8 million (5.5% of net sales) for the second quarter of fiscal 2008, down 7.9% from $1.9 million (6.4% of net sales) for the second quarter of fiscal 2007. Marketing expenses in the current second quarter were $153,000 below the second quarter of last fiscal year due to lower commission expense on defense products and lower payroll costs due to a reduction in sales personnel.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $2.3 million (7.1% of net sales) in the second quarter of fiscal 2008, up 4.3% from $2.2 million (7.2% of net sales) for the second quarter of fiscal 2007. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense Group. Research and Development expenditures have increased in the second quarter of fiscal 2008 versus the second quarter of last year due to the higher level of opportunities in the marketplace which have resulted in the hiring of additional personnel over the last 12 months to do development work. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 21.8% to $3.4 million (10.3% of net sales) for the second quarter of fiscal 2008, from $2.8 million (9.1% of net sales) for the second quarter of fiscal 2007. The increase in general and administrative expense in the second quarter of fiscal 2008 compared to the second quarter last year resulted from additional compensation costs from new restricted stock grants in August 2007 that have a shorter vesting schedule than the traditional stock option grants in the comparable period and new additional personnel in the Finance, Human Resource and Information Technology functions. Additionally, the Company recorded an additional $204,000 lease liability for expected costs in excess of sub-lease income.

Operating Income. Operating income fell 25.9% in the second quarter of fiscal 2008 to $3.0 million, (9.2% of net sales), compared to $4.0 million (13.2% of net sales) for the second quarter of fiscal 2007. On an operating segment basis, Wireless operating income was $437,000 for the second quarter of fiscal 2008, down $762,000, or 63.6%, from Wireless operating income of $1.2 million in the second quarter of fiscal 2007.

The decline in Wireless segment operating income in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was due primarily to a shift in product mix to more custom Wireless products. Custom Wireless products are typically lower margin compared to standard and consumer Wireless components due to significantly higher material content as a percentage of sales compared to standard components. Margins were further eroded by the $250,000 increase in warranty reserve related to anticipated repairs to a custom assembly product in the Wireless group.

Space and Defense operating income was $2.7 million in the second quarter of fiscal 2008, which is down $75,000 from the second quarter of fiscal 2007 of $2.8 million. Operating margins in this segment declined in the second quarter due to a shift in product mix from higher margin Counter IED products to other lower margin defense products, a higher level of internal research and development spending for the segment year over year and the increase in general and administrative expense related to the Company's lease liability charge in the quarter.

Interest Expense. Interest expense represents interest paid on deferred obligations. Interest expense for the second quarter of fiscal 2008 was $10,000; compared to $6,000 for the second quarter of fiscal 2007.

Other Income. Other income is primarily interest income received on invested cash balances and rental income. Other income decreased 34.8% to $598,000 in the second quarter of fiscal 2008 compared to $917,000 for the second quarter of last year. This decrease was caused by the decline in available investable cash due to the use of $53.2 million to purchase treasury shares. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the second quarter of fiscal 2008 were $1.0 million (3.1% of net sales), representing an effective tax rate of 28.4% and included $61,000 of tax expense resulting from the establishment of a valuation allowance for deferred tax assets related to state net operation loss carryforwards. This compares to income tax expense of $ 1.2 million (3.8% of net sales) for the second quarter of fiscal 2007, representing an effective tax rate of 23.6%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bonds and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss. The projected effective tax rate for fiscal 2008 is approximately 26% compared to an actual effective tax rate of 25.3% for fiscal year 2007.

Six months Ended December 31, 2007 Compared to Six months Ended December 31,
2006

Net Sales. Net sales increased 6.5% to $64.5 million for the first six months ended December 31, 2007 compared to $60.5 million for the first six months of fiscal 2007. This increase resulted from a $2.1 million rise in shipments of Wireless products and a $1.8 million rise in sales of Space and Defense products.

The increase in sales of Wireless products resulted from a rise in customer demand for custom Wireless components during the current first six months compared to the first six months of last year. Shipments of custom Wireless components rose $5.2 million, or 39.8% in the first six months of fiscal 2008 compared to the first six months last year, led by a significant increase in demand from Nokia Corp. for a new basestation ferrite product which began shipping in the second half of fiscal 2007. This increase offset a $2.0 million decline in consumer products and a $1.0 million decrease in sales of standard wireless products. Shipments to Nokia Corp. for all Wireless products in the first half of fiscal 2008 were $15.3 million, which represents 39.3% of total Wireless sales and 23.7% of total Company sales for the six months.

Sales of Space and Defense products rose $1.8 million, or 7.6% in the first half of fiscal 2008 compared to the first half of the previous fiscal year. Space and Defense product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the current segment backlog of $59.9 million.

Gross Profit. Gross profit for the first half of fiscal 2008 was $20.9 million, (32.5% of net sales), down $818,000 from $21.7 million (35.9% of net sales) for the same period of the prior year. Gross profit on sales decreased in the first half of fiscal 2008 over the first half of last year due to the substantial rise in shipments of lower margin custom Wireless products and a decline in sales of higher margin standard Wireless components and defense Counter IED products.

Marketing. Marketing expenses were $3.5 million (5.5% of net sales) for the first half of fiscal 2008, down $208,000 from $3.7 million (6.2% of net sales) for the first half of fiscal 2007. Marketing expenses in the current first six months fell $208,000 over the first half of last fiscal year due to lower commission expense on defense products and a reduction in payroll costs resulting from a reduction in sales personnel.

Research and Development. Research and development expenses were $4.9 million (7.6% of net sales) in the first half of fiscal 2008, up 12.9% from $4.3 million (7.2% of net sales) for the first half of fiscal 2007. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense Group. Research and Development expenditures have increased in the first half of fiscal 2008 versus the first half of last year due to the higher level of opportunities in the marketplace which have resulted in the hiring of additional personnel over the last 12 months to do development work. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses increased 21.6% to $6.7 million (10.4% of net sales) for the first half of fiscal 2008 from $5.5 million (9.1% of net sales) for the first half of fiscal 2007. The increase resulted primarily from additional professional service costs ($350,000) associated with the restatement of the Company's second and third quarter fiscal 2007 financial statements, additional costs from new restricted stock grants issued in August 2007 that have a shorter vesting schedule than the traditional stock option grants in the comparable period, additional personnel in Finance, Human Resources and Information Technology functions and, in the second quarter a $204,000 charge for additional lease liability expense for expected lease cost under a Company lease in excess of expected sub-lease income.

Operating Income. Operating income fell 29.1% in the first half of fiscal 2008 to $5.8 million, (9.0% of net sales) compared to $8.1 million (13.4% of net sales) for the first half of fiscal 2007. On an operating segment basis, Wireless operating income was $2.2 million for the first half of fiscal 2008, down 44.6% from the Wireless operating income of $3.9 million in the first quarter of fiscal 2007.

The decline in Wireless segment operating income in the first half of fiscal 2008 compared to the first half of fiscal 2007 was due primarily to a shift in product mix to more custom Wireless products. Custom Wireless products are typically lower margin compared to standard and consumer Wireless components due to significantly higher material content as a percentage of sales compared to standard and consumer components. Margins were further eroded by the increase in General and Administrative expense in the first half of fiscal 2008 and a $250,000 charge for anticipated costs to repair a custom assembly product in the Wireless group.

Space and Defense operating income was $3.8 million in the first half of fiscal 2008 down $406,000 from $4.2 million for the first half of fiscal 2007. Operating margins in this segment declined in the first six months due to manufacturing inefficiencies encountered on some programs which had material delays, a change in product mix due to a decline in higher margin Counter IED products, a higher level of internal research and development spending for the segment year over year and the increase in general and administrative expense in the first half of fiscal 2008.

Interest Expense. Interest expense represents interest incurred on deferred obligations. Interest expense for the first half of fiscal 2008 was $46,000; compared to $12,000 for the first half of fiscal 2007.

Other Income. Other income is primarily interest income received on invested cash balances and rental income. Other income decreased 25.7% to $1.3 million in the first half of fiscal 2008 compared to $1.8 million for the first half of last year. This decrease was caused by the decline in available investable cash due to the use of $53.2 million to purchase treasury shares over the last twelve months. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Income Taxes. Income taxes for the first half of fiscal 2008 were $1.8 million (2.8% of net sales), representing an effective tax rate of 25.7%. This compares to income tax expense of $2.4 million (4.0% of net sales) for the first half of fiscal 2007, representing an effective tax rate of 24.3%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss. The projected effective tax rate for fiscal 2008 is approximately 26% compared to an actual effective tax rate of 25.3% for fiscal 2007.

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

Liquidity and Capital Resources

Net cash provided by operations for the first six months of fiscal 2008 was $7.4 million and resulted from the high level of net income before depreciation and non-cash equity based compensation expense. The positive cash flow from earnings for the six months was partially off-set by increases in inventory and receivables totaling $3.6 million, as well as a pay down of accrued expenses and accounts payable of $2.1 million. Net cash provided by operations for the first half of fiscal 2007 was $6.4 million. The cash flow from operations for the first half of fiscal 2007 was due to the high level of income before depreciation and non cash equity based compensation and was partially offset by the $5.1 million increase in inventory.

Net cash provided by investing activities in the first half of fiscal 2008 was $18.3 million and consisted of $25.4 million provided by the maturity of marketable debt securities, net of $7.1 million used to pay for capital additions. Net cash used in investing activities in the first half of fiscal 2007 was $6.7 million and consisted of capital additions of $6.2 million, and net purchases of marketable securities totaling $648,000.

Net cash used in financing activities in the first six months of fiscal 2008 was $26.8 million and consisted of $27.5 million used to purchase 1.8 million treasury shares net of $645,000 generated by cash receipts and tax benefits from the exercise of stock options. Net cash provided by financing activities was $2.7 million in the first six months of fiscal 2007 and consisted of cash and tax benefits provided by the exercise of stock options.

During the remainder of fiscal 2008, the Company anticipates that its main cash requirement will be for capital expenditures and continued repurchase of the Company's common stock. Capital expenditures for the remainder of fiscal 2008 are expected to total between $3.0 - $4.0 million and will be funded from existing cash and investments.

The Company expects to continue to repurchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At December 31, 2007, there were 1,741,812 shares remaining under the current Board repurchase authorization.

At December 31, 2007, the Company had approximately $47.7 million in cash, cash equivalents, and marketable securities. The Company has no debt, and on a fiscal year basis has had positive operating cash flow for over ten years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010). The Company does not believe this Statement will have a material impact on the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" (SFAS 160). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interests) and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (fiscal year 2010). The Company is currently assessing the impact of this Statement on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses the Company's possible exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q and factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

As of December 31, 2007, the Company had cash, cash equivalents and marketable securities of $47.7 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from December 31, 2007 rates, or 0.350%, would have reduced net income and cash flow by approximately $42,000, or $.003 per diluted share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rate will reduce the Company's interest income.

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

These known risks include, but are not limited to: the Company's ability to timely ramp up to meet some of our customers' increased demands; unanticipated delays in successfully completing customer orders within contractually required timeframes; unanticipated penalties resulting from failure to meet contractually imposed delivery schedules; unanticipated costs and damages resulting from repair of replacement of products found to include latent defects; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; inability to successfully secure new design wins from our OEM customers, reliance on a limited number of key component suppliers; unpredictable difficulties or delays in the development of new products; order cancellations or extended postponements; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and/or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2007 Annual Report, on Anaren's Form 10-K for the fiscal year ended June 30, 2007 and any exhibits to that Report filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Senior Vice President-Finance and Chief Financial Officer ("the Certifying Officers") as of December 31, 2007. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

B. Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

The Company is exposed to certain risk factors that may affect operations and/or financial results. The significant factors known to the Company are described in the Company's most recently filed Annual Report on Form 10-K. There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On November 5, 2007, the Board of Directors increased by an additional 2,000,000 the number of shares that the Company was authorized to repurchase in open market or by privately negotiated transactions through its previously announced stock repurchase program. The program (originally announced on March 5, 2001), which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On December 31, 2007, 1,741,812 shares remained authorized for purchase, depending on market conditions.

---------------------------------------------------------------------------------------------------------------------
         Period              Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                            Shares (or Units)     per Share (or Unit)      Shares (or Units)     Approximate Dollar
                                Purchased                                Purchased as Part of   Value) of Shares (or
                                                                          Publicly Announced     Units) that May Yet
                                                                           Plans or Programs     Be Purchased Under
                                                                                                the Plans or Programs
---------------------------------------------------------------------------------------------------------------------
October 2007                       510,000                  $15.25              510,000                  200,733
---------------------------------------------------------------------------------------------------------------------
November 2007                      345,261                   16.18              345,261                1,855,472
---------------------------------------------------------------------------------------------------------------------
December 2007                      113,660                   16.17              113,660                1,741,812
---------------------------------------------------------------------------------------------------------------------
Total                              968,921                   15.69              968,921                       --
---------------------------------------------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual shareholders' meeting was held on November 3, 2007, at which time the election of Directors was conducted. The following named individuals were nominated and re-elected as Directors.

                                                  Votes            Votes
                                                   For           Withheld
                                                   ---           --------
            John Smucker                         9,701,196       1,150,447
            Matthew S. Robison                   9,568,655       1,282,988

            Messr. Smucker and Robison were elected to terms expiring in 2010. The terms of Directors Lawrence A. Sala, Robert U. Roberts, Dr. David Wilemon, Dale F. Eck, Carl W. Gerst, Jr. and James G. Gould continued after the meeting.

Item 6. Exhibits

      31    Rule 13a-14(a) Certifications

      32    Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Anaren, Inc.
                                     (Registrant)

Date: February 8, 2008               /s/ Lawrence A. Sala
                                     -------------------------------------------
                                     Lawrence A.Sala
                                     President & Chief Executive Officer

Date: February 8, 2008               /s/ Joseph E. Porcello
                                     -------------------------------------------
                                     Joseph E. Porcello
                                     Sr. Vice President of Finance and Treasurer