Form 10-Q
period 2008-03-31
ANAREN  INC
filed 2008-05-12
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2008

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to ________________________


                          Commission file number 0-6620
                                                --------


                                  ANAREN, INC.
             (Exact name of registrant as specified in its Charter)

             New York                                  16-0928561
             --------                                  ----------
     (State of incorporation)              (I.R.S Employer Identification No.)

           6635 Kirkville Road
         East Syracuse, New York                     13057
         -----------------------                   ----------
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

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Check One: Large accelerated filer __  Accelerated filer X
           Non-accelerated filer __  Smaller reporting company __

      Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Act).   Yes __      No X

      The number of shares of Registrant's Common Stock outstanding on May 5, 2008 was 14,613,223.

                                  ANAREN, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------
  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets as of                         3
           March 31, 2008 and June 30, 2007 (unaudited)

           Consolidated Condensed Statements of Earnings                       4
           for the Three Months Ended March 31,
           2008 and 2007 (unaudited)

           Consolidated Condensed Statements of Earnings                       5
           for the Nine Months Ended March 31,
           2008 and 2007 (unaudited)

           Consolidated Condensed Statements of Cash Flows                     6
           for the Nine Months Ended March 31,
           2008 and 2007 (unaudited)

           Notes to Consolidated Condensed Financial                           7
           Statements (unaudited)

  Item 2.  Management's Discussion and Analysis                               15

           of Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         26

  Item 4.  Controls & Procedures                                              27

PART II - OTHER INFORMATION

  Item 1A. Risk Factors                                                       27

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        27

  Item 4.  Submission of Matters to a vote of Security Holders                28

  Item 6.  Exhibits                                                           28

  Officer Certifications                                                 29 - 33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ANAREN, INC.
                      Consolidated Condensed Balance Sheets
                        March 31, 2008 and June 30, 2007
                                   (Unaudited)

                   Assets                                                March 31, 2008           June 30, 2007
                   ------                                                --------------           -------------
   Current assets:
       Cash and cash equivalents                                          $   6,473,035           $   7,912,276
       Securities available for sale (note 4)                                   300,000              14,150,000
       Securities held to maturity (note 4)                                  18,883,983              20,951,788
       Receivables, less allowances of $231,480
         at March 31, 2008 and $255,677 at June 30, 2007                     23,147,498              19,768,701
       Inventories (note 5)                                                  27,636,992              24,331,597
       Other receivables                                                      1,541,788               1,606,093
       Prepaid expenses                                                         897,409                 771,251
       Deferred income taxes                                                  1,058,255               1,174,255
       Other current assets                                                     865,922               1,121,513
                                                                          -------------           -------------
                   Total current assets                                      80,804,882              91,787,474

   Securities available for sale (note 4)                                       500,000                      --
   Securities held to maturity (note 4)                                      16,475,067              31,540,247
   Property, plant and equipment, net (note 6)                               41,352,684              37,091,786
   Deferred income taxes                                                         24,751                  31,447
   Goodwill                                                                  30,715,861              30,715,861
   Other intangible assets, net (note 2)                                             --                  37,500
                                                                          -------------           -------------
                   Total assets                                           $ 169,873,245           $ 191,204,315
                                                                          =============           =============

       Liabilities and Stockholders' Equity
       ------------------------------------
   Current liabilities:
       Accounts payable                                                   $   9,009,367           $  11,717,120
       Accrued expenses (note 7)                                              2,103,809               3,907,652
       Income taxes payable (note 1 and 9)                                      608,329                 726,240
       Customer advance payments                                              1,999,898               1,318,812
       Other current liabilities (note 8)                                     2,213,994               1,259,616
                                                                          -------------           -------------
                   Total current liabilities                                 15,935,397              18,929,440
   Deferred income taxes                                                        567,353               1,373,353
   Pension and postretirement benefit obligation                              3,031,051               2,954,664
   Other liabilities (note 8)                                                 1,453,746               1,152,710
                                                                          -------------           -------------
                   Total liabilities                                         20,987,547              24,410,167
                                                                          -------------           -------------

   Stockholders' equity:
       Common stock of $.01 par value.  Authorized
          200,000,000 shares; issued 27,389,004 shares
          at March 31, 2008 and 27,128,855 at June 30, 2007                     273,890                 271,288
       Additional paid-in capital                                           191,357,746             187,877,944
       Retained earnings                                                     93,380,180              85,306,813
       Accumulated other comprehensive loss (note 14)                          (205,692)               (984,640)
                                                                          -------------           -------------
                                                                            284,806,124             272,471,405
       Less cost of 12,780,181 treasury shares
         at March 31, 2008 and 10,752,506 at June 30, 2007                 (135,920,426)           (105,677,257)
                                                                          -------------           -------------
                   Total stockholders' equity                               148,885,698             166,794,148
                                                                          -------------           -------------
   Total liabilities and stockholders' equity                             $ 169,873,245           $ 191,204,315
                                                                          =============           =============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                             March 31, 2008 and 2007
                                   (Unaudited)

                                                  March 31, 2008  March 31, 2007
                                                   -------------  --------------
Net sales                                          $32,618,733    $32,600,635

Cost of sales                                       22,478,241     21,242,154
                                                   -----------    -----------
        Gross profit                                10,140,492     11,358,481
                                                   -----------    -----------
Operating expenses:
        Marketing                                    1,766,226      1,829,982
        Research and development                     2,675,685      2,345,034
        General and administrative                   3,408,432      3,155,894
                                                   -----------    -----------
              Total operating expenses               7,850,343      7,330,910
                                                   -----------    -----------

Operating income                                     2,290,149      4,027,571

Other income, primarily interest                       535,582        874,297
Interest expense                                        (6,142)        (6,143)
                                                   -----------    -----------
        Total other income                         $   529,440    $   868,154
                                                   -----------    -----------

Income before income taxes                           2,819,589      4,895,725

Income tax expense                                     773,000      1,385,000
                                                   -----------    -----------

Income from continuing operations                    2,046,589      3,510,725

Discontinued operations:
    Income from discontinued operations (note 13)      770,000             --
                                                   -----------    -----------
Net income                                         $ 2,816,589    $ 3,510,725
                                                   ===========    ===========

Basic earnings per share:
  Income from continuing operations                      $0.14          $0.20
  Income from discontinued operations                     0.05           0.00
                                                         -----          -----
  Net income                                             $0.19          $0.20
                                                         =====          =====

Diluted earnings per share:
  Income from continuing operations                      $0.14          $0.20
  Income from discontinued operations                     0.05           0.00
                                                         -----          -----
  Net income                                             $0.19          $0.20
                                                         =====          =====

Shares used in computing net earnings per share:
        Basic                                       14,301,900     17,397,647
                                                   ===========    ===========
        Diluted                                     14,479,862     17,699,597
                                                   ===========    ===========


See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                                Nine Months Ended
                             March 31, 2008 and 2007
                                   (Unaudited)

                                                 March 31, 2008   March 31, 2007
                                                 --------------   --------------
Net sales                                          $97,076,907     $93,126,530

Cost of sales                                       66,016,934      60,030,937
                                                   -----------     -----------
        Gross profit                                31,059,973      33,095,593
                                                   -----------     -----------
Operating expenses:
        Marketing                                    5,299,409       5,571,546
        Research and development                     7,565,676       6,676,042
        General and administrative                  10,133,938       8,684,862
                                                   -----------     -----------
              Total operating expenses              22,999,023      20,932,450
                                                   -----------     -----------

Operating income                                     8,060,950      12,163,143

Other income, primarily interest                     1,883,991       2,687,983
Interest expense                                       (52,574)        (18,429)
                                                   -----------     -----------
        Total other income                           1,831,417       2,669,554
                                                   -----------     -----------

Income before income taxes                           9,892,367      14,832,697

Income tax expense                                   2,589,000       3,800,000
                                                   -----------     -----------

Income from continuing operations                  $ 7,303,367     $11,032,697

Discontinued operations:
  Income from discontinued operations (note 13)        770,000              --
                                                   -----------     -----------

Net income                                         $ 8,073,367     $11,032,697
                                                   ===========     ===========

Basic earnings per share:
  Income from continuing operations                      $0.49           $0.63
  Income from discontinued operations                     0.05            0.00
                                                         -----           -----
  Net income                                             $0.54           $0.63
                                                         =====           =====

Diluted earnings per share:
  Income from continuing operations                      $0.48           $0.62
  Income from discontinued operations                     0.05            0.00
                                                         -----           -----
  Net income                                             $0.53           $0.62
                                                         =====           =====

Shares used in computing net earnings per share:
        Basic                                       15,022,181      17,504,946
                                                    ==========      ==========
        Diluted                                     15,282,144      17,921,998
                                                    ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                                Nine Months Ended
                             March 31, 2008 and 2007
                                   (Unaudited)

                                                                                           March 31, 2008       March 31, 2007
                                                                                           --------------       --------------
Cash flows from operating activities:
     Net income                                                                            $   8,073,367        $  11,032,697
     Income from discontinued operations                                                         770,000                   --
                                                                                           -------------        -------------
     Income from continuing operations                                                         7,303,367           11,032,697
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
         Depreciation                                                                          4,957,528            3,883,490
         Amortization                                                                            473,220              581,611
         Gain on sale of land                                                                         --              (77,508)
         Deferred income taxes                                                                  (681,000)             347,000
         Stock based compensation                                                              2,781,092            2,534,990
         Provision for receivables allowances                                                    (24,197)             (12,714)
         Changes in operating assets and liabilities:
           Receivables                                                                        (3,272,600)          (2,724,070)
           Inventories                                                                        (3,312,017)          (4,090,868)
           Other receivables                                                                      64,305              (48,785)
           Prepaids and other current assets                                                     129,433             (604,990)
           Accounts payable                                                                   (1,652,316)             207,115
           Accrued expenses                                                                   (1,803,843)            (413,199)
           Income taxes payable                                                                 (117,911)             (13,996)
           Customer advance payments                                                             681,086                   --
           Other liabilities                                                                   2,023,110              167,422
           Pension and postretirement benefit obligation                                          76,387             (979,883)
                                                                                           -------------        -------------
     Net cash provided by operating activities from
           continuing operations                                                               7,625,644            9,788,312
     Net cash used in operating activities of discontinued operations                                 --                   --
                                                                                           -------------        -------------
     Net cash provided by operating activities                                                 7,625,644            9,788,312
                                                                                           -------------        -------------
Cash flows from investing activities:
     Capital expenditures                                                                     (9,767,865)          (9,347,870)
     Proceeds from sale of land                                                                       --              134,508
     Maturities of held to maturity and available for sale securities                         62,371,425          103,823,597
     Purchases of held to maturity and available for sale securities                         (32,324,160)         (96,412,984)
                                                                                           -------------        -------------
             Net cash provided by (used in) investing activities                              20,279,400           (1,802,749)
                                                                                           -------------        -------------
Cash flows from financing activities:
     Stock options exercised                                                                     591,004            2,128,732
     Tax benefit from exercise of stock options                                                  116,932              630,803
     Purchase of treasury stock                                                              (30,243,169)         (12,138,297)
                                                                                           -------------        -------------
             Net cash used in financing activities                                           (29,535,233)          (9,378,762)
                                                                                           -------------        -------------

     Effect of exchange rates on cash                                                            190,948             (108,617)
                                                                                           -------------        -------------
             Net decrease in cash and cash equivalents                                        (1,439,241)          (1,501,816)
Cash and cash equivalents at beginning of period                                               7,912,276           15,733,214
                                                                                           -------------        -------------
Cash and cash equivalents at end of period                                                 $   6,473,035        $  14,231,398
                                                                                           =============        =============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                            $      52,574        $      18,429
                                                                                           =============        =============
       Income taxes, net of refunds                                                        $   2,056,283        $   2,837,396
                                                                                           =============        =============
       Fixed asset purchases included in accounts payable                                  $     488,662        $          --
                                                                                           =============        =============

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2008, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the nine months ended March 31, 2008 and 2007 are based on estimates of income and utilization of tax credits for the entire year.

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

NOTE 2: Intangible Assets

Intangible assets as of March 31, 2008 and June 30, 2007 are as follows:

                                                 March 31                          June 30
                                    -------------------------------    -----------------------------
                                    Gross Carrying     Accumulated     Gross Carrying   Accumulated
                                       Amount          Amortization       Amount        Amortization
                                    --------------     ------------    --------------   ------------
Patent                               $  574,966         $  574,966        $  574,966     $  574,966
Customer Relationships                1,350,000          1,350,000         1,350,000      1,312,500
Non-Competition Agreements              180,000            180,000           180,000        180,000
                                     ----------         ----------        ----------     ----------
  Total                              $2,104,966         $2,104,966        $2,104,966     $2,067,466
                                     ==========         ==========        ==========     ==========

Intangible asset amortization expense for the three month period ended March 31, 2008 and 2007 aggregated $0 and $74,217, respectively; and $37,500 and $228,653 for the nine month period ended March 31, 2008 and 2007, respectively. The intangible assets have been fully amortized during the first quarter ended September 30, 2007, and no future amortization expense related to these intangible assets will occur in subsequent quarters.

NOTE 3: Equity Based Compensation

The components of equity based compensation expense in the statements of earnings are as follows:

                                                  Three Months Ended               Nine Months Ended
                                                       March 31                         March 31
                                               ------------------------       -----------------------------
                                                 2008            2007            2008              2007
                                               --------        --------       ----------        ----------
Stock option                                   $573,842        $740,642       $1,741,517        $2,233,300
Restricted stock                                368,988         110,799        1,039,575           301,690
                                               --------        --------       ----------        ----------
Stock based compensation expense               $942,830        $851,441       $2,781,092        $2,534,990
                                               ========        ========       ==========        ==========

In the nine months ending March 31, 2008, 194,729 shares of restricted stock with an aggregate value of $3,162,582 were issued with a vesting period of 1 to 5 years.


NOTE 4: Securities

The amortized cost and fair value of securities are as follows:

                                                                                March 31, 2008
                                                                                --------------
                                                                           Gross              Gross
                                                          Amortized      Unrealized        Unrealized
                                                             Cost           Gains             Losses         Fair Value
                                                        -----------      ----------        ----------        ----------
Securities available for sale:
     Auction rate securities                            $   800,000       $     --         $      --         $   800,000
                                                        -----------       --------         ---------         -----------
         Total securities
         available-for-sale                             $   800,000       $     --         $      --         $   800,000
                                                        ===========       ========         =========         ===========
Securities held to maturity:
     Municipal bonds                                    $34,708,130       $372,216         $      --         $35,080,346
     Commercial paper                                            --             --                --                  --
     Corporate bonds                                        351,857          2,519                --             354,376
     Federal agency bonds                                   299,063          2,344                --             301,407
                                                        -----------       --------         ---------         -----------
         Total securities held to maturity              $35,359,050       $377,079         $      --         $35,736,129
                                                        ===========       ========         =========         ===========


                                                                                June 30, 2007
                                                                                -------------
                                                                           Gross              Gross
                                                          Amortized      Unrealized        Unrealized
                                                             Cost           Gains             Losses         Fair Value
                                                        -----------      ----------        ----------        ----------
Securities available for sale:
     Auction rate securities                            $14,150,000       $     --          $      --        $14,150,000
                                                        -----------       --------         ----------        -----------
         Total securities
           available-for-sale                           $14,150,000       $     --          $      --        $14,150,000
                                                        ===========       ========         ==========        ===========

Securities held to maturity:
     Municipal bonds                                    $47,059,882       $     --          $(143,577)       $46,916,305
     Commercial paper                                     2,595,026             --                 --          2,595,026
     Corporate bonds                                      2,238,166             --               (264)         2,237,902
     Federal agency bonds                                   598,961             --               (411)           598,550
                                                        -----------       --------         ----------        -----------
         Total securities held to maturity              $52,492,035       $     --          $(144,252)       $52,347,783
                                                        ===========       ========         ==========        ===========

Contractual maturities of marketable debt securities held to maturity at March 31, 2008 and June 30, 2007 are summarized as follows:

                                                   March 31, 2008                       June 30, 2007
                                                   --------------                       -------------
                                                                  Fair                              Fair
                                                                 Market                            Market
                                                  Cost           Value             Cost             Value
                                               -----------    -----------       -----------      -----------
Within one year                                $18,883,983    $18,981,032       $20,951,788      $20,943,580
One year to five years                          16,475,067     16,755,097        31,540,247       31,404,203
                                               -----------    -----------       -----------      -----------
     Total                                     $35,359,050    $35,736,129       $52,492,035      $52,347,783
                                               ===========    ===========       ===========      ===========

Auction rate securities available for sale at March 31, 2008 and June 30, 2007 are summarized as follows:

                                                 March 31, 2008                 June 30, 2007
                                                 --------------                 -------------
                                                              Fair                            Fair
                                                             Market                          Market
                                               Cost          Value           Cost            Value
                                             --------       --------     -----------      -----------
Within one year                              $300,000       $300,000     $14,150,000      $14,150,000
Over one year                                 500,000        500,000              --               --
                                             --------       --------     -----------      -----------
     Total                                   $800,000       $800,000     $14,150,000      $14,150,000
                                             ========       ========     ===========      ===========

The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities; and due to the uncertainty of when the $500,000 auction rate security will be called, the Company reclassified the instrument to long term, as the reset period is 365 days. Since the underlyings are securitized by municipal bonds, the Company does not believe there should be a valuation allowance against the securities.

Amortization expense relating to the net discounts and premiums on securities held to maturity for the three and nine months ending March 31, 2008 and 2007 amounted to $140,070 and $121,366, and $435,720 and $352,958, respectively. The amortization for the nine months ending March 31, 2007 was reclassified from investing to operating cash flows on the consolidated condensed statements of cash flows.

NOTE 5: Inventories

Inventories are summarized as follows:

                                      March 31, 2008         June 30, 2007
                                      --------------         -------------
         Component parts               $14,756,208            $11,841,427
         Work in process                 9,096,211              7,392,973
         Finished goods                  3,784,573              5,097,197
                                       -----------            -----------
           Total                       $27,636,992            $24,331,597
                                       ===========            ===========

NOTE 6: Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                             March 31, 2008       June 30, 2007
                                             --------------       -------------
         Land and land improvements             $  3,782,915      $  4,157,617
         Construction in process                   1,967,370         5,774,893
         Buildings, furniture and fixtures        23,254,955        17,956,858
         Machinery and equipment                  55,586,061        64,683,378
                                                ------------      ------------
                                                $ 84,591,301      $ 92,572,746
         Less accumulated depreciation           (43,238,617)      (55,480,960)
                                                ------------      ------------
                                                $ 41,352,684      $ 37,091,786
                                                ============      ============

NOTE 7: Accrued Expenses

Accrued expenses consist of the following:

                                            March 31, 2008       June 30, 2007
                                            --------------       -------------
         Compensation                         $1,280,004          $2,945,888
         Commissions                             714,657             654,596
         Health insurance and other              109,148             307,168
                                              ----------          ----------
                                              $2,103,809          $3,907,652
                                              ==========          ==========


NOTE 8: Other Liabilities

Other liabilities consist of the following:

                                             March 31, 2008   June 30, 2007
                                             --------------   -------------
         Deferred compensation                $  959,565        $  937,811
         Supplemental retirement plan            518,509           460,459
         Accrued lease                           937,512           542,056
         Income tax liability                    458,000                --
         Warranty                                784,771           472,000
         Other                                     9,383                --
                                              ----------        ----------
                                               3,667,740         2,412,326
         Less current portion                  2,213,994         1,259,616
                                              ----------        ----------
                                              $1,453,746        $1,152,710
                                              ==========        ==========

NOTE 9: Income Taxes

As discussed in note 1, effective July 1, 2007 the Company adopted FIN No. 48. The Company did not record a cumulative effect adjustment to retained earnings as a result of this adoption. Upon adoption, the Company had unrecognized tax benefits of $414,000 related to continuing operations. The Company had unrecognized tax benefits of $770,000 resulting from deductions related to the liquidation of a subsidiary which would be recorded as discontinued operations if recognized. Unrecognized tax benefits of $414,000 would affect the Company's effective tax rate if recognized. Upon adoption the Company reclassified $1,315,000 of liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These liabilities are recorded in other liabilities in the Company's consolidated condensed balance sheet.

During the quarter ending March 31, 2008, the Company recognized a reduction in unrecognized tax benefits of $805,000 as a result of the lapse of the applicable statute of limitations and an increase in unrecognized tax benefits of $63,000 related to tax positions taken in a prior year. Of these amounts, $28,000 of tax expense was recognized in continuing operations and a $770,000 tax benefit was recognized in discontinued operations as discussed in note 13.

In accordance with the Company's accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN No. 48. During the quarter, the Company recognized a net reduction in accrued interest and penalties of $120,000 in income tax expense. The liability for uncertain tax positions as of July 1, 2007 and March 31, 2008, included $115,000 and $29,000, respectively, net of tax benefit, for the possible payment of interest and penalties.

The Company is subject to income tax examinations for its U.S. federal and foreign income taxes for the fiscal years 2005 through 2007, for state and local taxes for the fiscal years 1999 through 2007. Various state income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company's unrecognized tax benefits will increase or decrease within the next twelve months as a result of these examinations or the expiration of the statutes of limitations. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

Income taxes for the third quarter of fiscal 2008 were $773,000, representing an effective tax rate of 27.4%. The third quarter of fiscal 2007 had an effective tax rate of 28.3%. The projected effective tax rate for fiscal 2008 is approximately 26.5% compared to an actual effective tax rate of 25.3% for fiscal 2007.

NOTE 10: Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 1,705,690 and 1,212,732 at March 31, 2008 and 2007, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                                     Three Months Ended                 Nine Months Ended
                                                                          March 31                           March 31
                                                                ----------------------------        ----------------------------
                                                                   2008             2007              2008              2007
                                                                ----------        ----------        ----------        ----------
Numerator:
Net income                                                      $2,816,589        $3,510,725        $8,073,367       $11,032,697
                                                                ==========        ==========        ==========       ===========
Denominator:
Denominator for basic earnings
         per share:
           Weighted average shares outstanding                  14,301,900        17,397,647        15,022,181        17,504,946
                                                                ==========        ==========        ==========       ===========
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding                    14,301,900        17,397,647        15,022,181        17,504,946
         Common stock options
           and restricted stock                                    177,962           301,950           259,963           417,052
                                                                ----------        ----------        ----------       -----------
Weighted average shares and conversions                         14,479,862        17,699,597        15,282,144        17,921,998
                                                                ==========        ==========        ==========       ===========

NOTE 11: Components of Net Periodic Pension Benefit Costs

                                                            Three Months Ended               Nine Months Ended
                                                                 March 31                        March 31
                                                         -------------------------    --------------------------
                                                            2008           2007           2008            2007
                                                         ---------         -------    -----------       --------
Service cost                                             $  68,080       $  71,588     $  204,240     $  214,764
Interest cost                                              176,134         164,700        528,402        494,100
Expected return on plan assets                            (229,413)       (185,068)      (688,239)      (555,204)
Amortization of prior service cost                              --            (325)            --           (975)
Amortization of the net loss                                 7,867          18,386         23,601         55,158
                                                         ---------         -------    -----------       --------
Net periodic benefit cost                                $  22,668         $69,281    $    68,004       $207,843
                                                         =========         =======    ===========       ========

Pension Contributions

Required contributions for fiscal 2008 are $0. Discretionary contributions amounting to $150,000 were made in the quarter ending March 31, 2008.

NOTE 12: Components of Net Periodic Postretirement Health Benefit Costs

                                                            Three Months Ended               Nine Months Ended
                                                                 March 31                        March 31
                                                          ------------------------      -------------------------
                                                             2008          2007             2008           2007
                                                           -------       -------          --------       --------
Service cost                                               $17,314       $18,677          $ 51,942       $ 56,031
Interest cost                                               36,105        36,665           108,315        109,995
Amortization of the net loss                                 3,903        13,208            11,709         39,624
Amortization of prior service cost                          (4,527)           --           (13,581)            --
                                                           -------       -------          --------       --------
Postretirement health benefit cost                         $52,795       $68,550          $158,385       $205,650
                                                           =======       =======          ========       ========

Postretirement Health Benefit Contributions

Expected contributions for fiscal 2008 are approximately $90,000.

NOTE 13: Discontinued Operations

During fiscal 2004, the Company discontinued the operations of Anaren Europe, B.V. The results of operations for Anaren Europe for the prior fiscal years have been classified as discontinued operations in the Statement of Earnings. During the quarter ended March 31, 2008, income from discontinued operations of $770,000 was recognized due to the reduction of an unrecognized tax benefit resulting from the lapse of the applicable statute of limitations, as discussed in note 9. Components of the income from discontinued operations of Anaren Europe for the three months and nine months ended March 31 are as follows:

                          Three Months Ended        Nine Months Ended
                                March 31                 March 31
                          ------------------       --------------------
                           2008        2007          2008        2007
                        --------    --------       --------   ---------

Income tax benefit      $770,000   $      --       $770,000   $      --
                        ========   =========       ========   =========

Note 14: Other Comprehensive Income

Comprehensive income consists of the following:

                                Three Months Ended        Nine Months Ended
                                     March 31                  March 31
                              ----------------------   -----------------------
                                 2008        2007         2008         2007
                              ----------  ----------   ----------  -----------
Net income                    $2,816,589  $3,510,725   $8,073,367  $11,032,697

Other comprehensive income:
Foreign currency
    translation gain (loss)      412,332    (163,100)     778,948     (108,617)
                              ----------  ----------   ----------  -----------

Comprehensive income          $3,228,921  $3,347,625   $8,852,315  $10,924,080
                              ==========  ==========   ==========  ===========


Accumulated other comprehensive loss consists of the following:

                                    Pension and                     Accumulated
                                  Postretirement   Cumulative          Other
                                      Benefit      Translation     Comprehensive
                                     Liability     Adjustments     Income (loss)
                                     ---------     -----------     -------------
Balance, June 30, 2007              $(1,350,246)    $   365,606    $  (984,640)

Foreign currency translation
    gain                                     --         778,948        778,948
                                    -----------     -----------    -----------

Balance, March 31, 2008             $(1,350,246)    $ 1,144,554    $  (205,692)
                                    ===========     ===========    ===========

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                          Space &    Corporate and
                            Wireless      Defense     Unallocated   Consolidated
                          -----------   -----------  -------------- -----------
Net sales:
Three months ended:
       March 31, 2008     $20,221,958   $12,396,775   $      --    $32,618,733
       March 31, 2007      17,841,700    14,758,935          --     32,600,635
Nine months ended:
       March 31, 2008      59,183,068    37,893,839          --     97,076,907
       March 31, 2007      54,667,641    38,458,889          --     93,126,530

Operating income:
Three months ended:
       March 31, 2008     $ 1,590,595   $   914,281   $(214,727)   $ 2,290,149
       March 31, 2007         539,264     3,488,307        --        4,027,571
Nine months ended:
       March 31, 2008       3,770,270     4,709,063    (418,383)     8,060,950
       March 31, 2007       4,473,967     7,689,176        --       12,163,143

NOTE 16: Subsequent Event

In May 2008, the Company entered into an unsecured demand note loan agreement with a bank. The loan agreement has no term and the maximum loan amount that may be outstanding under the agreement is $50,000,000. The facility has no fees and any borrowings are, at the bank's discretion, will bear interest at the London Interbank Offered Rate (LIBOR) plus seventy-five basis points. Interest on any outstanding balance is payable monthly and any outstanding principle amount is payable upon demand of the lender. This agreement may be cancelled at anytime for any reason by the bank and any outstanding balance would be due and payable at that time. The Company intends to use this facility for short-term liquidity needs and any draws under this facility are expected to be repaid or converted to a more permanent form of financing.

NOTE 17: Accounting Pronouncements Not Yet Adopted

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

In April 2008, the FASB issued a FASB Staff Position No. 142-3 "Determination of the Useful Life of Intangible Assets" (FSP). This Position amends the factors that should be considered in the developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (fiscal year 2010). The Company is currently assessing the impact of this Statement on the financial statements.

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

Overview

The consolidated financial statements present the financial condition of the Company as of March 31, 2008 and June 30, 2007, and the consolidated results of operations and cash flows of the Company for the three months and nine months ended March 31, 2008 and 2007.

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

In July 2006, the Company began construction on a 54,000 square foot addition to its facility in East Syracuse, New York. This addition was needed primarily to accommodate the growth of the Company's Space and Defense business. The expansion project was completed during the third quarter of calendar 2007 at an estimated cost of $6.1 million for the building addition. During the remainder of fiscal 2008, the Company plans to renovate portions of its existing facility at a cost of approximately $2.5 million.

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

In April 2008, the Company announced that it has signed a non-binding Letter of Intent to acquire M.S. Kennedy Corp. ("MSK"), a Syracuse based manufacturer of analog and mixed signal hybrids used in various military and aerospace applications. MSK had net sales of approximately $22 million in 2007. Pending the successful negotiation of a definitive purchase and sale agreement, and the satisfaction of the closing conditions therein, the Company anticipates completing the transaction prior to the close of its fiscal year, June 30, 2008.

Additionally, in April 2008, the Company announced that it has received two contracts totaling $13.7 million in follow-on orders for jamming and passive ranging subsystems to be deployed in airborne applications.

Fourth Quarter of Fiscal 2008 Outlook

For the fourth quarter of fiscal 2008, the Company expects an increase in sales for the Space & Defense Group and a decrease in demand for Wireless products. As a result, the Company expects net sales to be in the range of $30 - $33 million for the fourth quarter of fiscal 2008. With an anticipated tax rate of approximately 26.5% and expected stock based compensation expense of approximately $0.05 per diluted share, the Company expects GAAP net earnings per diluted share to be in the range of $0.12-$0.16 for the fourth quarter.

Results of Operations

Net sales for the three months ended March 31, 2008 were $32.6 million, unchanged from sales of $32.6 million for the third quarter of fiscal 2007. Net income for the third quarter of fiscal 2008 was $2.8 million, or 8.6% of net sales, down $694,000, or 19.8% from net income of $3.5 million in the third quarter of fiscal 2007.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                           Three Months Ended               Nine Months Ended
                                    Mar. 31, 2008     Mar. 31, 2007    Mar. 31, 2008      Mar. 31, 2007
                                    -------------     -------------    -------------      -------------
Net Sales                               100.0%            100.0%          100.0%             100.0%

Cost of sales                            68.9%             65.2%           68.0%              64.5%
                                        -----             -----           -----              -----
Gross profit                             31.1%             34.8%           32.0%              35.5%
                                        -----             -----           -----              -----
Operating expenses:
   Marketing                              5.4%              5.6%            5.5%               6.0%
   Research and development               8.2%              7.2%            7.8%               7.2%
   General and administrative            10.5%              9.7%           10.4%               9.3%
                                        -----             -----           -----              -----
     Total operating expenses            24.1%             22.5%           23.7%              22.5%
                                        -----             -----           -----              -----
Operating income                          7.0%             12.3%            8.3%              13.0%
                                        -----             -----           -----              -----
Other income (expense):

     Other, primarily interest income     1.6%              2.7%            1.9%               2.9%
     Interest expense                     0.0%              0.0%            0.0%               0.0%
                                        -----             -----           -----              -----
     Total other income (expense), net    1.6%              2.7%            1.9%               2.9%
                                        -----             -----           -----              -----

Income before income taxes                8.6%             15.0%           10.2%              15.9%
Income taxes                              2.3%              4.2%            2.7%               4.1%
                                        -----             -----           -----              -----
   Income from continuing operations      6.3%             10.8%            7.5%              11.8%
                                        =====             =====           =====              =====
Discontinued operations:
Income from discontinued operations       2.3%              0.0%            0.8%               0.0%
                                        =====             =====           =====              =====
   Net income                             8.6%             10.8%            8.3%              11.8%
                                        =====             =====           =====              =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                         Three Months Ended              Nine months Ended
                   Mar. 31, 2008   Mar. 31, 2007   Mar. 31, 2008   Mar. 31, 2007
                   -------------   -------------   -------------   -------------
Wireless              $20,222        $17,842          $59,183         $54,668
Space and Defense      12,397         14,759           37,894          38,459
                      -------        -------          -------         -------
     Total            $32,619        $32,601          $97,077         $93,127
                      =======        =======          =======         =======

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net sales. Net sales were $32.6 million for the third quarter ended March 31, 2008, unchanged compared to $32.6 million for the third quarter of fiscal 2007. Shipments of Wireless products rose $2.4 million and sales of Space and Defense products fell $2.4 million in the current third quarter compared to the third quarter of fiscal 2007.

The increase in sales of Wireless products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless basestation and consumer equipment, was the result of a rise in demand for standard Wireless components during the current third quarter compared to the third quarter of last year. Shipments of standard Wireless components rose $3.5 million, or 35.1% in the third quarter of fiscal 2008 compared to the third quarter last year. This increase in sales of standard components more than offset a $1.1 million decline in custom wireless products resulting from a decline in shipments in the current third quarter compared to the third quarter of last fiscal year. This decline in sales is due to a platform transition. Demand for Wireless products in the fourth quarter of fiscal 2008 is expected to decline slightly from third quarter levels.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar, receiver, and countermeasure subsystems for the military. Sales of Space and Defense products fell $2.4 million, or 16.0% in the third quarter of fiscal 2008 compared to the third quarter of the previous fiscal year. Sales of Space and Defense products in the third quarter of last fiscal year benefited from in excess of $5.0 million in shipments of Counter Improvised Explosive Device (Counter IED) products which fell to less than $300,000 in the current fiscal year third quarter. Space and Defense product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the current segment backlog of $57.5 million. Quarterly shipments of Space and Defense products for the fourth quarter of fiscal 2008 are expected to range between $13.0 and $14.5 million.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the third quarter of fiscal 2008 was $10.1 million, (31.1% of net sales), down 10.7% from $11.4 million (34.8% of net sales) for the same quarter of the prior year. Gross profit on sales decreased in the third quarter of fiscal 2008 from the third quarter of last year due to a significant rise in engineering costs in the Space and Defense group as many products are now in the process of transitioning from development to initial production. Additionally, gross margin was adversely affected by a decline in sales of higher margin defense Counter IED products and by a $106,000 increase in warranty reserve related to repairs to a custom assembly product in the Wireless group.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $1.8 million (5.4% of net sales) for the third quarter of fiscal 2008, down $64,000 from $1.8 million (5.6% of net sales) for the third quarter of fiscal 2007. Marketing expenses in the current third quarter were $64,000 below the third quarter of last fiscal year due to lower commission expense on defense products and lower payroll costs due to a reduction in sales personnel.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $2.7 million (8.2% of net sales) in the third quarter of fiscal 2008, up 14.1% from $2.3 million (7.2% of net sales) for the third quarter of fiscal 2007. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense Group. Research and Development expenditures have increased in the third quarter of fiscal 2008 versus the third quarter of last year due to the higher level of opportunities in both the Wireless and Space and Defense marketplaces, which has resulted in the hiring of additional personnel over the last 12 months to perform development activities. The Company does not expect to reduce its current research and development efforts through year-end and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 8.0% to $3.4 million (10.5% of net sales) for the third quarter of fiscal 2008, from $3.2 million (9.7% of net sales) for the third quarter of fiscal 2007. The increase in general and administrative expense in the third quarter of fiscal 2008 compared to the third quarter last year resulted from additional personnel in the Finance, Human Resource and Information Technology function, and the Company recorded an additional $215,000 lease liability for expected costs in excess of sub-lease income related to the Company's European facility.

Operating Income. Operating income fell 43.1% in the third quarter of fiscal 2008 to $2.3 million, (7.0% of net sales), compared to $4.0 million (12.3% of net sales) for the third quarter of fiscal 2007. On an operating segment basis, Wireless operating income was $1.6 million for the third quarter of fiscal 2008, up $1.1 million, from Wireless operating income of $539,000 in the third quarter of fiscal 2007.

The increase in Wireless segment operating income in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was due primarily to a shift in product mix to more standard component products. Standard Component Wireless products are typically higher margin compared to custom assembly products. The increase in margins from additional standard component sales more than offset the margin erosion caused by the $106,000 increase in warranty reserve related to ongoing repairs to a custom assembly product in the Wireless group.

Space and Defense operating income was $914,000 in the third quarter of fiscal 2008, down $2.6 million from $3.5 million for the third quarter of fiscal 2007. Operating margins in this segment declined in the current third quarter due to underabsorbed overhead due to a decline in Space and Defense net sales, a shift in product mix from higher margin Counter IED products to other lower margin defense products, a higher level of internal research and development spending for the segment year over year and a significant rise in engineering costs as many products are now in the process of transitioning from development to initial production.

Other Income. Other income primarily consists of interest income received on invested cash balances and rental income. Other income decreased 38.7% to $536,000 in the third quarter of fiscal 2008 compared to $874,000 for the third quarter of last year. This decrease was caused by the decline in available investable cash due to the use of $43.8 million to purchase treasury shares over the last twelve months. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Income Taxes. Income taxes on income from continuing operations for the third quarter of fiscal 2008 were $773,000 (2.3% of net sales), representing an effective tax rate of 27.4%. This compares to income tax expense of $ 1.4 million (4.2% of net sales) for the third quarter of fiscal 2007, representing an effective tax rate of 28.3%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bonds and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss. The projected effective tax rate for fiscal 2008 is approximately 26.5% compared to an actual effective tax rate of 25.3% for fiscal year 2007.

Discontinued Operations. Income from discontinued operations for the third quarter of fiscal 2008 included $770,000 due to the reduction of an unrecognized tax benefit resulting from the lapse of the applicable statute of limitations related to the prior dissolution of the Company's European subsidiary, Anaren Europe, B.V.

Nine months Ended March 31, 2008 Compared to Nine months Ended March 31, 2007

Net Sales. Net sales increased 4.2% to $97.1 million for the first nine months ended March 31, 2008 compared to $93.1 million for the first nine months of fiscal 2007. This increase resulted from a $4.5 million rise in shipments of Wireless products and a $564,000 decline in sales of Space and Defense products.

The increase in sales of Wireless products resulted from a rise in customer demand for custom Wireless components during the current first nine months compared to the first nine months of last year. Shipments of Wireless custom assemblies rose $4.1 million, or 19.5% in the first nine months of fiscal 2008 compared to the first nine months last year, led by a significant increase in demand from Nokia Corp. for a new basestation ferrite product which began shipping in the first nine months of fiscal 2007. This increase, plus a $472,000 increase in sales of Wireless standard component products, offset a $2.1 million decline in shipments of consumer products. Shipments to Nokia Corp. for all Wireless products in the first nine months of fiscal 2008 were $12.9 million, which represents 21.8% of total Wireless sales and 13.3% of total Company sales.

Sales of Space and Defense products fell $564,000, or 1.5% in the first nine months of fiscal 2008 compared to the first nine months of the previous fiscal year. Sales of Space and Defense products in the first nine months of last fiscal year benefited from $8.8 million in shipments of Counter IED products which fell to less than $900,000 in the first nine months of the current fiscal year. Space and Defense product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the current segment backlog of $57.5 million.

Gross Profit. Gross profit for the first nine months of fiscal 2008 was $31.1 million, (32.0% of net sales), down $2.0 million from $33.1 million (35.5% of net sales) for the same period of the prior year. Gross profit on sales decreased in the first nine months of fiscal 2008 over the first nine months of last year due to the substantial rise in shipments of lower margin Wireless custom assembly products and a decline in sales of higher margin defense Counter IED products.

Marketing. Marketing expenses were $5.3 million (5.5% of net sales) for the first nine months of fiscal 2008, down $272,000 from $5.6 million (6.0% of net sales) for the first nine months of fiscal 2007. Marketing expenses in the current first nine months fell $272,000 over the first nine months of last fiscal year due to lower commission expense on defense products and a reduction in payroll costs resulting from a reduction in sales personnel.

Research and Development. Research and development expenses were $7.6 million (7.8% of net sales) in the first nine months of fiscal 2008, up 13.3% from $6.7 million (7.2% of net sales) for the first nine months of fiscal 2007. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense Group. Research and Development expenditures have increased in the first nine months of fiscal 2008 versus the same period last fiscal year due to the higher level of opportunities in both the Wireless and Defense marketplaces which have resulted in the hiring of additional engineering personnel over the last 12 months to meet the expanding development work load. The Company does not expect to reduce its current research and development efforts through year-end and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses increased 16.7% to $10.1 million (10.4% of net sales) for the first nine months of fiscal 2008 from $8.7 million (9.3% of net sales) for the first nine months of fiscal 2007. The increase resulted primarily from additional professional service costs ($350,000) associated with the restatement of the Company's second and third quarter fiscal 2007 financial statements, additional costs from new restricted stock grants issued in August 2007 that have a shorter vesting schedule than the traditional stock option grants issued in the comparable period, additional personnel in Finance, Human Resources and Information Technology functions and a $418,000 charge for additional lease liability expense for expected lease costs in excess of expected sub-lease income under a Company lease.

Operating Income. Operating income fell 33.7% in the first nine months of fiscal 2008 to $8.1 million, (8.3% of net sales) compared to $12.2 million (13.0% of net sales) for the first nine months of fiscal 2007. On an operating segment basis, Wireless operating income was $3.8 million for the first nine months of fiscal 2008, down 15.7% from the Wireless operating income of $4.5 million in the first nine months of fiscal 2007.

The decline in Wireless segment operating income in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was due primarily to a shift in product mix to more custom assembly products compared to standard products. Custom assembly products are typically lower margin compared to standard and consumer Wireless components as custom assembly products contain significantly higher material content as a percentage of sales. Operating margins were further eroded by the increase in General and Administrative expense in the first nine months of fiscal 2008 and a $350,000 charge for anticipated costs to repair a custom assembly products in the Wireless group.

Space and Defense operating income was $4.7 million in the first nine months of fiscal 2008 down $3.0 million from $7.7 million for the first nine months of fiscal 2007. Operating margins in this segment declined in the first nine months due to manufacturing inefficiencies encountered on some programs which suffered procurement delays, engineering cost overruns, a change in product mix due to a decline in higher margin Counter IED products, a higher level of internal research and development spending for the segment year over year and the increase in general and administrative expense in the first nine months of fiscal 2008.

Interest Expense. Interest expense represents interest incurred on deferred obligations. Interest expense for the first nine months of fiscal 2008 was $53,000; compared to $18,000 for the first nine months of fiscal 2007.

Other Income. Other income is primarily consists of interest income received on invested cash balances and rental income. Other income decreased 29.9% to $1.9 million in the first nine months of fiscal 2008 compared to $2.7 million for the first nine months of last year. This decrease was caused by the decline in available investable cash due to the use of $43.8 million to purchase treasury shares over the last twelve months. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Income Taxes. Income taxes on income from continuing operations for the first nine months of fiscal 2008 were $2.6 million (2.7% of net sales), representing an effective tax rate of 26.2%. This compares to income tax expense of $3.8 million (4.1% of net sales) for the first nine months of fiscal 2007, representing an effective tax rate of 25.6%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss. The projected effective tax rate for fiscal 2008 is approximately 26.5% compared to an actual effective tax rate of 25.3% for fiscal 2007.

Discontinued Operations. Income from discontinued operations for the third quarter of fiscal 2008 included $770,000 due to the reduction of an unrecognized tax benefit resulting from the lapse of the applicable statute of limitations related to the prior dissolution of the Company's European subsidiary, Anaren Europe, B.V.

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

Liquidity and Capital Resources

Net cash provided by operations for the first nine months of fiscal 2008 was $7.6 million and resulted from net income before depreciation and non-cash equity based compensation expense. The positive cash flow from earnings for the nine months was more than off-set by increases in inventory and receivables totaling $6.6 million, as well as a pay down of accrued expenses and accounts payable of $3.5 million. Net cash provided by operations for the first nine months of fiscal 2007 was $9.8 million. The cash flow from operations for the first nine months of fiscal 2007 resulted from net income before depreciation and non cash equity based compensation and was partially offset by the $6.8 million increase in inventory and accounts receivable.

Net cash provided by investing activities in the first nine months of fiscal 2008 was $20.3 million and consisted of $30.0 million provided by the maturity of marketable debt securities, net of $9.8 million used to pay for capital additions. Net cash used in investing activities in the first nine months of fiscal 2007 was $1.8 million and consisted of capital additions of $9.3 million, and net maturities of marketable securities totaling $7.4 million.

Net cash used in financing activities in the first nine months of fiscal 2008 was $29.5 million and consisted of $30.2 million used to purchase 1.2 million treasury shares net of $708,000 generated by cash receipts and tax benefits from the exercise of stock options. Net cash used by financing activities was $9.4 million in the first nine months of fiscal 2007 and consisted of $12.1 million used to purchase 717,000 shares of treasury stock, net of $2.8 million of cash and tax benefits provided by the exercise of stock options.

During the remainder of fiscal 2008, the Company anticipates that its main cash requirement will be for capital expenditures, possible continued repurchase of the Company's common stock and funds for potential Company acquisitions. Capital expenditures for the remainder of fiscal 2008 are expected to total between $1.5
- $2.0 million and will be funded from existing cash and investments, while funds for possible acquisitions will come from existing investments or from the $50 million demand line of credit.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transaction under the current Board authorization, depending on market conditions. At March 31, 2008, there were 1.5 million shares remaining under the current Board repurchase authorization.

At March 31, 2008, the Company had approximately $42.6 million in cash, cash equivalents, and marketable securities. The Company has no debt, and on a fiscal year basis has had positive operating cash flow for over ten years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations and from the $50 million demand line of credit.

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

In April 2008, the FASB issued a FASB Staff Position No. 142-3 "Determination of the Useful Life of Intangible Assets" (FSP). This Position amends the factors that should be considered in the developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations," and other

U.S. generally accepted accounting principles. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (fiscal year 2010). The Company is currently assessing the impact of this Statement on the financial statements.


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

As of March 31, 2008, the Company had cash, cash equivalents and marketable securities of $42.6 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from March 31, 2008 rates, or 0.350%, would have reduced net income and cash flow by approximately $38,000, or $.003 per diluted share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rate will reduce the Company's interest income.

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

These known factors include, but are not limited to: the Company's ability to timely ramp up to meet some of our customers' increased demands; unanticipated delays in successfully completing customer orders within contractually required timeframes; unanticipated penalties resulting from failure to meet contractually imposed delivery schedules; unanticipated costs and damages resulting from replacement or repair of products found to include latent defects; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers; the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; successfully securing new design wins from our OEM customers, reliance on a limited number of key component suppliers, unpredictable difficulties or delays in the development of new products; the ability to successfully transition the production of resistive products from the Company's Salem, New Hampshire facility to the Company's Suzhou China facility; order cancellations or extended postponements; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the

Company's products and or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues. You are encouraged to review Anaren's 2007 Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

Item 4. Controls and Procedures

A.    Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Senior Vice President-Finance ("the Certifying Officers") as of March 31, 2008. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

B. Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On November 5, 2007, the Board of Directors increased by an additional 2,000,000 the number of shares that the Company was authorized to repurchase in open market or by privately negotiated transactions through its previously announced stock repurchase program. The program (originally announced on March 5, 2001), which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On March 31, 2008, 1.5 million shares remained authorized for purchase, depending on market conditions.

========================= ====================== ======================= ====================== ======================
         Period              Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                            Shares (or Units)     per Share (or Unit)      Shares (or Units)     Approximate Dollar
                                Purchased                                Purchased as Part of   Value) of Shares (or
                                                                          Publicly Announced     Units) that May Yet
                                                                           Plans or Programs     Be Purchased Under
                                                                                                the Plans or Programs
========================= ====================== ======================= ====================== ======================
January 2008                             43,409                  $16.07                 43,409              1,698,403
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
February 2008                           109,600                   13.97                109,600              1,588,803
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
March 2008                               41,462                   12.63                 41,462              1,547,341
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Total                                   194,471                   14.15                194,471                      -
========================= ====================== ======================= ====================== ======================

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits

         10      Demand Note Loan Agreement

         31      Rule 13a-14(a) Certifications

         32      Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Anaren, Inc.
                                          -----------------------------------
                                          (Registrant)

Date:  May 12, 2008                       /s/ Lawrence A. Sala
                                          -----------------------------------
                                          Lawrence A. Sala
                                          President & Chief Executive Officer

Date:  May 12, 2008                       /s/ Joseph E. Porcello
                                          -----------------------------------
                                          Joseph E. Porcello
                                          Sr. Vice President of
                                          Finance and Treasurer