Form 10-K
period 2008-06-30
ANAREN  INC
filed 2008-09-15
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                          Commission File Number 0-6620

                                  ANAREN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                              16-0928561
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               6635 Kirkville Road, East Syracuse, New York 13057
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code(315) 432-8909

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer |_|    Accelerated Filer |X|   Non-accelerated Filer |_|
Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on December 31, 2007, as reported on the Nasdaq Global market, was approximately $236,234,734.

The number of shares of the Registrant's Common Stock outstanding on September 9, 2008 was 14,595,795.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for use in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

Item 1. Business

General Overview

      The Company was incorporated in New York in 1967. The Company's executive offices are located at 6635 Kirkville Road, East Syracuse, New York 13057. The telephone number of the Company at that location is (315) 432-8909. The Company's website is located at www.anaren.com. The Company makes its periodic and current reports available, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company's common stock is listed on the Nasdaq Global Market under the symbol "ANEN." Unless the context otherwise provides, the "Company" or "Anaren" refers to Anaren, Inc. and its subsidiaries.

      The Company is a leading provider of microwave components and assemblies for the wireless and space and defense electronic markets. The Company's distinctive engineering, manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in wireless communication and space and defense systems covering a broad range of frequencies (from 100MHZ to more than 30GHZ) and power levels (small signal to more than 500 watts).

      Through its focused research and development efforts, Anaren continues to design components and subsystems for wireless communication systems including wireless infrastructure, wireless consumer and medical applications, as well as advanced radar, beamforming, jamming, and receiver applications for the space and defense markets.

Recent Developments

      On July 31, 2008, the Company cancelled its previous $50.0 million demand note loan agreement with no balance outstanding on the loan; and on the same day, the Company signed a loan agreement with its bank for a $50.0 million declining revolving line of credit to be used to finance acquisitions and working capital needs. On July 31 and August 29, 2008, the Company took advances totaling $50.0 million on this line to finance the acquisitions of M.S. Kennedy Corp. and Unicircuit, Inc. Advances under this line, at the Company's choice, bear interest at LIBOR, plus 100 to 450 basis points or at the Prime Rate, minus
(100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term debt plus interest expense. Availability of credit under the line declines 20% annually on the anniversary date of the note and any outstanding principal balance in excess of the new line limit is due and payable at that time.

      On August 1, 2008, the Company completed the acquisition of M.S. Kennedy, Corp. ("MSK"), located in Syracuse, New York. MSK is a leading provider of high performance analog microelectronics to the Defense and Space markets and is a leading designer and producer of custom analog hybrids, power hybrids, and multi-chip modules. MSK offers broad electronic component design, packaging, and integration capability with net sales of $22.4 million in calendar 2007. MSK will be integrated into Anaren's existing Space & Defense business group. Anaren acquired MSK for a purchase price of $28.0 million on a cash free, debt free basis, and earnings from MSK are expected to be accretive in fiscal year 2009. The Company financed this transaction through a five year, $50.0 million revolving debt facility. Goodwill and intangible assets related to this acquisition will be approximately $14-16 million.

      On August 30, 2008, the Company completed the acquisition of Unicircuit Inc. located in Littleton, Colorado. Unicircuit is a manufacturer of printed circuit boards (PCB) used in various military and aerospace applications with net sales of $18.7 million in calendar 2007. Unicircuit is a leader in high frequency PCB technology and will enhance Anaren's ability to capture integrated microwave assembly opportunities in the defense, satellite and aerospace markets. Unicircuit will be integrated into Anaren's existing Space & Defense business group. Anaren acquired Unicircuit, Inc. for a purchase price of approximately $21.7 million on a cash free, debt free basis, and earnings from Unicircuit are expected to be accretive in fiscal year 2009. The Company financed this transaction by utilizing its existing five year, $50.0 million revolving debt facility. Goodwill and intangible assets related to this acquisition will be approximately $11-13 million.


--------------------------------------------------------------------------------

Wireless Segment

      Industry Overview

      The Company's Wireless products are used primarily in communication systems, either in user equipment, such as Wireless Local Area Network (WLAN), Bluetooth, or Satellite Television Reception applications, or on the network infrastructure side such as Cellular Telephone Base Stations or Television Broadcast equipment applications.

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

      Global System for Mobile communications (GSM) and the higher data rate overlay Enhanced Data Rates for GSM Evolution (EDGE) is the industry leading technology in terms of equipment shipped, users served, and countries covered. In support of major equipment roll-outs primarily in India and China, demand for GSM/EDGE equipment was at all time highs during fiscal 2007 and remained at those levels in fiscal 2008. This resulted in increased demand for both the Company's components and higher level custom assemblies. The Company believes that the industry trend for GSM/EDGE equipment is going to remain relatively strong for the next several years.

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

      Worldwide Interoperability for Microwave Access (WiMAX) is a technology aimed at providing wireless data over long distances in a variety of ways, from point-to-point links to full mobile cellular type access. There is currently increasing amounts of development activity in the industry aimed at this emerging technology. The Company has and continues to develop products for this application.

Strategy

      The Company's strategy for the Wireless segment is to continue to use its microwave expertise, proprietary technologies, extensive microwave design libraries and low cost manufacturing capabilities to further expand its penetration in the wireless industry. Key components of the Company's strategy include the following:

      Pursue Large Addressable Markets. The Company has successfully penetrated the mobile wireless infrastructure market and is using its market position to pursue other wireless markets such as WLAN, Mobile Handsets, Bluetooth, Satellite Television, medical and other consumer electronics markets. This is enabled by advances made in the Company's design and manufacturing of sub miniature Multi-Layer Stripline components.

      Focus on value added products. The Company intends to expand its component offerings to enable the Company to increase the number of products addressing each wireless application. In addition, with its Multi-Layer Stripline, ferrite devices, and Thick Film Ceramic manufacturing technologies, the Company intends to continue to increase the


--------------------------------------------------------------------------------
      functionality of its products, thereby enabling its wireless customers to continue to reduce the size and cost of their platforms, while the Company increases its content value.

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

Products and Technologies

      The Company provides components and assemblies to leading wireless industry equipment manufacturers. These products range from subminiature components for consumer electronics to large back planes for high power wireless infrastructure applications.

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

      The Company has also recently introduced several products specifically designed to address WLAN, cellular telephone handsets and Bluetooth applications. These innovative products are 1/100th the size of our typical Xinger(R) type of product and offer performance and cost advantages over traditional consumer electronic components.

      Ferrite Products. The Company's ferrite components are used in various wireless base station applications. They are a key component in base station amplifiers, and their primary function is to protect the sensitive amplifier electronics from damage by isolating them electronically from potentially harmful high power signals. In fiscal year 2007 and 2008, the Company continues to expand its ferrite product offering and also expanded its production capacity for ferrite products.


--------------------------------------------------------------------------------

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

      The Company sells its standard line of Xinger(R) components, custom products, resistive components, and ferrite components to leading original equipment manufacturers and a broad range of other wireless equipment contract manufacturers. In general, customers have purchased the Company's products directly from the Company or through distributors or sales representatives. During the fiscal year ending June 30, 2008, the Wireless business accounted for 60% of the Company's total revenues. Nokia Siemens Networks (Nokia) accounted for over 17% of net sales. No other Wireless customer accounted for more than 10% of the Company's fiscal 2008 net sales. The following is a list of the customers who generated $1,000,000 or more in revenues for the Company in the fiscal year ending June 30, 2008:

      o     Avnet Electronics

      o     Celestica Corp.

      o     EG Components


--------------------------------------------------------------------------------

      o     Flextronics International, Ltd.

      o     Huawei Technologies Co., Ltd.

      o     MCL Industries

      o     Motorola, Inc.

      o     Nokia Siemens Networks

      o     Richardson Electronics, Ltd.

      o     Solectron Corporation

      o     St. Jude Medical

      o     Telecom International, Inc.

Competition

      The microwave component and assembly industry continues to be highly competitive. Direct competitors of the Company in the wireless market include Aeroflex, Smith Industries, TYCO and Soshin Electric Co. As a direct supplier to original equipment manufacturers, the Company also faces significant competition from the in-house capabilities of its customers. However, the current trend in the wireless marketplace has been for the original equipment manufacturers to outsource more design and production work.

      The principal competitive factors in both the foreign and domestic markets are technical performance, reliability, ability to produce in volume, on-time delivery and most critically, price. It is anticipated that this pricing pressure will continue indefinitely.

Based on these factors, the Company believes that it competes favorably in its markets. The Company believes that it is particularly strong in the area of technical performance in the wireless marketplace. With its manufacturing capability in Suzhou, China, and new innovative design techniques, the Company believes that it now competes favorably on price as well.

Backlog

      The Company's backlog of orders for the Wireless segment was $13.0 million as of June 30, 2008, versus $15.3 million as of June 30, 2007. Backlog for the Wireless segment primarily represents firm orders for component products and signed purchase orders (i.e., orders for specific custom sub-assemblies) for custom components due to ship within eight to twelve weeks. The Company does not believe that its Wireless backlog as of any particular date is representative of actual sales for any succeeding period. Typically, large original equipment manufacturers including Ericsson, Motorola, Nokia and Nortel, who use the Company's component and custom products, negotiate set prices for estimated annual volumes. The Company then receives a firm delivery commitment prior to shipment. The Company does not recognize backlog until it has received a firm order.

      As part of the Company's close working relationships with major wireless communications customers, the customers expect the Company to respond quickly to changes in the volume and delivery schedule of their orders and, if necessary, to inventory products at its facilities for just-in-time delivery. Therefore, although contracts with these customers typically specify aggregate dollar volumes of products to be purchased over an extended time period, these contracts also


--------------------------------------------------------------------------------
provide for delivery flexibility, on short notice. In addition, these customers may cancel orders with some financial penalty or defer orders without significant penalty.

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

      Pursue Strategic Acquisitions. The Company intends to continue to pursue opportunistic acquisitions of companies (like M.S. Kennedy Corporation and Unicircuit, Inc.), product lines and technologies that provide synergistic opportunities for its Space and Defense segment. The Company will also focus on acquisitions that compliment its technical expertise and business development resources and provide a competitive advantage for its targeted markets.

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

      Beamformers. Beamformers determine the number, size and quality of beams that are produced from an antenna array. The Company supplies passive and active beamformers and has unique expertise in designing and manufacturing high performance beamformers in industry leading small size packages. Passive beamformers produce


--------------------------------------------------------------------------------
      fixed beam locations while active beamformers allow for real-time reconfiguration of the beam pattern. Beamforming technology is implemented on military and commercial phased array satellites and radars.

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

Customers

      The Company currently sells passive components and electronic subsystems to prime contractors serving the United States and foreign governments. During the fiscal year ending June 30, 2008, the Space and Defense segment accounted for 40% of the Company's revenues. Lockheed Martin accounted for 13% of the Company's net sales. No other Space and Defense customer accounted for more than 10% of the Company's fiscal 2008 net sales. The following is a list of Space and Defense customers who generated $1,000,000 or more in revenues in the fiscal year ending June 30, 2008:

      o     ITT Corporation

      o     Lockheed Martin Corporation

      o     MCL Industries

      o     Northrup Grumman Corporation

      o     Raytheon Company

      o     Thales Alenia Space France

      o     LIGNEX1 Co., Ltd.

Competition

      As a direct supplier to the large defense contracting corporations, the Company faces significant competition from the in-house capabilities of its customers. In some cases, we are approached after a customer has had limited success with an internal design effort or to supply a solution in parallel with an internal effort as a form of risk mitigation.

      Direct competitors of the Company in the Space and Defense market include EMS Technologies, Filtronic Signal Solutions, KOR Electronics, Smith Industries, Tyco Inc., and Merrimac Industries.

Backlog

      Backlog of orders for the Space and Defense segment was $64.6 million as of June 30, 2008 versus $56.0 million as of June 30, 2007. All of the orders included in the Space and Defense segment backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

Sales and Marketing

      The Company markets its products worldwide to original equipment manufacturers in the wireless and space and defense markets primarily through a sales and marketing force of 27 people as of June 30, 2008. The Company has regional sales offices located in Sacramento, California; Waterlooville,
England;  and Suzhou and Shenzen,  China. In


--------------------------------------------------------------------------------
addition, as of June 30, 2008, the Company had contracts with three major distributors, with sixteen manufacturers' representatives in the United States and Canada, and with ten international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industry shows. The Company has also invested significantly in its Internet website which contains an electronic version of its entire catalog. In addition, the website enables users to download important device parameter files. These files contain the performance information for catalog components in a format which is compatible with commonly used computer aided design/computeraided modeling, or CAD/CAM equipment. The Company also provides mechanical drawings and applications notes for proper use of the parts. This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.

      After identifying key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and with manufacturers' representatives. To promote widespread acceptance of the Company's products and provide customers with support for their technical and commercial needs, the sales and engineering teams work closely with the customers to develop solutions tailored for their particular requirements. The Company believes that its engineering team, comprised of 191 design and engineering professionals as of June 30, 2008, is a key competitive advantage.

      The Company uses distributors for its standard products, most notably the Xinger(R) line of surface mount components. Richardson Electronics is a worldwide distributor of Anaren products. Avnet distributes components in North America and Asia, meanwhile, BFI Optilus distributes Company products in Europe. The Scandinavian countries are serviced by E.G. Components, Inc., a subsidiary of Elektronikgruppen. Distribution has become an important part of the Company's sales efforts by providing the Company with a larger sales force to promote its catalog product offerings.

Employees

      As of June 30, 2008, the Company employed 930 full-time people, including 221 temporary employees. Of these employees, 191 were members of the engineering staff, 654 were in manufacturing positions, 27 were in sales and marketing positions, and 57 were in management and support functions. None of these employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be excellent.

Manufacturing

      The Company currently maintains manufacturing locations in East Syracuse, New York; Salem, New Hampshire; and Suzhou, China. During fiscal 2007, the Company moved its Suzhou operation from a leased 25,000 square foot facility to a leased 76,000 square foot facility, and built a 54,000 square foot addition to its 105,000 square foot East Syracuse, NY facility. The facility move in Suzhou provides the Company with ample manufacturing space and ability to readily respond to future wireless infrastructure business expansion needs. The addition in Syracuse will facilitate expansion of its Space and Defense manufacturing and engineering areas to support current and future growth. During fiscal 2005, the Company consolidated its Amitron operation located in North Andover, Massachusetts and its RF Power operation located in Bohemia, New York into one facility located in Salem, New Hampshire, operating under a wholly owned subsidiary, Anaren Ceramics, Inc. This facility includes significantly more space for future expansion and a State-of-the-Art Class 10,000 clean room for manufacturing.

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

      The Company is committed to providing the lowest cost manufacturing solutions. Part of this strategy has evolved with the continued investment in its Suzhou, China operation. Most high volume, labor intensive


--------------------------------------------------------------------------------
wireless product lines from the Syracuse and the Salem operations have been successfully transitioned to Suzhou over the past three years, with plans to transfer the remainder in fiscal 2009. The Company has also successfully implemented a material sourcing function in Suzhou, facilitating the identification, qualification, and procurement of lower cost raw materials to support the wireless infrastructure products being manufactured in Suzhou.

      All of the Company's facilities (Syracuse, New York; Salem, New Hampshire; and Suzhou, China) are ISO 9001 certified.

      The Company manufactures its products from standard components, as well as from items which are manufactured by vendors to its specifications. The raw materials utilized in the various product areas are generally accessible and common to both of the Company's business segments. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. During fiscal year 2008, the Company had no single vendor from which it purchased more than 10% of its total raw materials, and the Company believes that alternate sources of supply are generally available for all raw materials supplied by all Company vendors.

Research and Development

The Company's research and development efforts are focused on the design, development and engineering of both products and manufacturing processes. The current development efforts of the Company include:

      o products for use in mobile and fixed wireless infrastructure applications;

      o     advanced  manufacturing  technology to produce  microwave  stripline
            structures  for  broadband   millimeter   wave,  or  extremely  high
            frequency, communications satellite applications;

      o advanced low temperature co-fired ceramic to produce, light weight, highly integrated microwave integrated substrates for advanced military applications; and

      o     miniature  components  for  wireless   networking,   subscriber  and
            broadcast applications.

      These activities include customer-funded design and development, as well as efforts funded directly by the Company. Research and development expenses funded by the Company were $10.4 million in fiscal 2008, $9.1 million in fiscal 2007 and $8.7 million in fiscal 2006. Research and development costs are charged to expense as incurred.

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

      The Company currently has 13 active patents and has filed 20 other patent applications that are currently pending before the United States Patent and Trademark Office to protect both the construction and design of its products. The Company plans to pursue intellectual property protection in foreign countries, primarily in the form of international patents, in instances where the technology covered is considered important enough to justify the added expense. By agreement, Company employees who initiate or contribute to a patentable design or process are obligated to assign their interest in any patent or potential patent to the Company.


--------------------------------------------------------------------------------

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

Item 1A. Risk Factors

      In an effort to provide investors a balanced view of our current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by our management about future performance. These statements which are not historical information, are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. You are encouraged to review our 2008 Annual Report, this Form 10-K for the fiscal year ended June 30, 2008 and exhibits hereto filed with the Securities and Exchange Commission, to learn more about the various risks and uncertainties facing our business and their potential impact on our revenue, earnings and stock price. Unless required by law, we disclaim any obligation to update or revise any forward-looking statement.

      The  Company  recently   completed  two  acquisitions  and   significantly
increased its long term debt.

      Our recent acquisition of M.S. Kennedy Corp. and Unicircuit, Inc. present management challenges and substantially increase our long term indebtedness. We intend to integrate both MSK and Unicircuit into our Space & Defense business group. In doing so, there are risks and uncertainties that the expected benefits of the acquisition may not be realized (including the realization of the accretive effects from the acquisitions), risks of potential loss of key management employees of the acquired companies, and the potential risks of realization of unknown liabilities not identified during due diligence. We also significantly increased our long term indebtedness when we acquired MSK and Unicircuit, and the applicable Loan Agreement with our lender contains certain financial covenants that we are required to meet.

      Our Wireless business group has a significant concentration of business with one OEM customer, Nokia Siemens Networks ("Nokia"), who accounts for over 17% of net sales.

      Our Wireless segment currently derives a significant amount of revenue from production of one combiner subassembly that is used in a Nokia single base station platform. Because of this relatively high concentration of business with one customer and for only one platform, the Company's revenue and profitability could be materially and adversely impacted by cancellation, postponement, or end of life of this particular combiner subassembly.

      We depend on a small number of suppliers for many of our component parts and services.

      In some cases we rely on a limited group of suppliers to provide us with services and materials necessary for the manufacture of our products. While we believe that substitute sources of supply at reasonably similar costs are available for these and other products purchased, our reliance on a limited group of suppliers involves several risks, including potential inability to timely obtain critical materials or services; potential increase in raw materials costs or production costs; potential delays in delivery of raw materials or finished products; and reduced control over reliability and quality of components or assemblies, as outsourcing continues. We do not have binding


--------------------------------------------------------------------------------
contractual commitments or other controls over our suppliers, and therefore cannot always rely upon the guaranteed availability of the materials necessary for the manufacture of our products. If we are required to seek alternative contract manufacturers or suppliers because we are unable to obtain timely deliveries of acceptable quality from existing manufacturers or suppliers, we could be forced to delay delivery of our products to our customers. In addition, if our suppliers and contract manufacturers increase their prices, we could suffer losses because we may be unable to recover these cost increases under fixed price production commitments to our customers.

      Capital expenditures by wireless service providers for infrastructure equipment are volatile.

      The late 1990s through 2000 saw dramatic growth in the demand for mobile communications. Despite this rapid growth in customer demand, expenditures for capital infrastructure equipment by service providers began to decline rapidly during the first quarter of calendar year 2001. This had a negative impact on all of our Wireless product lines, particularly the printed-circuit board business. During fiscal 2004, infrastructure spending rebounded due to the deployment of new technology to expand existing network capacity resulting in rising sales and orders across all of our Wireless product lines, and sales and orders have remained strong through fiscal year 2008. Capital spending for wireless infrastructure equipment remains volatile and relatively unpredictable. Future decreases in capital expenditures for wireless infrastructure equipment may adversely impact the success of these product lines.

      Changes in funding for defense procurement programs could adversely affect our ability to grow or maintain our revenues and profitability.

      The demand for many of our Space and Defense products has been favorably impacted by an upward trend in defense spending in the last few years for, among other things, advanced radar systems, advanced jamming systems, smart munitions, electronic surveillance systems and satellite and ground based communication systems. Although the ultimate size of future defense budgets remains uncertain, current indications are that the total defense budget may decline over the next few years. The specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe that our products are a high priority for national defense, there remains the possibility that one or more of the programs we serve will be reduced, extended or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our revenues and profitability.

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


--------------------------------------------------------------------------------

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

      We depend upon a small number of customers for a majority of our revenues. During fiscal 2008, we had two customers that each accounted for more than 10% of our net sales (Nokia, who represented 17% and Lockheed Martin Corporation who represented 13%). We anticipate that we will continue to sell products to a relatively small group of customers. Delays in manufacturing or supply procurement or other factors could potentially cause cancellation, reduction or delay in orders by a significant customer or in shipments to a significant customer. Our future success depends significantly on the decision of our current customers to continue to purchase products from us, as well as the decision of prospective customers to develop and market space and defense and wireless communications systems that incorporate our products.

      We must continue to attract and retain qualified engineers and other key employees to grow our business.

      Our continued success depends on our ability to continue to attract and retain qualified engineers, particularly microwave engineers, and management personnel. Attracting and retaining qualified engineers, including microwave engineers, particularly in upstate New York, is very challenging. If we are unable to successfully hire, train and retain qualified engineers and experienced management personnel, it could jeopardize our ability to develop new


--------------------------------------------------------------------------------
products for the wireless and space and defense markets, and could also negatively impact our ability to grow our business.

      Failure to meet market expectations could impact our stock price.

      The market price for our common stock is based, in part, on market expectations for our sales growth, earnings per share and cash flow. Failure to meet these expectations could cause the market price of our stock to decline, potentially rapidly and sharply.

      We have been unable to procure a new tenant for our U.K. leased facility.

      We currently lease approximately 20,000 square feet in a building located in Frimley, England, pursuant to a lease agreement that expires in February 2014, with an annual rent expense, property taxes, and fees amounting to approximately $700,000. Despite our efforts since October 2007, we have been unable to identify a new tenant(s) to take occupancy of the leased space. If we remain unsuccessful, we may be required to take additional charges related to this lease.

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

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

      The principal real estate of the Company is a 159,000 square foot building, which the Company owns, located on a 30-acre parcel in East Syracuse, New York. The Company's principal subsidiary, Anaren Microwave, Inc., utilizes this facility which houses a substantial portion of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering activities. During fiscal 2007, the Company constructed a 54,000 square foot addition to this existing building bringing it to 159,000 square feet to accommodate, primarily, the growth of its Space and Defense business. The building was completed in the first quarter of fiscal 2008.

      Anaren Ceramics, Inc., a wholly owned subsidiary of the Company, operates in a 65,000 square foot building, which the Company owns, situated on approximately 12 acres in Salem, New Hampshire.

      The Company leases a 76,000 square foot facility in Suzhou, China which houses light manufacturing and assembly activities of the Company's Anaren Communications Suzhou Co. Ltd. subsidiary. This facility has an annual rent of


--------------------------------------------------------------------------------
approximately $200,000. The initial lease period on the new building runs through April 2013 and is renewable through April 2023.

      The Company leases a 20,000 square foot building in Frimley, England which is currently not used in its operations. Annual rental cost of this facility is approximately $700,000 and the Company is currently attempting to sublet the building. During the fiscal year ended June 30, 2008, the sublease agreement expired and the payments to the Company under a sublease represented approximately 30% of the full lease value. The existing lease term on this building runs to 2014. The sub-lease expired in October 2007 and the Company has not yet secured a new tenant. There is no assurance that the Company will be able to continuously sublet the building during the remaining lease term.

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

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended June 30, 2008, there were no matters submitted to a vote of security holders.

Item 4A. Executive Officers of the Registrant

      Executive officers of Anaren, Inc., their respective ages as of June 30, 2008, and their positions held with the Company are as follows:

NAME                    AGE       OFFICE OR POSITION HELD
----                    ---       -----------------------
Lawrence A. Sala        45        President, Chief Executive Officer, Chairman and Director

Carl W. Gerst, Jr       71        Chief Technical Officer, Vice Chairman and Director

Gert R. Thygesen        53        Senior Vice President, Technology

George A. Blanton       47        Senior Vice President, Chief Financial Officer,
                                  Treasurer

Mark P. Burdick         50        Senior Vice President and General Manager

Timothy P. Ross         48        Senior Vice President, Business Development

Amy B. Tewksbury        44        Senior Vice President, Human Resources

David M. Ferrara        53        Secretary and General Counsel

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


--------------------------------------------------------------------------------

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

      George A. Blanton joined the Company in 2008 as the Company's Senior Vice President, Chief Financial Officer and Treasurer. Prior to his appointment, Mr. Blanton served as the Assistant General Manager of Sonic Industries, a subsidiary of Dover Corporation. From 1995 to 2006, Mr. Blanton served as the Chief Financial Officer of Sargent, a subsidiary of Dover Corporation. Mr. Blanton holds a Bachelor of Science Degree in Business Administration from University of Southern California, and a Master's in Business Administration from Loyola Marymount University, Los Angeles, CA.

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

      David M. Ferrara has served as the Company's Secretary and General Counsel since February 1996, and became a part-time employee of the Company in January, 2008. Mr. Ferrara is a member of the law firm Bond Schoeneck & King, PLLC, and practices in the areas of labor and employment and corporate law. Mr. Ferrara holds a Bachelor's Degree in Labor Relations from LeMoyne College, a Master's Degree in Industrial Labor Relations from Michigan State University and a Juris Doctor Degree from Indiana University.

--------------------------------------------------------------------------------

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The common stock of the Company is quoted on the Nasdaq Global under the symbol "ANEN." The following table sets forth the range of quarterly high and low sales prices reported on the Nasdaq Global Market for the Company's common stock for the quarters indicated. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

                                       CLASS A STOCK
                  ----------------------------------------------------------
                  1st Quarter     2nd Quarter     3rd Quarter    4th Quarter
                  -----------     -----------     -----------    -----------
Fiscal 2007
  High             $  25.00        $  22.94        $  18.23        $  20.13
  Low              $  15.60        $  17.14        $  15.42        $  16.31

Fiscal 2008
  High             $  19.30        $  17.40        $  16.78        $  14.87
  Low              $  13.44        $  13.98        $  11.97        $  10.50

      The Company had approximately 456 holders of record of its common stock at September 10, 2008.

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

Issuer Purchases of Equity Securities

      On May 16, 2007, the Board of Directors increased by 2,000,000 the number of shares that the Company was authorized to repurchase in open market or privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. There were no shares purchased from April 1, 2008 through June 30, 2008; and on June 30, 2008, 1,547,341 shares remained authorized for purchase.


--------------------------------------------------------------------------------

Performance Graph

The following graph presents the cumulative total shareholder return for the five years ending June 30, 2008 for our common stock, as compared to the Nasdaq Composite Index and to the Nasdaq Electronic Components Index. The starting value of each index and the investment in common stock was $100.00 on June 30, 2003.

[The following information was depicted as a line chart in the printed material]


                                                                                           June
                                                         2003          2004          2005          2006          2007          2008
Anaren, Inc.                                           $100.00       $171.64       $138.13       $215.23       $184.98       $111.03
NASDAQ Composite Index                                  100.00        129.09        127.97        136.00        164.15        142.67
NASDAQ Electronic Components Index                      100.00        128.86        116.61        111.27        131.28        118.83

Item 6. Selected Consolidated Financial Data

      The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 2008, and with respect to the balance sheets at June 30, 2008 and 2007 are derived from the consolidated financial statements that have been audited by KPMG LLP, independent registered public accounting firm, which are included elsewhere in this Annual Report on Form 10-K, and are qualified by reference to such consolidated financial statements. The statements of operations data for the years ended June 30, 2004 and June 30, 2005, and the balance sheet data at June 30, 2004, June 30, 2005 and June 30, 2006, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


--------------------------------------------------------------------------------

                                                                                        For the Years Ended
                                                                  -----------------------------------------------------------------
                                                                  June 30,       June 30,      June 30,      June 30,      June 30,
Statement of Income Data:                                           2008           2007          2006          2005          2004
                                                                  ---------     ---------     ---------     ---------     ---------
(in thousands, except per share data)
Net Sales                                                         $ 131,316     $ 128,987     $ 105,464     $  94,461     $  85,079
Cost of sales                                                        90,838        83,125        67,494        64,591        55,070
                                                                  ---------     ---------     ---------     ---------     ---------
Gross Profit                                                         40,478        45,862        37,970        29,870        30,009
                                                                  ---------     ---------     ---------     ---------     ---------
Operating expenses:
  Marketing                                                           7,018         7,416         7,036         6,858         6,723
  Research and development                                           10,411         9,134         8,748         6,288         5,861
  General and administrative                                         13,592        12,298        10,345         8,685         8,731
  Restructuring                                                         255            --            --           458            --
                                                                  ---------     ---------     ---------     ---------     ---------
  Total operating expenses                                           31,276        28,848        26,129        22,289        21,315
                                                                  ---------     ---------     ---------     ---------     ---------
Operating income                                                      9,202        17,014        11,841         7,581         8,694
                                                                  ---------     ---------     ---------     ---------     ---------
Other income (expense):

  Interest expense                                                      (80)          (24)          (25)          (29)          (10)
  Other, primarily interest income                                    2,323         3,571         2,453         1,599         1,678
                                                                  ---------     ---------     ---------     ---------     ---------
  Total other income, net                                             2,243         3,547         2,428         1,570         1,668
                                                                  ---------     ---------     ---------     ---------     ---------
Income from continuing operations before income taxes                11,445        20,561        14,269         9,151        10,362
Income taxes                                                          2,982         5,211         3,252         1,738         2,695
                                                                  ---------     ---------     ---------     ---------     ---------
Income from continuing operations                                     8,463        15,350        11,017         7,413         7,667
                                                                  ---------     ---------     ---------     ---------     ---------
Discontinued operations:
Income (loss) from discontinued
  operations of Anaren Europe                                            --            --            82            --          (774)
Income tax benefit                                                      770            --            --            --         1,800
                                                                  ---------     ---------     ---------     ---------     ---------
Net income from discontinued operations                                 770            --            82            --         1,026
                                                                  ---------     ---------     ---------     ---------     ---------
Net income                                                        $   9,233     $  15,350     $  11,099     $   7,413     $   8,693
                                                                  =========     =========     =========     =========     =========
Basic earnings per share:
  Income from continuing operations                               $     .57     $     .89     $     .64     $     .38     $     .36
  Income from discontinued operations                             $     .05     $      --     $     .01     $      --     $     .05
                                                                  ---------     ---------     ---------     ---------     ---------
Net income                                                        $     .62     $     .89     $     .65     $     .38     $     .41
                                                                  =========     =========     =========     =========     =========
Diluted earnings per share:
Income from continuing operations                                 $     .56     $     .87     $     .62     $     .37     $     .35
Income from discontinued operations                               $     .05     $      --     $     .01     $      --     $     .05
                                                                  ---------     ---------     ---------     ---------     ---------
Net income                                                        $     .61     $     .87     $     .63     $     .37     $     .40
                                                                  =========     =========     =========     =========     =========
Shares used in computing net Earnings per share:
  Basic                                                              14,827        17,319        17,157        19,346        21,026
  Diluted                                                            15,068        17,721        17,682        19,832        21,808
  Diluted
Balance Sheet Data:
Cash and cash equivalents                                         $  10,711     $   7,912     $  15,733     $   5,901     $  23,303
Working capital                                                      71,163        72,858       112,160        84,554       105,987
Total assets                                                        172,103       191,204       189,026       175,482       207,482
Long-term debt, less current installments                                --            --            --            --            --
Stockholders' equity                                                150,864       166,794       172,118       159,079       190,364


--------------------------------------------------------------------------------

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

Overview

      The consolidated financial statements present the financial condition of the Company as of June 30, 2008 and 2007, and the consolidated results of operations and cash flows of the Company for the years ended June 30, 2008, 2007 and 2006.

      The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations and subscriber equipment for wireless communications as well as, in satellites and in defense electronics systems. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Motorola, Nokia Siemens Networks, Nortel Networks, and Huawei, and to satellite communications and defense electronics companies such as Boeing Satellite, ITT, Lockheed Martin, Northrup Grumman and Raytheon.

      Net sales are derived from sales of the Company's products to other manufacturers or systems integrators. Net sales are recognized when units are shipped.

      Net sales under certain long-term contracts of the Space and Defense (S&D) segment, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the units of delivery method. Estimated manufacturing cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized. To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware).

      On July 31, 2008, the Company cancelled its previous $50.0 million demand note loan agreement with no balance outstanding on the loan; and on the same day, the Company signed a loan agreement with its bank for a $50.0 million declining revolving line of credit to be used to finance acquisitions and working capital needs. On July 31 and August 29, 2008, the Company took advances totaling $50.0 million on this line to finance the acquisitions of M.S. Kennedy Corp. and Unicircuit, Inc. Advances under this line, at the Company's choice, bear interest at LIBOR, plus 100 to 450 basis points or at the Prime Rate, minus
(100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term debt plus interest expense. Availability of credit under the line declines 20% annually on the anniversary date of the note and any outstanding principal balance in excess of the new line limit is due and payable at that time.

      On August 1, 2008, the Company completed the acquisition of M.S. Kennedy, Corp. ("MSK"), located in Syracuse, New York. MSK is a leading provider of high performance analog microelectronics to the Defense and Space markets and is a leading designer and producer of custom analog hybrids, power hybrids, and multi-chip modules. MSK offers


--------------------------------------------------------------------------------
broad electronic component design, packaging, and integration capability with net sales of $22.4 million in calendar 2007. MSK will be integrated into Anaren's existing Space & Defense business group. Anaren acquired MSK for a purchase price of $28.0 million on a cash free, debt free basis, and earnings from MSK are expected to be accretive in fiscal year 2009. The Company financed this transaction through a five year, $50.0 million revolving debt facility. Goodwill and intangible assets related to this acquisition will be approximately $14-16 million.

      On August 30, 2008, the Company completed the acquisition of Unicircuit Inc. located in Littleton, Colorado. Unicircuit is a manufacturer of printed circuit boards (PCB) used in various military and aerospace applications with net sales of $18.7 million in calendar 2007. Unicircuit is a leader in high frequency PCB technology and will enhance Anaren's ability to capture integrated microwave assembly opportunities in the defense, satellite and aerospace markets. Unicircuit will be integrated into Anaren's existing Space & Defense business group. Anaren acquired Unicircuit, Inc. for a purchase price of approximately $21.7 million on a cash free, debt free basis, and earnings from Unicircuit are expected to be accretive in fiscal year 2009. The Company financed this transaction by utilizing its existing five year, $50.0 million revolving debt facility. Goodwill and intangible assets related to this acquisition will be approximately $11-13 million.

Results of Operations

      Net sales from continuing operations for the year ended June 30, 2008 were $131.3 million, up 1.8% from $129.0 million for fiscal 2007. Income from continuing operations for fiscal 2008 was $8.5 million, or 6.4% of net sales, down $6.9 million, or 44.9% from income from continuing operations of $15.3 million in fiscal 2007.


--------------------------------------------------------------------------------

      The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                                                                   Years Ended June 30,
                                                                                     ----------------------------------------------
                                                                                      2008                 2007                2006
                                                                                     -----                -----               -----
Net sales                                                                            100.0%               100.0%              100.0%
                                                                                     =====                =====               =====
Cost of sales                                                                         69.2                 64.4                64.0
                                                                                     -----                -----               -----
Gross Profit                                                                          30.8                 35.6                36.0
                                                                                     -----                -----               -----
Operating expenses:
  Marketing                                                                            5.3                  5.8                 6.7
  Research and development                                                             7.9                  7.1                 8.3
  General and administrative                                                          10.4                  9.5                 9.8
  Restructuring                                                                        0.2                   --                  --
                                                                                     -----                -----               -----
    Total operating expenses                                                          23.8                 22.4                24.8
                                                                                     -----                -----               -----
Operating income                                                                       7.0                 13.2                11.2
                                                                                     -----                -----               -----
Other income (expense):
  Interest expense                                                                    (0.1)                  --                  --
  Other, primarily interest income                                                     1.8                  2.7                 2.3
                                                                                     -----                -----               -----
    Total other income                                                                 1.7                  2.7                 2.3
                                                                                     -----                -----               -----
Income from continuing operations                                                      8.7                 15.9                13.5
  before income taxes
Income taxes                                                                           2.3                  4.0                 3.1
                                                                                     -----                -----               -----
Net income from continuing operations                                                  6.4                 11.9                10.4
Discontinued operations:
  Income from discontinued
    operations of Anaren Europe                                                         --                   --                 0.1
  Income tax benefit                                                                  (0.6)                  --                  --
                                                                                     -----                -----               -----
  Net income from discontinued operations                                              0.6                   --                 0.1
                                                                                     -----                -----               -----
  Net income                                                                           7.0%                11.9%               10.5%
                                                                                     -----                -----               -----

The following table sets forth the Company's net sales by industry segment for the periods indicated:

                                                                         Years Ended June 30,
                                          -------------------------------------------------------------------------------
                                                  2008                          2007                          2006
                                             (In thousands)                (In thousands)                (In thousands)
                                          -------------------           -------------------           -------------------
Wireless                                  $ 78,741       60.0%          $ 77,800       60.3%          $ 66,731       63.3%
Space & Defense                             52,575       40.0%            51,187       39.7%            38,733       36.7%
                                          --------      -----           --------      -----           --------      -----
                                          $131,316      100.0%          $128,987      100.0%          $105,464      100.0%
                                          ========      =====           ========      =====           ========      =====

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

Net Sales. Net sales increased $2.3 million, or 1.8% to $131.3 million for fiscal 2008 compared to $129.0 million for fiscal 2007. This increase resulted from a $1.4 million rise in shipments of Space and Defense products and a $940,000 increase in shipments of Wireless products in fiscal 2008.

      Sales of Wireless products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless base station and consumer equipment were relatively flat in fiscal 2008, rising $940,000 over fiscal 2007. The small increase was led by a $2.1 million rise in standard component sales which offset a $1.3 million decline in consumer product sales year over year. Sales of Wireless custom products were unchanged in fiscal 2008


--------------------------------------------------------------------------------
compared to fiscal 2007 and included sales to Nokia Corp. of $22.4 million, which represented 28% of total Wireless sales and 17% of total Company net sales.

      Sales of Space and Defense products rose $1.4 million, or 2.7% in fiscal 2008 compared to last year. Sales of Space and Defense products in fiscal 2007 benefited from $11.4 million in shipments of Counter-Improvised Explosive Device (Counter-IED) products, which dropped to slightly more than $1.0 million in fiscal 2008. This drop in sales was offset by higher sales in receiver and space products resulting from the higher level of business won by the Company over the past three fiscal years, which has resulted in the record level of backlog for this group of $64.6 million at June 30, 2008.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit represents net sales minus cost of sales. Gross profit for fiscal 2008 was $40.5 million (30.8% of net sales), down $5.4 million from $45.9 million (35.6% of net sales) for the prior year. Gross profit on sales decreased in fiscal 2008 over last year due to the decline in sales of higher margin defense Counter-IED products, and continuing losses at the Company's Salem, New Hampshire facility due to lower than planned sales volume and product yield. Additionally, yield and production efficiency problems in the Space and Dense group and a $450,000 charge for an anticipated cost overrun on an engineering prototype contract in the fourth quarter added further to the decline in gross margin.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $7.0 million (5.3% of net sales) for fiscal 2008, down $398,000 from $7.4 million (5.8% of net sales) for fiscal 2007. Marketing expenses in the current fiscal year were below fiscal 2007 due to lower commission expense on defense products and lower payroll costs from a reduction in sales personnel.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $10.4 million (7.9% of net sales) in fiscal 2008, up 14.0% from $9.1 million (7.1% of net sales) for fiscal 2007. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense group. Research and development expenditures have increased in fiscal 2008 versus last year due to the higher level of opportunities in both the Wireless and Space and Defense marketplaces, which has resulted in the hiring of additional personnel over the last 12 months to perform development activities. The Company does not expect to reduce its current research and development efforts and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 10.5% to $13.6 million (10.4% of net sales) for fiscal 2008 from $12.3 million (9.5% of net sales) for fiscal 2007. The increase resulted primarily from additional professional service costs ($350,000) associated with the restatement of the Company's second and third quarter fiscal 2007 financial statements that were incurred during the first quarter of fiscal 2008, additional costs from new restricted stock grants issued in August 2007 that have a shorter vesting schedule than the traditional stock option grants issued in the comparable prior period, and additional personnel in Finance, Human Resources and Information Technology functions.

Restructuring. Restructuring expense consists of payroll, outplacement, and benefit costs associated with the termination of nine employees at the Company's Salem, New Hampshire facility in the fourth quarter of fiscal 2008.

Operating Income. Operating income fell 45.9% in fiscal 2008 to $9.2 million, (7.0% of net sales) compared to $17.0 million (13.2% of net sales) for fiscal 2007. On an operating segment basis, Wireless operating income was $3.6 million for fiscal 2008, down 55% from the Wireless operating income of $8.0 million in fiscal 2007. The decline in Wireless operating income in fiscal 2008 compared to fiscal 2007 resulted from a number of factors including: price erosion on standard components products sold to large customers, lower margins on custom products due to platform transitions at Nokia, and continuing losses at our Salem, New Hampshire facility due to product yield and inefficiencies. Additionally, 2008 Wireless operating margins were further eroded due to end of program life scrap charges of $250,000, a $350,000 charge for anticipated costs to repair a custom assembly product in the Wireless group


--------------------------------------------------------------------------------
and a $255,000 restructuring charge for severance pay related to a reduction in workforce at the Company's ceramic facility in Salem, New Hampshire.

      Space and Defense operating income was $6.2 million in fiscal 2008 down $3.4 million from $9.6 million for fiscal 2007. Operating margins in this segment declined due to manufacturing inefficiencies encountered on some programs which suffered procurement delays, engineering cost overruns, a change in product mix due to a decline in higher margin Counter-IED products, a higher level of internal research and development spending for the segment year over year and the increase in general and administrative expense in fiscal 2008.

Interest Expense. Interest expense represents interest incurred on deferred obligations. Interest expense for fiscal 2008 was approximately $80,000, compared to $25,000 for fiscal 2007.

Other Income. Other income is primarily interest income received on invested cash balances and rental income. Other income decreased 34.9% to $2.3 million in fiscal 2008 compared to $3.6 million for last year. This decrease was caused by the decline in available investable cash due to the use of $30.2 million to purchase treasury shares over the last twelve months. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Income Taxes. Income taxes on income from continuing operations for fiscal 2008 were $3.0 million (2.3% of net sales), representing an effective tax rate of 26.1%. This compares to income tax expense of $5.2 million (4.0% of net sales) for fiscal 2007, representing an effective tax rate of 25.3%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss. The projected effective tax rate for fiscal 2009 is approximately 30.0% compared to an actual effective tax rate of 26.1% for fiscal 2008.

Discontinued Operations. Income from discontinued operations for fiscal 2008 included a $770,000 tax benefit due to the reduction of an unrecognized tax benefit resulting from the lapse of the applicable statute of limitations related to the prior dissolution of the Company's European subsidiary, Anaren Europe, B.V.

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Net sales. Net sales increased $23.5 million, or 22.3% to $129.0 million for fiscal 2007 compared to $105.5 million for fiscal 2006. This increase resulted from a $12.4 million rise in shipments of Space and Defense products and a $11.1 million increase in shipments of Wireless products in fiscal 2007.

      The increase in sales of Wireless products, was a result of the continued overall strength of the wireless infrastructure market and the Company's capturing a new custom assembly design win increasing the Company's content on one base station platform.

      Wireless product sales rose $11.1 million, or 16.6% in fiscal 2007 compared to fiscal 2006, due to a $7.8 million increase in shipments of custom wireless components in fiscal 2007. The increase in custom product sales was due to the introduction of new products and the continuing high level of demand for existing infrastructure products from Nokia. During fiscal 2007, sales of standard components rose 5.8%, or $2.2 million compared to fiscal 2006 due to the strong infrastructure market demand throughout fiscal 2007. Additionally, Wireless consumer product sales increased $1.1 million, or 25.6% in fiscal year 2007 compared to fiscal 2006, reflecting the improved customer acceptance of our new consumer related products.

      Sales of Space and Defense products rose $12.5 million, or 32.2% in fiscal 2007 compared to fiscal 2006. Space and Defense product sales increased due to the higher level of new business booked by the Company over fiscal 2006 and 2007 and the shipment of new Counter IED related products under a contract received in the first quarter of fiscal 2007. Shipments relating to the Counter IED contract accounted for $11.4 million in Space and Defense sales during fiscal 2007.

Gross Profit. Gross profit represents net sales minus cost of sales. Gross profit for fiscal 2007 was $45.9 million (35.6% of net sales), up $7.9 million from $38.0 million (36.0% of net sales) for the prior year. Gross profit as a percent of sales


--------------------------------------------------------------------------------
declined slightly in fiscal 2007 compared to fiscal 2006 despite the $23.5 million increase in sales, due to a somewhat less favorable Wireless product mix, higher material content and lower than expected production yields in fiscal 2007.

Marketing. Marketing expenses were $7.4 million (5.8% of net sales) for fiscal 2007, up 5.4%, or $380,000 compared to $7.0 million (6.7% of net sales) for fiscal 2006. Marketing expenses in fiscal 2007 rose only slightly compared to fiscal 2006, despite the increase in sales volume, due to declining commission expense resulting from the maturing of a number of large programs to lower rate structures. This decline off-set higher travel and personnel expenses in the 2007 year compared to fiscal 2006.

Research and Development. Research and development expenses were $9.1 million (7.1% of net sales) in fiscal 2007, up 4.4% from $8.7 million (8.3% of net sales) for fiscal 2006. Research and development expenditures are supporting further development of Wireless infrastructure and consumer products, as well as new technology development in the Space and Defense segment. Research and development expenditures have fluctuated with the level of opportunities in the marketplace which have resulted in the hiring of additional personnel during fiscal 2007 to assist in development initiatives.

General and Administrative. General and administrative expenses increased 18.9% to $12.3 million (9.5% of net sales) for fiscal 2007, from $10.3 million (9.8% of net sales) for fiscal 2006. The increase resulted primarily from additional professional service costs incurred due to the restatements of the Company's financial statements that were required to be filed with the Securities and Exchange Commission in January 2007, as well as additional personnel costs due to the expanded level of the Company's business, and additional outside consulting services retained by the Company for specific short term initiatives. Additionally, the Company incurred a lease charge in the fourth quarter of fiscal 2007 amounting to $542,000 related to the future lease cost in excess of expected rental income generated by the Company's Frimley, U.K. facility.

Operating Income. Operating income rose 43.7% in fiscal year 2007 to $17.0 million (13.2% of sales), compared to $11.8 million (11.2% of net sales) for fiscal 2006. Operating income improved significantly in fiscal 2007 compared to fiscal 2006 due to the large increase in sales volume (22.3%) and a relatively smaller (10.4%) increase in operating expenses which more than off-set the small decline in gross margin as a percent of sales. On a reporting segment basis, Wireless operating income was $8.0 million for fiscal 2007, up $600,000, or 8.1% from Wireless operating income of $7.4 million in fiscal 2006. The increase in Wireless operating income was relatively minor compared to the $11.1 million increase in sales in the fiscal 2007 due to inefficiencies in the Salem, New Hampshire facility resulting from a decline in new sales at that facility, as well as less favorable Wireless product mix in fiscal 2007 compared to fiscal 2006.

Space and Defense operating income was $9.6 million (18.7% of Space and Defense net sales), for fiscal 2007, up $5.1 million from $4.5 million for fiscal 2006. Operating margins in this group improved as a result of efficiencies realized from the $12.5 million increase in shipments of Space and Defense segment products in fiscal 2007, which included $11.4 million of Counter-IED products, compared to fiscal 2006.

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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

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

Valuation of Accounts Receivable

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

Valuation of Inventory

      The Company states inventories at the lower of cost or market, using a standard cost methodology to determine the cost basis for the inventory. This method approximates actual cost on a first-in-first-out basis. The recoverability of inventories is based on the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology.

Assessment of Recoverability of Intangible and Long-Lived Assets

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


--------------------------------------------------------------------------------

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

Stock Based Compensation

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

Valuation Allowance - Deferred Taxes

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

Liquidity and Capital Resources

      Net cash provided by operations for the years ended June 30, 2008, 2007 and 2006 was $12.0 million, $21.8 million and $16.6 million, respectively. The positive cash flow from operations was due primarily to profit before depreciation and equity based compensation expense in all three fiscal years. In all three years the positive cash flow from earnings was partially off-set by a combined increase in inventory and accounts receivable amounting to $6.0 million in fiscal 2008, $6.3 million in fiscal 2007 and $4.0 million in fiscal 2006. Additionally, in fiscal 2008, 2007 and 2006, cash flow from operations rose due to $3.7 million, $3.5 million and $3.5 million in equity based compensation expense, respectively, which did not require cash. Additionally, in fiscal 2007 operating cash flow was further enhanced by a $3.4 million increase in accounts payable.

      Net cash provided by investing activities in fiscal 2008 was $20.1 million and consisted of net maturities of marketable debt securities of $32.5 million, net of capital expenditures of $12.4 million.

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

      Net cash used in financing activities in fiscal 2008, 2007 and 2006 was $29.5 million, $23.1 million and $2.6 million, respectively. In fiscal 2008, $784,000 was provided by cash and tax benefits resulting from stock option exercises and $30.2 million was used to purchase 2.0 million shares of the Company's common stock for treasury. In fiscal 2007, $2.6 million was provided by cash and tax benefits resulting from the exercise of stock options and $25.7 million was used to purchase 1.5 million shares, while in fiscal 2006, $7.2 million was provided by the exercise of stock options and $9.8 million was expended to repurchase 697,000 shares.


--------------------------------------------------------------------------------

      The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At June 30, 2008 there were 1,547,341 shares remaining under the current Board repurchase authorization.

      At June 30, 2008, the Company had approximately $44.1 million in cash, cash equivalents, and marketable securities and no debt, and has had positive operating cash flow for over ten years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations and its newly secured line of credit.

      On July 31, 2008, the Company cancelled its previous $50.0 million demand note loan agreement with no balance outstanding on the loan; and on the same day, the Company signed a loan agreement with its bank for a $50.0 million declining revolving line of credit to be used to finance acquisitions and working capital needs. On July 31 and August 29, 2008, the Company took advances totaling $49.8 million on this line to finance the acquisitions of M.S. Kennedy Corp. and Unicircuit, Inc. Advances under this line, at the Company's choice, bear interest at LIBOR, plus 100 to 450 basis points or at the Prime Rate, minus
(100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula (payable on a quarterly basis): EBITDA divided by the Current Portion of Long-term debt plus interest expense. Availability of credit under the line declines 20% annually on the anniversary date of the note and any outstanding principal balance in excess of the new line limit is due and payable at that time.

Disclosures About Contractual Obligations and Commercial Commitments

      Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                                       Less                                                  Over
                                                    Total           Than 1 Yr.        2 - 3 Yrs.       4 - 5  Yrs.          5 Yrs.
                                                  ----------        ----------        ----------       -----------        ----------
Operating leases -- facilities                    $3,949,733        $  720,506        $1,441,012        $1,441,012        $  347,203
Deferred compensation                              1,029,261           313,746           627,492            88,023                --

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

      In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company's 2009 fiscal year). The Company does not believe this statement will have a material impact on its financial statements.

      In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures


--------------------------------------------------------------------------------
goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010). The Company does not believe this Statement will have a material impact on its financial statements.

      In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" (SFAS 160). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interests) and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (fiscal year 2010). The Company is currently assessing the impact of this Statement on its financial statements.

      In April 2008, the FASB issued a FASB Staff Position No. 142-3 "Determination of the Useful Life of Intangible Assets" (FSP). This Position amends the factors that should be considered in the developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised
2007), "Business Combinations," and other U.S. generally accepted accounting principles. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (fiscal year 2010). The Company is currently assessing the impact of this Statement on its financial statements.

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

      As of June 30, 2008, the Company had cash, cash equivalents and marketable securities of $44.1 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from June 30, 2008 rates, or 0.350%, would have reduced net income and cash flow by approximately $108,000, or $0.0074 per diluted share for the year. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

Item 8. Financial Statements and Supplementary Data

      The financial  statements called for by this Item are provided under "Item
15. Exhibits, Financial Statement Schedules and Reports on Form 8-K," which information is incorporated herein by reference. The unaudited supplementary financial information required by this Item is contained in note 22 to the consolidated financial statements of the Company which are included elsewhere in this Annual Report on Form 10-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

      The Company's Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer


--------------------------------------------------------------------------------
and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

      (a) See Item 15 of this Annual Report on Form 10-K for Management's Annual Report on Internal Control over Financial Reporting, which is incorporated herein by reference.

      (b) See Item 15 of this Annual Report on Form 10-K for the attestation report of KPMG LLP, the Company's independent registered public accounting firm, which is incorporated herein by reference.

      (c) In connection with the foregoing evaluation by the Company's Chief Executive Officer and its Chief Financial Officer, no changes were identified in the Company's "internal control over financial reporting" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's fiscal quarter ended June 30, 2008 (the Company's fourth fiscal quarter) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

      Not Applicable.


--------------------------------------------------------------------------------

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

      Certain information required by this Item is contained in the Company's proxy statement filed with respect to the 2008 Annual Meeting of Shareholders and is incorporated by reference herein. Certain information regarding executive officers of the Company required by this Item is included in Item 4A hereof.

      On August 13, 2002, the Board of Directors adopted Anaren's Code of Ethics and Business Conduct, which outlines the ethical principles that provide the foundation for the Company's dealings with customers, suppliers, shareholders, the investment community and employees. The Code is applicable to all employees including officers, and to the Company's directors. The Code, as revised in February 2006, has been distributed to all employees and is available for review on the Company's website, www.anaren.com.

Item 11. Executive Compensation

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2008 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2008 Annual Meeting of Shareholders and is incorporated by reference herein.

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
           Independence

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2008 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

      Information required by this Item is contained in the Company's proxy statement filed with respect to the 2008 Annual Meeting of Shareholders and is incorporated by reference herein.


--------------------------------------------------------------------------------

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

        10.7 Form of Change of Control Agreements dated June 22, 2007 with Joseph Porcello, Mark Burdick, Timothy Ross, Amy Tewksbury and Gert Thygesen (11)

        10.8 Employment Agreement, dated as of February 14, 2004, between the Company and Carl W. Gerst, Jr. (12)

        10.9      Anaren, Inc. Comprehensive Long-Term Incentive Plan (13)

       10.10 Addendum to the Employment Agreement with Carl W. Gerst, Jr. dated as of May 16, 2007, between the Company and Carl W. Gerst, Jr. (14)

       10.11 Addendum II to the Employment Agreement with Carl W. Gerst, Jr. dated as of June 16, 2008, between the Company and Carl W. Gerst, Jr. (15)

       10.12 Revolving Loan Agreement between Anaren, Inc. and KeyBank National Association dated as of July 30, 2008 (16)

       10.13 364 Day LIBOR Grid Note Loan Agreement between Anaren, Inc. and Manufacturers and Traders Trust Company dated as of May 1, 2008.(17)

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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

        (14) Incorporated herein by reference to Exhibit 10.1 to the Company's periodic Report on Form 8-K (Commission File No.0-6620) filed with the Securities and Exchange Commission on July 25, 2007.

        (15) Incorporated herein by reference to Exhibit 10.1 to the Company's periodic Report on Form 8-K (Commission File No.0-6620) filed with the Securities and Exchange Commission on June 20, 2008.

        (16)            Incorporated  herein by  reference  to Exhibit  10.2 and
                        10.3 to the Company's periodic Report on Form 8-K (Commission File No.0-6620) filed with the Securities and Exchange Commission on August 1, 2008.

        (17) Incorporated herein by reference to Exhibit 99.1 to the Company's periodic report on Form 10Q (Commission File No. 0-6620) filed with the Securities and Exchange Commission on May 12, 2008.

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

Date: September 15, 2008

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                                      Title                               Date
          ---------                                      -----                               ----
/s/ Lawrence A. Sala                    President, Chief Executive Officer and        September 15, 2008
------------------------------          Chairman of the Board, Director
Lawrence A. Sala                        (Principal Executive Officer)

/s/ George A. Blanton                   Sr. Vice President, Chief Financial           September 15, 2008
------------------------------          Officer, Treasurer
George A. Blanton

/s/ Carl W. Gerst, Jr.                  Chief Technical Officer, Vice Chairman        September 15, 2008
------------------------------          of the Board and Director
Carl W. Gerst, Jr.

/s/ Dale F. Eck                         Director                                      September 15, 2008
------------------------------
Dale F. Eck

/s/ Matthew S. Robison                  Director                                      September 15, 2008
------------------------------
Matthew S. Robison

/s/ David L. Wilemon                    Director                                      September 15, 2008
------------------------------
David L. Wilemon

/s/ James G. Gould                      Director                                      September 15, 2008
------------------------------
James G. Gould

/s/ Robert U. Roberts                   Director                                      September 15, 2008
------------------------------
Robert U. Roberts

/s/ John L. Smucker                     Director                                      September 15, 2008
------------------------------
John L. Smucker

/s/ Patricia T. Civil                   Director                                      September 15, 2008
------------------------------
Patricia T. Civil


--------------------------------------------------------------------------------

                                  ANAREN, INC.

                        Consolidated Financial Statements

                             June 30, 2008 and 2007

     (With Report of Independent Registered Public Accounting Firm Thereon)


--------------------------------------------------------------------------------

                                  ANAREN, INC.

                                      Index

                                                                           Page
                                                                           ----
Report of Independent Registered Public Accounting Firm                     37
Consolidated Balance Sheets as of June 30, 2008 and 2007                    40
Consolidated Statements of Income for the years ended
  June 30, 2008, 2007 and 2006                                              41
Consolidated Statements of Stockholders' Equity and Comprehensive
  Income for the years ended June 30, 2008, 2007 and 2006                   42
Consolidated Statements of Cash Flows for the years ended
  June 30, 2008, 2007 and 2006                                              43
Notes to Consolidated Financial Statements                               44 - 69


--------------------------------------------------------------------------------

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

      As discussed in note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective July 1, 2007, Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, effective June 30, 2007, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, effective July 1, 2006.

      We also have  audited,  in  accordance  with the  standards  of the Public
Company Accounting Oversight Board (United States), Anaren, Inc.'s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)"), and our report dated September 15, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Syracuse, New York
September 15, 2008


--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Anaren Inc.:

      We have audited Anaren, Inc.'s internal control over financial reporting as of June 30, 2008, based on, criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Anaren, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

      In our opinion, Anaren, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anaren, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008, and our report dated September 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Syracuse, New York
September 15, 2008


--------------------------------------------------------------------------------

     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management of Anaren, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

      The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

      Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's system of internal control over financial reporting was effective as of June 30, 2008.

      The effectiveness of the Company's internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                           Consolidated Balance Sheets
                             June 30, 2008 and 2007

                                                                                                      2008                 2007
                                                                                                 -------------        -------------
                                  ASSETS
Current Assets:
       Cash and cash equivalents                                                                 $  10,710,825        $   7,912,276
       Securities available-for-sale (note 5)                                                               --           14,150,000
       Securities held to maturity (note 5)                                                         21,073,929           20,951,788
       Receivables, less allowances of $419,305 and $255,677
         in 2008 and 2007, respectively                                                             23,101,590           19,768,701
       Inventories (note 6)                                                                         26,981,367           24,331,597
       Other receivables                                                                             1,505,162            1,606,093
       Prepaid expenses                                                                              1,152,148              771,251
       Deferred income taxes (note 17)                                                               1,645,955            1,174,255
       Other current assets                                                                            610,981            1,121,513
                                                                                                 -------------        -------------
         Total current assets                                                                       86,781,957           91,787,474
Securities available-for-sale (note 5)                                                                 314,200                   --
Securities held to maturity (note 5)                                                                11,993,768           31,540,247
Property, plant, and equipment, net (note 7)                                                        42,266,431           37,091,786
Deferred income taxes (note 17)                                                                         31,159               31,447
Goodwill (note 1)                                                                                   30,715,861           30,715,861
Other intangible assets, net of accumulated amortization
  (note 3)                                                                                                  --               37,500
                                                                                                 -------------        -------------
       Total assets                                                                              $ 172,103,376        $ 191,204,315
                                                                                                 =============        =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                                          $   9,160,496        $  11,717,120
       Accrued expenses (note 9)                                                                     2,581,074            3,907,652
       Income taxes payable                                                                                 --              726,240
       Customer advance payments                                                                     1,259,001            1,318,812
       Other current liabilities (note 11)                                                           2,618,422            1,259,616
                                                                                                 -------------        -------------
         Total current liabilities                                                                  15,618,993           18,929,440
      Deferred income taxes (note 17)                                                                  813,720            1,373,353
      Pension and postretirement benefit obligation
        (note 16)                                                                                    3,314,739            2,954,664
      Other Liabilities (note 11)                                                                    1,492,268            1,152,710
                                                                                                 -------------        -------------
      Total liabilities                                                                             21,239,720           24,410,167
                                                                                                 -------------        -------------
Commitments and concentrations (notes 17, 18 and 19)
Stockholders' Equity:

       Common stock, $0.01 par value. Authorized 200,000,000 shares (note 14);
       issued 27,393,094 and 27,128,855 at June 30, 2008 and
       2007, respectively                                                                              273,930              271,288
       Additional paid-in capital                                                                  192,313,860          187,877,944
       Retained earnings                                                                            94,540,282           85,306,813
       Accumulated other comprehensive loss (note 14)                                                 (343,990)            (984,640)
                                                                                                 -------------        -------------
                                                                                                   286,784,082          272,471,405

       Less 12,780,181 and 10,752,506 treasury shares at
         June 30, 2008 and 2007, respectively, at cost                                             135,920,426          105,677,257
                                                                                                 -------------        -------------
       Total stockholders' equity                                                                  150,863,656          166,794,148
                                                                                                 -------------        -------------
      Total liabilities and stockholders' equity                                                 $ 172,103,376        $ 191,204,315
                                                                                                 =============        =============

           See accompanying notes to consolidated financial statements


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                        Consolidated Statements of Income
                    Years ended June 30, 2008, 2007 and 2006

                                                                            2008                    2007                   2006
                                                                        -------------          -------------          -------------
Net Sales                                                               $ 131,316,261          $ 128,987,104          $ 105,464,236
Cost of Sales                                                              90,838,310             83,125,048             67,493,977
                                                                        -------------          -------------          -------------
         Gross profit                                                      40,477,951             45,862,056             37,970,259
                                                                        -------------          -------------          -------------
Operating Expenses:
   Marketing                                                                7,018,237              7,416,140              7,036,240
   Research and development                                                10,410,400              9,134,147              8,747,463
   General and administrative                                              13,592,175             12,297,591             10,345,398
   Restructuring (note 10)                                                    255,000                     --                     --
                                                                        -------------          -------------          -------------
         Total operating expenses                                          31,275,812             28,847,878             26,129,101
                                                                        -------------          -------------          -------------
         Operating income                                                   9,202,139             17,014,178             11,841,158
                                                                        -------------          -------------          -------------
Other income (expense):
   Interest expenses                                                          (79,400)               (24,572)               (25,203)
   Other, primarily interest income                                         2,322,730              3,571,354              2,452,914
                                                                        -------------          -------------          -------------
         Total other income, net                                            2,243,330              3,546,782              2,427,711
                                                                        -------------          -------------          -------------
Income from continuing operations before
income taxes                                                               11,445,469             20,560,960             14,268,869
Income tax expense (note 17)                                                2,982,000              5,211,000              3,252,000
                                                                        -------------          -------------          -------------
         Income from continuing operations                                  8,463,469             15,349,960             11,016,869
Discontinued operations (note 4):
   Income from discontinued operations
     of Anaren Europe                                                              --                     --                 81,713
   Income tax benefit                                                         770,000                     --                     --
                                                                        -------------          -------------          -------------
         Net income from discontinued
           operations                                                         770,000                     --                 81,713
                                                                        -------------          -------------          -------------
         Net income                                                     $   9,233,469          $  15,349,960          $  11,098,582
                                                                        =============          =============          =============
Basic earnings per share equivalent share:
   Income from continuing operations                                    $        0.57          $        0.89          $        0.64
   Income from discontinued operations                                           0.05                     --                   0.01
                                                                        -------------          -------------          -------------
       Net income                                                       $        0.62          $        0.89          $        0.65
                                                                        =============          =============          =============
Diluted earnings per share equivalent share:
   Income from continuing operations                                    $        0.56          $        0.87          $        0.62
   Income from discontinued operations                                           0.05                     --                   0.01
                                                                        -------------          -------------          -------------
       Net income                                                       $        0.61          $        0.87          $        0.63
                                                                        =============          =============          =============
Weighted average common shares
   Outstanding:
       Basic                                                               14,826,795             17,318,508             17,156,720
       Diluted                                                             15,067,711             17,720,723             17,682,231

           See accompanying notes to consolidated financial statements


--------------------------------------------------------------------------------

                                  ANAREN, INC.
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                    Years ended June 30, 2008, 2007 and 2006

                                                                                         Accumulated
                                                                                            Other
                         Comprehensive   Common    Additional                           Comprehensive                     Total
                             Income       Stock     Paid-in     Unearned     Retained      (Loss)        Treasury      Stockholders'
                             (loss)      Amount     Capital   Compensation   Earnings      Income          Stock          Equity
                         -------------  --------  ----------- ------------  ----------- -------------  -------------   ------------
Balance at June 30, 2005                $260,708  $171,333,97  $(248,578)  $59,395,271  $(1,483,003)   $(70,179,810)  $159,078,563
Comprehensive income:
   Net income              $11,098,582        --           --         --    11,098,582           --              --     11,098,582
   Other comprehensive
     loss:
     Foreign currency
     translation
     adjustment                103,009        --           --         --            --           --              --             --
       Minimum pension
       liability
       adjustment, net
       of tax benefit
       of $469,815             938,597        --           --         --            --           --              --             --
                           -----------
         Other
         comprehensive
         loss                1,041,606        --           --         --            --    1,041,606              --      1,041,606
                           -----------
         Total
         comprehensive
         income            $12,140,188
                           ===========
Purchase of treasury
stock (696,585 shares)                        --           --         --            --           --      (9,803,481)    (9,803,481)
Exercise of stock
options under equity
plans (note 12)                            7,867    5,541,353         --            --           --              --      5,549,220
Stock based employer
compensation                                  --    3,474,761         --            --           --              --      3,474,761
Tax benefit from
exercise of stock
options (note 17)                             --    1,679,149         --            --           --              --      1,679,149
Reclassification of
unearned compensation
(note 12)                                     --     (248,578)   248,578            --           --              --             --
                                        -------- ------------  ---------   -----------  -----------   -------------   ------------
Balance at June 30, 2006                 268,575  181,780,660         --    70,493,853     (441,397)    (79,983,291)   172,118,400
Cumulative effect of
the adjustment
resulting from the
adoption of SAB108,
net of tax benefit of
$302,000 (note 2)                             --           --         --      (537,000)          --              --       (537,000)
                                        -------- ------------  ---------   -----------  -----------   -------------   ------------
Balance at June 30, 2006                 268,575  181,780,660         --    69,956,853     (441,397)    (79,983,291)   171,581,400
Comprehensive income:
   Net income              $15,349,960        --           --         --    15,349,960           --              --     15,349,960
   Other comprehensive
   loss:
     Foreign currency
     translation
     adjustment                260,090        --           --         --            --           --              --             --
       Minimum pension
       liability
       adjustment, net
       of tax of
       $281,742                546,913        --           --         --            --           --              --             --
                           -----------
Other comprehensive income     807,003        --           --         --            --      807,003              --        807,003
                           -----------
         Total
         comprehensive
         income            $16,156,963
                           ===========
Purchase of treasury
stock (1,502,863
shares)                                       --           --         --            --           --     (25,693,966)   (25,693,966)
Exercise of stock
options under equity
plans (note 12)                            2,713    2,195,386         --            --           --              --      2,198,099
Adjustment to initially
apply SFAS No. 158,
net of tax benefit of
$695,581 (note 2)                             --           --         --            --   (1,350,246)             --     (1,350,246)
Tax benefit from
exercise of stock
options (note 17)                             --      433,042         --            --           --              --        433,042
Stock based employer
compensation                                  --    3,468,856                       --           --              --      3,468,856
                                        -------- ------------  ---------   -----------  -----------   -------------   ------------
Balance at June 30, 2007                $271,288 $187,877,944  $      --   $85,306,813  $  (984,640)  $(105,677,257)  $166,794,148
                                        -------- ------------  ---------   -----------  -----------   -------------   ------------
Comprehensive income:
   Net income              $ 9,233,469        --           --         --     9,233,469           --              --      9,233,469
   Other comprehensive
   loss:
     Foreign currency
     translation
     adjustment              1,004,957        --           --         --            --           --              --             --
     Minimum pension
       liability
       adjustment, net
       of tax of
       $91,958                (178,507)       --           --         --            --           --              --             --
     Mark to market
       available-for-sale
       investments            (185,800)       --           --         --            --           --              --             --
                           -----------
Other comprehensive
income                         640,650        --           --         --            --      640,650              --        640,650
                           -----------
         Total
         comprehensive
         income            $ 9,874,119
                           ===========
Purchase of treasury
stock (2,027,675 shares)                      --           --         --            --           --     (30,243,169)   (30,243,169)
Exercise of stock
options under equity
plans (note 12)                            2,642      662,957         --            --           --              --        665,599
Tax benefit from
exercise of stock
options (note 17)                             --      118,622         --            --           --              --        118,622
Stock based employer
compensation                                  --    3,654,337                       --           --              --      3,654,337
                                        -------- ------------  ---------   -----------  -----------   -------------   ------------
Balance at June 30, 2008                $273,930 $192,313,860  $      --   $94,540,282  $  (343,990)  $(135,920,426)  $150,863,656
                                        ======== ============  =========   ===========  ===========   =============   ============

          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 2008, 2007 and 2006

                                                                                  2008                 2007               2006
                                                                              -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                             $   9,233,469       $  15,349,960       $  11,098,582
       Net income from discontinued operations                                      770,000                  --              81,713
                                                                              -------------       -------------       -------------
           Net income from continuing operations                                  8,463,469          15,349,960          11,016,869
       Adjustments to reconcile net income from continuing
       operations to net cash provided by operating activities:
       Depreciation                                                               6,764,178           5,205,144           4,875,335
       (Gain) loss on property, plant, and equipment                                151,686             (77,508)             15,875
       Amortization                                                                 604,574             302,871             332,870
       Deferred income taxes                                                       (935,726)           (179,276)           (356,986)
       Stock based compensation                                                   3,675,679           3,468,856           3,474,761
       Provision for doubtful accounts and sales allowance                          163,628               3,977             (40,948)

       Changes in operating assets and liabilities:
           Receivables                                                           (3,340,517)         (3,798,667)         (1,540,917)
           Inventories                                                           (2,671,112)         (2,504,326)         (2,423,923)
           Other receivables                                                        100,931            (270,084)            (31,329)
           Other current assets, including prepaids                                 129,635            (456,580)           (552,671)
           Accounts payable                                                      (1,593,693)          3,374,228             755,007
           Accrued expenses                                                      (1,326,578)            652,836             922,931
           Income taxes payable                                                    (726,240)             22,752            (797,600)
           Customer advance payments                                                (59,811)            835,090             483,722
           Other liabilities                                                      2,465,002             775,520             435,453
           Pension and postretirement benefit
           obligation                                                                89,610            (931,957)            158,718
                                                                              -------------       -------------       -------------
             Net cash provided by operating
             activities from continuing operations                               11,954,715          21,772,836          16,727,167
       Net cash used in operating activities from
       discontinued activities from discontinued
       operations                                                                        --                  --             (97,241)
                                                                              -------------       -------------       -------------
             Net cash provided by operating activities                           11,954,715          21,772,836          16,629,926
                                                                              -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                     (12,383,440)        (13,174,670)         (7,543,718)
       Proceeds from sale of property, plant,
       and equipment                                                                     --             134,508               1,000
       Maturities of held to maturity and
       available-for-sale securities                                             64,831,425         136,150,578         103,595,269
       Purchase of held to maturity and
       available-for-sale securities                                            (32,324,160)       (129,901,455)       (100,378,000)
                                                                              -------------       -------------       -------------
             Net cash provided by (used in) investing
             activities from continuing operations                               20,123,825          (6,791,039)         (4,325,449)
                                                                              -------------       -------------       -------------
       Net cash provided by investing activities from
       discontinued operations                                                           --                  --                  --
                                                                              -------------       -------------       -------------
             Net cash provided by (used in)
             investing activities                                                20,123,825          (6,791,039)         (4,325,449)
                                                                              -------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Stock options exercised                                                      665,599           2,198,099           5,549,220
       Excess tax benefit from exercise of
       stock options                                                                118,622             433,042           1,679,149
       Purchase of treasury stock                                               (30,243,169)        (25,693,966)         (9,803,481)
                                                                              -------------       -------------       -------------
             Net cash used in financing activities
             from continuing operations                                         (29,458,948)        (23,062,825)         (2,575,112)
       Net cash used in financing activities from
       discontinued operations                                                           --                  --                  --
                                                                              -------------       -------------       -------------
             Net cash used in financing activities                              (29,458,948)        (23,062,825)         (2,575,112)
                                                                              -------------       -------------       -------------
Effect of exchange rates on cash                                                    178,957             260,090             103,008
                                                                              -------------       -------------       -------------
             Net increase (decrease) in cash and
             cash equivalents                                                     2,798,549          (7,820,938)          9,832,373
Cash and cash equivalents, beginning of year                                      7,912,276          15,733,214           5,900,841
                                                                              -------------       -------------       -------------
Cash and cash equivalents, end of year                                        $  10,710,825       $   7,912,276       $  15,733,214
                                                                              =============       =============       =============

           See accompanying notes to consolidated financial statements


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies:

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

   (c) Revenue Recognition

      Net sales are derived from sales of the Company's products to other manufacturers or systems integrators. Net sales are recognized when units are shipped.

      Net sales under certain long-term contracts of the Space and Defense (S&D) segment, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the units of delivery method. Estimated manufacturing cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized.

      To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware).

      An award or incentive fee is usually variable based upon specific performance criteria stated in the contract. Award or incentive fees are recognized at 100% only upon achieving the contractual criteria and after the customer has approved or granted the award or incentive.

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


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

      The Company invests its excess cash principally in municipal bonds, commercial paper, corporate bonds and notes, and U.S. government agency securities. The Company also has an investment in an auction rate security. The auction rate security has a long-term underlying maturity, and the interest rate resets every 365 days.

      A decline in the fair value of any available-for-sale or held to maturity security, that is deemed other than temporary, is charged to earnings resulting in the establishment of a new cost basis for the security, and dividend and
interest  income  are  recognized   when  earned.   The  Company  records  their
available-for-sale securities to market value through accumulated other comprehensive income. The reduction in market value of the available-for-sale securities at June 30, 2008 and 2007 is $185,800 and $0, respectively.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

   (f) Trade Accounts Receivable

      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly by reviewing balances over 90 days for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The allowance for sales returns is the Company's best estimate of probable customer credits for returns of previously shipped products, and is based on historical rates of returns by customers.

   (g) Inventories

      Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

   (h) Warranty

      The Company generally provides its customers with a one year warranty from the date the goods are sold. Quarterly, the Company analyzes its warranty liability for reasonableness. Based upon a three year history of warranty costs incurred, the nature of the products shipped subject to warranty, and anticipated warranty trends, the Company believes its warranty liability at June 30, 2008 is reasonable.

   (i) Property, Plant, and Equipment

      Property, plant, and equipment are stated at cost. Depreciation of land improvements and buildings is calculated by the straight-line method over an estimated service life of 25-30 years. Machinery and equipment, and furniture and fixtures are depreciated by the straight-line method based on estimated useful lives of 5 to 10 years.

   (j) Goodwill

      Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired.

      Goodwill is tested annually for impairment at the reporting unit level in the fourth quarter, using March 31, 2008 as the test date, of the Company's fiscal year, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. During 2008, we were not required to record any impairment on goodwill.

   (k) Long-Lived Assets

      The Company accounts for long-lived assets, excluding goodwill, in accordance with the provisions of Statement 144, Impairment or Disposal of Long-Lived Assets. Statement 144 sets forth criteria to determine when a long-lived asset is held for sale and held for use. Such criteria specify that the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets. In addition, the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, generally within one year. Statement 144 requires recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. An impairment loss is measured as the difference between the carrying amount and fair value of the asset. The Company evaluates its long-lived assets if impairment indicators arise. During 2008, we were not required to record any impairment on fixed assets or asset groups.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

   (l) Foreign Currency Translation

      The financial statements of the China subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The resulting cumulative translation adjustment of approximately $1.4 million and $0.4 million at June 30, 2008 and 2007, respectively, is reflected as accumulated other comprehensive income, a component of stockholders' equity.

   (m) Earnings Per Share

      Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans described in notes 12 and 13. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 1,681,807, 1,052,964, and 500,100 at June 30, 2008, 2007, and 2006, respectively. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

      The following table sets forth the computation of basic and diluted shares for use in the calculation of earnings per share as of June 30:

                                                                                               For the Years Ended
                                                                             -------------------------------------------------------
                                                                                2008                  2007                  2006
                                                                             -----------           -----------           -----------
Numerator:
Earnings available to common stockholders                                    $ 9,233,469           $15,349,960           $11,098,582
                                                                             ===========           ===========           ===========
Denominator:
Denominator for basic earnings per share
outstanding                                                                   14,826,795            17,318,508            17,156,720
                                                                             ===========           ===========           ===========
Denominator for diluted earnings per share:
   Weighted average shares outstanding                                        14,826,795            17,318,508            17,156,720
Common stock options and restricted stock                                        240,916               402,215               525,511
                                                                             -----------           -----------           -----------
Weighted average shares                                                       15,067,711            17,720,723            17,682,231
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


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

   (p) Cash Flow Supplemental Disclosure

                                                                                                 For the Years Ended
                                                                                  --------------------------------------------------
                                                                                     2008                2007                2006
                                                                                  ----------          ----------          ----------
Cash paid during the year for:
   Interest                                                                       $   24,572          $   24,572          $   25,203
   Taxes paid (net of refunds)                                                     3,318,718           4,938,011           2,718,391
Fixed asset purchases included in accounts payable                                   581,168           1,544,099                  --

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

      In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007 (the Company's 2009 fiscal year). The Company does not believe this statement will have a material impact on its financial statements.

      In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 (fiscal year 2010). The Company does not believe this Statement will have a material impact on its financial statements.

      In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" (SFAS 160). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary (minority interests) and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (fiscal year 2010). The Company is currently


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

assessing the impact of this Statement on its financial statements.

      In April 2008, the FASB issued a FASB Staff Position No. 142-3 "Determination of the Useful Life of Intangible Assets" (FSP). This Position amends the factors that should be considered in the developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised
2007), "Business Combinations," and other U.S. generally accepted accounting principles. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 (fiscal year 2010). The Company is currently assessing the impact of this Statement on its financial statements.

(2) Adoption of Recent Accounting Pronouncements

      Effective July 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition (note 17).

      In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment to FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"), which requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company's fiscal year end. This Statement is effective for fiscal years ending after December 15, 2006 (the Company's 2007 fiscal year). Upon adoption, the Company has recognized a $1,350,246 reduction in accumulated other comprehensive income on the balance sheet, net of tax benefit of $695,581.

                                                                            Before                                        After
                                                                        Application of                               Application of
                                                                         SFAS No. 158           Adjustments           SFAS No. 158
                                                                         -------------         -------------         --------------
Pension and postretirement benefit obligation                            $     908,837         $   2,045,827          $   2,954,664
Deferred income taxes                                                        2,068,934              (695,581)             1,373,353
Total liabilities                                                           23,059,921             1,350,246             24,410,167
Accumulated other comprehensive income (loss)                                  365,606            (1,350,246)              (984,640)
Total stockholders' equity                                                 168,144,394            (1,350,246)           166,794,148

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


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

was recorded to the beginning retained earnings as of July 1, 2006. The impact of the two items noted above on the July 1, 2006 balances are presented below:

Accounts receivable                                                   $(388,000)

Other liabilities                                                      (451,000)
                                                                      ---------
      Total                                                            (839,000)

Less deferred tax benefit                                               302,000
                                                                      ---------

Adjustment to retained earnings                                       $(537,000)
                                                                      =========

(3) Other Intangible Assets

      Other intangible assets as of June 30, are as follows:

                                                                       2008                                       2007
                                                          --------------------------------          --------------------------------
                                                            Gross                                     Gross
                                                           carrying            Accumulated           carrying           Accumulated
                                                            amount            amortization            amount            amortization
                                                          ----------          ------------          ----------          ------------
Patent                                                    $  574,966           $  574,966           $  574,966           $  574,966
Customer relationships                                     1,350,000            1,350,000            1,350,000            1,312,500
Noncompetition agreements                                    180,000              180,000              180,000              180,000
                                                          ----------           ----------           ----------           ----------
      Total                                               $2,104,966           $2,104,966           $2,104,966           $2,067,466
                                                          ==========           ==========           ==========           ==========

      Intangible asset amortization expense for the years ended June 30, 2008, 2007, and 2006 aggregated $37,500, $302,871, and $332,870, respectively. The intangible assets have been fully amortized during the first quarter ended September 30, 2007, and no future amortization expense related to these intangible assets will occur in subsequent years.

(4) Discontinued Operations

      On July 10, 2003, the Company announced its decision to dispose of its Anaren Europe operation. After completing production of the remaining customer orders under contract during the first quarter of fiscal 2004, production at Anaren Europe ceased and the production equipment was liquidated via auction. The subsidiary was dissolved during the third quarter of fiscal year 2006, after resolution of administrative proceedings. During fiscal year 2008, income from discontinued operations of $770,000 was recognized due to the reduction of an unrecognized tax benefit resulting from the lapse of the applicable statute of limitations, as discussed in note 17. The results of operations for Anaren Europe for the prior years have been classified as discontinued operations in the statement of operations. Components of net income from discontinued operations of Anaren Europe for the years ended June 30 are as follows:

                                                                             2008                2007                2006
                                                                           --------            --------            --------
Income (expense)                                                           $770,000            $     --            $ 81,713
                                                                           --------            --------            --------
Net income from discontinued operations                                    $770,000            $     --            $ 81,713
                                                                           ========            ========            ========


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

(5)  Securities

The amortized cost and fair value of securities are as follows:

                                                                                      June 30, 2008
                                                       -----------------------------------------------------------------------------
                                                                                Gross                 Gross
                                                        Amortized            unrealized            unrealized
                                                          cost                  gains                 losses              Fair value
                                                       -----------           -----------           -----------           -----------
Securities available-for-sale:
   Auction rate securities                             $   500,000           $        --           $  (185,800)          $   314,200
                                                       -----------           -----------           -----------           -----------
      Total securities available-for-sale              $   500,000           $        --           $  (185,800)          $   314,200
                                                       ===========           ===========           ===========           ===========
Securities held to maturity:
    Municipal bonds                                    $32,566,511           $   246,941           $        --           $32,813,452
    Commercial paper                                            --                    --                    --                    --
    Corporate bonds                                        201,320                 1,024                    --               202,344
    Federal agency bonds                                   299,866                   323                    --               300,189
                                                       -----------           -----------           -----------           -----------
      Total securities held to maturity                $33,067,697           $   248,288           $        --           $33,315,985
                                                       ===========           ===========           ===========           ===========

                                                                                      June 30, 2007
                                                       -----------------------------------------------------------------------------
                                                                                Gross                 Gross
                                                        Amortized            unrealized            unrealized
                                                          cost                  gains                 losses              Fair value
                                                       -----------           -----------           -----------           -----------
Securities available-for-sale:
   Auction rate securities                             $14,150,000           $        --           $        --           $14,150,000
                                                       -----------           -----------           -----------           -----------
      Total securities available-for-sale              $14,150,000           $        --           $        --           $14,150,000
                                                       ===========           ===========           ===========           ===========
Securities held to maturity:
    Municipal bonds                                    $47,059,882           $        --           $  (143,577)          $46,916,305
    Commercial paper                                     2,595,026                    --                    --             2,595,026
    Corporate bonds                                      2,238,166                    --                  (264)            2,237,902
    Federal agency bonds                                   598,961                    --                  (411)              598,550
                                                       -----------           -----------           -----------           -----------
      Total securities held to maturity                $52,492,035           $        --           $  (144,252)          $52,347,783
                                                       ===========           ===========           ===========           ===========

      Contractual maturities of marketable debt securities held to maturity at June 30 are summarized as follows:

                                                                      2008                                        2007
                                                       ---------------------------------           ---------------------------------
                                                                                Fair                                         Fair
                                                                                market                                      market
                                                          Cost                  value                 Cost                  value
                                                       -----------           -----------           -----------           -----------
Within one year                                        $21,073,929           $21,147,444           $20,951,788           $20,943,580
One year to five years                                  11,993,768            12,168,541            31,540,247            31,404,203
                                                       -----------           -----------           -----------           -----------
    Total                                              $33,067,697           $33,315,985           $52,492,035           $52,347,783
                                                       ===========           ===========           ===========           ===========


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

      Contractual maturities of auction rate securities available for sale at June 30 are summarized as follows:

                                                                      2008                                        2007
                                                       ---------------------------------           ---------------------------------
                                                                                Fair                                         Fair
                                                                                market                                      market
                                                          Cost                  value                 Cost                  value
                                                       -----------           -----------           -----------           -----------
Within one year                                        $        --           $        --           $14,150,000           $14,150,000
One year to five years                                     500,000               314,200                    --                    --
                                                       -----------           -----------           -----------           -----------
    Total                                              $   500,000           $   314,200           $14,150,000           $14,150,000
                                                       ===========           ===========           ===========           ===========

      The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities and the interest rates reset every 365 days.

(6) Inventories

      Inventories at June 30 are summarized as follows:

                                                  2008                  2007
                                               -----------           -----------
Component parts                                $14,277,256           $11,841,427
Work in process                                  9,077,429             7,392,973
Finished goods                                   3,626,682             5,097,197
                                               -----------           -----------
                                               $26,981,367           $24,331,597
                                               ===========           ===========

(7) Property, Plant, and Equipment

      Components of property, plant, and equipment at June 30 consist of the following:

                                                                                                  2008                       2007
                                                                                               -----------               -----------
Land and land improvements                                                                     $ 4,157,617               $ 4,157,617
Construction in process                                                                          3,022,085                 5,774,893
Buildings, furniture, and fixtures                                                              25,241,565                17,956,858
Machinery and equipment                                                                         48,383,137                64,683,378
                                                                                               -----------               -----------
                                                                                                80,804,404                92,572,746
Less accumulated depreciation and amortization                                                  38,537,973                55,480,960
                                                                                               -----------               -----------
                                                                                               $42,266,431               $37,091,786
                                                                                               ===========               ===========

(8) Debt

The Company entered into an unsecured demand note loan agreement on May 1, 2008 with Manufacturers and Traders Trust Company ("M&T"). The loan agreement has no term and the maximum loan amount that may be outstanding under the agreement is $50.0 million. The facility has no fees and any borrowings will bear interest at the London Interbank Offered Rate (LIBOR) plus seventy-five basis points. Interest on any outstanding balance is payable monthly and any outstanding principle amount is payable upon demand of the lender. This agreement may be cancelled at anytime for any reason by the bank and any outstanding balance would be due and payable at that time. The Company's United States subsidiaries have guaranteed this demand note loan. This demand note loan agreement was terminated on July 31, 2008 (note 23).


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

(9) Accrued Expenses

      Accrued expenses at June 30 consist of the following:

                                                    2008                  2007
                                                 ----------           ----------
Compensation                                     $1,400,574           $2,945,888
Commissions                                         805,496              654,596
Health insurance                                    241,694              280,819
Other                                               133,310               26,349
                                                 ----------           ----------
                                                 $2,581,074           $3,907,652
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

(10) Restructuring

      On July 8, 2008, the Company reduced its headcount at the New Hampshire facility. The headcount reduction was communicated or implied prior to June 30, 2008 that resulted in establishing an accrual amounting to $255,000 related to severance.

                                                                  Year ending June 30, 2008
                                           --------------------------------------------------------------------
                                             Balance                                                   Balance
                                             June 30,             Costs              Cash              June 30,
                                              2007              incurred         expenditures            2008
                                           -----------          --------          -----------          --------
Severance accrual                          $        --          $255,000          $        --          $255,000
                                           ===========          ========          ===========          ========

(11) Other Liabilities

      Other liabilities as of June 30 consist of the following:

                                                       2008              2007
                                                    ----------        ----------
Deferred compensation                               $  966,817        $  937,811
Supplemental Retirement Plan                           537,859           460,459
Accrued lease                                          890,980           542,056
Warranty Accrual                                       854,536           472,000
Income tax liability                                   510,000                --
Loss on contracts                                      350,498                --
                                                    ----------        ----------
                                                     4,110,690         2,412,326
Less current portion                                 2,618,422         1,259,616
                                                    ----------        ----------
                                                    $1,492,268        $1,152,710
                                                    ==========        ==========

      The Company is currently paying to a former employee's beneficiary $65,000 annually through 2015, or until the death of the employee's beneficiary.

      In fiscal year 2004, the Company began accruing for a deferred compensation agreement that the Company entered into with an employee in March 2004, and extended the agreement in May 2007. During fiscal year 2008, the Company entered into a final agreement with this employee. Under the terms of this contract, the Company has agreed to pay the present valued amount of approximately $0.7 million to this employee beginning in January 2009.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

      In fiscal year 2007, the Company accrued for a potential sublease obligation due to the loss of a tenant in the leased European facility in the second quarter of fiscal year 2008. The amount accrued for as of June 30, 2008 and 2007 is approximately $0.9 million and $0.5 million, respectively, and represents the full amount of the estimated liability, net of sublease income.

(12) Stock-Based Compensation

      The Company applies the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123R). This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant-date fair value of the awards. The cost is recognized as compensation expense on a straight-line basis over the requisite service period of the awards.

      Total stock-based compensation expense recognized for the years ended June 30, 2008, 2007, and 2006 was $3,675,679, $3,415,905, and $3,383,811,
respectively. These amounts include $1,349,378, $420,492, and $116,534, respectively related to the Company's restricted stock program (note 13) and $2,326,301, $2,995,413, and $3,267,277 related to the Company's stock option program for the year ended June 30, 2008, 2007, and 2006 respectively.

      Stock-based compensation expense included in operating expenses is as follows for the year ended:

                                                                                                  June 30, 2008
                                                                               -----------------------------------------------------
                                                                                 Stock              Restricted              Total
                                                                                option                stock              stock-based
                                                                                program              program            compensation
                                                                               ----------           ----------          ------------
Cost of good sold                                                              $  526,935           $  297,988           $  824,923
Marketing                                                                         179,480               48,486              227,966
Research and development                                                          376,759              213,061              589,820
General and administrative                                                      1,229,495              782,133            2,011,628
                                                                               ----------           ----------           ----------
      Total cost of stock-based compensation                                    2,312,669            1,341,668            3,654,337
Amounts expensed out of inventory for the year                                     13,632                7,710               21,342
                                                                               ----------           ----------           ----------
Net stock-based compensation expense                                           $2,326,301           $1,349,378           $3,675,679
                                                                               ==========           ==========           ==========
Amount of related income tax benefit
  recognized in income                                                         $  453,000           $  486,000           $  939,000
                                                                               ==========           ==========           ==========

                                                                                                  June 30, 2007
                                                                               -----------------------------------------------------
                                                                                 Stock              Restricted              Total
                                                                                option                stock              stock-based
                                                                                program              program            compensation
                                                                               ----------           ----------          ------------
Cost of good sold                                                              $  681,378           $  248,512           $  929,890
Marketing                                                                         233,952                   --              233,952
Research and development                                                          464,323                   --              464,323
General and administrative                                                      1,668,711              171,980            1,840,691
                                                                               ----------           ----------           ----------
      Total cost of stock-based compensation                                    3,048,364              420,492            3,468,856
Amounts capitalized in inventory for the year                                     (52,951)                  --              (52,951)
                                                                               ----------           ----------           ----------
Net stock-based compensation expense                                           $2,995,413           $  420,492           $3,415,905
                                                                               ==========           ==========           ==========
Amount of related income tax benefit
  recognized in income                                                         $  483,000           $  151,000           $  634,000
                                                                               ==========           ==========           ==========


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

                                                                                                  June 30, 2006
                                                                               -----------------------------------------------------
                                                                                 Stock              Restricted              Total
                                                                                option                stock              stock-based
                                                                                program              program            compensation
                                                                               ----------           ----------          ------------
Cost of good sold                                                              $  966,207           $  106,534           $1,072,741
Marketing                                                                         274,631                   --              274,631
Research and development                                                          346,167                   --              346,167
General and administrative                                                      1,771,222               10,000            1,781,222
                                                                               ----------           ----------           ----------
      Total cost of stock-based compensation                                    3,358,227              116,534            3,474,761
Amounts capitalized in inventory for the year                                     (90,950)                  --              (90,950)
                                                                               ----------           ----------           ----------
Net stock-based compensation expense                                           $3,267,277           $  116,534           $3,383,811
                                                                               ==========           ==========           ==========
Amount of related income tax benefit
  recognized in income                                                         $  251,000           $   45,000           $  296,000
                                                                               ==========           ==========           ==========

                     Nonvested Shares Issued Under the Plan

                                                  Number        Weighted-Average
                                                    of             Grant-Date
                                                  Shares           Fair Value
                                                 --------           --------
Nonvested at June 30, 2007                        896,386           $   6.29
Granted                                                --                 --
Forfeited                                         (25,080)             14.16
Vested                                           (544,456)             15.94
                                                 --------           --------
Nonvested at June 30, 2008                        326,850           $  14.92
                                                 ========           ========

      As of June 30, 2008 and 2007,  there were  2,248,863 and  2,348,063  stock options outstanding, respectively. At June 30, 2008, the aggregate value of unvested options, as determined on respective grant dates using a Black-Scholes option valuation model, was $2,985,184 (net of estimated forfeitures), all of which is expected to be recognized as compensation expense in fiscal years 2009 through 2012. The aggregate intrinsic value of both vested and unvested options at June 30, 2008 was $(13,782,569) (net of forfeitures). As of June 30, 2008, 1,922,014 stock options were exercisable, which represents an aggregate intrinsic value of $(5,454,831).

      During the year ended June 30, 2008, 2007, and 2006 the Company granted 0, 186,850, and 387,500 nonstatutory stock options with a fair value of $0, $2,529,901, and 3,446,140 (net of estimated forfeitures), and 25,080 and 19,850 options were forfeited and/or expired, respectively. During the year ended June 30, 2008, 2007, and 2006 there were 73,320, 210,637, and 664,103 stock options exercised, which represents an aggregate intrinsic value of $425,093, $1,871,608, and 6,938,901 respectively. New option grants made after July 1, 2006, as well as option grants issued prior to that date, have been valued using a Black-Scholes option valuation model. For the grant issued during fiscal year 2007, the Company used the Simplified Method to estimate the expected term of the expected life of stock option grants as defined by SEC Accounting Staff Bulletin No. 107 for each award granted; expected volatility was based on historical volatility levels of the Company's common stock; the risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero coupon issues with the remaining term equal to the expected life.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

      The unearned compensation balance of $248,578 as of June 30, 2005, which was accounted for under APB 25, was reclassified into additional paid-in capital.

Stock Option Plans

      In November 2004, the shareholders approved the amendment and restatement of the Company's three existing stock option plans, which combined these plans under one single consolidated equity compensation plan, the Anaren, Inc. Comprehensive Long-Term Incentive Plan. The effect of the amendment and restatement was to combine the separate share pools available for grant under the three existing plans into a single grant pool, expand the type of equity-based awards the Company may grant, and extend the term of the combined plan to October 31, 2014. Under the restated plan, the Company may issue incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, performance shares, and performance units that can vest immediately or up to five years. Under this plan, the Company reserved 1,326,488 new common shares available for grant. On June 30, 2008, the Company had 772,638 shares available for grant under the restated plan.

      Information with respect to this plan is as follows:

                                                                                                       Weighted
                                                                  Total              Option            average
                                                                 shares              price         exercising price
                                                                ---------       ---------------    ----------------
Outstanding at June 30, 2006                                    2,445,907       $ 2.27 to 54.00         $15.91
   Issued                                                         186,850        19.56 to 20.00          19.56
   Exercised                                                     (210,637)        2.28 to 19.21          10.86
   Expired                                                        (54,207)        2.28 to 19.21          13.71
   Canceled                                                       (19,850)        9.51 to 20.00          16.56
                                                                ---------
Outstanding at June 30, 2007                                    2,348,063       $ 5.73 to 56.13         $16.65
   Issued                                                              --                    --             --
   Exercised                                                      (73,320)        5.73 to 15.00           9.67
   Expired                                                         (3,300)        9.51 to 19.56           5.77
   Canceled                                                       (22,580)        9.51 to 19.56          15.09
                                                                ---------
Outstanding at June 30, 2008                                    2,248,863       $ 5.73 to 19.56         $16.91
                                                                =========

Shares exercisable at June 30, 2008                             1,922,014       $ 5.73 to 56.13         $16.95
                                                                =========

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2008:

                  Options outstanding                        Options exercisable
-------------------------------------------------------     --------------------
                                 Weighted      Weighted                 Weighted
     Range of                     average       Average                  average
     exercise                    remaining     Exercise                 exercise
      prices         Shares    life in years     price      Shares       price
----------------   ---------   -------------   --------    ---------    --------

$  5.73 - $15.00   1,749,899       4.34         $ 12.59    1,517,279    $ 13.49
   15.01 - 40.00     339,364       5.31           19.86      245,135      23.30
   40.01 - 65.00     159,600       2.34           53.04      159,600      54.39
                   ---------                               ---------
                   2,248,863                               1,922,014
                   =========                               =========


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

      During the years ended June 30, 2007 and 2006, the per-share weighted average fair value of the nonstatutory stock options granted were $13.89 and $8.88. There were no grants made during 2008 under this plan. The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the respective period ending June 30:

                                                   2007               2006
                                              ---------------    ---------------
Expected option life                          6.0 - 6.5 years    6.0 - 6.5 years
Weighted average risk-free interest rate         4.56% -4.87%       3.92% -5.02%
Weighted average expected volatility          60.00% - 75.00%    54.12% - 62.00%
Rate of dividends                                        0.0%               0.0%

(13) Restricted Stock Program

      The following table summarizes the restricted stock issuances that have not yet vested:

                                               Per share value          Term
Fiscal Year           Shares outstanding        at grant date        (in months)
2006                        109,749                $ 21.15               60
2007                         59,214            $ 16.80 - 19.56           36
2008                        205,307            $ 12.06 - 16.49         12 - 48

* On May 17, 2006, the Company issued restricted stock grants, totaling 109,749 shares that are outstanding to participants as of June 30, 2008. The per-share value of each grant was $21.15. These shares are subject to a forfeiture period which expires as of the later of May 17, 2009 and the last day of the Company's single fiscal year during which the Company has both net sales from operations of at least $250 million and operating income of at least 12 percent of net sales. These grant agreements expire if both financial performance conditions above are not met by June 30, 2011. Presently, the Company has recognized no compensation expense for this grant and the shares have not been included in the current diluted earnings per share calculation as the Company believes that it is probable that these goals will not be met within the time period specified. In the future, if it becomes probable that the sales and earnings goals will be achieved, the compensation cost associated with the grant will be immediately recognized for the period through the date it becomes probable, and ratably over the remaining vesting period for the remainder of the grant value.

      The Company recognized compensation expense associated with the lapse of restrictions aggregating $1,349,378, $420,492, and $116,534, in 2008, 2007, and
2006, respectively. During fiscal year 2008 there were 19,879 and 23,500 shares that were forfeited and vested, respectively. There were no forfeitures or shares vested during 2007 and 2006.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

(14) Accumulated Other Comprehensive Income (Loss)

      The   cumulative   balance  of  each   component  of   accumulated   other
comprehensive income (loss) is as follows:

                                                          Foreign              Minimum              Mark to             Accumulated
                                                         currency              pension               Market                other
                                                        translation           liability         Available for Sale     comprehensive
                                                        adjustment            adjustment           Securities          income (loss)
                                                        ----------           -----------        ------------------     -------------
Balances at June 30, 2007                               $  365,606           $(1,350,246)           $      --            $(984,640)
Current period change                                    1,004,957              (178,507)            (185,800)             640,650
                                                        ----------           -----------            ---------            ---------
Balances at June 30, 2008                               $1,370,563           $(1,528,753)           $(185,800)           $(343,990)
                                                        ==========           ===========            =========            ==========


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


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

(16) Employee Benefit Plans

Defined Benefit Plan

      The Company has a noncontributory defined benefit pension plan covering eligible employees. Effective August 15, 2000 the plan was closed for new participants. Benefits under this plan generally are based on the employee's years of service and compensation. The following table presents the changes in the defined benefit pension plan and the fair value of the Plan's assets for the years ended June 30:

                                                                                                 2008                     2007
                                                                                             ------------             ------------
Change in benefit obligation:
  Benefit obligation at beginning of year                                                    $ 11,161,169             $ 10,718,898
  Service cost                                                                                    272,319                  286,353
  Interest cost                                                                                   704,537                  658,800
  Actuarial (gain) loss                                                                          (571,874)                (113,593)
  Benefits paid                                                                                  (391,440)                (389,289)
                                                                                             ------------             ------------
  Benefit obligation at end of year                                                          $ 11,174,711             $ 11,161,169
                                                                                             ============             ============
Change in plan assets:
  Fair value of plan assets at beginning of year                                             $ 11,005,849             $  8,841,389
  Actual return on plan assets                                                                   (541,592)               1,186,022
  Employer contributions                                                                          150,000                1,367,727
  Benefits paid                                                                                  (391,440)                (389,289)
                                                                                             ------------             ------------
  Fair value of plan assets at end of year                                                   $ 10,222,817             $ 11,005,849
                                                                                             ============             ============
  Plan Benefit Obligation in Excess of Plan Assets                                           $   (951,894)            $   (155,320)
                                                                                             ============             ============
Amounts Recognized in Accumulated Other Comprehensive Income
  Net actuarial loss                                                                            1,455,041                  890,144
Weighted average assumptions:
  Discount rate at year-end                                                                          6.85%                    6.35%
  Rate of increase in compensation levels at year end                                                4.00%                    4.00%
  Expected return on plan assets during the year                                                     8.50%                    8.50%
  Measurement date                                                                                June 30                  June 30


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

Components of net periodic pension cost for the years ended June 30 are as follows:

                                                                                    2008               2007                 2006
                                                                                 ---------           ---------           ---------
Service cost                                                                     $ 272,319           $ 286,353           $ 342,349
Interest cost                                                                      704,537             658,800             607,181
Expected return on plan assets                                                    (917,653)           (740,273)           (693,461)
Amortization of unrecognized prior service cost                                         --              (1,298)             (3,232)
Amortization of unrecognized (gain) loss                                            31,467              73,544             189,743
                                                                                 ---------           ---------           ---------
Net periodic pension cost                                                        $  90,670           $ 277,126           $ 442,580
                                                                                 =========           =========           =========
Weighted average assumptions:
   Discount rate                                                                      6.35%               6.25%               5.25%
   Expected increase in compensation levels at year end                               4.00%               4.00%               4.00%
   Expected return on plan assets during the year                                     8.50%               8.50%               8.50%

The estimated amount of net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2009 is $85,199.

Plan Assets

                                                                        2008                              2007
                                                              -------------------------        ---------------------------
                                                                Actual       Percentage          Actual         Percentage
                                                              allocation     allocation        allocation       allocation
                                                              ----------     ----------        ----------       ----------
Money market                                                 $   960,620         9.40%        $   201,064           1.83%
Common equities                                                  397,891         3.89             551,728           5.01
Corporate debt securities                                      1,549,576        15.16           1,440,389          13.09
Government debt securities                                     3,019,534        29.54           2,846,157          25.86
Global equity mutual fund                                        862,289         8.43           1,231,743          11.19
Closed end equity mutual funds                                 3,432,907        33.58           4,734,768          43.02
                                                             -----------       ------         -----------         ------
                                                             $10,222,817       100.00%        $11,005,849         100.00%
                                                             ===========       ======         ===========         ======

Plan's Investment Policy: Investments shall be made pursuant to the following objectives: 1) preserve purchasing power of plan's assets base adjusted for inflation; 2) provide long term growth; 3) avoid significant volatility. Asset allocation shall be determined based on a long term target allocation having 30% of assets invested in Large-Cap domestic equities, 11% in mid-cap domestic equities, 11% in small-cap domestic equities, 8% international equities, and 40% in the broad bond market, with little or none invested in cash. Both investment allocation and performance shall be reviewed periodically.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

Determination of Assumed Rate of Return

      The Corporation has selected the assumed rate of return based on the following:

                                                         Expected
                                                         compound      Expected
                                         Target         annualized     weighted
                                       percentage         5-year        average
                                       allocation    (index) return     return
                                       ----------    --------------     ------
Large-cap stocks                         30.00%           11.10%         3.33%
Mid-cap stocks                           11.00            12.60          1.39
Small-cap stocks                         11.00            12.60          1.39
International common stocks               8.00            10.90          0.87
Broad bond market                        40.00             4.80          1.92
                                        ------                           ----
   Total                                100.00%                          8.90%
                                        ======                           ====

      The Company estimated investment expenses of approximately 0.5% of the portfolio annually.

Expected Contributions

      The Company had no minimum requirements to fund the pension plan for the fiscal year ended June 30, 2008, however, discretionary contributions amounting to $150,000 were made. Expected contributions for fiscal 2009 are $0.

Estimated Future Benefit Payments

      The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

      July 1, 2008- June 30, 2009 ............................  $  509,531
      July 1, 2009- June 30, 2010 ............................     536,150
      July 1, 2010- June 30, 2011 ............................     550,022
      July 1, 2011- June 30, 2012 ............................     594,687
      July 1, 2012- June 30, 2013 ............................     610,646
      Years 2014 - 2018 ......................................   3,423,396

Defined Contribution Plan

      The Company maintains a voluntary contributory salary savings plan to which participants may contribute. The Company's matching contribution is 100% (75% for fiscal year 2006) of the participants' contribution up to a maximum of 5% of the participants' compensation. During fiscal 2008, 2007, and 2006, the Company contributed $1.1 million, $0.9 million, and $0.6 million, respectively, to this plan. The Company also contributed approximately $0.1 million in fiscal year 2008 to purchase $250 in the Company's stock for each participant.

Profit Sharing Plan

      The Company maintains a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $0.2 million, $0.5 million, and $0.4 million in fiscal 2008, 2007, and 2006, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the plan at any time.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

Postretirement Health Benefit Plan

      The Company has a contributory postretirement health benefit plan covering eligible employees. Effective August 15, 2000 the plan was closed for new participants. The Company provides medical coverage for current and future eligible retirees of the Company plus their eligible dependents. Employees generally become eligible for retiree medical coverage by retiring from the Company after attaining at least age 55 with 15 years of service (active employees at June 27, 1993 were eligible by retiring after attaining at least age 55 with 10 years of service). Retirees at June 27, 1993 pay approximately $30 per month for health care coverage and the Company is responsible for paying the remaining costs. For this group, any increase in health care coverage costs for retired employees will be shared by the Company and retirees on a fifty-fifty basis, while any increase in coverage costs for retiree dependents will be totally paid by the retirees. For eligible employees retiring after June 27, 1993, the Company contributes a fixed dollar amount towards the cost of the medical plan. Any future cost increases for the retiree medical program for these participants will be charged to the retiree.

The  following  table  presents  the  changes  in  the  postretirement   benefit
obligation and the funded status of the Plan at June 30:

                                                                                                   2008                     2007
                                                                                                -----------             -----------
Benefit obligation at beginning of year                                                         $ 2,799,344             $ 2,606,509
Service cost                                                                                         69,256                  63,423
Interest cost                                                                                       144,421                 157,746
Plan participants' contributions                                                                    148,781                 123,679
Amendments                                                                                         (195,117)                     --
Actuarial (gain) loss                                                                              (392,819)                 59,406
Benefits paid                                                                                      (211,021)               (228,141)
Medicare Part D prescription drug subsidy                                                                --                  16,722
                                                                                                -----------             -----------
Benefit obligation at the end of year                                                           $ 2,362,845             $ 2,799,344
                                                                                                ===========             ===========
Fair value of plan assets                                                                       $        --             $        --
Under funded status                                                                              (2,362,845)             (2,799,344)
                                                                                                -----------             -----------
  Accrued postretirement benefit cost                                                           $(2,362,845)            $(2,799,344)
                                                                                                ===========             ===========
Amounts Recognized in Accumulated Other Comprehensive Income
  Net actuarial loss                                                                            $    73,712             $   460,102

      Net  periodic   postretirement   benefit  cost   includes  the   following
components:

                                                                                    2008                  2007                2006
                                                                                  ---------             --------            --------
Service cost                                                                      $  69,256             $ 63,423            $ 74,708
Interest cost                                                                       144,421              157,746             146,662
Amortized loss                                                                       15,610               25,215              52,830
Amortization of unrecognized prior service cost                                     (18,108)                  --                  --
                                                                                  ---------             --------            --------
   Net periodic postretirement benefit cost                                       $ 211,179             $246,384            $274,200
                                                                                  =========             ========            ========

The estimated amount of net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost in 2009 is $147,361.

      The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.86%, 6.28%, and 6.25%, at the end of fiscal 2008, 2007, and 2006, respectively. Effective July 1, 2007, the Company amended the plan to increase the employee's contribution percentage of certain retirees in the plan from 30% to 35%.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

Assumed health care cost trend rates are as follows:

                                                                               2008                       2007
                                                                               ----                       ----
Health care cost trend rate assumed for next year                          7.75 - 11.0%                8.0 - 10.0%

Rate that the cost trend rate gradually declines to                             5%                         5%

Year that the rate reaches the rate it is assumed to remain at                 2016                       2015

      A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                                1% increase     1% decrease
                                                                                -----------     -----------
      Effect on total of service and interest cost components...............     $ 17,691       $ (15,645)
      Effect on postretirement benefit obligation...........................      174,643        (155,432)

Estimated Future Benefit Payments

      Shown  below  are  the  expected   gross   benefit   payments   (including
      prescription drug benefits) and the expected gross amount of subsidy receipts.

                                                          Gross        Subsidy
                                                        payments       receipts
                                                       ---------      ---------
2009                                                   $ 174,268      $ (26,907)
2010                                                     173,283        (30,894)
2011                                                     179,536        (34,701)
2012                                                     195,525        (37,875)
2013                                                     192,061        (42,663)
Years 2014 - 2018                                        986,676       (158,905)

(17) Income Taxes

The following table presents the Domestic and Foreign components of income before income taxes and discontinued operations and the expense (benefit) for income taxes as well as the taxes charged or credited to stockholders' equity:

                                                                                               Year ended June 30
                                                                           --------------------------------------------------------
                                                                               2008                  2007                  2006
                                                                           ------------          ------------          ------------
Income before income taxes and
   discontinued operations:
        Domestic                                                           $  8,955,177          $ 18,142,512          $ 10,568,029
        Foreign                                                               2,490,292             2,418,448             3,700,840
                                                                           ------------          ------------          ------------
                                                                           $ 11,445,469          $ 20,560,960          $ 14,268,869
                                                                           ============          ============          ============
Income tax expense charged to the
   income statement from
   continuing operations:
        Current:
           Federal                                                         $  3,272,524          $  5,026,921          $  3,431,352
           State and local                                                      191,250               215,697               177,634
           Foreign                                                              453,952               147,658                    --
                                                                           ------------          ------------          ------------
             Total current                                                    3,917,726             5,390,276             3,608,986
                                                                           ------------          ------------          ------------
        Deferred:
           Federal                                                             (813,303)             (153,010)             (144,577)
           State and local                                                      (41,788)              (27,721)             (179,507)
           Foreign                                                              (80,635)                1,455               (32,902)
                                                                           ------------          ------------          ------------
             Total deferred                                                    (935,726)             (179,276)             (356,986)
                                                                           ------------          ------------          ------------
             Subtotal                                                         2,982,000             5,211,000             3,252,000
                                                                           ------------          ------------          ------------
Income tax benefit recognized in the
   income statement from discontinued
   operations:
           Income tax benefit                                                  (770,000)                   --                    --
                                                                           ------------          ------------          ------------
             Total income taxes charged to the
             income statement                                              $  2,212,000          $  5,211,000          $  3,252,000
                                                                           ============          ============          ============
Income taxes charged (credited) to
   shareholders equity:
   Current benefit of stock based
      compensation                                                         $   (118,622)             (433,042)           (1,679,149)
   Deferred taxes (benefit) from recognition
      of pension liability                                                      (91,958)             (413,839)              469,815
                                                                           ------------          ------------          ------------
           Income taxes credited to
             shareholders' equity                                          $   (210,580)         $   (846,881)         $ (1,209,334)
                                                                           ============          ============          ============


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

      A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before income taxes and discontinued operations, to income tax expense, is as follows:

                                                                             2008                    2007                   2006
                                                                          -----------            -----------            -----------
Expected consolidated income tax expense                                  $ 4,005,914            $ 7,196,336            $ 4,994,104
State taxes, net of Federal benefit                                            97,150                122,184                 (1,217)
Nontaxable interest income                                                   (542,113)              (806,272)              (539,197)
Change in valuation allowance                                                 150,380                 38,428               (238,169)
Effect of foreign operations                                                 (498,286)              (697,045)            (1,227,022)
Non-deductible stock-based compensation                                       360,292                540,103                912,066
Export tax benefits                                                            26,423               (217,350)              (239,372)
Research credits                                                             (124,259)              (611,455)              (416,600)
Domestic production tax benefit                                              (211,108)              (166,250)               (75,820)
Other, net                                                                   (282,393)              (187,679)                83,227
                                                                          -----------            -----------            -----------
                                                                          $ 2,982,000            $ 5,211,000            $ 3,252,000
                                                                          ===========            ===========            ===========

      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, are presented below:

                                                                                                   2008                     2007
                                                                                               -----------              -----------
Deferred tax assets:
      Inventories                                                                              $   953,837              $   831,996
      Deferred compensation                                                                        541,683                  503,377
      Retirement benefits                                                                          336,563                  265,963
      Postretirement benefits                                                                      810,418                  756,800
      Stock-based compensation                                                                   1,748,145                  925,163
      Nondeductible reserves                                                                     1,012,871                  537,399
      Unrealized losses on securities available-for-sale                                            66,888                       --
      Federal and state tax attribute carryforwards                                                198,630                  168,659
      State net operating loss carryforwards                                                       120,409                   60,991
                                                                                               -----------              -----------
        Gross deferred tax assets                                                                5,789,444                4,050,348
      Valuation deferred tax assets                                                               (385,927)                (168,659)
                                                                                               -----------              -----------
        Net deferred tax assets                                                                  5,403,517                3,881,689
                                                                                               -----------              -----------
Deferred tax liabilities:
      Plant and equipment, principally due to differences
        In depreciation                                                                         (1,599,995)              (1,518,521)
      Intangible assets including goodwill                                                      (2,940,128)              (2,530,819)
                                                                                               -----------              -----------
        Gross deferred tax liabilities                                                          (4,540,123)              (4,049,340)
                                                                                               -----------              -----------
        Net deferred tax assets (liabilities)                                                  $   863,394              $  (167,651)
                                                                                               ===========              ===========

                                                                                                   2008                     2007
                                                                                               -----------              -----------
Presented as:
Current deferred tax asset                                                                     $ 1,645,955              $ 1,174,255
Long-term deferred tax asset                                                                        31,159                   31,447
Long-term deferred tax liability                                                                  (813,720)              (1,373,353)
                                                                                               -----------              -----------
      Net deferred tax assets (liabilities)                                                    $   863,394              $  (167,651)
                                                                                               ===========              ===========


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

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

      The Company has capital loss carryforwards of $265,204, which may only be used to offset capital gains and expire in 2010. As a result of these limitations, at June 30, 2008 and 2007, the Company has a valuation allowance of $92,821 with respect to these losses. At June 30, 2008, the Company has unrealized losses on securities available-for-sale of $185,800. If realized, these losses would be characterized as capital losses and subject to the same limitations. As a result of the limitations, the Company has established a valuation allowance of $66,888 with respect to the unrealized losses.

      At June 30, 2008, the Company has $2,146,328 of state net operating loss carryforwards, which begin to expire in 2015. Management does not believe it is more likely than not that the Company will realize the deferred tax benefits of the state net operating losses and established a valuation allowance of $120,409. At June 30, 2008, the Company has state tax credit carryforwards of $160,316, which expire from 2010 through 2013. The state tax credits may only be realized after utilization of the net operating loss carryforwards. Management does not believe it is more likely than not that the Company will realize the deferred tax benefits of the state tax credits before their expiration. At June 30, 2008, the Company had a valuation allowance with respect to the state tax credits of $105,809, an increase of $29,971.

      The Company's subsidiary in China is eligible for a tax holiday resulting from reduced tax rates for the first five tax years after it generates taxable income in excess of its existing net operating loss carryforwards. The tax benefit varies over the remaining years of the holiday. Fiscal year ended June 30, 2008, is the third year of its tax holiday. The effect of the tax holiday is approximately $373,000, or $0.02, per diluted share. United States income taxes have not been provided on undistributed earnings of the China subsidiary. The Company's intention is to reinvest these earnings permanently.

      Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance.

      As discussed in note 2, effective July 1, 2007 the Company adopted FIN No.
48. The Company did not record a cumulative effect adjustment to retained earnings as a result of this adoption. Upon adoption, the Company had unrecognized tax benefits of $414,000 related to continuing operations and unrecognized tax benefits of $770,000 resulting from deductions related to the liquidation of a subsidiary which would be recorded as discontinued operations if recognized.

      A reconciliation of beginning and ending unrecognized tax benefits is as follows:

Balance at July 1, 2007                                             $ 1,184,000
Increases related to prior years' tax positions                          63,000
Decreases related to prior years' tax positions                         (14,000)
Increases related to current years' tax positions                        48,000
Lapse of statue                                                        (804,000)
                                                                     ----------
Balance at June 30, 2008                                            $   477,000
                                                                     ==========


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

      As of June 30, 2008, the Company has $510,000 of unrecognized tax benefit liabilities, including interest and penalties, recorded in other non-current liabilities on the Company's Consolidated Balance Sheet because payment of cash is not anticipated within one year of the balance sheet date.

      As of July 1, 2007 and June 30, 2008, the Company had $414,000 and $477,000, respectively, of unrecognized tax benefits that would affect the Company's effective tax rate if recognized.

      In accordance with the Company's accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN No. 48. For the year ended June 30, 2008 the Company recognized a benefit of $82,000 for the reduction in accrued interest and penalties. As of July 1, 2007 and June 30, 2008, the Company had $115,000 and $33,000, net of tax benefit respectively, included in the liability for uncertain tax positions for the possible payment of interest and penalties.

      Various state income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company's unrecognized tax benefits will increase or decrease within the next twelve months as a result of these examinations or the expiration of the statutes of limitations. At this time, an estimate of the range of reasonably possible outcomes cannot be made. The Company is subject to income tax examinations for its U.S. federal and foreign income taxes for the fiscal years 2005 through 2008, and for state and local taxes for the fiscal years 2002 through 2008.

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

      The  following  table  reflects  the  operating  results  of the  segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

                                                                                     Corporate
                                                              Space and                 and
                                        Wireless               Defense              Unallocated             Consolidated
                                      -----------            -----------            -----------            ------------
Net sales:
   2008                               $78,741,013            $52,575,248            $         --            $131,316,261
   2007                                77,799,507             51,187,597                      --             128,987,104
   2006                                66,731,312             38,732,924                      --             105,464,236
Operating income:
   2008                                 3,639,388              6,154,568                (591,817)              9,202,139
   2007                                 7,968,604              9,587,630                (542,056)             17,014,178
   2006                                 7,369,184              4,471,974                      --              11,841,158
Goodwill and intangible assets:
   June 30, 2008                       30,715,861                     --                      --              30,715,861
   June 30, 2007                       30,753,361                     --                      --              30,753,361
Identifiable assets:*
   June 30, 2008                       29,047,917             21,035,041              91,304,557             141,387,515
   June 30, 2007                       28,039,869             16,475,428             115,935,657             160,450,954
Depreciation:**
   2008                                 3,743,796              3,020,382                      --               6,764,178
   2007                                 2,904,112              2,301,032                      --               5,205,144
   2006                                 2,594,443              2,280,892                      --               4,875,335
Intangibles amortization:***
   2008                                    37,500                     --                      --                  37,500
   2007                                   302,871                     --                      --                 302,871
   2006                                   332,870                     --                      --                 332,870

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

   (b) Geographic Information

      Net sales by geographic region are as follows:

                              United              Asia                                                                  Consolidated
                              States            Pacific            Europe            Americas           Other             Net sales
                           -----------        -----------        -----------        ----------        ----------        ------------
2008                       $66,419,726        $37,801,231        $19,675,971        $1,886,617        $5,532,716        $131,316,261
2007                        72,619,796         31,123,632         16,422,835         2,888,990         5,931,851         128,987,104
2006                        57,317,412         29,242,776         12,143,309         2,869,330         3,891,409         105,464,236

   (c) Customers

      In 2008, sales to two customers both exceeded 10% of consolidated net sales, totaling approximately $39.4 million ($22.4 million related to the Wireless segment and $17.0 million related to the Space and Defense segment). In 2007, sales to two customers both exceeded 10% of consolidated net sales, totaling approximately $38.6 million ($21.5 million related to the Wireless segment and $17.1 million related to the Space and Defense segment). In 2006, sales to two customers both exceeded 10% of consolidated net sales, totaling approximately $32.3 million ($17.7 million related to the Space and Defense segment and $14.6 million related to the wireless segment).

(19) Commitments

      The Company is obligated under contractual obligations and commitments to make future payments such as lease agreements and contingent commitments. The Company's obligations and commitments are as follows:


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

Year ending June 30:
      2009                                          $1,034,252
      2010                                           1,034,252
      2011                                           1,034,252
      2012                                             785,506
      2013                                             743,529
      Thereafter                                       347,203
                                                    ----------
                                                     4,978,994
      Less sublease income                                  --
                                                    ----------
                                                    $4,978,994
                                                    ==========

      Net rent expense for the years ended June 30, 2008, 2007, and 2006 was $1,574,307, $882,363, and $748,963, respectively. Rent expense for fiscal 2008, 2007, and 2006 was offset by sublease income of $154,092, $504,338, and $464,209, respectively.

      The minimum lease payments for the Company's operating leases are recognized on a straight-line basis over the minimum lease term. The Company's China operation building lease has a step rent provision.

(20) Concentrations

      The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks peculiar to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. Sales to direct contractors of the United States Government accounted for approximately 35%, 36%, and 30% of consolidated net sales in fiscal 2008, 2007, and 2006, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it is attempting to reduce its dependence on sales to direct contractors of the United States Government through development of its commercial electronics business.

(21) Foreign Operations

      The Company maintains and operates a facility in Suzhou, China. During fiscal year 2008, net external sales totaled $10,164,628. Included in the company's total assets, as of June 30, 2008, includes $4,839,011 of inventory held for resale, as well as $5,592,445 of fixed assets (net of related accumulated depreciation). As of June 30, 2008, there is no reason to believe that any of the Company's foreign assets or future operations will be impaired.

(22) Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2008 and 2007:

                                                                                    2008 quarter ended
                                                         ---------------------------------------------------------------------------
                                                         September 30          December 31            March 31             June 30
                                                         ------------          -----------          -----------          -----------
Net sales                                                 $32,090,192          $32,367,982          $32,618,733          $34,239,354
Gross profit                                               10,518,986           10,400,495           10,140,492            9,417,978
Net income                                                  2,705,464            2,551,314            2,816,589            1,160,102
Income from continuing operations:
     Basic earnings per share                                   $0.17                $0.17                $0.14                $0.08
     Diluted earnings per share                                  0.17                 0.17                 0.14                 0.08
Income from discontinued operations:
     Basic earnings per share                                   $0.00                $0.00                $0.05                $0.00
     Diluted earnings per share                                  0.00                 0.00                 0.05                 0.00


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                    June 30, 2008, 2007 and 2006 (continued)

                                                                                    2007 quarter ended
                                                         ---------------------------------------------------------------------------
                                                         September 30          December 31            March 31             June 30
                                                         ------------          -----------          -----------          -----------
Net sales                                                 $30,203,110          $30,322,785          $32,600,635          $35,860,574
Gross profit                                               10,839,332           10,897,780           11,358,481           12,766,463
Net income                                                  3,760,678            3,761,294            3,510,725            4,317,263
Net income per common share:
     Basic income per share                                     $0.21                $0.21                $0.20                $0.26
     Diluted income per share                                    0.21                 0.21                 0.20                 0.25

Income per share amounts for each quarter are required to be computed independently, and as a result, their sum does not necessarily equal the total year income per share amounts.

(23) Subsequent Event

      On July 31, 2008, the Company cancelled its previous $50.0 million demand note loan agreement with no balance outstanding on the loan; and on the same day, the Company signed a loan agreement with its bank for a $50.0 million declining revolving line of credit to be used to finance acquisitions and working capital needs. On July 31 and August 29, 2008, the Company took advances totaling $50.0 million on this line to finance the acquisitions of M.S. Kennedy Corp. and Unicircuit, Inc. Advances under this line, at the Company's choice, bear interest at LIBOR, plus 100 to 450 basis points or at the Prime Rate, minus
(100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term debt plus interest expense. Availability of credit under the line declines 20% annually on the anniversary date of the note and any outstanding principal balance in excess of the new line limit is due and payable at that time.

      On August 1, 2008, the Company completed the acquisition of M.S. Kennedy, Corp. ("MSK"), located in Syracuse, New York. MSK is a leading provider of high performance analog microelectronics to the Defense and Space markets and is a leading designer and producer of custom analog hybrids, power hybrids, and multi-chip modules. MSK offers broad electronic component design, packaging, and integration capability with net sales of $22.4 million in calendar 2007. MSK will be integrated into Anaren's existing Space & Defense business group. Anaren acquired MSK for a purchase price of $28.0 million on a cash free, debt free basis, and earnings from MSK are expected to be accretive immediately. The Company financed this transaction through a five year, $50.0 million revolving debt facility. Goodwill and intangible assets related to this acquisition will be approximately $14-16 million.

      On August 30, 2008, the Company completed the acquisition of Unicircuit Inc. located in Littleton, Colorado. Unicircuit is a manufacturer of printed circuit boards (PCB) used in various military and aerospace applications with net sales of $18.7 million in calendar 2007. Unicircuit is a leader in high frequency PCB technology and will enhance Anaren's ability to capture integrated microwave assembly opportunities in the defense, satellite and aerospace markets. Unicircuit will be integrated into Anaren's existing Space & Defense business group. Anaren acquired Unicircuit, Inc. for a purchase price of approximately $21.7 million on a cash free, debt free basis, and earnings from Unicircuit are expected to be accretive in fiscal year 2009. The Company financed this transaction by utilizing its existing five year, $50.0 million revolving debt facility. Goodwill and intangible assets related to this acquisition will be approximately $11-13 million.


--------------------------------------------------------------------------------
                                       69