Form 10-Q
period 2008-09-30
ANAREN  INC
filed 2008-11-10
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
                               ------------------

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

      Indicate by Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Check One:  Large accelerated filer |_|            Accelerated filer |X|

            Non-accelerated filer |_|              Smaller reporting company |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The number of shares of Registrant's Common Stock outstanding on November 5, 2008 was 14,514,178.

                                  ANAREN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

   Item 1.    Financial Statements

              Consolidated Condensed Balance Sheets as of                   3
              September 30, 2008 and June 30, 2008 (unaudited)

              Consolidated Condensed Statements of Earnings                 4
              for the Three Months Ended September 30,
              2008 and 2007 (unaudited)

              Consolidated Condensed Statements of Cash Flows               5
              for the Three Months Ended September 30,
              2008 and 2007 (unaudited)

              Notes to Consolidated Condensed Financial                     6
              Statements (unaudited)

   Item 2.    Management's Discussion and Analysis                         16
              of Financial Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk   22

   Item 4.    Controls & Procedures                                        23

PART II - OTHER INFORMATION

   Item 1A.   Risk Factors                                                 24

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds  24

   Item 4.    Submission of Matters to a Vote of Security Holders          24

   Item 6.    Exhibits                                                     24

Officer Certifications                                                   26-29

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                                  ANAREN, INC.
                      Consolidated Condensed Balance Sheets
                      September 30, 2008 and June 30, 2008
                                   (Unaudited)

                Assets                                                September 30, 2008        June 30, 2008
                ------                                                ------------------        -------------
Current assets:
    Cash and cash equivalents                                          $   17,334,960           $  10,710,825
    Securities held to maturity                                            17,662,511              21,073,929
    Receivables, less allowances of $419,305
      at September 30, 2008 and June 30, 2008                              27,201,450              23,101,590
    Inventories                                                            38,460,496              26,981,367
    Other receivables                                                       1,551,365               1,505,162
    Prepaid expenses                                                        1,184,448               1,152,148
    Deferred income taxes                                                   1,525,895               1,645,955
    Other current assets                                                      839,457                 610,981
                                                                       --------------           -------------
                Total current assets                                      105,760,582              86,781,957

Securities available for sale                                               1,568,950                 314,200
Securities held to maturity                                                 8,197,825              11,993,768
Property, plant and equipment, net                                         54,157,690              42,266,431
Deferred income taxes                                                          30,733                  31,159
Goodwill                                                                   40,421,967              30,715,861
Other intangible assets, net                                               14,338,126                       -
                                                                       --------------           -------------
                Total assets                                           $  224,475,873           $ 172,103,376
                                                                       ==============           =============

      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
    Current portion of long-term debt                                  $    9,800,000           $           -
    Accounts payable                                                        9,122,673               9,160,496
    Accrued expenses                                                        3,074,852               2,581,074
    Income taxes payable                                                      911,521                       -
    Customer advance payments                                                 994,193               1,259,001
    Other current liabilities                                               3,732,777               2,618,422
                                                                       --------------           -------------
                Total current liabilities                                  27,636,016              15,618,993

Long-term debt                                                             40,000,000                       -
Deferred income taxes                                                       2,862,574                 813,720
Pension and postretirement benefit obligation                               3,398,739               3,314,739
Other liabilities                                                           1,931,650               1,492,268
                                                                       --------------           -------------
                Total liabilities                                          75,828,979              21,239,720
                                                                       --------------           -------------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 27,757,101 shares
       at September 30, 2008 and 27,393,094 at June 30, 2008                  277,571                 273,930
    Additional paid-in capital                                            193,467,508             192,313,860
    Retained earnings                                                      95,881,959              94,540,282
    Accumulated other comprehensive loss                                      (45,741)               (343,990)
                                                                       --------------           -------------
                                                                          289,581,297             286,784,082
    Less cost of 13,251,423 treasury shares
      at September 30, 2008 and 12,780,181 at June 30, 2008              (140,934,403)           (135,920,426)
                                                                       --------------           -------------

                Total stockholders' equity                                148,646,894             150,863,656
                                                                       --------------           -------------
Total liabilities and stockholders' equity                             $  224,475,873           $ 172,103,376
                                                                       ==============           =============

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           September 30, 2008 and 2007
                                   (Unaudited)

                                                                     September 30, 2008      September 30, 2007
                                                                     ------------------      ------------------
Net sales                                                                $38,124,468             $32,090,192

Cost of sales                                                             26,460,000              21,571,206
                                                                         -----------             -----------
        Gross profit                                                      11,664,468              10,518,986
                                                                         -----------             -----------

Operating expenses:
        Marketing                                                          2,093,516               1,757,367
        Research and development                                           3,084,567               2,603,318
        General and administrative                                         4,560,271               3,362,244
                                                                         -----------             -----------
                Total operating expenses                                   9,738,354               7,722,929
                                                                         -----------             -----------

Operating income                                                           1,926,114               2,796,057

Other income, primarily interest                                             403,370                 750,043
Interest expense                                                            (265,807)                (36,636)
                                                                         -----------             -----------
        Total other income                                               $   137,563             $   713,407
                                                                         -----------             -----------

Income before income taxes                                                 2,063,677               3,509,464

Income tax expense                                                           722,000                 804,000
                                                                         -----------             -----------

Net income                                                               $ 1,341,677             $ 2,705,464
                                                                          ==========              ==========

Basic earnings per share:                                                      $0.09                  $0.17
                                                                               =====                  =====

Diluted earnings per share:                                                    $0.09                  $0.17
                                                                               =====                  =====

Shares used in computing net earnings per share:
        Basic                                                             14,130,827              16,042,333
                                                                          ==========              ==========
        Diluted                                                           14,267,831              16,365,305
                                                                          ==========              ==========

See accompanying notes to consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                               Three Months Ended
                           September 30, 2008 and 2007
                                   (Unaudited)


Cash flows from operating activities:                                  Sept. 30, 2008           Sept. 30, 2007
                                                                       --------------           --------------
     Net income                                                         $  1,341,677             $  2,705,464

     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
         Depreciation                                                      1,878,085                1,562,685
         Amortization                                                        382,545                  189,208
         Loss on disposal of fixed assets                                      4,221                        -
         Deferred income taxes                                              (267,000)                  70,000
         Stock based compensation                                          1,065,716                  896,138
         Changes in operating assets and liabilities:
           Receivables                                                     2,260,724                 (719,040)
           Inventories                                                      (316,084)              (1,259,403)
           Other receivables                                                 (30,685)                (540,450)
           Prepaids and other current assets                                (625,106)                 309,574
           Accounts payable                                                 (671,191)              (1,126,520)
           Accrued expenses                                                 (486,994)              (2,526,503)
           Income taxes payable                                              911,521                 (704,287)
           Customer advance payments                                        (504,966)                 841,454
           Other liabilities                                                 (42,925)               1,698,510
           Pension and postretirement benefit obligation                      84,000                   95,000
                                                                        ------------             ------------
     Net cash provided by operating activities                             4,983,538                1,491,830
                                                                        ------------             ------------
Cash flows from investing activities:
     Capital expenditures                                                 (1,833,961)              (4,273,839)
     Payment for purchase of M.S. Kennedy Corp. and
        Unicircuit, Inc.                                                 (47,295,874)                       -
     Maturities of held to maturity and available for sale securities      9,224,210               45,537,462
     Purchases of held to maturity and available for sale securities      (2,127,520)             (31,424,160)
                                                                        ------------             ------------
           Net cash provided by (used in) investing activities           (42,033,145)               9,839,463
                                                                        ------------             ------------
Cash flows from financing activities:
     Stock options exercised                                                  92,110                  286,467
     Proceeds from note payable                                           49,800,000                        -
     Payment on mortgage payable                                          (1,209,574)                       -
     Tax benefit from exercise of stock options                                4,684                   23,651
     Purchase of treasury stock                                           (5,013,977)             (12,287,356)
                                                                        ------------             ------------
             Net cash provided by (used in) financing activities          43,673,243              (11,977,238)
                                                                        ------------             ------------

     Effect of exchange rates on cash                                            499                  113,162
                                                                        ------------             ------------
             Net increase (decrease) in cash and cash equivalents          6,624,135                 (532,783)
Cash and cash equivalents at beginning of period                          10,710,825                7,912,276
                                                                        ------------             ------------
Cash and cash equivalents at end of period                              $ 17,334,960             $  7,379,493
                                                                        ============             ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                            $     20,084             $      6,143
                                                                        ============             ============
    Income taxes, net of refunds                                        $          -             $    101,377
                                                                        ============             ============
Non-cash investing and financing activities:

  Fixed asset purchases included in accounts payable                    $          -             $    481,842
                                                                        ============             ============
  Fair value of assets acquired, including cash acquired                $ 58,347,472             $          -
    Liabilities assumed                                                   (7,358,076)                       -
                                                                        ------------             ------------
    Net assets acquired                                                   50,066,960                        -
    Less - direct acquisition costs paid in prior periods                   (508,505)                       -
    Less - cash acquired                                                  (2,556,681)                       -
    Less - direct acquisition costs accrued                                 (605,000)                       -
                                                                        ------------             ------------
    Net cash paid for purchases of businesses                           $(47,295,874)            $          -
                                                                        ============             ============

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements (Unaudited)
----------------------------------------------------------------

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments and purchase accounting adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2009, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three months ended September 30, 2008 and 2007 are based on estimates of income and utilization of tax credits for the entire year.

(1) Acquisitions

Acquisition of MSK
On August 1, 2008, the Company completed the acquisition of M.S. Kennedy, Corp. ("MSK"), located in Syracuse, New York. The results of MSK's operations have been included in the consolidated financial statements since that date. MSK is a leading provider of high performance analog microelectronics to the Defense and Space markets and is a leading designer and producer of custom analog hybrids, power hybrids, and multi-chip modules. MSK offers broad electronic component design, packaging, and integration capability. MSK was integrated into Anaren's existing Space & Defense Group.

The Company acquired MSK for a purchase price of $28.6 million on a cash free, debt free basis, with an additional $0.3 million in transaction costs. The Company financed this transaction through a five year, $50.0 million revolving debt facility (note 11). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of MSK.

The following table summarizes the Company's estimated fair values of the assets acquired and liabilities assumed in the MSK Acquisition at the date of acquisition. The allocation of the purchase price is preliminary and subject to change. Estimated fair values at August 1, 2008, are as follows:

Current assets                                                      $ 13,605,381
Property, plant and equipment                                          4,016,000
Goodwill                                                               1,604,574
Intangible Assets                                                     10,630,000
Other assets                                                             975,000
                                                                    ------------
      Total assets acquired                                           30,830,955

Current liabilities                                                    1,952,437
                                                                    ------------
   Total liabilities assumed                                           1,952,437
                                                                    ------------

Net assets acquired                                                 $ 28,878,518
                                                                    ============

The trade name included in the intangible assets is not subject to amortization. The goodwill and intangible assets related to this transaction are deductible for tax purposes.

Acquisition of Unicircuit
On August 29, 2008, the Company completed the acquisition of Unicircuit Inc. located in Littleton, Colorado. The results of Unicircuit's operations have been included in the consolidated financial statements since that date. Unicircuit is a manufacturer of printed circuit boards (PCB) used in various military and aerospace applications. Unicircuit is a leader in high frequency PCB technology and will enhance the Company's ability to capture integrated microwave assembly opportunities in the defense, satellite and aerospace markets. Unicircuit was integrated into Anaren's existing Space & Defense Group.

The Company acquired Unicircuit, Inc. for a purchase price of $21.9 million on a cash free, debt free basis, with an additional $0.2 million in transaction costs. The Company financed this transaction by utilizing its existing five year, $50.0 million revolving debt facility (note 11). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of Unicircuit.

The following table summarizes the Company's estimated fair values of the assets acquired and liabilities assumed in the Unicircuit transaction at the date of acquisition. The allocation of the purchase price is preliminary and subject to change. Estimated fair values at August 29, 2008, are as follows:

Current assets                                                      $  6,663,180
Property, plant and equipment                                          8,486,772
Goodwill                                                               8,101,532
Intangible Assets                                                      3,980,000
Other assets                                                             285,033
                                                                    ------------
      Total assets acquired                                           27,516,517

Current liabilities                                                    1,645,057
Long term liabilities                                                  3,760,582
                                                                    ------------
   Total liabilities assumed                                           5,405,639
                                                                    ------------

Net assets acquired                                                 $ 22,110,878
                                                                    ============

The trade name included in the intangible assets is not subject to amortization. All of the goodwill and intangible assets are not deductible for tax purposes.

The following table sets forth the unaudited pro forma results of operations of the Company for the three months ended September 30, 2008 and 2007, as if the transactions occurred at the beginning of each fiscal year.

                                                       For the Three Months
                                                        Ended September 30,
                                                       2008            2007
Net sales                                          $ 42,577,837     $ 41,312,025
Income before income taxes                         $  3,938,816     $  4,026,249
                                                   ------------     ------------
Net income                                         $  2,599,693     $  2,883,874
                                                   ============    =============

Earnings per share:
   Basic                                           $       0.18    $        0.18
                                                   ============    =============

   Diluted                                         $       0.18    $        0.18
                                                   ============    =============

Weighted average common shares outstanding:
   Basic                                             14,130,827       16,042,333
                                                   ============    =============
   Diluted                                           14,267,831       16,365,305
                                                   ============    =============

(2) Equity Based Compensation

The components of equity based compensation expense in the statements of earnings are as follows:

                                                 Three Months Ended
                                                 ------------------
                                                    September 30
                                                    ------------
                                                2008          2007
                                                ----          ----
Stock option                                 $  548,555     $594,422
Restricted stock                                517,161      301,716
                                             ----------     --------
Stock based compensation expense             $1,065,716     $896,138
                                             ==========     ========

In the three months ending September 30, 2008, 345,391 shares of restricted stock with an aggregate value of $3,145,949 were issued with a vesting period of 1 to 4 years.

(3) Securities

The amortized cost and fair value of securities are as follows:

                                                                      September 30, 2008
                                                                             2006
                                              ----------------------------------------------------------------
                                                                   Gross           Gross
                                                Amortized       unrealized      unrealized
                                                   cost            gains          losses          Fair value
                                              --------------   -------------   -------------    --------------
Securities available-for-sale:
   Auction rate securities                    $    1,475,000   $     172,500   $     (78,550)   $    1,568,950
                                              --------------   -------------   -------------    --------------
                                              --------------   -------------   -------------    --------------
     Total securities available-for-sale      $    1,475,000   $     172,500   $     (78,550)   $    1,568,950
                                              ==============   =============   =============    ==============
                                              ==============   =============   =============    ==============
Securities held to maturity:
   Municipal bonds                            $   25,659,559   $     141,631   $           -    $   25,801,190
   Corporate bonds                                   200,777              75               -           200,852
   Federal agency bonds                                    -               -               -                 -
                                              --------------   -------------   -------------    --------------
                                              --------------   -------------   -------------    --------------
     Total securities held to maturity        $   25,860,336   $     141,706   $           -    $   26,002,042
                                              ==============   =============   =============    ==============

                                                                       June 30, 2008
                                                                            2006
                                              ----------------------------------------------------------------
                                                                   Gross           Gross
                                                Amortized       unrealized      unrealized
                                                   cost            gains          losses          Fair value
                                              --------------   -------------   -------------    --------------
Securities available-for-sale:
   Auction rate securities                    $      500,000   $           -   $    (185,800)   $      314,200
                                              --------------   -------------   -------------    --------------
                                              --------------   -------------   -------------    --------------
     Total securities available-for-sale      $      500,000   $           -   $    (185,800)   $      314,200
                                              ==============   =============   =============    ==============
                                              ==============   =============   =============    ==============
Securities held to maturity:
   Municipal bonds                            $   32,566,511   $     246,941   $           -    $   32,813,452
   Corporate bonds                                   201,320           1,024               -           202,344
   Federal agency bonds                              299,866             323               -           300,189
                                              --------------   -------------   -------------    --------------
                                              --------------   -------------   -------------    --------------
     Total securities held to maturity        $   33,067,697   $     248,288   $           -    $   33,315,985
                                              ==============   =============   =============    ==============

      Contractual maturities of marketable debt securities held to maturity at September 30, 2008 and June 30, 2008 are summarized as follows:

                                                      September 30, 2008                June 30, 2008
                                              ----------------------------------------------------------------
                                                                    Fair                             Fair
                                                                   market                           market
                                                   Cost             value           Cost             value
                                              --------------   -------------   -------------    --------------
 Within one year                              $   17,662,511   $  17,730,688   $  21,073,929    $   21,147,444
 One year to five years                            8,197,825       8,271,354      11,993,768        12,168,541
                                              --------------   -------------   -------------    --------------
                                              --------------   -------------   -------------    --------------
    Total                                     $   25,860,336   $  26,002,042   $  33,067,697    $   33,315,985
                                              ==============   =============   =============    ==============

      Contractual maturities of auction rate securities available for sale at September 30, 2008 and June 30, 2008 are summarized as follows:

                                                      September 30, 2008                June 30, 2008
                                              ----------------------------------------------------------------
                                                                    Fair                             Fair
                                                                   market                           market
                                                   Cost             value           Cost             value
                                              --------------   -------------   -------------    --------------
 Within one year                              $            -   $           -   $           -    $            -
 One year to five years                            1,475,000       1,568,950         500,000           314,200
                                              --------------   -------------   -------------    --------------
                                              --------------   -------------   -------------    --------------
    Total                                     $    1,475,000   $   1,568,950   $     500,000    $      314,200
                                              ==============   =============   =============    ==============

The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities and the interest rates reset every 30 - 365 days.

Amortization expense relating to the net discounts and premiums on securities held to maturity for the three months ending September 30, 2008 and 2007 amounted to $110,671 and $151,708.

(4) Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases" (SFAS 13), and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP.

The Company adopted SFAS 157 as of July 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those non-recurring nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination.

Valuation Hierarchy. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2008:

                                                                    Significant other   Significant
                              Total Carrying     Quoted prices in       observable      unobservable
                                 Value at         active markets           inputs          inputs
                            September 30, 2008       (Level 1)            (Level 2)       (Level 3)
 Available for sale
    securities                 $ 1,568,950          $ 1,568,950            $   --          $   --

Valuation Techniques. The Company's available for sale securities include debt securities that are traded in an active market. They are measured at fair value using closing market prices from active markets and are classified within Level 1 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value.

(5) Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2008, are as follows:

Balance, June 30, 2008                                              $ 30,715,861
Purchase accounting allocations                                        9,706,106
                                                                    ------------
Balance, September 30, 2008                                         $ 40,421,967
                                                                    ============

The Company's accounting allocations totaling $9.7 million consist primarily of purchase accounting allocations associated with the M.S. Kennedy Corp. purchase of $1.6 million and purchase accounting allocations associated with the purchase of Unicircuit, Inc. of $8.1 million. All of the purchase accounting allocations made in the three months ending September 30, 2008 relate to the Space and Defense Group.

(6) Intangible Assets

The major components of intangible assets are as follows:

                                                September 30, 2008                     June 30, 2008
                                             Gross              Net              Gross               Net
                                           Carrying           Carrying         Carrying           Carrying
                                            Amount             Amount           Amount             Amount
Amortizable intangible assets:
   Customer relationships               $  5,980,000       $  5,899,917       $       -           $     -
   Developed technology                    4,210,000          4,069,667
   Non-competition agreements              1,330,000          1,278,542
                                        ------------       ------------       ---------           -------

      Total                             $ 11,520,000         11,248,126       $       -                 -

Non-amortizable intangible assets:
   Trade names                                                3,090,000                                 -
                                                           ------------                           -------

      Total                                                   3,090,000                                 -
                                                           ------------                           -------

Total intangible assets                                    $ 14,338,126                           $     -
                                                           ============                           =======

Intangible asset amortization expense for the three month period ended September 30, 2008 and 2007 aggregated $271,874 and $37,500, respectively. The June 30, 2008 table was updated to reflect fully amortized intangibles that have no net value at June 30, 2008 and September 30, 2008. Estimated amortization expense for the remaining nine months of fiscal 2009 and for each of the five succeeding fiscal years and thereafter is as follows:

2009                                                                 $ 1,329,369
2010                                                                 $ 1,772,492
2011                                                                 $ 1,772,492
2012                                                                 $ 1,772,492
2013                                                                 $ 1,471,678
2014                                                                 $   668,163
Thereafter                                                           $ 2,461,440

(7) Inventory

Inventories are summarized as follows:

                                             September 30, 2008    June 30, 2008
                                             ------------------    -------------
      Component parts                           $ 19,926,917        $ 14,277,256
      Work in process                             14,976,850           9,077,429
      Finished goods                               3,556,729           3,626,682
                                                ------------        ------------
        Total                                   $ 38,460,496        $ 26,981,367
                                                ============        ============

(8) Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                             September 30, 2008    June 30, 2008
                                             ------------------    -------------
      Land and land improvements                $  5,260,067        $  4,157,617
      Construction in process                      4,342,144           3,022,085
      Buildings, furniture and fixtures           30,402,677          25,241,565
      Machinery and equipment                     54,410,699          48,383,137
                                                ------------        ------------
                                                $ 94,415,587        $ 80,804,404
      Less accumulated depreciation               40,257,897          38,537,973
                                                ------------        ------------
                                                $ 54,157,690        $ 42,266,431
                                                ============        ============

(9) Accrued Expenses

Accrued expenses consist of the following:

                                             September 30, 2008    June 30, 2008
                                             ------------------    -------------
      Compensation                              $  1,852,345        $  1,400,574
      Commissions                                    917,400             805,496
      Health insurance and other                     305,107             375,004
                                                ------------        ------------
                                                $  3,074,852        $  2,581,074
                                                ============        ============

(10) Other Liabilities

Other liabilities consist of the following:

                                             September 30, 2008    June 30, 2008
                                             ------------------    -------------
      Deferred compensation                     $  1,516,912        $  1,504,676
      Accrued lease                                  877,078             890,980
      Income tax liability                         1,000,000             510,000
      Warranty                                       707,525             854,536
      Other                                        1,562,912             350,498
                                                ------------        ------------
                                                   5,664,427           4,110,690
      Less current portion                         3,732,777           2,618,422
                                                ------------        ------------
                                                $  1,931,650        $  1,492,268
                                                ============        ============

(11) Debt

The following table summarizes the long-term debt of the Company as of September 30, 2008 and June 30, 2008:

                                                September 30,         June 30,
                                                    2008                2008
                                                -------------         --------

      Revolving credit note                     $ 49,800,000           $     -

      Less current maturities                     (9,800,000)                -
                                                ------------           -------
      Long-term debt, less current maturities   $ 40,000,000           $     -
                                                ============           =======

The following table summarizes the payments made on the long-term debt of the Company for the remaining of 2009 and for the next five years:


2009                                                                $          -
2010                                                                $  9,800,000
2011                                                                $ 10,000,000
2012                                                                $ 10,000,000
2013                                                                $ 10,000,000
2014                                                                $ 10,000,000

On July 31, 2008, the Company entered into a loan agreement (the Agreement) with KeyBank National Association. The Agreement consists of a $50,000,000 revolving credit note (the Note), for which principal amounts are due on August 1, 2009, and on each anniversary date thereafter through July 31, 2013 in accordance with the above schedule. Availability of credit under the Note declines 20% annually on the anniversary date and any outstanding principal balance in excess of the new line limit is due and payable at that time. The Agreement is guaranteed by three of the Company's domestic subsidiaries, as well as, an assignment of the Company's interest in its foreign subsidiary.

Borrowings under the Note, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points or at the Prime Rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the three months ending September 30, 2008, the weighted average interest rate on the outstanding borrowings was 3.66%.

Borrowings under the Agreement are subject to certain financial and operating convenants.

The Company is also required to pay a commitment fee between 0.20 - 0.35% per annum on the unused portion of the Note. Available borrowing capacity under the Note was $200,000 at September, 30, 2008.

(12) Income Taxes

As discussed in note 1, during the quarter ending September 30, 2008, the Company completed the acquisition of two subsidiaries. As a result of acquired unrecognized tax benefits, the Company recognized an increase in unrecognized tax benefits of $480,000. The acquired unrecognized tax benefits are recorded in other liabilities in the Company's consolidated condensed balance sheet, as payment of cash is not anticipated within one year of the balance sheet date.

The Company is subject to income tax examinations for its U.S. federal and foreign income taxes for the fiscal years 2005 through 2008, for state and local taxes for the fiscal years 2002 through 2008. Various state income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company's unrecognized tax benefits will increase or decrease within the next twelve months as a result of these examinations or the expiration of the statutes of limitations. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

Income taxes for the first quarter of fiscal 2009 were $722,000, representing an effective tax rate of 35.0%. This compares to income tax expense of $804,000 for the first quarter of fiscal 2008, representing an effective tax rate of 22.9%. This increase resulted from the expiration of the Federal Research and Experimentation credit at December 31, 2007, a significant decline in lower taxed foreign source income and a decline in non-taxable investment income in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Subsequent to the end of the first quarter of fiscal 2009, the Federal Research and Experimentation credit was reinstated. Therefore, the projected effective tax rate for fiscal 2009 is now expected to be approximately 31.0%.

(13) Earning Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 2,078,139 and 1,055,364 at September 30, 2008 and 2007, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                        Three Months Ended
                                                        ------------------
                                                           September 30
                                                           ------------
                                                        2008           2007
                                                        ----           ----
Numerator:
Net income                                         $  1,341,677    $  2,705,464
                                                   ============    ============
Denominator:
Denominator for basic earnings
         per share:
           Weighted average shares outstanding       14,130,827      16,042,333
                                                   ============    ============
Denominator for diluted earnings
         per share:
         Weighted average shares outstanding         14,130,827      16,042,333
         Common stock options
           and restricted stock                         137,004         322,972
                                                   ------------    ------------
Weighted average shares and conversions              14,267,831      16,365,305
                                                   ============    ============

(14) Employee Benefit Plans


Defined Benefit Plan

The following table sets forth the Components of Net Periodic Pension Benefit
Costs:

                                                        Three Months Ended
                                                        ------------------
                                                           September 30
                                                           ------------
                                                        2008            2007
                                                        ----            ----

Service cost                                       $     60,000    $     75,000
Interest cost                                           180,000         175,000
Expected return on plan assets                         (220,000)       (225,000)
Amortization of prior service cost                            -               -
Amortization of the net loss                             10,000               -
                                                   ------------    ------------
Net periodic benefit cost                          $     30,000    $     25,000
                                                   ============    ============

Required contributions for fiscal 2009 are $0.

Postretirement Health Benefit Plan
The following table sets forth the components of net periodic postretirement health benefit costs:

                                                        Three Months Ended
                                                        ------------------
                                                           September 30
                                                           ------------
                                                        2008         2007
                                                        ----         ----
Service cost                                       $     17,000    $     20,000
Interest cost                                            40,000          42,500
Amortization of the net loss                              1,000           7,500
Amortization of prior service cost                       (4,000)              -
                                                   ------------    ------------
Postretirement health benefit cost                 $     54,000    $     70,000
                                                   ============    ============

Expected contributions for fiscal 2009 are approximately $90,000.

(15) Other Comprehensive Income

Comprehensive income consists of the following:

                                                        Three Months Ended
                                                        ------------------
                                                           September 30
                                                           ------------
                                                        2008         2007
                                                        ----         ----

Net income                                         $  1,341,677    $  2,705,464

Other comprehensive income:
   Foreign currency translation gain                     18,499         113,162
   Mark to market adjustment                            279,750               -
                                                   ------------    ------------

Comprehensive income                               $  1,639,926    $  2,818,626
                                                   ============    ============

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:


                                         Pension and        Foreign          Mark to        Accumulated
                                        Postretirement     Currency          Market            Other
                                           Benefit        Translation    Available-for-    Comprehensive
                                          Liability       Adjustment     Sale Securities   Income (loss)
                                        --------------    -----------    ---------------   -------------
Balance, June 30, 2008                  $ (1,528,753)     $ 1,370,563      $ (185,800)       $ (343,990)

Other comprehensive income:
   Foreign currency translation gain               -           18,499                -           18,499
   Mark to market adjustment                       -                -          279,750          279,750
                                        -------------     -----------      -----------       ----------
Balance, September 30, 2008             $  (1,528,753)    $ 1,389,062      $    93,950       $  (45,741)
                                        =============     ===========      ===========       ==========

(16) Segmented Information

The Company operates predominately in the wireless communications, satellite communications and defense electronics markets. The Company's two operating segments are the Wireless Group and Space & Defense Group. These segments have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products and delivery channel, and are consistent with the way the Company organizes and evaluates financial information internally for purposes of making operating decisions and assessing performance.

The Wireless Group designs, manufactures and markets commercial products used mainly by the wireless communications market. The Space & Defense Group designs, manufactures and markets specialized products for the defense electronics and satellite communications markets. The revenue disclosures for the Company's operating segments depict products that are similar in nature.

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

In thousands
                                        Space &   Corporate and
                            Wireless    Defense    Unallocated     Consolidated
                            --------    -------   -------------    ------------
Net sales:
Three months ended:
       September 30, 2008   $ 19,702   $ 18,422       $  ---         $ 38,124
       September 30, 2007     21,103     10,987          ---           32,090

Operating income:
Three months ended:
       September 30, 2008   $ 1,134    $    967       $ (175)        $  1,926
       September 30, 2007     1,742       1,054          ---            2,796

Goodwill:
       September 30, 2008     30,716      9,706          ---           40,422
       June 30, 2008          30,716        ---          ---           30,716

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. The following discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties. The Company's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q and factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Overview
--------

The consolidated financial statements present the financial condition of the Company as of September 30, 2008 and 2007, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2008 and 2007.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations and subscriber equipment for wireless communications as well as, in satellites and in defense electronics systems. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Motorola, Nokia Siemens Networks, Nortel Networks, and Huawei, and to satellite communications and defense electronics companies such as Boeing, ITT, Lockheed Martin, Northrop Grumman and Raytheon.

Net sales are derived from sales of the Company's products to other manufacturers or systems integrators. Net sales are recognized when units are shipped.

Net sales under certain long-term contracts of the Space & Defense Group, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the units of delivery method. Estimated manufacturing cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized. To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware).

On July 31, 2008, the Company cancelled its previous $50.0 million demand note loan agreement with no balance outstanding on the loan; and on the same day, the Company signed a loan agreement with KeyBank National Association bank for a $50.0 million declining revolving line of credit to be used to finance acquisitions and working capital needs. On July 31 and August 29, 2008, the Company took advances totaling $49.8 million on this line to finance the acquisitions of M.S. Kennedy Corp. and Unicircuit, Inc. Advances under this line, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points or at the Prime Rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula:

EBITDA divided by the Current Portion of Long-term debt plus interest expense. Availability of credit under the line declines 20% annually on the anniversary date of the note and any outstanding principal balance in excess of the new line limit is due and payable at that time.

On August 1, 2008, the Company completed the acquisition of M.S. Kennedy, Corp. ("MSK"), located in Syracuse, New York. MSK is a leading provider of high performance analog microelectronics to the Defense and Space markets and is a leading designer and producer of custom analog hybrids, power hybrids, and multi-chip modules. MSK offers broad electronic component design, packaging, and integration capability with net sales of $22.4 million in calendar 2007. MSK was integrated into Anaren's existing Space & Defense Group. Anaren acquired MSK for a purchase price of $28.0 million on a cash free, debt free basis, and earnings from MSK are expected to be accretive in fiscal year 2009. The Company financed this transaction through a five year, $50.0 million revolving debt facility.

On August 29, 2008, the Company completed the acquisition of Unicircuit Inc. located in Littleton, Colorado. Unicircuit is a manufacturer of printed circuit boards (PCB) used in various military and aerospace applications with net sales of $18.7 million in calendar 2007. Unicircuit is a leader in high frequency PCB technology and will enhance Anaren's ability to capture integrated microwave assembly opportunities in the defense, satellite and aerospace markets. Unicircuit was integrated into Anaren's existing Space & Defense Group. Anaren acquired Unicircuit, Inc. for a purchase price of approximately $21.7 million on a cash free, debt free basis, and earnings from Unicircuit are expected to be accretive in fiscal year 2009. The Company financed this transaction by utilizing its existing five year, $50.0 million revolving debt facility.

Second Quarter of Fiscal 2009 Outlook
-------------------------------------

For the second quarter of fiscal 2009, which will include three months of net sales and earnings from M.S. Kennedy Corp. and Unicircuit, Inc., we anticipate an increase in sales for the Space & Defense Group and relatively unchanged sales for the Wireless Group. As a result, we expect net sales to be in the range of $40-45 million. We expect GAAP net earnings per diluted share to be in the range of $0.10 - $0.13 using an anticipated effective income tax rate of approximately 25% and accounting for approximately $0.11 per diluted share in charges related to expected stock based compensation expense and amortization of acquired intangibles and inventory step-up related to the two recent acquisitions.

Results of Operations
---------------------

Net sales for the three months ended September 30, 2008 were $38.1 million, up 18.8% from sales of $32.1 million for the first quarter of fiscal 2008. Net income for the first quarter of fiscal 2009 was $1.3 million, or 3.5% of net sales, down $1.4 million from net income of $2.7 million in the first quarter of fiscal 2008. Net income in the first quarter of fiscal 2009 included $1.3 million of acquisition related expense for inventory step-up and intangible amortization compared to no such expense in the first quarter of fiscal 2008.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                    Three Months Ended
                                            Sept. 30, 2008     Sept. 30, 2007
                                            --------------     --------------
Net Sales                                       100.0%            100.0%
Cost of sales                                    69.4%             67.2%
                                                ------            ------
Gross profit                                     30.6%             32.8%
                                                ------            ------
Operating expenses:
    Marketing                                     5.5%              5.5%
   Research and development                       8.1%              8.1%
   General and administrative                    11.9%             10.5%
                                                ------            ------
     Total operating expenses                    25.5%             24.1%
                                                ------            ------
Operating income                                  5.1%              8.7%
                                                ------            ------
Other income (expense):
       Other, primarily interest income           1.0%              2.3%
     Interest expense                            -0.7%             -0.1%
                                                ------            ------
     Total other income (expense), net            0.3%              2.2%
                                                ------            ------

Income before income taxes                        5.4%             10.9%
Income taxes                                      1.9%              2.5%
                                                ------            ------
   Net income                                     3.5%              8.4%
                                                ======            ======

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                   Three Months Ended
                                            Sept. 30, 2008     Sept. 30, 2007
                                            --------------     --------------
Wireless Group                                $19,702            $21,103
Space & Defense Group                          18,422             10,987
                                              -------            -------
     Total                                    $38,124            $32,090
                                              =======            =======

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net sales. Net sales were $38.1 million for the first quarter ended September 30, 2008, up 18.8% compared to $32.1 million for the first quarter of fiscal 2008. Shipments of Wireless products fell $1.4 million, or 6.6%, and sales of Space and Defense products rose $7.4 million, or 67.0%, in the current first quarter compared to the first quarter of fiscal 2008.

The decline in sales of Wireless products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless basestation and consumer equipment, was the result of a decline in demand for custom Wireless assemblies during the current first quarter compared to the first quarter of last year. Strong Wireless infrastructure component demand continued throughout the first quarter and partially off-set the decline in demand for custom assembly products. The platform transition at a major OEM customer and the continuing challenging pricing environment for custom assembly products negatively impacted net sales for the current quarter compared to last year. Demand for Wireless products in the second quarter of fiscal 2009 is expected to be relatively unchanged from first quarter levels.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar, receiver, and countermeasure subsystems for the military. Sales of Space and Defense products rose $7.4 million, or 67.0% in the first quarter of fiscal 2009 compared to the first quarter of the previous fiscal year. Sales of Space and Defense products in the first quarter of the current fiscal year benefited from two months of sales from M.S. Kennedy Corp. and one month of sales from Unicircuit, Inc., totaling $4.8 million. Space and Defense product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the Group's backlog of $77.6 million, including $18.0 million from M.S. Kennedy and Unicircuit. Quarterly shipments of the Space and Defense Group's products for the second quarter of fiscal 2009 are expected to range between $23.0 and $25.0 million.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the first quarter of fiscal 2009 was $11.7 million, (30.6% of net sales), up from $10.5 million (32.8% of net sales) for the same quarter of the prior year. Gross profit as a percent of sales decreased in the first quarter of fiscal 2009 from the first quarter of last year due to the inclusion of $1.1 million of amortization of inventory step-up costs related to the acquisition of M.S. Kennedy and Unicircuit.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $2.1 million (5.5% of net sales) for the first quarter of fiscal 2009, up $336,000 from $1.8 million (5.5% of net sales) for the first quarter of fiscal 2008. Marketing expenses in the current first quarter rose $336,000 from the first quarter of last fiscal year due to the inclusion of $242,000 of marketing expenses from Unicircuit and M.S. Kennedy. The remaining increase in marketing costs in the current first quarter compared to the first quarter of last year relates to additional personnel expenses incurred to support the current higher level of business.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $3.1 million (8.1% of net sales) in the first quarter of fiscal 2009, up 18.5% from $2.6 million (8.1% of net sales) for the first quarter of fiscal 2008. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. Research and Development expenditures have increased in the first quarter of fiscal 2009 versus the first quarter of last year due to the higher level of opportunities in both the Wireless and Space and Defense marketplaces and the addition of M.S Kennedy and Unicircuit. The Company does not expect to reduce its current research and development efforts through year-end and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased $1.2 million, to $4.6 million (11.9% of net sales) for the first quarter of fiscal 2009, from $3.4 million (10.5% of net sales) for the first quarter of fiscal 2008. The increase in general and administrative expense in the first quarter of fiscal 2009 compared to the first quarter last year resulted from additional personnel in the Finance, Human Resource and Information Technology functions, and the inclusion of $1.05 million in additional costs and intangible amortization from the acquisitions of M.S. Kennedy and Unicircuit during the current first quarter.

Operating Income. Operating income fell 31.1% in the first quarter of fiscal 2009 to $1.9 million, (5.1% of net sales), compared to $2.8 million (8.7% of net sales) for the first quarter of fiscal 2008. This decline was due mainly to the inclusion of $1.3 of acquisition related inventory step-up costs and intangible amortization in the current first quarter compared to the first quarter last year.

On an operating segment basis, Wireless Group operating income was $1.1 million for the first quarter of fiscal 2009, down $608,000, from the Group's operating income of $1.7 million in the first quarter of fiscal 2008. The decline in Wireless Group operating income in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was due to the $1.4 million decline in Wireless sales year-over-year in the current first quarter due to the current lower demand the Company is experiencing for custom base station assemblies.

Space & Defense Group operating income was $1.1 million in the first quarter of fiscal 2009, unchanged from $1.1 million for the first quarter of fiscal 2008. Operating margins for this Group declined in the current first quarter, as they included $1.3 million of acquisition related inventory step-up and intangible amortization costs caused by the acquisition of M.S. Kennedy and Unicircuit during the first quarter of fiscal 2009.

Other Income. Other income primarily consists of interest income received on invested cash balances and rental income. Other income decreased 46.2% to $403,000 in the first quarter of fiscal 2009 compared to $750,000 for the first quarter of last year. This decrease was caused by the decline in available investable cash due to the use of $23.0 million to purchase treasury shares over the last twelve months. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the first quarter of fiscal 2009 was $266,000 compared to $37,000 for the first quarter of fiscal 2008. This increase was due to the interest expense generated by the Company's borrowings in the first quarter of fiscal 2009 to finance the acquisitions of M.S. Kennedy and Unicircuit. The Company borrowed a total of $49.8 million under its $50.0 million revolving credit facility in the first quarter. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and for the second quarter of fiscal 2009 is expected to be approximately 4.9%.

Income Taxes. Income taxes for the first quarter of fiscal 2009 were $722,000 (1.9% of net sales), representing an effective tax rate of 35.0%. This compares to income tax expense of $804,000 (2.5% of net sales) for the first quarter of fiscal 2008, representing an effective tax rate of 22.9%. This increase resulted from the expiration of the Federal Research and Experimentation credit at December 31, 2007, a significant decline in lower taxed foreign source income and a $350,000 decline in non-taxable investment income in the current first quarter compared to the first quarter of fiscal 2008. Subsequent to the end of the first quarter of fiscal 2009, the Federal Research and Experimentation credit was reinstated. Therefore, the projected effective tax rate for fiscal 2009 is now expected to be approximately 31.0% and will include a $200,000 one-time tax benefit in the second quarter related to research credits for the first half of calendar 2008, resulting in an expected effective tax rate of 25% for the second quarter.

Critical Accounting Policies

The methods, estimates and judgments management uses in applying the Company's most critical accounting policies have a significant impact on the results reported in the Company's financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and that require management to make the most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical policies include: 1) valuation of accounts receivable, which impacts general and administrative expense; 2) valuation of inventory, which impacts cost of sales and gross margin; 3) the assessment of recoverability of goodwill and other intangible and long-lived assets, which impacts impairments of goodwill, intangibles and long-lived assets; 4) accounting for stock based compensation, which impacts multiple expense components throughout the statements of income; and 5) accounting for income taxes, which impacts the valuation allowance and the effective tax rate. Management reviews the estimates, including, but not limited to, allowance for doubtful accounts, inventory reserves and income tax valuations on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by current available information. The Company believes these estimates are reasonable, but actual results could and have differed at times from these estimates.

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

Long-lived assets with estimated useful lives are depreciated to their residual values over those useful lives in proportion to the economic value consumed. Long-lived assets are tested for impairment at the group level, which is usually an economic unit such as a manufacturing facility or department, which has a measurable economic output or product. Long-lived assets, or asset groups, are tested for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, and exceeds its fair market value. This circumstance exists if the carrying amount of the assets in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset, or asset group. The impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value as determined by the discounted cash flow or in the case of negative cash flow, an independent market appraisal of the asset, or asset group.

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

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations for the first three months of fiscal 2009 was $5.0 million and resulted from net income before depreciation and non-cash equity based compensation expense. The positive cash flow from earnings for the quarter was further enhanced by a $2.3 million decrease in accounts receivable due to improved collection, which more than off-set a small increase in inventory and a pay down of current liabilities. Net cash provided by operations for the first quarter of fiscal 2008 was $1.5 million and resulted from net income before depreciation and non cash equity based compensation. The positive cash flow from earnings in the first quarter of fiscal 2008 was partially offset by a $2.0 million increase in inventory and accounts receivable and a $3.7 million pay down of accounts payable and accrued expenses.

Net cash used in investing activities in the first three months of fiscal 2009 was $42.0 million and consisted of $7.1 million provided by the maturity of marketable debt securities, $1.8 million used to pay for capital additions and $47.3 million used to pay for the acquisitions of M.S. Kennedy and Unicircuit, net of the cash received in both transactions. Net cash provided by investing activities in the first three months of fiscal 2008 was $9.8 million and consisted of $14.1 million provided by the maturities of marketable debt securities, net of $4.3 million used for capital additions.

Net cash provided by financing activities in the first three months of fiscal 2009 was $43.7 million and consisted of borrowings of $49.8 million under the Company's revolving declining line of credit to finance the acquisitions of M.S. Kennedy and Unicircuit, net of $1.2 million used to pay off an acquired mortgage and $5.0 million used to purchase 471,000 treasury shares. Net cash used by financing activities was $12.0 million in the first three months of fiscal 2008 and consisted of $12.3 million used to purchase 864,000 shares of treasury stock, net of $310,000 of cash and tax benefits provided by the exercise of stock options.

During the remainder of fiscal 2009, the Company anticipates that its main cash requirement will be for capital expenditures, possible continued repurchase of the Company's common stock and the $9.8 million principal payment on its line of credit due in July 2009. Capital expenditures for the remainder of fiscal 2009 are expected to total between $7.0 - $8.0 million and will be funded from existing cash and investments.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transaction under the current Board authorization, depending on market conditions. At September 30, 2008, there were approximately 1.1 million shares remaining under the current Board repurchase authorization.

At September 30, 2008, the Company had approximately $44.8 million in cash, cash equivalents, and marketable securities. The Company has had positive operating cash flow for over ten years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

                                                      Less
                                       Total        Than 1 Yr.    2 - 3 Yrs.      4 - 5 Yrs.   Over 5 Yrs.
                                       -----        ----------    ----------      ----------   -----------
Payment Due by Period
Contractual obligations
Debt and interest payments.......  $52,230,240     $10,278,240   $20,976,000     $20,976,000             -
Operating leases -- facilities...    3,330,082         436,810     1,347,840       1,347,840      $197,592
Deferred compensation............    1,019,153         251,560       627,492         140,101             -

Recent Accounting Pronouncements

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

As of September 30, 2008, the Company had cash, cash equivalents and marketable securities of $44.8 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from September 30, 2008 rates, or 0.35%, would have reduced net income and cash flow by approximately $39,000, or $.003 per diluted share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rate will reduce the Company's interest income.

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

These known risks and uncertainties include, but are not limited to: the Company's ability to successfully integrate the MSK and Unicircuit acquisitions, including but not limited to; the timely installation of appropriate financial controls; unknown liabilities not identified during due diligence; not realizing the expected benefits of the acquisitions, including the realization of the accretive effects from the acquisitions; the Company's increased indebtedness after the acquisitions, and the unanticipated loss of key management employees. Other non-acquisition related risks and uncertainties include: the Company's ability to timely ramp up to meet some of our customers' increased demands; unanticipated delays in successfully completing customer orders within contractually required timeframes; unanticipated penalties resulting from failure to meet contractually imposed delivery schedules; unanticipated costs and damages resulting from replacement or repair of products found to include latent defects; increased pricing pressure from our customers; decreased capital expenditures by wireless service providers due to general credit market conditions; the possibility that the Company may be unable to successfully execute its business strategies or achieve its operating objectives, generate revenue growth or achieve profitability expectations; successfully securing new design wins from our OEM customers, reliance on a limited number of key component suppliers, unpredictable difficulties or delays in the development of new products; the ability to successfully transition the production of resistive products from the Company's Salem, New Hampshire facility to the Company's Suzhou China facility; order cancellations or extended postponements; the risks associated with any technological shifts away from the Company's technologies and core competencies; unanticipated impairments of assets including investment values and goodwill; diversion of defense spending away from the Company's products and or technologies due to on-going military operations; and litigation involving antitrust, intellectual property, environmental, product warranty, product liability, and other issues; an unanticipated material increase in the interest rates may adversely affect the Company results of operation. In addition, recent government actions to stabilize credit markets and financial institutions may not be effective and could materially and adversely effect our business, financial condition and results of operations. You are encouraged to review Anaren's 2008 Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and exhibits to those Reports filed with the Securities and Exchange Commission to learn more about the various risks and uncertainties facing Anaren's business and their potential impact on Anaren's revenue, earnings and stock price. Unless required by law, Anaren disclaims any obligation to update or revise any forward-looking statement.

Item 4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Senior Vice President-Finance ("the Certifying Officers") as of September 30, 2008. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

B. Changes in Internal Control Over Financial Reporting There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

The Company is exposed to certain risk factors that may affect operations and/or financial results. The significant factors known to the Company are described in the Company's most recently filed Annual Report on Form 10-K. There have been no material changes from the risk factors as previously disclosed in the Company's Annual Report on Form 10-K, other than recent government actions to stabilize credit markets and financial institutions may not be effective and could materially and adversely effect the Company's business, financial condition and results of operations. The revolving credit facility with Key Bank carries a variable interest rate obligation, and therefore unanticipated material increases in the interest rates may adversely affect the Company's results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On November 5, 2007, the Board of Directors increased by an additional 2,000,000 the number of shares that the Company was authorized to repurchase in open market or by privately negotiated transactions through its previously announced stock repurchase program. The program (originally announced on March 5, 2001), which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On September 30, 2008, 1.1 million shares remained authorized for purchase, depending on market conditions.

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
         Period              Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                            Shares (or Units)     per Share (or Unit)      Shares (or Units)     Approximate Dollar
                                Purchased                                Purchased as Part of   Value) of Shares (or
                                                                          Publicly Announced     Units) that May Yet
                                                                           Plans or Programs     Be Purchased Under
                                                                                                the Plans or Programs
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
July 2008                                     0                       -                      0              1,547,341
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
August 2008                             120,000                   10.33                      0              1,427,341
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
September 2008                          351,242                   10.74                      0              1,076,099
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Total                                   471,242                   10.64                      0                      -
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 6. Exhibits

        31   Rule 13a-14(a) Certifications

        32   Section 1350 Certifications

Exhibit
No.       Exhibit Description
--------  ----------------------------------------------------------------------
2.1 Agreement and Plan of Merger, dated August 18, 2008, among Anaren, Inc., Anaren Acquisition, Inc., Unicircuit, and the individual Stockholders' Agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 20, 2008).

10.1 Stock Purchase Agreement, dated July 30, 2008, among Anaren, Inc., M.S. Kennedy Corp., and the individual shareholders and sellers' representative party thereto (incorporated by reference to Exhibit
          10.1 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2008).

10.2 Loan Agreement, dated July 31, 2008, between Anaren, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2008).

10.3 Promissory Note, dated July 31, 2008, executed by Anaren, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2008).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Anaren, Inc.
                                        ------------
                                        (Registrant)

Date:  November 10, 2008                /s/Lawrence A. Sala
                                        -------------------------------------
                                        Lawrence A. Sala
                                        President & Chief Executive Officer

Date:  November 10, 2008                /s/George A. Blanton
                                        -------------------------------------
                                        George A. Blanton
                                        Sr. Vice President, Chief Financial
                                        Officer and Treasurer