Form 10-Q
period 2008-12-31
ANAREN  INC
filed 2009-02-09
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission file number 0-6620

                                  ANAREN, INC.
             (Exact name of registrant as specified in its Charter)

                New York                                 16-0928561
                --------                                 ----------
         (State of incorporation)            (I.R.S Employer Identification No.)

         6635 Kirkville Road                 13057
         East Syracuse, New York             (Zip Code)
         -----------------------             ----------
         (Address of principal
         executive offices)

Registrant's telephone number, including area code: 315-432-8909


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Check One:  Large accelerated filer __           Accelerated filer X

            Non-accelerated filer __             Smaller reporting company __

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

      The number of shares of Registrant's Common Stock outstanding on February 2, 2009 was 14,526,817.

                                  ANAREN, INC.
                                    FORM 10-Q
                                      INDEX

   PART I - FINANCIAL INFORMATION                                       Page No.
   ------------------------------                                       --------

       Item 1.    Financial Statements

                  Consolidated Condensed Balance Sheets as of               3
                  December 31, 2008 and June 30, 2008 (unaudited)

                  Consolidated Condensed Statements of Earnings             4
                  for the Three Months Ended December 31,
                  2008 and 2007 (unaudited)

                  Consolidated Condensed Statements of Earnings             5
                  for the Six Months Ended December 31,
                  2008 and 2007 (unaudited)

                  Consolidated Condensed Statements of Cash Flows           6
                  for the Six Months Ended December 31,
                  2008 and 2007 (unaudited)

                  Notes to Consolidated Condensed Financial                 7
                  Statements (unaudited)

       Item 2.    Management's Discussion and Analysis                     19
                  of Financial Condition and Results of Operations

       Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                              26

       Item 4.    Controls & Procedures                                  26 - 27

PART II - OTHER INFORMATION
---------------------------

       Item 1A.   Risk Factors                                             27

       Item 4.    Submission of Matters to a Vote of Security Holders      27

       Item 6.    Exhibits                                                 27

   Officer Certifications                                                28 - 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ANAREN, INC.
                      Consolidated Condensed Balance Sheets
                       December 31, 2008 and June 30, 2008
                                   (Unaudited)

                 Assets                                               December 31, 2008          June 30, 2008
Current assets:
    Cash and cash equivalents                                           $  24,885,454            $  10,710,825
    Securities held to maturity                                            16,451,906               21,073,929
    Receivables, less allowances of $442,235 and $419,305
      at December 31, 2008 and June 30, 2008, respectively                 26,636,284               23,101,590
    Inventories                                                            38,610,295               26,981,367
    Other receivables                                                       1,358,628                1,505,162
    Prepaid expenses                                                          817,998                1,152,148
    Income tax receivable                                                     742,287                     --
    Deferred income taxes                                                   1,673,895                1,645,955
    Other current assets                                                      794,808                  610,981
                                                                        -------------            -------------
                Total current assets                                      111,971,555               86,781,957

Securities available for sale                                                 900,000                  314,200
Securities held to maturity                                                 3,136,195               11,993,768
Property, plant and equipment, net                                         55,259,370               42,266,431
Deferred income taxes                                                          30,068                   31,159
Goodwill                                                                   40,424,164               30,715,861
Other intangible assets, net                                               13,895,003                     --
                                                                        -------------            -------------
                Total assets                                            $ 225,616,355            $ 172,103,376
                                                                        =============            =============

      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
    Current portion of long-term debt                                   $   9,800,000            $        --
    Accounts payable                                                        8,676,375                9,160,496
    Accrued expenses                                                        3,088,507                2,581,074
    Customer advance payments                                                 861,816                1,259,001
    Other current liabilities                                               3,912,685                2,618,422
                                                                        -------------            -------------
                Total current liabilities                                  26,339,383               15,618,993

Long-term debt                                                             40,000,000                     --
Deferred income taxes                                                       3,019,611                  813,720
Pension and postretirement benefit obligation                               3,546,639                3,314,739
Other liabilities                                                           1,506,650                1,492,268
                                                                        -------------            -------------
                Total liabilities                                          74,412,283               21,239,720
                                                                        -------------            -------------

Stockholders' equity:
    Common stock of $.01 par value.  Authorized
       200,000,000 shares; issued 27,777,740 shares
       at December 31, 2008 and 27,393,094 at June 30, 2008                   277,777                  273,930
    Additional paid-in capital                                            194,566,870              192,313,860
    Retained earnings                                                      97,465,640               94,540,282
    Accumulated other comprehensive loss                                     (171,812)                (343,990)
                                                                        -------------            -------------
                                                                          292,138,475              286,784,082
    Less cost of 13,251,423 treasury shares
      at December 31, 2008 and 12,780,181 at June 30, 2008                140,934,403              135,920,426
                                                                        -------------            -------------
                Total stockholders' equity                                151,204,072              150,863,656
                                                                        -------------            -------------
                Total liabilities and stockholders' equity              $ 225,616,355            $ 172,103,376
                                                                        =============            =============

See accompanying notes to unaudited consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                           December 31, 2008 and 2007
                                   (Unaudited)

                                                December 31, 2008       December 31, 2007
                                                -----------------       -----------------
Net sales                                          $ 41,442,845            $ 32,367,982

Cost of sales                                        29,144,274              21,967,487
                                                   ------------            ------------
        Gross profit                                 12,298,571              10,400,495
                                                   ------------            ------------

Operating expenses:
        Marketing                                     2,051,649               1,775,816
        Research and development                      3,023,410               2,286,673
        General and administrative                    4,972,357               3,363,262
                                                   ------------            ------------
              Total operating expenses               10,047,416               7,425,751
                                                   ------------            ------------

Operating income                                      2,251,155               2,974,744

Other income, primarily interest                        306,981                 598,366
Interest expense                                       (622,455)                 (9,796)
                                                   ------------            ------------
        Total other (expense) income               $   (315,474)           $    588,570
                                                   ------------            ------------

Income before income tax expense                      1,935,681               3,563,314

Income tax expense                                      352,000               1,012,000
                                                   ------------            ------------

Net income                                         $  1,583,681            $  2,551,314
                                                   ------------            ------------

Basic earnings per share                                  $0.11                   $0.17
                                                          -----                   -----

Diluted earnings per share                                $0.11                   $0.17
                                                          -----                   -----

Shares used in computing net earnings per share:

        Basic                                        13,803,554              14,714,479
                                                   ============            ============
        Diluted                                      13,974,313              14,993,433
                                                   ============            ============

See accompanying notes to unaudited consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                                Six Months Ended
                           December 31, 2008 and 2007
                                   (Unaudited)

                                                December 31, 2008      December 31, 2007
                                                -----------------      -----------------
Net sales                                          $ 79,567,313           $ 64,458,174

Cost of sales                                        55,744,607             43,538,693
                                                   ------------           ------------
        Gross profit                                 23,822,706             20,919,481
                                                   ------------           ------------

Operating expenses:
        Marketing                                     4,145,165              3,533,183
        Research and development                      6,107,977              4,889,991
        General and administrative                    9,392,295              6,725,506
                                                   ------------           ------------
              Total operating expenses               19,645,437             15,148,680
                                                   ------------           ------------

Operating income                                      4,177,269              5,770,801

Other income, primarily interest                        710,351              1,348,409
Interest expense                                       (888,262)               (46,432)
                                                   ------------           ------------
        Total other (expense) income               $   (177,911)          $  1,301,977
                                                   ------------           ------------

Income before income tax expense                      3,999,358              7,072,778

Income tax expense                                    1,074,000              1,816,000
                                                   ------------           ------------

Net income                                         $  2,925,358           $  5,256,778
                                                   ------------           ------------

Basic earnings per share                                  $0.21                  $0.34
                                                          -----                  -----

Diluted earnings per share                                $0.21                  $0.34
                                                          -----                  -----

Shares used in computing net earnings per share:

        Basic                                        13,967,191             15,378,406
                                                   ============           ============
        Diluted                                      14,121,072             15,679,369
                                                   ============           ============

See accompanying notes to unaudited consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                                Six Months Ended
                           December 31, 2008 and 2007
                                   (Unaudited)

                                                                                December 31, 2008       December 31, 2007
Cash flows from operating activities:                                           -----------------       -----------------
     Net income                                                                    $  2,925,358            $  5,256,778
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
         Depreciation                                                                 3,923,765               3,378,113
         Amortization                                                                   915,884                 333,150
         Loss on disposal of fixed assets                                                (3,791)                     --
         Deferred income taxes                                                         (528,000)               (616,000)
         Stock-based compensation                                                     2,051,217               1,838,262
         Changes in operating assets and liabilities:
           Receivables                                                                2,885,890                (858,427)
           Inventories                                                                 (487,370)             (2,747,012)
           Other receivables                                                            162,052                (555,683)
           Prepaids and other current assets                                           (256,133)                284,153
           Accounts payable                                                          (1,997,511)               (534,062)
           Accrued expenses                                                            (473,339)             (1,596,675)
           Income taxes                                                                (742,287)               (306,369)
           Customer advance payments                                                   (637,343)              1,273,399
           Other liabilities                                                           (464,902)              2,015,715
           Pension and postretirement benefit obligation                                231,900                 190,000
                                                                                   ------------            ------------
     Net cash provided by operating activities                                        7,505,390               7,355,342
                                                                                   ------------            ------------
Cash flows from investing activities:
     Capital expenditures                                                            (3,635,771)             (7,108,022)
     Payment for purchase of M.S. Kennedy Corp. and
        Unicircuit, Inc.                                                            (47,295,874)                     --
     Maturities of held to maturity and available for sale securities                16,909,199              57,761,650
     Purchases of held to maturity and available for sale securities                 (3,130,490)            (32,324,160)
                                                                                   ------------            ------------
             Net cash (used in) provided by investing activities                    (37,152,936)             18,329,468
                                                                                   ------------            ------------
Cash flows from financing activities:
     Stock options exercised                                                            204,401                 538,941
     Proceeds from revolving credit note                                             49,800,000                      --
     Payment on mortgage payable                                                     (1,209,574)                     --
     Excess tax benefit from exercise of stock options                                   27,946                 106,110
     Purchase of treasury stock                                                      (5,013,977)            (27,491,278)
                                                                                   ------------            ------------
             Net cash provided by (used in) financing activities                     43,808,796             (26,846,227)
                                                                                   ------------            ------------
     Effect of exchange rates on cash                                                    13,379                  58,616
                                                                                   ------------            ------------
             Net increase (decrease) in cash and cash equivalents                    14,174,629              (1,102,801)
Cash and cash equivalents at beginning of period                                     10,710,825               7,912,276
                                                                                   ------------            ------------
Cash and cash equivalents at end of period                                         $ 24,885,454            $  6,809,475
                                                                                   ============            ============

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                    $    288,271            $     46,432
                                                                                   ============            ============
       Income taxes, net of refunds                                                $  2,075,500            $  1,296,252
                                                                                   ============            ============
Non-cash investing and financing activities:
       Fixed asset purchases included in accounts payable                          $    880,022            $    522,296
                                                                                   ============            ============
     Fair value of assets acquired, including cash acquired                        $ 58,837,184            $         --
     Liabilities assumed                                                             (7,805,662)                     --
     Net assets acquired                                                             51,031,522                      --
     Less -- direct acquisition costs                                                  (573,967)                     --
     Less -- cash acquired                                                           (2,556,681)                     --
     Less -- additional consideration accrued but not yet paid                         (605,000)                     --
     Net cash paid for purchases of businesses                                     $(47,295,874)           $         --
                                                                                   ============            ============

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion  of  management,  necessary  for a fair  presentation  of the  financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2009, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the six months ended December 31, 2008 and 2007 are based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2009.

During the second quarter ended December 31, 2008, the Company recorded a correction of an over accrued amount in its commission accrual for the amount of $275,000. This correction was recorded to the Marketing line on the Consolidated Condensed Statements of Earnings (unaudited) for the three and six months ended December 31, 2008. The company assessed the error on prior years and quarters for over recording an accrual for commissions, and based on SEC Staff Accounting Bulleting (SAB) 99 and SAB 108, the error was determined to be immaterial for a restatement of any prior filing, and was corrected in this filing.

(1) Acquisitions

Acquisition of MSK

On August 1, 2008, the Company completed the acquisition of M.S. Kennedy, Corp. ("MSK"), located in Syracuse, New York. The transaction was accounted for under the purchase method of accounting, and the results of MSK's operations have been included in the Company's consolidated financial statements since that date. MSK is a leading provider of high performance analog microelectronics to the Defense and Space markets and is a leading designer and producer of custom analog hybrids, power hybrids, and multi-chip modules. MSK offers broad electronic component design, packaging, and integration capability. MSK was integrated into Anaren's existing Space & Defense Group.

The Company acquired MSK for a purchase price of $28.6 million, with an additional $0.3 million in transaction costs. The Company financed this transaction through a five year, $50.0 million revolving debt facility (note
11). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of MSK.

The following table summarizes the Company's estimated fair values of the assets acquired and liabilities assumed in the MSK acquisition at the date of acquisition. The allocation of the purchase price is preliminary and subject to change. Estimated fair values at August 1, 2008, are as follows:

  Current assets                                                   $13,605,381
  Property, plant and equipment                                      4,016,000
  Goodwill                                                           1,595,316
  Intangible assets                                                 10,630,000
  Other assets                                                         975,000
                                                                   -----------
        Total assets acquired                                       30,821,697

  Current liabilities                                                1,952,437
  Long-term liabilities                                                     --
                                                                   -----------
     Total liabilities assumed                                       1,952,437
                                                                   -----------

  Net assets acquired                                              $28,869,260
                                                                   ===========

The tradename included in the intangible assets is not subject to amortization. The goodwill and intangible assets related to this transaction, exclusive of the tradename, are deductible for tax purposes.

Acquisition of Unicircuit

On August 29, 2008, the Company completed the acquisition of Unicircuit Inc. located in Littleton, Colorado. The transaction was accounted for under the purchase method of accounting, and the results of Unicircuit's operations have been included in the Company's consolidated financial statements since that date. Unicircuit is a manufacturer of printed circuit boards (PCB) used in various military and aerospace applications. Unicircuit is a leader in high frequency PCB technology and will enhance the Company's ability to capture integrated microwave assembly opportunities in the defense, satellite and aerospace markets. Unicircuit was integrated into Anaren's existing Space & Defense Group.

The Company acquired Unicircuit, Inc. for a purchase price of $21.9 million, with an additional $0.3 million in transaction costs. The Company financed this transaction by utilizing its existing five year, $50.0 million revolving debt facility (note 11). In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of Unicircuit.

The following table summarizes the Company's estimated fair values of the assets acquired and liabilities assumed in the Unicircuit transaction at the date of acquisition. The allocation of the purchase price is preliminary and subject to change. Estimated fair values at August 29, 2008, are as follows:

  Current assets                                                   $ 6,723,180
  Property, plant and equipment                                      8,914,288
  Goodwill                                                           8,089,652
  Intangible assets                                                  3,980,000
  Other assets                                                         285,033
                                                                   -----------
        Total assets acquired                                       27,992,153

  Current liabilities                                                1,895,057
  Long-term liabilities                                              3,958,169
                                                                   -----------
     Total liabilities assumed                                       5,853,226

  Net assets acquired                                              $22,138,927
                                                                   ===========

The goodwill and intangible assets related to this transaction are not deductible for tax purposes.

Intangible Assets - The purchase price for the M.S. Kennedy and Unicircuit acquisitions was allocated to specific intangible assets on a preliminary basis as follows:

                                                                Weighted
                                                 Fair            average
                                                 value         amortization
                                                assigned       period (years)
     Amortizing intangible assets:
        Customer relationships               $   5,980,000               10
        Developed technology                     4,210,000                5
        Non-competition agreements               1,330,000                4
                                             -------------
           Total                             $  11,520,000

     Non-amortizing intangible assets:
        Tradenames                               3,090,000               --
                                             -------------
           Total                                 3,090,000
                                             -------------
     Total intangible assets                 $  14,610,000
                                             =============

Customer relationships are expected to produce meaningful economic benefits for at least 15 years, with the vast majority of the benefits on a present value basis (approximately 95%) expected to be received in the first 10 years.

The developed technology is expected to produce meaningful economic benefits for as much as 10 years. The vast majority of the benefits are expected to be realized in 5 years.

The tradename is considered indefinite and will not be amortized until a decision is made in the future to abandon it or if information indicates the life of the asset becomes definite.

The noncompetition agreements are amortized over their contractual life of 4 years.

The following table sets forth the unaudited pro forma results of operations of the Company for the three and six months ended December 31, 2008 and 2007, as if the M.S. Kennedy and the Unicircuit acquisition transactions occurred at the beginning of each fiscal year.

                                                      For the Three Months
                                                       Ended December 31,
                                                     2008              2007
                                                ---------------   --------------
Net sales                                       $    41,442,845   $   43,897,310
Income before income tax expense                $     4,221,854   $    6,133,927
Net income                                      $     3,869,854   $    4,222,213
Earnings per share:
   Basic                                        $          0.28   $         0.29
   Diluted                                      $          0.28   $         0.28
Weighted average common shares outstanding:
   Basic                                             13,803,554       14,714,479
   Diluted                                           13,974,313       14,993,433

                                                       For the Six Months
                                                       Ended December 31,
                                                     2008              2007
                                                ---------------   --------------
Net sales                                       $    84,020,682   $   85,209,334
Income before income tax expense                $     8,160,670   $   10,100,676
Net income                                      $     6,231,386   $    7,067,412
Earnings per share:
   Basic                                        $          0.45   $         0.46
   Diluted                                      $          0.44   $         0.45
Weighted average common shares outstanding:
   Basic                                             13,967,191       15,378,406
   Diluted                                           14,121,072       15,679,369

The pro forma results are presented for illustrative purposes only and do not include expenses that resulted from purchase accounting or from the revolving credit note (inventory and fixed asset step-up expenses, intangible amortization, or interest expense) for the three and six months ended December 31, 2008. Certain cost savings have resulted or may result from the acquisition transactions, although there can be no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition transactions have occurred as of the dates indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

(2) Equity-based Compensation

The components of equity-based compensation expense in the statements of earnings are as follows:

                                         Three Months Ended        Six Months Ended
                                             December 31             December 31
                                           2008       2007         2008        2007
Stock option                             $408,222   $573,254   $  956,777   $1,167,676
Restricted stock                          577,278    368,870    1,094,440      670,586
                                         --------   --------   ----------   ----------
     Stock-based compensation expense    $985,500   $942,124   $2,051,217   $1,838,262
                                         ========   ========   ==========   ==========

In the three and six months ending December 31, 2008, 0 and 345,391 shares of restricted stock with an aggregate value of $0 and $3,145,949 were issued, respectively, with a vesting period of 1 to 4 years.

(3) Securities

The amortized cost and fair value of securities are as follows:

                                                            December 31, 2008 2006
                                           ---------------------------------------------------------
                                                             Gross         Gross
                                            Amortized      unrealized    unrealized
                                              cost           gains         losses         Fair value
                                           -----------      --------      --------       -----------
Securities available-for-sale:
   Auction rate securities                 $   975,000      $     --      $(75,000)      $   900,000
                                           -----------      --------      --------       -----------
     Total securities available-for-sale   $   975,000      $     --      $(75,000)      $   900,000
                                           ===========      ========      ========       ===========
Securities held to maturity:
   Municipal bonds                         $19,387,860      $240,926      $     --       $19,628,786
   Commercial paper                                 --            --            --                --
   Corporate bonds                             200,241           473            --           200,714
   Federal agency bonds                             --            --            --                --
                                           -----------      --------      --------       -----------
     Total securities held to maturity     $19,588,101      $241,399      $     --       $19,829,500
                                           ===========      ========      ========       ===========

                                                               June 30, 2008 2006
                                           ---------------------------------------------------------
                                                             Gross         Gross
                                            Amortized      unrealized    unrealized
                                              cost           gains         losses         Fair value
                                           -----------      --------      --------       -----------
Securities available-for-sale:
   Auction rate securities                 $   500,000      $     --     $(185,800)      $   314,200
                                           -----------      --------     ---------       -----------
     Total securities available-for-sale   $   500,000      $     --     $(185,800)      $   314,200
                                           ===========      ========     =========       ===========
Securities held to maturity:
   Municipal bonds                         $32,566,511      $246,941     $      --       $32,813,452
   Commercial paper                                 --            --            --                --
   Corporate bonds                             201,320         1,024            --           202,344
   Federal agency bonds                        299,866           323            --           300,189
                                           -----------      --------     ---------       -----------
     Total securities held to maturity     $33,067,697      $248,288     $      --       $33,315,985
                                           ===========      ========     =========       ===========

Amortization expense relating to the net discounts and premiums on securities held to maturity for the three and six months ending December 31, 2008 and 2007 amounted to $90,216 and $143,942, and $200,887 and $295,650.

Contractual maturities of marketable debt securities held to maturity at June 30 are summarized as follows:

                                                           December 31, 2008                 June 30, 2008
                                                       -----------------------------------------------------------
                                                                          Fair                            Fair
                                                        Amortized        market         Amortized        market
                                                          Cost            value           Cost            value
                                                       -----------     -----------     -----------     -----------
Within one year                                        $16,451,906     $16,649,400     $21,073,929     $21,147,444
One year to five years                                   3,136,195       3,180,100      11,993,768      12,168,541
                                                       -----------     -----------     -----------     -----------
   Total                                               $19,588,101     $19,829,500     $33,067,697     $33,315,985
                                                       ===========     ===========     ===========     ===========

Contractual maturities of auction rate securities available for sale are summarized as follows:

                                                           December 31, 2008                 June 30, 2008
                                                       -----------------------------------------------------------
                                                                          Fair                            Fair
                                                        Amortized        market         Amortized        market
                                                          Cost            value           Cost            value
                                                       -----------     -----------     -----------     -----------
Within one year                                              $     --     $     --        $     --        $     --
One year to five years                                        975,000      900,000         500,000         314,200
                                                             --------     --------        --------        --------
   Total                                                     $975,000     $900,000        $500,000        $314,200
                                                             ========     ========        ========        ========

At December 31, 2008, the Company held an auction rate security ("ARS") amounting to $0.9 million. The assets underlying this investment are primarily student loans which are AAA rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Historically, this security has provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 30 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these ARS than we would have otherwise. Although we have been receiving interest payments at these rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for this ARS investment is in 2038.

As a result of the auction failures, this ARS does not have a readily determinable market value. The Company calculated a preliminary estimate at December 31, 2008 and August 1, 2008 (purchase date of M.S. Kennedy) based on broker and trader data that was available. The Company is working on a formal analysis to determine the security's value and will adjust the preliminary estimate that was made through purchase accounting when the analysis is complete.

At December 31, 2008, the estimated fair value of this ARS was $0.1 million ($0.1 million, net of tax effect) less than its cost basis recorded at the purchase date. Based primarily on the period of time and the extent of the impairment, as well as our ability to hold this security for an extended period of time without materially affecting our liquidity needs, we concluded it was temporary and recorded it to accumulated other comprehensive income on the accompanying Consolidated Condensed Balance Sheet at December 31, 2008.

To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, they have been classified as non-current assets on our Consolidated Condensed Balance Sheet at December 31, 2008.

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

Relative to SFAS 157, the FASB issued FASB Staff Positions ("FSP") FAS 157-1, FAS 157-2, and FAS 157-3. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases" (SFAS 13), and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. FSP FAS 157-3 clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued.

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

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2008:

                                                                        Significant other   Significant
                                Total Carrying       Quoted prices in      observable       unobservable
                                   Value at          active markets          inputs            inputs
                               December 31, 2008       (Level 1)            (Level 2)         (Level 3)
                               -----------------       ---------            ---------         ---------

Available for sale
   securities                      $ 900,000            $   --                $   --         $  900,000

Valuation Techniques. The Company's available for sale securities include debt securities that are traded in an inactive market. They are based on unobservable inputs based on our own assumptions used to measure security at fair value and are classified within Level 3 of the valuation hierarchy.

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

(5) Goodwill

The changes in the carrying amount of goodwill for the three and six months ended December 31, 2008, are as follows:

Balance, June 30, 2008                                               $30,715,861
Preliminary purchase accounting allocations                            9,706,106
                                                                     -----------
Balance, September 30, 2008                                          $40,421,967
                                                                     -----------
Adjustments to preliminary purchase accounting allocations                 2,197
                                                                     -----------
Balance, December 31, 2008                                           $40,424,164
                                                                     -----------

The Company's accounting allocations totaling $9.7 million consist primarily of preliminary purchase accounting allocations associated with the M.S. Kennedy Corp. acquisition of $1.6 million and purchase accounting allocations associated with the acquisition of Unicircuit, Inc. of $8.1 million. All of the purchase accounting allocations made in the three and six months ending December 31, 2008 relate to the Space and Defense Group.

No events during the three and six months ending December 31, 2008 have occurred that would require an impairment test.

(6) Intangible Assets

The major components of intangible assets are as follows:

                                                 December 31, 2008           June 30, 2008
                                              Gross           Net          Gross          Net
                                             Carrying       Carrying      Carrying     Carrying
                                              Amount         Amount        Amount       Amount
Amortizable intangible assets:
   Customer relationships (10 years)      $ 5,980,000     $ 5,750,418    $      --   $        --
   Developed technology (5 years)           4,210,000       3,859,167
   Non-competition agreements (4 years)     1,330,000       1,195,418
                                          -----------     -----------
      Total                               $11,520,000      10,805,003    $      --            --

Nonamortizable intangible assets:
   Tradenames                                               3,090,000                         --
                                                          -----------
      Total                                                 3,090,000                         --
                                                          -----------
Total intangible assets                                   $13,895,003                $        --
                                                          ===========                ===========

Intangible asset amortization expense for the three and six month period ended December 31, 2008 and 2007 aggregated $443,123 and $714,997, and $0 and $37,500, respectively. The June 30, 2008 table was updated to reflect fully amortized intangibles that have no net value at June 30, 2008. Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense.

Estimated amortization expense for the remaining six months of fiscal 2009 and for each of the five succeeding fiscal years and thereafter is as follows:

2009                                                                  $  886,246
2010                                                                  $1,772,492
2011                                                                  $1,772,492
2012                                                                  $1,772,492
2013                                                                  $1,471,678
2014                                                                  $  668,163
Thereafter                                                            $2,461,440

The intangible assets at December 31, 2008 are subject to final purchase accounting adjustments, and estimates recorded during fiscal 2009 may need to be adjusted.

(7) Inventory

Inventories are summarized as follows:

                                      December 31, 2008       June 30, 2008
                                      -----------------       -------------

            Component parts              $21,880,888           $14,277,256
            Work in process               12,268,189             9,077,429
            Finished goods                 4,461,218             3,626,682
                                         -----------           -----------
              Total                      $38,610,295           $26,981,367
                                         ===========           ===========

(8) Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                             December 31, 2008   June 30, 2008
                                             -----------------   -------------

            Land and land improvements          $ 5,260,067       $ 4,157,617
            Construction in process               5,153,892         3,022,085
            Buildings, furniture and fixtures    31,185,161        25,241,565
            Machinery and equipment              55,730,648        48,383,137
                                                -----------       -----------
                                                $97,329,768       $80,804,404
            Less accumulated depreciation        42,070,398        38,537,973
                                                -----------       -----------
                                                $55,259,370       $42,266,431
                                                ===========       ===========

(9) Accrued Expenses

Accrued expenses consist of the following:

                                         December 31, 2008      June 30, 2008
                                         -----------------      -------------
            Compensation                     $1,858,700           $1,400,574
            Commissions                         678,495              805,496
            Health insurance and other          551,312              375,004
                                             ----------           ----------
                                             $3,088,507           $2,581,074
                                             ==========           ==========

(10)  Other Liabilities

Other liabilities consist of the following:

                                      December 31, 2008        June 30, 2008
                                      -----------------        -------------

         Deferred compensation            $1,526,848            $1,504,676
         Accrued lease                       894,849               890,980
         Income taxes                      1,095,000               510,000
         Warranty                            629,535               854,536
         Interest                            599,991                    --
         Other                               673,113               350,498
                                          ----------            ----------
                                           5,419,336             4,110,690
         Less current portion              3,912,686             2,618,422
                                          ----------            ----------
                                          $1,506,650            $1,492,268
                                          ==========            ==========

In fiscal year 2004, the Company began accruing for a deferred compensation agreement that the Company entered into with an employee in March 2004, and extended the agreement in May 2007. During fiscal year 2008, the Company entered into a final agreement with this employee. Under the terms of this contract, the Company has agreed to pay the present valued amount of approximately $0.7 million to this employee beginning in January 2009. This agreement was amended in December 2008 and the employee was paid the $0.7 million during January 2009.

(11) Debt

The following table summarizes the long-term debt of the Company as of December 31, 2008 and June 30, 2008:

                                                  December 31,       June 30,
                                                     2008              2008
                                                 ------------      -----------
      Revolving credit note                      $ 49,800,000      $        --

      Less current maturities                      (9,800,000)              --
                                                 ------------      -----------
       Long-term debt, less current maturities   $ 40,000,000      $        --
                                                 ============      ===========

The following table summarizes the payments to be made on the long-term debt of the Company for the remaining of 2009 and for the next five years:

2009                                                                 $        --
2010                                                                 $ 9,800,000
2011                                                                 $10,000,000
2012                                                                 $10,000,000
2013                                                                 $10,000,000
2014                                                                 $10,000,000

On July 31, 2008, the Company entered into a loan agreement (the "Agreement") with KeyBank National Association. The Agreement consists of a $50,000,000 revolving credit note (the "Note"), for which principal amounts are due on August 1, 2009, and on each anniversary date thereafter through July 31, 2013 in accordance with the above schedule. Availability of credit under the Note declines 20% annually on each anniversary date and any outstanding principal balance in excess of the new line limit is due and payable at that time. The Agreement and the Promissory Note are guaranteed by three of the Company's domestic subsidiaries, as well as, an assignment of the Company's interest in its foreign subsidiary.

Borrowings under this Note, at the Company's choice, bear interest at the LIBOR, plus 100 to 425 basis points, or at the Lender's Prime Rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the six months ended December 31, 2008, the weighted average interest rate on the outstanding borrowings was 4.16%.

Borrowings under the Agreement are subject to certain financial and operating covenants. The Company was in compliance with covenants as of December 31, 2008.

The Company is also required to pay a commitment fee between 0.20 - 0.35% per annum on the unused portion of the Note. Available borrowing capacity under the Note was $200,000 at December 31, 2008.

(12) Income Taxes

As discussed in note 1, during the six months ending December 31, 2008, the Company completed the acquisition of two subsidiaries. As a result of acquired unrecognized tax benefits, the Company recognized an increase in unrecognized tax benefits of $480,000. The acquired unrecognized tax benefits are recorded in other long-term liabilities in the Company's condensed consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date.

Income taxes for the second quarter of fiscal 2009 were $352,000 representing an effective tax rate of 18.2%. This compares to income tax expense of $1,012,000 for the second quarter of fiscal 2008, representing an effective tax rate of 28.4%. This decrease primarily resulted from the reinstatement of the Federal Research and Experimentation credit retroactive to January 1, 2008, resulting in a one-time benefit of $265,000. The effective tax rate for fiscal 2009 is now expected to be approximately 31.0%.

As a result of the reinstatement of the Federal Research and Experimentation credit, the Company recognized an increase in unrecognized tax benefits of $95,000. The Company is subject to income tax examinations for its U.S. federal and foreign income taxes for the fiscal years 2005 through 2008, and for state and local taxes for the fiscal years 2002 through 2008. Various state income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company's unrecognized tax benefits will increase or decrease within the next twelve months as a result of these examinations or the expiration of the statutes of limitations. At this time an estimate of the range of reasonably possible outcomes cannot be made.

(13) Earning Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding, as well as dilutive potential shares of common stock which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 2,128,836 and 1,183,120 for the three and six months ending December 31, 2008 and 2007, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares of common stock that may be purchased from proceeds of outstanding options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                     Three Months Ended           Six Months Ended
                                                         December 31                December 31
                                                    -------------------          ------------------
                                                     2008          2007          2008          2007
                                                     ----          ----          ----          ----
Numerator:
Net income                                       $ 1,583,681   $ 2,551,314   $ 2,925,358   $ 5,256,778
                                                 ===========   ===========   ===========   ===========
Denominator:
Denominator for basic earnings per share:
           Weighted average shares outstanding    13,803,554    14,714,479    13,967,191    15,378,406
                                                 ===========   ===========   ===========   ===========
Denominator for diluted earnings per share:
         Weighted average shares outstanding      13,803,554    14,714,479    13,967,191    15,378,406
         Common stock options
           and restricted stock                      170,759       278,954       153,881       300,963
                                                 -----------   -----------   -----------   -----------
Weighted average shares and conversions           13,974,313    14,993,433    14,121,072    15,679,369
                                                 ===========   ===========   ===========   ===========

(14) Employee Benefit Plans

Defined Benefit Plan

The following table sets forth the components of net periodic pension benefit costs:

                                       Three Months Ended          Six Months Ended
                                          December 31                December 31
                                     ---------------------        -----------------
                                        2008          2007        2008         2007
                                        ----          ----        ----         ----
Service cost                         $  65,763    $  75,000    $ 131,536    $ 150,000
Interest cost                          187,077      175,000      374,154      350,000
Expected return on plan assets        (211,932)    (225,000)    (423,864)    (450,000)
Amortization of prior service cost          --           --           --           --
Amortization of the net loss            21,300           --       42,600           --
                                     ---------    ---------    ---------    ---------
Net periodic benefit cost            $  62,208    $  25,000    $ 124,416    $  50,000
                                     =========    =========    =========    =========

Required Company contributions for fiscal 2009 are approximately $0.1 million.

Postretirement Health Benefit Plan

The following table sets forth the components of net periodic postretirement health benefit costs:

                                       Three Months Ended     Six Months Ended
                                           December 31          December 31
                                      -------------------  --------------------
                                        2008       2007       2008         2007
                                        ----       ----       ----         ----
Service cost                         $ 17,458    $20,000   $  34,916    $ 40,000
Interest cost                          39,259     42,500      78,518      85,000
Amortization of the net loss              931      7,500       1,862      15,000
Amortization of prior service cost     (4,527)        --      (9,054)         --
                                     --------    -------   ---------    --------
Postretirement health benefit cost   $ 53,121    $70,000   $ 106,242    $140,000
                                     ========    =======   =========    ========

Total expected contributions for fiscal 2009 are approximately $0.1 million.

(15) Other Comprehensive Income

Comprehensive income consists of the following:

                                         Three Months Ended           Six Months Ended
                                            December 31                 December 31
                                       -----------------------     --------------------
                                           2008          2007         2008         2007
                                           ----          ----         ----         ----
Net income                             $ 1,583,681    $2,551,314   $2,925,358   $5,256,778
Other comprehensive income:
   Foreign currency translation gain        42,880       253,454       61,378      366,616
   Mark to market adjustment              (168,950)           --      110,800           --
                                       -----------    ----------   ----------   ----------

Comprehensive income                   $ 1,457,611    $2,804,768   $3,097,536   $5,623,394
                                       ===========    ==========   ==========   ==========

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

                                         Pension and           Foreign           Mark to           Accumulated
                                        Postretirement         Currency           Market              Other
                                           Benefit           Translation       Available-for-     Comprehensive
                                          Liability           Adjustment      Sale Securities     Income (loss)
                                          ---------           ----------      ---------------     -------------
Balance, June 30, 2008                   $(1,528,753)         $1,370,563         $(185,800)         $(343,990)

Other comprehensive income:
   Foreign currency translation gain              --              61,378                --             61,378
   Mark to market adjustment                      --                  --           110,800            110,800
                                         -----------          ----------         ---------          ---------

Balance, December 31, 2008               $(1,528,753)         $1,431,941         $ (75,000)         $(171,812)
                                         ===========          ==========         =========          =========

(16) Segment Information

The Company operates predominately in the wireless communications, satellite communications and defense electronics markets. The Company's two operating segments are Wireless and Space and Defense. These segments have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products and delivery channels, and are consistent with the way the Company organizes and evaluates financial information internally for purposes of making operating decisions and assessing performance.

The Wireless segment designs, manufactures and markets commercial products used mainly by the wireless communications market. The Space and Defense segment of the business designs, manufactures and markets specialized products for the defense electronics and satellite communications markets. The revenue disclosures for the Company's operating segments depict products that are similar in nature.

The following table reflects the operating results of the Company's two segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

In thousands

                                                         Space &     Corporate and
                                           Wireless      Defense      Unallocated    Consolidated
                                           --------      -------      -----------    ------------
Net sales:
Three months ended:
       December 31, 2008                   $16,687       $24,756         $  --          $41,443
       December 31, 2007                    17,858        14,510            --           32,368
Six months ended:
       December 31, 2008                    36,179        43,388            --           79,567
       December 31, 2007                    38,961        25,497            --           64,458

Operating income:
Three months ended:
       December 31, 2008                   $ 1,751       $   650         $(150)         $ 2,251
       December 31, 2007                       437         2,742          (204)           2,975
Six months ended:
       December 31, 2008                     3,009         1,493          (325)           4,177
       December 31, 2007                     2,180         3,795          (204)           5,771

Goodwill:
       December 31, 2008                    30,716         9,708            --           40,424
       June 30, 2008                        30,716            --            --           30,716

(17) Summary of Significant Accounting Policies

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Revenue Recognition

Net  sales  are  derived  from  sales  of  the   Company's   products  to  other
manufacturers or systems integrators. Net sales are recognized when units are shipped.

Net sales under certain long-term contracts of the Space and Defense (S&D) group, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the units of delivery method. Estimated manufacturing cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized.

To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware). The amount of unbilled accounts receivable at December 31, 2008 and June 30, 2008 is $0.5 million and $0.2 million, respectively.

An award or incentive fee is usually variable based upon specific performance criteria stated in the contract. Award or incentive fees are recognized at 100% only upon achieving the contractual criteria and after the customer has approved or granted the award or incentive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated condensed financial statements and the notes thereto appearing elsewhere in this Form 10-Q. The following discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties. The Company's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors described elsewhere in this Quarterly Report on Form 10-Q and the factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Overview

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations and subscriber equipment for wireless communications as well as, in satellites and in defense electronics systems. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Motorola, Nokia Siemens Networks, and Huawei, and to satellite communications and defense electronics companies such as Boeing Satellite, ITT, Lockheed Martin, Northrop Grumman and Raytheon.

Net  sales  are  derived  from  sales  of  the   Company's   products  to  other
manufacturers or systems integrators. Net sales are generally recognized when units are shipped.

Net sales under certain long-term contracts of the Space and Defense ("S&D") group, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the units of delivery method. Estimated manufacturing cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized. To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware).

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

On August 1, 2008, the Company completed the acquisition of M.S. Kennedy, Corp. ("MSK"), located in Syracuse, New York. MSK is a leading provider of high performance analog microelectronics to the Defense and Space markets and is a leading designer and producer of custom analog hybrids, power hybrids, and multi-chip modules. MSK offers broad electronic component design, packaging, and integration capability with net sales of $22.4 million in calendar 2007. MSK was integrated into Anaren's existing Space & Defense Group. Anaren acquired MSK for a purchase price of $28.6 million, and earnings from MSK are expected to be accretive in fiscal year 2009. The Company financed this transaction through its five year, $50.0 million revolving debt facility.

On August 29, 2008, the Company completed the acquisition of Unicircuit Inc. located in Littleton, Colorado. Unicircuit is a manufacturer of printed circuit boards ("PCB") used in various military and aerospace applications with net sales of $18.7 million in calendar 2007. Unicircuit is a leader in high frequency PCB technology and will enhance Anaren's ability to capture integrated microwave assembly opportunities in the defense, satellite and aerospace markets. Unicircuit was integrated into Anaren's existing Space & Defense Group. Anaren acquired Unicircuit, Inc. for a purchase price of approximately $21.9 million, and earnings from Unicircuit are expected to be accretive in fiscal year 2009. The Company financed this transaction by utilizing its existing five year, $50.0 million revolving debt facility.

Third Quarter of Fiscal 2009 Outlook

      For the third quarter of fiscal 2009, we anticipate an increase in sales for the Space & Defense Group and relatively unchanged sales for the Wireless
Group. As a result, we expect net sales to be in the range of $41 to $46 million. We expect GAAP net earnings per diluted share to be in the range of $0.17 - $0.20 using an anticipated tax rate of approximately 31% and accounting for approximately $0.06 - $0.07 per share in charges related to expected equity based compensation expense and amortization of acquired intangibles related to the Company's two recent acquisitions.

Results of Operations

Net sales for the three months ended December 31, 2008 were $41.4 million, up 28.0% from sales of $32.4 million for the second quarter of fiscal 2008 and included $10.0 million in sales from M.S. Kennedy Corp. and Unicircuit, Inc. Net income for the second quarter of fiscal 2009 was $1.6 million, or 3.8% of net sales, down $1.0 million from net income of $2.6 million in the second quarter of fiscal 2008. Net income in the second quarter of fiscal 2009 included $1.5 million of acquisition related expense for inventory step-up and intangible amortization compared to no expense for these items in the second quarter of fiscal 2008.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                    Three Months Ended                Six Months Ended
                                            Dec. 31, 2008     Dec. 31, 2007    Dec. 31, 2008      Dec. 31, 2007
                                            -------------     -------------    -------------      -------------
Net Sales                                       100.0%            100.0%             100.0%            100.0%

Cost of sales                                    70.3%             67.9%              70.1%             67.5%
                                                -----             -----              -----             -----
Gross profit                                     29.7%             32.1%              29.9%             32.5%
                                                -----             -----              -----             -----

Operating expenses:
   Marketing                                      5.0%              5.5%               5.2%              5.5%
   Research and development                       7.3%              7.0%               7.7%              7.6%
   General and administrative                    12.0%             10.4%              11.8%             10.4%
                                                -----             -----              -----             -----
     Total operating expenses                    24.3%             22.9%              24.7%             23.5%
                                                -----             -----              -----             -----

Operating income                                  5.4%              9.2%               5.2%              9.0%
                                                -----             -----              -----             -----
Other (expense) income:

     Other, primarily interest income             0.7%              1.8%               0.9%              2.1%
     Interest expense                            (1.4)%             0.0%              (1.1)%            (0.1)%
                                                -----             -----              -----             -----
     Total other income (expense), net           (0.7)%             1.8%              (0.2)%             2.0%
                                                -----             -----              -----             -----

Income before income taxes                        4.7%             11.0%               5.0%             11.0%
Income taxes                                      0.9%              3.1%               1.3%              2.8%
                                                -----             -----              -----             -----
   Net income                                     3.8%              7.9%               3.7%              8.2%
                                                =====             =====              =====             =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                  Three Months Ended                Six months Ended
                                            Dec. 31, 2008     Dec. 31, 2007    Dec. 31, 2008     Dec. 31, 2007
                                            -------------     -------------    -------------     -------------
Wireless                                       $16,687           $17,858           $36,179          $38,961
Space and Defense                               24,756            14,510            43,388           25,497
                                               -------           -------           -------          -------
     Total                                     $41,443           $32,368           $79,567          $64,458
                                               =======           =======           =======          =======

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Net sales. Net sales were $41.4 million for the second quarter ended December 31, 2008, up 28.0% compared to $32.4 million for the second quarter of fiscal 2008 and included $10.0 million from M S Kennedy Corp. and Unicircuit, Inc. in the current second quarter. Shipments of Wireless products fell $1.2 million, or 6.6%, and sales of Space and Defense products rose $10.2 million, or 70.6%, in the current second quarter compared to the second quarter of fiscal 2008.

Wireless products consist of standard components, ferrite components and custom subassemblies for use in building wireless basestation and consumer equipment. Sales of Wireless products declined in the second quarter of fiscal 2009 due primarily to a fall-off in demand for custom Wireless components during the current second quarter compared to the second quarter of last year, as well as a general decline in overall Wireless infrastructure component demand during the second half of the second quarter. Demand for Wireless products in the third quarter of fiscal 2009 is expected to be relatively unchanged from second quarter levels.

Space and Defense products consist of custom components and assemblies for communication satellites and defense radar, receiver, and countermeasure subsystems for the military. Sales of Space and Defense products rose $10.2 million, or 70.6% in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008. Sales of Space and Defense products in the second quarter of the current fiscal year included $10.0 million of sales from M.S. Kennedy Corp. and Unicircuit, Inc. Space and Defense product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years, with orders in the current quarter exceeding $33.0 million, resulting in the current group backlog of $86.7 million. Quarterly shipments of Space and Defense products for the third quarter of fiscal 2009 are expected to range between $25.0 and $28.0 million.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, intangible amortization, direct and indirect overhead, and test costs. Gross profit for the second quarter of fiscal 2009 was $12.3 million (29.7% of net sales), up from $10.4 million (32.1% of net sales) for the same quarter of the prior year. Gross profit, as a percent of sales, decreased in the second quarter of fiscal 2009 from the second quarter of last year due to the inclusion of $1.1 million and $211,000 of amortization of inventory step-up costs and intangibles, respectively, related to the acquisition of M.S. Kennedy and Unicircuit. Gross profit is expected to improve in the second half of fiscal 2009 as the amortization of acquisitions inventory step-up costs was completed in the second quarter.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $2.1 million (5.0% of net sales) for the second quarter of fiscal 2009, up $276,000 from $1.8 million (5.5% of net sales) for the second quarter of fiscal 2008. This increase was attributable to the inclusion of $525,000 of marketing expenses from Unicircuit and M.S. Kennedy, and reflects an accounting adjustment for the reduction of commission expense of $275,000 to correct an over accrual that was accumulated over a number of prior periods.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $3.0 million (7.3% of net sales) in the second quarter of fiscal 2009, up 32.2% from $2.3 million (7.0% of net sales) for the second quarter of fiscal 2008. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component products, as well as new technology development in the Space and Defense Group. Research and Development expenditures have increased in the second quarter of fiscal 2009 versus the second quarter of last year due to the higher level of opportunities in both the Wireless and Space and Defense marketplaces and the addition of M.S Kennedy and Unicircuit, which accounted for $442,000 of the increase. The Company does not expect to reduce its current research and development efforts through year-end and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative ("G&A") expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased $1.6 million, to $5.0 million (12.0% of net sales) for the second quarter of fiscal

2009, from $3.4 million (10.4% of net sales) for the second quarter of fiscal 2008. The increase in ("G&A") expense in the second quarter of fiscal 2009 compared to the second quarter last year resulted from additional personnel in the Finance, Human Resource and Information Technology functions, and the inclusion of $1.7 million in additional G&A costs including, $233,000 of intangible amortization from the acquisitions of M.S. Kennedy and Unicircuit during the first quarter of fiscal 2009. This increase was partially off-set by a $250,000 decline in G&A costs at the Company's Salem, NH operation by consolidation of shared services with our East Syracuse facility.

Operating Income. Operating income fell 24.3% in the second quarter of fiscal 2009 to $2.3 million (5.4% of net sales), compared to $3.0 million (9.2% of net sales) for the second quarter of fiscal 2008. This decline was due mainly to the inclusion of $1.1 and $443,000 of acquisition related inventory step-up costs and intangible amortization, respectively, in the current second quarter compared to the second quarter last year. Operating margins are expected to improve in the second half of fiscal 2009 as the amortization of acquisition inventory step-up costs was completed in the second quarter.

On an operating segment basis, Wireless operating income was $1.8 million for the second quarter of fiscal 2009, up $1.4 million from Wireless operating income of $437,000 in the second quarter of fiscal 2008. Despite the decline in Wireless sales, operating income increased due to a more favorable Wireless sales mix year-over-year in the current second quarter.

Space and Defense operating income was $650,000 in the second quarter of fiscal 2009, down $2.1 million from $2.7 million for the second quarter of fiscal 2008. Operating margins in this group declined in the current second quarter due to the inclusion of $1.5 of acquisition related inventory step-up and intangible amortization costs attributable to the acquisitions of M.S. Kennedy and Unicircuit. Space and Defense operating margins are expected to improve in the second half of fiscal 2009 as the amortization of acquisition inventory step-up costs was completed in the second quarter.

Other Income. Other income primarily consists of interest income received on invested cash balances and rental income. Other income decreased 48% to $307,000 in the second quarter of fiscal 2009 compared to $598,000 for the second quarter of last year. This decrease was caused by the decline in available investable cash due to the purchase of treasury shares over the last twelve months and the decline in interest rates during the past six months. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the second quarter of fiscal 2009 was $622,000 compared to $10,000 for the second quarter of fiscal 2008. This increase was due to the interest expense generated by the Company's borrowings in the first quarter of fiscal 2009 to finance the acquisitions of M.S. Kennedy and Unicircuit. The Company borrowed a total of $49.8 million under its $50.0 million revolving declining line of credit in the first quarter. These borrowings bear interest at the 90 day LIBOR, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and was approximately 5% for the current second quarter. The interest rate on this outstanding loan balance for the third quarter of fiscal 2009 is expected to be approximately 2.5% due to the decline in interest rate worldwide from October 1, 2008 to January 1, 2009.

Income Taxes. Income taxes for the second quarter of fiscal 2009 were $352,000 (0.8% of net sales), representing an effective tax rate of 18.2%. This compares to income tax expense of $1.0 million (3.1% of net sales) for the second quarter of fiscal 2008, representing an effective tax rate of 28.4%. This decrease primarily resulted from the reinstatement of the federal research and experimentation credit retroactive to January 1, 2008, resulting in a $265,000 tax benefit in the second quarter ended December 31, 2008. The projected effective tax rate for fiscal year 2009 is now expected to be approximately 31.0%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss.

Six Months  Ended  December 31, 2008  Compared to Six Months Ended  December 31,
2007

Net sales. Net sales were $79.6 million for the six months ended December 31, 2008, up 23.4% compared to $64.5 million for the second quarter of fiscal 2008. Sales in the first six months of the current fiscal year included $14.7 million of sales from M.S. Kennedy Corp. and Unicircuit, Inc. Shipments of Wireless products fell $2.8 million, or 7.1%, and sales of Space and Defense products rose $17.9 million, or 70.2%, in the current six months compared to the first six months of fiscal 2008.

The decline in sales of Wireless products was the result of a decline in demand for custom Wireless components during the first six months of fiscal 2009 compared to the same period of last year. Additionally, the Company experienced a general decline in overall Wireless infrastructure component demand during the latter part of the second quarter which appeared to reflect the overall slowing of the economy due to the worldwide economic slow down. Demand for Wireless products in the second half of fiscal 2009 is expected to be relatively unchanged from second quarter levels.

Sales of Space and Defense products rose $17.9 million, or 70.2% in the first half of fiscal 2009 compared to the first half of the previous fiscal year. Sales of Space and Defense products in the first six months of the current fiscal year included $14.7 million of sales from M.S. Kennedy Corp. and Unicircuit, Inc. Space and Defense product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years, with orders in the first six months exceeding $46.6 million. Quarterly shipments of Space and Defense products for the second half of fiscal 2009 are expected to range between $50.0 and $56.0 million.

Gross Profit. Gross profit for the first six months of fiscal 2009 was $23.8 million, (29.9% of net sales), up from $20.9 million (32.5% of net sales) for the same period of the prior year. Gross profit as a percent of sales decreased in the first half of fiscal 2009 from the first six months of last year due to the inclusion of $2.5 million of amortization of inventory step-up costs and intangibles related to the acquisition of M.S. Kennedy and Unicircuit. Gross profit is expected to improve in the second half of fiscal 2009 as the amortization of acquisition inventory step-up costs was completed in the second quarter.

Marketing. Marketing expenses were $4.1 million (5.2% of net sales) for the first six months of fiscal 2009, up $612,000 from $3.5 million (5.5% of net sales) for the first six months of fiscal 2008. Marketing expenses in the current six month period included $807,000 of marketing expenses from Unicircuit and M.S. Kennedy, which was partially offset by an accounting adjustment for the reduction of commission expense of $275,000 to correct an over accrual that was accumulated over a number of prior periods.

Research and Development. Research and development expenses were $6.1 million (7.7% of net sales) in the first six months of fiscal 2009, up 24.9% from $4.9 million (7.6% of net sales) for the first six months of fiscal 2008. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space and Defense Group. Research and Development expenditures have increased in the first six months of fiscal 2009 versus the first six months of last year due to the higher level of opportunities in both the Wireless and Space and Defense marketplaces which resulted in approximately $500,000 in additional spending at our Ceramic and Microwave operations and the addition of M.S Kennedy and Unicircuit, which accounted for the remaining $700,000 of the increase. The Company does not expect to reduce its current research and development efforts through year-end and is presently working on a number of new standard and custom Wireless and Space and Defense opportunities.

General and Administrative. General and administrative expenses increased $2.7 million, to $9.4 million (11.8% of net sales) for the first half of fiscal 2009, from $6.7 million (10.4% of net sales) for the first half of fiscal 2008. The increase in general and administrative expense in the first six months of fiscal 2009 compared to the first six months of last year resulted from additional personnel in the Finance, Human Resource and Information Technology functions, and the inclusion of $2.8 million in additional G&A costs including intangible amortization of $364,000 from the acquisition of M.S. Kennedy and Unicircuit during the first half of the current fiscal year. This increase was partially off-set by a $376,000 decline in G&A costs at the Company's Salem, NH operation by consolidation of shared services with our East Syracuse facility.

Operating Income. Operating income fell 27.6% in the first six months of fiscal 2009 to $4.2 million, (5.2% of net sales), compared to $5.8 million (9.0% of net sales) for the first six months of fiscal 2008. This decline was due mainly to the inclusion of $2.2 million of acquisition related inventory step-up costs and intangible amortization of $715,000 in the current first six months compared to the first six months of last year.

On an operating segment basis, Wireless operating income was $3.0 million for the first half of fiscal 2009, up $800,000 from Wireless operating income of $2.2 million in the first half of fiscal 2008. The increase in Wireless group operating income in the first half of fiscal 2009 compared to the first half of fiscal 2008, despite the decline in wireless sales, was due to a more favorable Wireless sales mix year-over-year in the current first six months.

Space and Defense operating income was $1.5 million in the first half of fiscal 2009, down $2.3 million from $ 3.8 million for the first half of fiscal 2008. Operating margins in this group declined in the current first six months due to the inclusion of $2.2 of acquisition related inventory step-up and intangible amortization costs of $715,000 caused by the acquisition of M.S. Kennedy and Unicircuit. Prior to these costs, operating income for the Space and Defense group rose $577,000, or 15%, from $3.8 million for the first half of last year due mainly to the increase in sales volume which offset the lower margins experienced on some start-up programs. Space and Defense operating margins are expected to improve in the second half of fiscal 2009 as the amortization of acquisition inventory step-up costs was completed in the second quarter.

Other Income. Other income decreased 47% to $710,000 in the first half of fiscal 2009 compared to $1.3 million for the first half of last year. This decrease was caused by the decline in available investable cash due to the purchase of treasury shares over the last twelve months and the decline in interest rates during the past six months. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense in the first six months of fiscal 2009 was $888,000 compared to $46,000 for the first six months of fiscal 2008. This increase was due to the interest expense generated by the Company's borrowings in the first quarter of fiscal 2009 to finance the acquisitions of M.S. Kennedy and Unicircuit. The Company borrowed a total of $49.8 million under its $50.0 million revolving declining line of credit in the first quarter. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and was 4.16% for the first six months. The interest rate on this outstanding loan balance is expected to be approximately 2.5% for the third quarter of fiscal 2009.

Income Taxes. Income taxes for the first half of fiscal 2009 were $1.1 million (1.3% of net sales), representing an effective tax rate of 26.8%. This compares to income tax expense of $1.8 million (2.8% of net sales) for the first half of fiscal 2008, representing an effective tax rate of 25.7%. During the second quarter of fiscal 2009, the Federal Research and Experimentation credit was reinstated retroactive to January 1, 2008. The projected effective tax rate for fiscal 2009 is approximately 31.0% compared to an actual effective tax rate of 26.0% for fiscal 2008. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss.

Liquidity and Capital Resources

Net cash provided by operations for the first six months of fiscal 2009 was $7.5 million and resulted from net income before depreciation, amortization and non-cash equity based compensation expense. The positive cash flow from earnings for the six months was further enhanced by a $2.9 million decrease in accounts receivable due to improved collections, which more than off-set a small increase in inventory and a $4.2 million pay down of current liabilities. Net cash provided by operations for the first six months of fiscal 2008 was $7.4 million and resulted from the high level of net income before depreciation and non-cash equity based compensation expense. The positive cash flow from earnings for the six months was partially off-set by increases in inventory and receivables totaling $3.6 million, as well as a pay down of accrued expenses and accounts payable of $2.1 million.

Net cash used in investing activities in the first six months of fiscal 2009 was $37.2 million and consisted of $13.8 million provided by the maturity of marketable debt securities, $3.6 million used to pay for capital additions and $47.3 used to pay for the acquisitions of M.S. Kenney and Unicircuit. Net cash provided by investing activities in the first half of fiscal 2008 was $18.3 million and consisted of $25.4 million provided by the maturity of marketable debt securities, net of $7.1 million used to pay for capital additions.

Net cash provided by financing activities in the first six months of fiscal 2009 was $43.8 million and consisted of borrowings of $49.8 million under the Company's revolving declining line of credit to finance the acquisitions of M.S. Kennedy and Unicircuit, net of $1.2 million used to pay off an acquired mortgage and $5.0 million used to purchase 471,000 treasury shares. Net cash used in financing activities in the first six months of fiscal 2008 was $26.8 million and consisted of $27.5 million used to purchase 1.8 million treasury shares net of $645,000 generated by cash receipts and tax benefits from the exercise of stock options.

During the remainder of fiscal 2009, the Company anticipates that its main cash requirement will be for capital expenditures, possible continued repurchase of the Company's common stock, payment of a deferred obligation and, in the first quarter of fiscal 2010, the $9.8 million principal payment on its line of credit. Capital expenditures for the remainder of fiscal 2009 are expected to total between $4.5- $5.5 million and will be funded from existing cash and investments.

The Company may continue to repurchase shares of its common stock in the open market and or through privately negotiated transaction under the current Board authorization, depending on market conditions. At December 31, 2008, there were approximately 1.1 million shares remaining under the current Board repurchase authorization.

At December 31, 2008, as a result of the decline in the stock market, the assets in the Company's defined benefit plan had declined over approximately 20% from July 1, 2007 when the plan was considered to be fully funded. Due to this decline, the Company is required to make a $130,000 deposit into the plan by March 15, 2009 to meet the 92% funding requirement for July 1, 2008 measurement date and further expects the need to make a contribution of approximately $2.0 million by March 2010 to meet the 94% funding requirement for the July 1, 2009 meansurement date valuation. Additionally, due to the plan losses, it is expected that the net periodic pension benefit cost will double in fiscal 2010.

At December 31, 2008, the Company had approximately $45.4 million in cash, cash equivalents, and marketable securities. On a fiscal year basis, the Company has had positive operating cash flow for over ten years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within meaning of Item 303(a) (4) of Reg S-K.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments at December 31, 2008 are as follows:

                                                                    Less
Payment Due by Period                             Total           Than 1 Yr.        2 - 3 Yrs.        4 - 5 Yrs.     Over 5 Yrs.
                                                  -----           ----------        ----------        ----------     -----------
Contractual obligations
Debt and interest payments.. ...........       $52,922,500       $10,922,500       $21,500,000       $20,500,000       $    --
Operating leases -- facilities.. .......       $ 2,539,915       $   295,567       $ 1,157,740       $ 1,023,652       $62,956
Deferred Compensation.. ................       $   946,601       $   748,794       $   130,000       $    67,807       $    --

The unrecognized tax benefits that are recorded in other long-term liabilities in the Company's condensed consolidated balance sheet are not anticipated to be paid within one year of the balance sheet date; and the time period for when a cash payout on these unrecognized tax benefits can not be anticipated or estimated do to the uncertainty and as such are not included in the above table.

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

As of December 31, 2008, the Company had cash, cash equivalents and marketable securities of $45.4 million, all of which with the exception of the company auction rate security consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from December 31, 2008 rates, or 0.25%, would have reduced net income and cash flow by approximately $28,000, or $.002 per diluted share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rate will reduce the Company's interest income.

As of December 31, 2008, the Company had $49.8 million in outstanding debt under its revolving line of credit with a bank. The line consists of a $50,000,000 revolving credit note for which principal amounts are due on August 1, 2009, and on each anniversary date thereafter through July 31, 2013. Borrowings under this Note, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points or at the Prime Rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the three months ended December 31, 2008, the weighted average interest rate on the outstanding borrowings was 5.00%. Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise. A hypothetical increase in market interest rate of 10.0% from December 31, 2008 rates, or 0.5%, would have reduced net income and cash flow by approximately $62,000, or $.004 per diluted share for the quarter. Due to the Company's significant cash reserves and historical positive operating cash flow, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, increases in market interest rates will increase the Company's interest expense.

Forward-Looking Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for "forward-looking statements" made by or on behalf of the Company. We may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management's views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. The uncertainties and risk factors that could affect our Company, its business and actual results are described throughout this filing, and particularly in the "Risk Factors" in Part II, Item 1A of this Form 10-Q, and in our 2008 Annual Report on Form 10-K under the Item 1A, "Risk Factors."

Item  4. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers") as of December 31, 2008. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective.

B. Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

The Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008, in Part 1, Item 1A. "Risk Factors", describes risks associated with our business. This item includes material changes to and supplements the description of the "Risk Factors" disclosed in our 2008 Annual Report on Form 10-K. Additional risk factors related to our business, financial condition and results of operations include: the current world-wide economic downturn and credit crises and their potential impact on our business, financial condition and results of operations, including customers or potential customers reducing or delaying their product investments, insolvency of key suppliers resulting in product delays, failures by vendors and other third-parties to perform their contractual obligations, the inability of customers to obtain credit to finance purchases of our products, and customer insolvencies or delayed payments, any of which could impact our ability to manage inventory levels and collect customer receivables, could lengthen our cash conversion cycle and increase our need for cash, which could ultimately decrease our net income and profitability; and our Note with KeyBank National Association bears interest at a variable rate. Accordingly, unanticipated material increases in LIBOR or in the rate may adversely affect the Company's financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's Annual shareholders' meeting was held on November 7, 2008, at which time the election of Directors was conducted. The following named individuals were nominated and re-elected as Directors. Votes Votes For Withheld

                                                    Votes                Votes
                                                     For                Against
                                                  ----------           ---------
            Lawrence A. Sala                      12,852,355             266,029
            Robert U. Roberts                     12,853,303             265,801
            David Wilemon                         12,827,658             289,619
            Patricia Civil                        12,099,341           1,019,043

      Messr. Sala, Wilemon and Roberts were elected to terms expiring in 2011 and Director Civil was elected to a term expiring in 2010. The terms of Directors John Smucker, Mathew S. Robison, Dale F. Eck, Carl W. Gerst, Jr. and James G. Gould continued after the meeting.

Item 6. Exhibits

10.1 Amendment to Employment Agreement, dated December 30, 2008, by and between Lawrence A. Sala and Anaren, Inc. (incorporated by reference to Exhibit
      10.1 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2009).

10.2 Amendment #3 to Carl W. Gerst, Jr. Employment Agreement, dated December 30, 2008, by and between Carl W. Gerst, Jr. and Anaren, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2009).

31    Rule 13a-14(a) Certifications

32    Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Anaren, Inc.
                                   ------------
                                   (Registrant)

Date: February 9, 2009             /s/ Lawrence A. Sala
                                   ---------------------------------------------
                                   Lawrence A. Sala
                                   President & Chief Executive Officer

Date:  February 9, 2009            /s/ George A. Blanton
                                   ---------------------------------------------
                                   George A. Blanton
                                   Sr. Vice  President,  Chief Financial Officer
                                   and Treasurer