Form 10-Q
period 2009-03-31
ANAREN  INC
filed 2009-05-11
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes |_| No |_|

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

      The number of shares of Registrant's Common Stock outstanding on May 2, 2009 was 14,525,763.

                                  ANAREN, INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets as of                  3
            March 31, 2009 and June 30, 2008 (unaudited)

            Consolidated Condensed Statements of Earnings                4
            for the Three Months Ended March 31,
            2009 and 2008 (unaudited)

            Consolidated Condensed Statements of Earnings                5
            for the Nine Months Ended March 31,
            2009 and 2008 (unaudited)

            Consolidated Condensed Statements of Cash Flows              6
            for the Nine Months Ended March 31,
            2009 and 2008 (unaudited)

            Notes to Consolidated Condensed Financial                    7 - 21
            Statements (unaudited)

   Item 2.  Management's Discussion and Analysis                         22 - 29

            of Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk   29 - 30

   Item 4.  Controls & Procedures                                        30

PART II - OTHER INFORMATION
---------------------------

   Item 1A. Risk Factors                                                 30

   Item 6.  Exhibits                                                     30

Officer Certifications                                                   31 - 35

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ANAREN, INC.
                      Consolidated Condensed Balance Sheets
                        March 31, 2009 and June 30, 2008
                                   (Unaudited)

                      Assets                                                                March 31, 2009            June 30, 2008
                      ------                                                                --------------            -------------
Current assets:
     Cash and cash equivalents                                                               $  31,041,738            $  10,710,825
     Securities held to maturity                                                                17,217,593               21,073,929
     Receivables, less allowances of $454,597 and $419,305
       at March 31, 2009 and June 30, 2008, respectively                                        26,212,190               23,101,590
     Inventories                                                                                38,724,987               26,981,367
     Other receivables                                                                           1,567,950                1,505,162
     Prepaid expenses                                                                            1,144,193                1,152,148
     Income tax receivable                                                                         243,331                       --
     Deferred income taxes                                                                       1,637,895                1,645,955
     Other current assets                                                                          867,915                  610,981
                                                                                             -------------            -------------
                   Total current assets                                                        118,657,792               86,781,957

Securities available for sale                                                                    1,440,000                  314,200
Securities held to maturity                                                                      2,091,688               11,993,768
Property, plant and equipment, net                                                              53,918,566               42,266,431
Deferred income taxes                                                                               29,918                   31,159
Goodwill                                                                                        42,073,489               30,715,861
Other intangible assets, net                                                                    11,642,121                       --
                                                                                             -------------            -------------
                   Total assets                                                              $ 229,853,574            $ 172,103,376
                                                                                             =============            =============

      Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                                       $   9,800,000            $          --
     Accounts payable                                                                            9,307,966                9,160,496
     Accrued expenses                                                                            4,275,446                2,581,074
     Customer advance payments                                                                     447,692                1,259,001
     Other current liabilities                                                                   2,380,304                2,618,422
                                                                                             -------------            -------------
                   Total current liabilities                                                    26,211,408               15,618,993

Long-term debt                                                                                  40,000,000                       --
Deferred income taxes                                                                            2,604,749                  813,720
Pension and postretirement benefit obligation                                                    3,530,789                3,314,739
Other liabilities                                                                                1,806,479                1,492,268
                                                                                             -------------            -------------
                   Total liabilities                                                            74,153,425               21,239,720
                                                                                             -------------            -------------
Stockholders' equity:
     Common stock of $.01 par value.  Authorized
        200,000,000 shares; issued 27,777,186 shares
        at March 31, 2009 and 27,393,094 at June 30, 2008                                          277,772                  273,930
     Additional paid-in capital                                                                195,567,746              192,313,860
     Retained earnings                                                                         100,942,081               94,540,282
     Accumulated other comprehensive loss                                                         (153,047)                (343,990)
                                                                                             -------------            -------------
                                                                                               296,634,552              286,784,082
     Less cost of 13,251,423 treasury shares
       at March 31, 2009 and 12,780,181 at June 30, 2008                                       140,934,403              135,920,426
                                                                                             -------------            -------------
                   Total stockholders' equity                                                  155,700,149              150,863,656
                                                                                             -------------            -------------
Total liabilities and stockholders' equity                                                   $ 229,853,574            $ 172,103,376
                                                                                             =============            =============

See accompanying notes to unaudited consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                               Three Months Ended
                             March 31, 2009 and 2008
                                   (Unaudited)

                                                                                              March 31, 2009          March 31, 2008
                                                                                              --------------          --------------
Net sales                                                                                      $ 43,506,697            $ 32,618,733

Cost of sales                                                                                    28,423,184              22,478,241
                                                                                               ------------            ------------
         Gross profit                                                                            15,083,513              10,140,492
                                                                                               ------------            ------------

Operating expenses:
         Marketing                                                                                2,360,415               1,766,226
         Research and development                                                                 3,391,666               2,675,685
         General and administrative                                                               4,600,911               3,408,432
                                                                                               ------------            ------------
                Total operating expenses                                                         10,352,992               7,850,343
                                                                                               ------------            ------------

Operating income                                                                                  4,730,521               2,290,149

Other income, primarily interest                                                                    257,365                 535,582
Interest expense                                                                                   (311,445)                 (6,142)
                                                                                               ------------            ------------
         Total other (expense) income                                                          $    (54,080)           $    529,440
                                                                                               ------------            ------------

Income from continuing operations before income tax expense                                       4,676,441               2,819,589

Income tax expense                                                                                1,200,000                 773,000
                                                                                               ------------            ------------

Income from continuing operations                                                                 3,476,441               2,046,589

Discontinued operations:
      Income from discontinued operations                                                                --                 770,000
                                                                                               ------------            ------------

Net income                                                                                     $  3,476,441            $  2,816,589
                                                                                               ============            ============

Basic earnings per share:
  Income from continuing operations                                                                   $0.25                   $0.14
  Income from discontinued operations                                                                    --                    0.05
                                                                                                      -----                   -----
  Net income                                                                                          $0.25                   $0.19
                                                                                                      =====                   =====

Diluted earnings per share:
  Income from continuing operations                                                                   $0.25                   $0.14
  Income from discontinued operations                                                                    --                    0.05
                                                                                                      -----                   -----
  Net income                                                                                          $0.25                   $0.19
                                                                                                      =====                   =====
Shares used in computing net earnings per share:
         Basic                                                                                   13,812,120              14,301,900
                                                                                                 ==========              ==========
         Diluted                                                                                 14,062,303              14,479,862
                                                                                                 ==========              ==========

See accompanying notes to unaudited consolidated condensed financial statements.

                                  ANAREN, INC.
                  Consolidated Condensed Statements of Earnings
                                Nine Months Ended
                             March 31, 2009 and 2008
                                   (Unaudited)

                                                                                             March 31, 2009           March 31, 2008
                                                                                             --------------           --------------
Net sales                                                                                     $ 123,074,010            $ 97,076,907

Cost of sales                                                                                    84,167,791              66,016,934
                                                                                              -------------            ------------
         Gross profit                                                                            38,906,219              31,059,973
                                                                                              -------------            ------------

Operating expenses:
         Marketing                                                                                6,505,580               5,299,409
         Research and development                                                                 9,499,643               7,565,676
         General and administrative                                                              13,993,206              10,133,938
                                                                                              -------------            ------------
                Total operating expenses                                                         29,998,429              22,999,023
                                                                                              -------------            ------------

Operating income                                                                                  8,907,790               8,060,950

Other income, primarily interest                                                                    967,716               1,883,991
Interest expense                                                                                 (1,199,707)                (52,574)
                                                                                              -------------            ------------
         Total other (expense) income                                                         $    (231,991)           $  1,831,417
                                                                                              -------------            ------------

Income from continuing operations before income tax expense                                       8,675,799               9,892,367

Income tax expense                                                                                2,274,000               2,589,000
                                                                                              -------------            ------------

Income from continuing operations                                                             $   6,401,799            $  7,303,367

Discontinued operations:
      Income from discontinued operations                                                                --                 770,000
                                                                                              -------------            ------------

Net income                                                                                    $   6,401,799            $  8,073,367
                                                                                              =============            ============

Basic earnings per share:
  Income from continuing operations                                                                   $0.46                   $0.49
  Income from discontinued operations                                                                    --                    0.05
                                                                                                      -----                   -----
  Net income                                                                                          $0.46                   $0.54
                                                                                                      =====                   =====

Diluted earnings per share:
  Income from continuing operations                                                                   $0.45                   $0.48
  Income from discontinued operations                                                                    --                    0.05
                                                                                                      -----                   -----
  Net income                                                                                          $0.45                   $0.53
                                                                                                      =====                   =====

Shares used in computing net earnings per share:
         Basic                                                                                   13,916,255              15,022,181
                                                                                                 ==========              ==========
         Diluted                                                                                 14,102,237              15,282,144
                                                                                                 ==========              ==========

See accompanying notes to unaudited consolidated condensed financial statements.

                                  ANAREN, INC.
                 Consolidated Condensed Statements of Cash Flows
                                Nine Months Ended
                             March 31, 2009 and 2008
                                   (Unaudited)

Cash flows from operating activities:                                                             March 31, 2009      March 31, 2008
                                                                                                  --------------      --------------
      Net income                                                                                   $  6,401,799        $  8,073,367
      Income from discontinued operations                                                                    --             770,000
                                                                                                   ------------        ------------
      Income from continuing operations                                                               6,401,799           7,303,367

      Adjustments to reconcile  income from  continuing  operations  to net cash provided by operating activities:
           Depreciation                                                                               6,083,164           4,957,528
           Amortization                                                                               1,057,586             473,220
           Loss on disposal of fixed assets                                                              (3,791)                 --
           Deferred income taxes                                                                       (468,000)           (681,000)
           Stock-based compensation                                                                   3,048,166           2,781,092
           Changes in operating assets and liabilities:
             Receivables                                                                              3,309,987          (3,296,797)
             Inventories                                                                               (623,746)         (3,312,017)
             Other receivables                                                                          (47,270)             64,305
             Prepaids and other current assets                                                         (410,980)            129,433
             Accounts payable                                                                          (485,898)         (1,652,316)
             Accrued expenses                                                                           713,600          (1,803,843)
             Income taxes                                                                              (243,331)           (117,911)
             Customer advance payments                                                               (1,051,467)            681,086
             Other liabilities                                                                       (1,342,304)          2,023,110
             Pension and postretirement benefit obligation                                              216,050              76,387
                                                                                                   ------------        ------------
      Net cash provided by operating activities from
             continuing operations                                                                   16,153,565           7,625,644
      Net cash used in operating activities of discontinued operations                                       --                  --
                                                                                                   ------------        ------------
      Net cash provided by operating activities                                                      16,153,565           7,625,644
                                                                                                   ------------        ------------
Cash flows from investing activities:
      Capital expenditures                                                                           (5,474,839)         (9,767,865)
      Payment for purchase of M.S. Kennedy Corp. and
         Unicircuit, Inc.                                                                           (48,166,067)                 --
      Maturities of held to maturity and available for sale securities                               17,109,199          62,371,425
      Purchases of held to maturity and available for sale securities                                (3,130,490)        (32,324,160)
                                                                                                   ------------        ------------
               Net cash (used in) provided by investing activities                                  (39,662,197)         20,279,400
                                                                                                   ------------        ------------
Cash flows from financing activities:
      Stock options exercised                                                                           229,641             591,004
      Proceeds from revolving credit note                                                            49,800,000                  --
      Payment on mortgage payable                                                                    (1,209,574)                 --
      Excess tax benefit from exercise of stock options                                                  28,312             116,932
      Purchase of treasury stock                                                                     (5,013,977)        (30,243,169)
                                                                                                   ------------        ------------
               Net cash provided by (used in) financing activities                                   43,834,402         (29,535,233)
                                                                                                   ------------        ------------

      Effect of exchange rates on cash                                                                    5,143             190,948
                                                                                                   ------------        ------------
               Net increase (decrease) in cash and cash equivalents                                  20,330,913          (1,439,241)
Cash and cash equivalents at beginning of period                                                     10,710,825           7,912,276
                                                                                                   ------------        ------------
Cash and cash equivalents at end of period                                                         $ 31,041,738        $  6,473,035
                                                                                                   ============        ============

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Condensed Financial Statements (Unaudited)

The consolidated condensed financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2009, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the nine months ended March 31, 2009 and 2008 are based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2009.

During the second quarter ending December 31, 2008, the Company recorded a correction of an over accrued amount in its commission accrual for the amount of $275,000. This correction was recorded to the Marketing line on the Consolidated Condensed Statements of Earnings (unaudited) for the nine months ended March 31, 2009. The Company assessed the error on prior years and quarters for over recording an accrual for commissions, and based on SEC Staff Accounting Bulletin
(SAB) 99 and SAB 108, the error was determined to be immaterial for a restatement of any prior filing, and was corrected during the second quarter ending December 31, 2008 filing.

(1) Acquisitions

Acquisition of M.S. Kennedy, Corp.

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

The Company acquired MSK for a purchase price, net of cash acquired, of $27.7 million. The Company financed this transaction through its existing $50.0 million revolving debt facility (note 11) and cash from operations. In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of MSK.

The following table summarizes the Company's estimated fair values of the assets acquired and liabilities assumed in the MSK acquisition at the date of acquisition. The allocation of the purchase price is preliminary and subject to change. Estimated fair values at August 1, 2008, are as follows:

         Current assets                           $13,605,382
         Property, plant and equipment              4,016,000
         Goodwill                                   2,390,253
         Intangible assets                          9,410,000
         Other assets                               1,440,000
                                                  -----------

                Total assets acquired              30,861,635

         Current liabilities                        1,952,437
         Long-term liabilities                             --
                                                  -----------

             Total liabilities assumed              1,952,437
                                                  -----------

         Net assets acquired                      $28,909,198
                                                  ===========

The fair values of the assets acquired were preliminarily determined using one of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations. The market approach, which estimates the value of a subject asset based on available market pricing for comparable assets, was utilized for land and in-process and finished inventory. The income approach, which estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset, was used for certain intangible assets, such as developed technology, customer relationships, tradenames, and for the noncompete agreements with employees acquired in connection with the MSK transaction. The projected cash flows were discounted at a rate of return necessary to reflect the relative risk of the MSK transaction and the time value of money. The projected cash flows for each asset valued using the cost method required consideration of multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins. The cost approach was used to determine the assumed fair market value of the majority of real and personal property and raw materials inventory. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

Current assets and current liabilities - The fair value of current assets (except inventory) and current liabilities was assumed to approximate their carrying value as of the acquisition date due to the short-term nature of these assets and liabilities.

The fair value of the in-process and finished inventory acquired was estimated by applying a version of the market valuation approach called the comparable sales method. This valuation method estimates the fair value of the asset by calculating the potential sales that could be generated from selling the inventory and then subtracting the costs related to completion and sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value, resulting in an increase in inventory of $2.0 million. During the first and second fiscal quarters of 2009, the Company expensed, in Cost of sales, the step-up value of the acquired MSK inventory in the period in which the stepped up inventory was sold. Raw materials inventory was valued at replacement cost.

Property, plant and equipment ("PP&E") - The fair value of PP&E acquired was estimated by applying the cost approach for personal property, buildings and building improvements and the market approach for land. The cost approach was applied by developing a replacement cost and adjusting for depreciation and obsolescence. The value of the land acquired was derived from market prices for comparable properties.

The tradename included in the intangible assets is not subject to amortization. The goodwill and intangible assets related to the MSK transaction, exclusive of the tradename, are deductible for tax purposes.

Acquisition of Unicircuit Inc.

On August 29, 2008, the Company completed the acquisition of Unicircuit Inc. ("Unicircuit"), located in Littleton, Colorado. The transaction was accounted for under the purchase method of accounting, and the results of Unicircuit's operations have been included in the Company's consolidated financial statements since that date. Unicircuit is a manufacturer of printed circuit boards (PCB) used in various military and aerospace applications. Unicircuit is a leader in high frequency PCB technology and is expected to enhance the Company's ability to capture integrated microwave assembly opportunities in the defense, satellite and aerospace markets. Unicircuit was integrated into Anaren's existing Space & Defense Group.

The Company acquired Unicircuit for a purchase price, net of cash acquired, of $20.8 million. The Company financed this transaction by utilizing its existing $50.0 million revolving debt facility (note 11) and cash from operations. In accordance with the purchase method of accounting, the acquired net assets are recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of Unicircuit.

The following table summarizes the Company's estimated fair values of the assets acquired and liabilities assumed in the Unicircuit transaction at the date of acquisition. The allocation of the purchase price is preliminary and subject to change. Estimated fair values at August 29, 2008, are as follows:

        Current assets                            $ 6,723,180
        Property, plant and equipment               8,821,838
        Goodwill                                    8,967,375
        Intangible assets                           3,010,000
        Other assets                                  285,032
                                                  -----------

               Total assets acquired               27,807,425

        Current liabilities                         2,145,057
        Long-term liabilities                       3,519,307
                                                  -----------

            Total liabilities assumed               5,664,364

        Net assets acquired                       $22,143,061
                                                  ===========

The fair values of the assets acquired were preliminarily determined using one of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations. The market approach, which estimates the value of a subject asset based on available market pricing for comparable assets, was utilized for land and in-process and finished inventory. The income approach, which estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset, was used for certain intangible assets, such as customer relationships, tradenames, and for the noncompete agreements with employees acquired in connection with the Unicircuit transaction. The projected cash flows were discounted at a rate of return necessary to reflect the relative risk of the Unicircuit transaction and the time value of money. The projected cash flows for each asset value using the cost method required consideration of multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected profit margins. The cost approach was used to determine the assumed fair market value of the majority of real and personal property and raw materials inventory. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

Current assets and current liabilities - The fair value of current assets (except inventory) and current liabilities was assumed to approximate their carrying value as of the acquisition date due to the short-term nature of these assets and liabilities.

The fair value of the in-process and finished inventory acquired was estimated by applying a version of the market valuation approach called the comparable sales method. This valuation method estimates the fair value of the asset by calculating the potential sales that could be generated from selling the inventory and then subtracting the costs related to completion and sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value, resulting in an increase in inventory of $0.2 million. During the first and second fiscal quarters of 2009, the Company expensed, in Cost of sales, the step-up value of the acquired Unicircuit inventory in the period in which the stepped up inventory was sold. Raw materials inventory was valued at replacement cost.

Property, plant and equipment ("PP&E") - The fair value of PP&E acquired was estimated by applying the cost approach for personal property, buildings and building improvements and the market approach for land. The cost approach was applied by developing a replacement cost and adjusting for depreciation and obsolescence. The value of the land acquired was derived from market prices for comparable properties.

The goodwill and intangible assets related to the Unicircuit transaction are not deductible for tax purposes.

Intangible Assets - The purchase price for the M.S. Kennedy and Unicircuit acquisitions was allocated to specific intangible assets on a preliminary basis as follows:

                                                                     Weighted
                                                  Fair                average
                                                  value            amortization
                                                assigned          period (years)
                                              -----------         --------------
Amortizing intangible assets:
    Customer relationships                    $ 7,530,000              10
    Developed technology                          780,000               5
    Non-competition agreements                  1,130,000               4
                                              -----------
       Total                                  $ 9,440,000              --

Non-amortizing intangible assets:
    Tradenames                                  2,980,000              --
                                              -----------
       Total                                    2,980,000
                                              -----------
Total intangible assets                       $12,420,000
                                              ===========

Customer relationships - Customer relationships represent the estimated fair value of both the contractual and non-contractual customer relationships MSK and Unicircuit had as of the acquisition date. The primary customers include Lockheed Martin, Rockwell, and other large OEM's, some of which are also customers of the Company. These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these relationships. The fair value of customer relationships was determined using the multi-period excess-earnings method, a form of the income approach. The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is approximately 10 years. This life was based upon historical customer attrition and the Company's understanding of the industry and regulatory environment. The expected cash flows associated with these customer relationships were nominal after 10 years.

Developed technology - Developed technology consists of technical processes, patented and unpatented technology, manufacturing know-how and the understanding with respect to products or processes that have been developed by MSK and that will be leveraged in current and future products. The fair value of technology and patents acquired was determined utilizing method form of the income approach. The Company determined that the estimated useful life of the technology and patents is approximately 5 years. This life is based upon management's estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies. The expected cash flows associated with technology and patents were nominal after 5 years.

The noncompetition agreements are amortized over their contractual life of 4 years.

Tradenames - Tradenames represent the estimated fair value of corporate and product names acquired from MSK and Unicircuit, which will be utilized by the Company in the future. These tradenames were valued separately from goodwill at the amount which an independent third party would be willing to pay for use of these names. The fair value of the trademarks and tradenames was determined by applying the relief from the income approach. The tradenames are inherently valuable as the Company believes they convey favorable perceptions about the products with which they are associated. This in turn generates consistent and increased demand for the products, which provides the Company with greater revenues, as well as greater production and operating efficiencies. Thus, the Company will realize larger profit margins than companies without the tradenames. At this time, the Company intends to utilize these trademarks for an indefinite period of time given that the Company is new to the specific markets that the subsidiaries operate. Thus these intangible assets are not being amortized but are tested for impairment on an annual basis.

Goodwill - The excess of the purchase price over the fair value of net tangible and intangible assets acquired of $11.4 million was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of MSK's and Unicircuit's highly trained assembled work force and management team; the expected revenue growth over time that is attributable to increased market penetration from future products and customers.

The following table sets forth the unaudited pro forma results of operations of the Company for the three and nine months ended March 31, 2009 and 2008, as if the M.S. Kennedy and the Unicircuit acquisition transactions occurred at the beginning of each fiscal year.

                                                       For the Three Months
                                                          Ended March 31,
                                                       2009             2008
                                                   -----------       -----------
Net sales                                          $43,506,697       $42,151,601
Income from continuing operations
    before income tax expense                      $ 5,241,003       $ 4,133,180
Net income                                         $ 4,041,003       $ 2,900,423

Earnings per share:
    Basic                                          $      0.29       $      0.26

    Diluted                                        $      0.29       $      0.25



Weighted average common shares
    outstanding:
    Basic                                           13,812,120        14,301,900
    Diluted                                         14,062,303        14,479,862

                                                       For the Nine Months
                                                          Ended March 31,
                                                      2009              2008
                                                  ------------      ------------
Net sales                                         $127,527,378      $127,360,936
Income from continuing operations
    before income tax expense                     $ 13,401,673      $ 14,233,856
Net income                                        $ 10,510,550      $  9,967,835

Earnings per share:
    Basic                                         $       0.76      $       0.71

    Diluted                                       $       0.74      $       0.70



Weighted average common shares
    outstanding:
    Basic                                           13,916,255        15,022,181
    Diluted                                         14,102,237        15,282,144

The pro forma results are presented for illustrative purposes only and do not include expenses that resulted from purchase accounting or from the revolving credit note (inventory and fixed asset step-up expenses, intangible amortization, or interest expense for the three and nine months ended March 31, 2009. Although certain cost savings have resulted from the acquisition transactions, there can be no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition transactions had occurred as of the dates indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

(2) Equity-based Compensation

The components of equity-based compensation expense in the statements of earnings are as follows:

                                                                    Three Months Ended                      Nine Months Ended
                                                                         March 31                               March 31
                                                                 2009               2008                2009                 2008
Stock option                                                   $389,296           $573,842           $1,346,149           $1,741,517
Restricted stock                                                607,653            368,988            1,702,017            1,039,575
                                                               --------           --------           ----------           ----------
       Stock-based compensation                                $996,949           $942,830           $3,048,166           $2,781,092
                                                               ========           ========           ==========           ==========

In the three and nine months ending March 31, 2009, 0 and 345,391 shares of restricted stock with aggregate grant date fair value of $0 and $3,145,949 were issued, respectively, with a vesting period of 1 to 4 years.

(3) Securities

The amortized cost and fair value of securities are as follows:

                                                                                            March 31, 2009
                                                                  ------------------------------------------------------------------
                                                                                     Gross             Gross
                                                                   Amortized       unrealized        unrealized
                                                                     cost             gains            losses            Fair value
                                                                  -----------      ----------      ---------------       -----------
Securities available-for-sale:
   Auction rate securities                                        $ 1,440,000       $     --            $   --           $ 1,440,000
                                                                  -----------       --------            ------           -----------
      Total securities available-for-sale                         $ 1,440,000       $     --            $   --           $ 1,440,000
                                                                  ===========       ========            ======           ===========
Securities held to maturity:
    Municipal bonds                                               $19,309,281       $227,160            $   --           $19,536,441
    Corporate bonds                                                        --             --                --                    --
    Federal agency bonds                                                   --             --                --                    --
                                                                  -----------       --------            ------           -----------
      Total securities held to maturity                           $19,309,281       $227,160            $   --           $19,536,441
                                                                  ===========       ========            ======           ===========

                                                                                             June 30, 2008
                                                                  ------------------------------------------------------------------
                                                                                     Gross             Gross
                                                                   Amortized       unrealized        unrealized
                                                                     cost             gains            losses            Fair value
                                                                  -----------      ----------      ---------------       -----------
Securities available-for-sale:
   Auction rate securities                                        $   500,000       $     --          $(185,800)         $   314,200
                                                                  -----------       --------          ---------          -----------
      Total securities available-for-sale                         $   500,000       $     --          $(185,800)         $   314,200
                                                                  ===========       ========          =========          ===========
Securities held to maturity:
    Municipal bonds                                               $32,566,511       $246,941          $      --          $32,813,452
    Corporate bonds                                                   201,320          1,024                 --              202,344
    Federal agency bonds                                              299,866            323                 --              300,189
                                                                  -----------       --------          ---------          -----------
      Total securities held to maturity                           $33,067,697       $248,288          $      --          $33,315,985
                                                                  ===========       ========          =========          ===========

Amortization expense relating to the net discounts and premiums on securities held to maturity for the three and nine months ending March 31, 2009 and 2008 amounted to $78,820 and $140,070, and $279,706 and $435,720.

Contractual maturities of marketable debt securities held to maturity at June 30 are summarized as follows:

                                                                 March 31, 2009                              June 30, 2008
                                                       ---------------------------------           ---------------------------------
                                                                                Fair                                        Fair
                                                        Amortized               market              Amortized              market
                                                           Cost                 value                 Cost                 value
                                                       -----------           -----------           -----------           -----------
Within one year                                        $17,217,593           $17,399,241           $21,073,929           $21,147,444
One year to five years                                   2,091,688             2,137,200            11,993,768            12,168,541
                                                       -----------           -----------           -----------           -----------
    Total                                              $19,309,281           $19,536,441           $33,067,697           $33,315,985
                                                       ===========           ===========           ===========           ===========

Contractual maturities of auction rate securities available for sale are summarized as follows:

                                                                 March 31, 2009                              June 30, 2008
                                                       ---------------------------------           ---------------------------------
                                                                                Fair                                        Fair
                                                        Amortized               market              Amortized              market
                                                           Cost                 value                 Cost                 value
                                                       -----------           -----------           -----------           -----------
Within one year                                        $        --           $        --             $     --             $     --
One year to five years                                   1,440,000             1,440,000              500,000              314,200
                                                       -----------           -----------             --------             --------
    Total                                              $ 1,440,000           $ 1,440,000             $500,000             $314,200
                                                       ===========           ===========             ========             ========

At March 31, 2009, the Company held one auction rate security ("ARS") amounting to $1.4 million. The assets underlying this investment are primarily student loans which are AAA rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Historically, this security has provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 30 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, the Company has realized higher interest rates for this ARS. Although the Company has been receiving interest payments at these higher rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for this ARS investment is in 2038.

As a result of the auction failures, this ARS does not have a readily determinable market value. The Company valued the security based on estimated future cash flows and determined that the security would become liquid within the next three years.

To the extent that the Company determines that there is an impairment that is other-than-temporary, the Company would record a charge to earnings. In addition, the Company has concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, it has been classified as non-current assets on our Consolidated Condensed Balance Sheet at March 31, 2009.

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

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of March 31, 2009:

                                                                    Significant other   Significant
                               Total Carrying    Quoted prices in      observable       unobservable
                                  Value at        active markets        inputs             inputs
                               March 31, 2009       (Level 1)          (Level 2)          (Level 3)
                               --------------    ----------------   -----------------   ------------
Available for sale
  securities                     $1,440,000          $    --            $    --          $1,440,000

Valuation Techniques. The Company's available for sale security includes debt securities that are traded in an inactive market. They are based on unobservable inputs based on our own assumptions used to measure the security at fair value and are classified within Level 3 of the valuation hierarchy.

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

(5) Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2009, are as follows:

Balance, June 30, 2008                                               $30,715,861
Purchase accounting allocations                                       11,357,628
                                                                     -----------
Balance, March 31, 2009                                              $42,073,489
                                                                     -----------

The Company's accounting allocations totaling $11.4 million consist primarily of preliminary purchase accounting allocations associated with the M.S. Kennedy Corp. acquisition of $2.4 million and purchase accounting allocations associated with the acquisition of Unicircuit, Inc. of $9.0 million. All of the purchase accounting allocations made in the nine months ending March 31, 2009 relate to the Space & Defense Group.

No events during the three and nine months ended March 31, 2009 have occurred that would require an impairment test.

(6) Intangible Assets

The major components of intangible assets are as follows:

                                                            March 31, 2009                     June 30, 2008
                                                      Gross                  Net             Gross         Net
                                                     Carrying             Carrying         Carrying      Carrying
                                                      Amount               Amount           Amount        Amount
                                                    ----------          -----------         ------        ------
Amortizable intangible assets:
    Customer relationships (10 years)               $7,530,000          $ 7,040,494         $   --        $   --
    Developed technology (5 years)                     780,000              676,000             --            --
    Non-competition agreements (4 years)             1,130,000              945,627             --            --
                                                    ----------          -----------         ------        ------
       Total                                        $9,440,000            8,662,121         $   --            --

Nonamortizable intangible assets:
    Tradenames                                                            2,980,000                           --
                                                                        -----------                       ------
       Total                                                              2,980,000                           --
                                                                        -----------                       ------
Total intangible assets                                                 $11,642,121                       $   --
                                                                        ===========                       ======

Intangible asset amortization expense for the three and nine month period ended March 31, 2009 and 2008 aggregated $62,882 and $777,879, and $0 and $37,500, respectively. The June 30, 2008 table was updated to reflect fully amortized intangibles that have no net value at June 30, 2008. Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense. Amortization expense was adjusted in the three and nine months ended March 31, 2009 for a purchase accounting valuation update related to the valuation of customer relationships, developed technologies, and non-compete agreements that amounted to a reduction in expense of $234,915 that related to first six months of fiscal 2009.

Estimated amortization expense for the remaining three months of fiscal 2009 and for each of the five succeeding fiscal years and thereafter is as follows:

         2009                                         $  297,875
         2010                                         $1,191,500
         2011                                         $1,191,500
         2012                                         $1,191,500
         2013                                         $  936,519
         2014                                         $  766,004
         Thereafter                                   $3,087,223

The intangible assets at March 31, 2009 are subject to final purchase accounting adjustments, and estimates recorded during fiscal 2009 may need to be adjusted.

(7) Inventory

Inventories are summarized as follows:

                                             March 31, 2009        June 30, 2008
                                             --------------        -------------
Component parts                                $21,507,016          $14,277,256
Work in process                                 13,614,556            9,077,429
Finished goods                                   3,603,415            3,626,682
                                               -----------          -----------
  Total                                        $38,724,987          $26,981,367
                                               ===========          ===========

(8)  Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

                                             March 31, 2009        June 30, 2008
                                             --------------        -------------
Land and land improvements                     $ 5,260,067          $ 4,157,617
Construction in process                          2,059,201            3,022,085
Buildings, furniture and fixtures               33,700,335           25,241,565
Machinery and equipment                         56,873,917           48,383,137
                                               -----------          -----------
                                               $97,893,520          $80,804,404
Less accumulated depreciation                   43,974,954           38,537,973
                                               -----------          -----------
                                               $53,918,566          $42,266,431
                                               ===========          ===========

(9) Accrued Expenses

Accrued expenses consist of the following:

                                             March 31, 2009        June 30, 2008
                                             --------------        -------------
Compensation                                   $ 2,645,689          $ 1,400,574
Commissions                                        670,885              805,496
Health insurance                                   836,187              241,694
Other                                              122,685              133,310
                                               -----------          -----------
                                               $ 4,275,446          $ 2,581,074
                                               ===========          ===========

(10)  Other Liabilities

Other liabilities consist of the following:

                                             March 31, 2009        June 30, 2008
                                             --------------        -------------
Deferred compensation                          $   816,339          $ 1,504,676
Accrued lease                                    1,114,794              890,980
Income taxes                                     1,055,000              510,000
Warranty                                           572,758              854,536
Interest                                           303,257                   --
Other                                              337,018              350,498
                                               -----------          -----------
                                                 4,186,783            4,110,690
Less current portion                             2,380,304            2,618,422
                                               -----------          -----------
                                               $ 1,806,479          $ 1,492,268
                                               ===========          ===========

In fiscal year 2004, the Company began accruing for a deferred compensation agreement that the Company entered into with an employee in March 2004, and extended the agreement in May 2007. During fiscal year 2008, the Company entered into a final agreement with this employee, and the employee was paid the $0.7 million during the third quarter of fiscal 2009.

In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the Company provides warranty policies on its products. In addition, the Company incurs discretionary costs to service our products in connection with specific product performance issues. Liability for product warranties are based upon expected future product performance and durability, and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the carrying amount of service and product warranties for the nine months ended March 31, 2009, is as follows:

         Balance as of June 30, 2008              $ 854,536
         Additions                                  185,588
         Subtractions                              (467,366)
                                                  ---------
         Balance as of March 31, 2009             $ 572,758
                                                  =========

(11) Debt

The following table summarizes the long-term debt of the Company as of March 31, 2009 and June 30, 2008:

                                                March 31,             June 30,
                                                  2009                  2008
                                               -----------           -----------
Revolving credit note                          $49,800,000           $        --

Less current maturities                         (9,800,000)                   --
                                               -----------           -----------
Long-term debt, less current maturities        $40,000,000           $        --
                                               ===========           ===========

The following table summarizes the payments to be made on the long-term debt of the Company for the remainder of 2009 and for the next five years:


             2009                                      $        --
             2010                                      $ 9,800,000
             2011                                      $10,000,000
             2012                                      $10,000,000
             2013                                      $10,000,000
             2014                                      $10,000,000

On July 31, 2008, the Company entered into a loan agreement (the "Agreement") with Keybank National Association. The Agreement consists of a $50,000,000 revolving credit note (the "Note"), for which principal amounts are due on August 1, 2009, and on each anniversary date thereafter through July 31, 2013 in accordance with the above schedule. Availability of credit under the Note declines 20% annually on each anniversary date and any outstanding principal balance in excess of the credit availability is due and payable at that time. The Company's indebtedness and obligations are guaranteed by three of the Company's domestic subsidiaries, as well as, an assignment of the Company's interest in its foreign subsidiary.

Borrowings under the Note, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points, or at Keybank prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the nine months ended March 31, 2009, the weighted average interest rate on the outstanding borrowings was approximately 3.5%.

Borrowings under the Agreement are subject to certain financial and operating covenants. The Company was in compliance with covenants as of March 31, 2009.

The Company is also required to pay a commitment fee between 0.20 - 0.35% per annum on the unused portion of the Note. Available borrowing capacity under the Note was $200,000 at March 31, 2009.

(12) Income Taxes

As discussed in note 1, during the nine months ended March 31, 2009, the Company completed the acquisition of two subsidiaries. As a result of acquired unrecognized tax benefits, the Company recognized an increase in unrecognized tax benefits of $480,000. The acquired unrecognized tax benefits are recorded in other long-term liabilities in the Company's condensed consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date.

Income taxes for the third quarter of fiscal 2009 were $1,200,000 representing an effective tax rate of 25.7%. This compares to income tax expense of $773,000 for the third quarter of fiscal 2008, representing an effective tax rate of 27.4%. The effective tax rate for fiscal 2009 is now expected to be approximately 27.5%.

During the quarter ending March 31, 2009, the Company recognized a net reduction in unrecognized tax benefits of $81,000 as a result of the lapse of the applicable statute of limitations and an increase in unrecognized tax benefits related to tax positions taken in a prior year. The Company is subject to income tax examinations for its U.S. federal and foreign income taxes for the fiscal years 2006 through 2008, and for state and local taxes for the fiscal years 2002 through 2008. Various Federal and state income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company's unrecognized tax benefits will increase or decrease within the next twelve months as a result of these examinations or the expiration of the statutes of limitations. At this time an estimate of the range of reasonably possible outcomes cannot be made.

(13) Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding, as well as shares of common stock having a dilutive potential which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 2,106,312 and 1,705,690 for the three and nine months ending March 31, 2008 and 2008, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares of common stock that may be purchased from proceeds of outstanding options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                                       Three Months Ended                   Nine Months Ended
                                                                             March 31                            March 31
                                                                   -----------------------------       -----------------------------
                                                                      2009              2008              2009               2008
                                                                   -----------       -----------       -----------       -----------
Numerator:
Net income                                                         $ 3,476,441       $ 2,816,589       $ 6,401,799       $ 8,073,367
                                                                   ===========       ===========       ===========       ===========
Denominator:
Denominator for basic earnings per share:
             Weighted average shares outstanding                    13,812,120        14,301,900        13,916,255        15,022,181
                                                                   ===========       ===========       ===========       ===========
Denominator for diluted earnings per share:
           Weighted average shares outstanding                      13,812,120        14,301,900        13,916,255        15,022,181
           Common stock options
             and restricted stock                                      250,183           177,962           185,982           259,963
                                                                   -----------       -----------       -----------       -----------
Weighted average shares and conversions                             14,062,303        14,479,862        14,102,237        15,282,144
                                                                   ===========       ===========       ===========       ===========

(14) Employee Benefit Plans

Defined Benefit Plan

The following table sets forth the components of net periodic pension benefit costs:

                                                                 Three Months Ended                         Nine Months Ended
                                                                      March 31                                   March 31
                                                           ------------------------------            ------------------------------
                                                             2009                 2008                  2009                2008
                                                           ---------            ---------            ---------            ---------
Service cost                                               $  65,763            $  68,080            $ 197,289            $ 204,240
Interest cost                                                187,077              176,134              561,231              528,402
Expected return on plan assets                              (211,932)            (229,413)            (635,796)            (688,239)
Amortization of the net loss                                  21,300                7,867               63,900               23,601
                                                           ---------            ---------            ---------            ---------
Net periodic benefit cost                                  $  62,208            $  22,668            $ 186,624            $  68,004
                                                           =========            =========            =========            =========

Required Company contributions for fiscal 2009 are approximately $0.1 million.

Postretirement Health Benefit Plan

The following table sets forth the components of net periodic postretirement health benefit costs:

                                                                Three Months Ended                          Nine Months Ended
                                                                     March 31                                   March 31
                                                           ------------------------------            ------------------------------
                                                             2009                 2008                  2009                2008
                                                           ---------            ---------            ---------            ---------
Service cost                                               $  17,458            $  17,314            $  52,374            $  51,942
Interest cost                                                 39,259               36,105              117,777              108,315
Amortization of the net loss                                     931                3,903                2,793               11,709
Amortization of prior service cost                            (4,527)              (4,527)             (13,581)             (13,581)
                                                           ---------            ---------            ---------            ---------
Postretirement health benefit cost                         $  53,121            $  52,795            $ 159,363            $ 158,385
                                                           =========            =========            =========            =========

Total expected Company contributions for fiscal 2009 are approximately $0.1 million.

(15) Other Comprehensive Income

Comprehensive income consists of the following:

                                                                     Three Months Ended                     Nine Months Ended
                                                                          March 31                                March 31
                                                               -------------------------------         -----------------------------
                                                                  2009                 2008               2009               2008
                                                               -----------          ----------         ----------         ----------
Net income                                                     $ 3,476,441          $2,816,589         $6,401,799         $8,073,367

Other comprehensive income:
   Foreign currency translation gain (loss)                        (37,737)            412,332              5,143            778,948
   Mark to market adjustment                                            --                  --            185,800                 --
                                                               -----------          ----------         ----------         ----------

Comprehensive income                                           $ 3,438,704          $3,228,921         $6,592,742         $8,852,315
                                                               ===========          ==========         ==========         ==========

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

                                                             Pension and           Foreign           Mark to            Accumulated
                                                            Postretirement         Currency           Market               Other
                                                               Benefit           Translation      Available-for-       Comprehensive
                                                              Liability           Adjustment      Sale Securities      Income (loss)
                                                            --------------       -----------      ---------------      -------------
Balance, June 30, 2008                                       $(1,528,753)         $1,370,563         $(185,800)         $(343,990)

Other comprehensive income:
   Foreign currency translation gain                                  --               5,143                --              5,143
   Mark to market adjustment                                          --                  --           185,800            185,800
                                                             -----------          ----------         ---------          ---------

Balance, March 31, 2009                                      $(1,528,753)         $1,375,706         $      --          $(153,047)
                                                             ===========          ==========         =========          =========

(16) Discontinued Operations

During fiscal 2004, the Company discontinued the operations of Anaren Europe, B.V. The results of operations for Anaren Europe for the prior fiscal years have been classified as discontinued operations in the Statement of Earnings. During the quarter ended March 31, 2008, income from discontinued operations of $770,000 was recognized due to the reduction of an unrecognized tax benefit resulting from the lapse of the applicable statute of limitations. Components of the income from discontinued operations of Anaren Europe for the three months and nine months ended March 31 are as follows:

                                   Three Months Ended         Nine Months Ended
                                       March 31                   March 31
                                  -------------------        -------------------
                                   2009        2008           2009        2008
                                  ------     --------        ------     --------
Income tax benefit                $   --     $770,000        $   --     $770,000
                                  ======     ========        ======     ========

(17) Segment Information

The Company operates predominately in the wireless communications, satellite communications and defense electronics markets. The Company's two operating segments are the Wireless Group and the Space & Defense Group. These segments have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products and delivery channels, and are consistent with the way the Company organizes and evaluates financial information internally for purposes of making operating decisions and assessing performance.

The Wireless Group designs, manufactures and markets commercial products used mainly by the wireless communications market. The Space & Defense Group of the business designs, manufactures and markets specialized products for the defense electronics and satellite communications markets. The revenue disclosures for the Company's operating segments depict products that are similar in nature.

The following table reflects the operating results of the Company's two segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

In thousands

                                                                                   Space &          Corporate and
                                                           Wireless Group       Defense Group        Unallocated        Consolidated
                                                           --------------       -------------       -------------       ------------
Net sales:
Three months ended:
        March 31, 2009                                        $17,255              $26,252              $  --             $ 43,507
        March 31, 2008                                         20,222               12,397                 --               32,619
Nine months ended:
        March 31, 2009                                         53,434               69,640                 --              123,074
        March 31, 2008                                         59,183               37,894                 --               97,077

Operating income:
Three months ended:
        March 31, 2009                                        $ 2,035              $ 3,046              $(350)            $  4,731
        March 31, 2008                                          1,591                  914               (215)               2,290
Nine months ended:
        March 31, 2009                                          5,044                4,539               (675)               8,908
        March 31, 2008                                          3,770                4,709               (418)               8,061

Goodwill:
        March 31, 2009                                         30,716               11,357                 --               42,073
        June 30, 2008                                          30,716                   --                 --               30,716

(18) Summary of Significant Accounting Policies

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

Net sales under certain long-term contracts of the Space & Defense Group, many of which provide for periodic payments, are recognized under the percentage-of-completion method using the units of delivery method. Estimated manufacturing cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion, based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized.

To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware). The amount of unbilled accounts receivable at March 31, 2009 and June 30, 2008 is $0.5 million and $0.2 million, respectively.

An award or incentive fee is usually variable, based upon specific performance criteria stated in the contract. Award or incentive fees are recognized at 100% only upon achieving the contractual criteria and after the customer has approved or granted the award or incentive.

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
        Interest                                                                                  $    888,262            $   52,574
                                                                                                  ============            ========
        Income taxes, net of refunds                                                              $  2,756,000            $2,056,283
                                                                                                  ============            ========
Non-cash investing and financing activities:
        Fixed asset purchases included in accounts payable                                        $         --            $  488,662
                                                                                                  ============            ========
      Fair value of assets acquired, including cash acquired                                      $ 58,669,059            $       --
      Liabilities assumed                                                                           (7,616,800)                   --
                                                                                                  ------------            ----------

      Net assets acquired                                                                           51,052,259                    --
      Less -- direct acquisition costs paid in fiscal 2008                                            (329,513)                   --
      Less -- cash acquired                                                                         (2,556,681)                   --
                                                                                                  ------------            ----------

      Net cash paid in fiscal 2009 for purchases of businesses                                    $(48,166,067)           $       --
                                                                                                  ------------            ----------

(19) Summary of Significant Accounting Policies

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP amends SFAS No. 132 (revised
2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this new accounting requirement.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating the disclosure requirements of this new accounting requirement.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," SFAS 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating the disclosure requirements of this new accounting requirement.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The
Company is currently evaluating the disclosure requirements of this new accounting requirement.

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

On July 31, 2008, the Company cancelled its previous $50.0 million demand note loan agreement with no balance outstanding on the loan; and on the same day, the Company signed a loan agreement with Keybank National Association Bank for a $50.0 million declining revolving line of credit to be used to finance acquisitions and working capital needs. On July 31 and August 29, 2008, the Company took advances totaling $49.8 million on this line to finance the acquisitions of M.S. Kennedy Corp. and Unicircuit, Inc. Advances under this line, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points or at Keybank's prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term debt plus interest expense. Availability of credit under the line declines 20% annually on each anniversary date of the note and any outstanding principal balance in excess of the new line limit is due and payable at that time.

On August 1, 2008, the Company completed the acquisition of M.S. Kennedy, Corp. ("MSK"), located in Syracuse, New York. MSK is a leading provider of high performance analog microelectronics to the Defense and Space markets and is a leading designer and producer of custom analog hybrids, power hybrids, and multi-chip modules. MSK offers broad electronic component design, packaging, and integration capability with net sales of $22.4 million in calendar 2007. MSK was integrated into Anaren's existing Space & Defense Group. Anaren acquired MSK for a purchase price, net of cash acquired, of $27.7 million, and earnings from MSK have been accretive in fiscal year 2009. The Company financed this transaction through its existing $50.0 million revolving debt facility.

On August 29, 2008, the Company completed the acquisition of Unicircuit Inc. ("Unicircuit") located in Littleton, Colorado. Unicircuit is a manufacturer of printed circuit boards ("PCB") used in various military and aerospace applications with net sales of $18.7 million in calendar 2007. Unicircuit is a leader in high frequency PCB technology and is expected to enhance Anaren's ability to capture integrated microwave assembly opportunities in the defense, satellite and aerospace markets. Unicircuit was integrated into Anaren's existing Space & Defense Group. Anaren acquired Unicircuit, Inc. for a purchase price, net of cash acquired, of $20.8 million, and earnings from Unicircuit have been accretive in fiscal year 2009. The Company financed this transaction by utilizing its existing $50.0 million revolving debt facility.

Fourth Quarter of Fiscal 2009 Outlook

For the fourth quarter of fiscal 2009, we anticipate comparable sales to our just completed third quarter with higher demand for the Space & Defense Group and lower demand for the Wireless Group. As a result, we expect net sales to be in the range of $41 to $46 million. We expect GAAP net earnings per diluted share to be in the range of $0.19 - $0.23 using an anticipated tax rate of approximately 31.0% and is inclusive of approximately $0.05 - $0.06 per share in charges related to expected equity based compensation expense and amortization of acquired intangibles related to the Company's acquisition of MSK and Unicircuit.

Results of Operations

Net sales for the three months ended March 31, 2009 were $43.5 million, up 33.4% from sales of $32.6 million for the third quarter of fiscal 2008, and included $10.8 million in sales from M.S. Kennedy Corp. and Unicircuit, Inc. Net income for the third quarter of fiscal 2009 was $3.5 million, or 8.0% of net sales, up $660,000 from net income of $2.8 million in the third quarter of fiscal 2008. Net income in the third quarter of fiscal 2009 included $63,000 of acquisition related expense for intangible amortization compared to no expense for these items in the third quarter of fiscal 2008. Additionally, net income for the third quarter of fiscal 2008, included $770,000 of income from discontinued operations, compared to no income from discontinued operations in the third quarter of fiscal 2009.

The following table sets forth the percentage relationships of certain items from the Company's consolidated condensed statements of earnings as a percentage of net sales.

                                                            Three Months Ended                   Nine Months Ended
                                                     Mar. 31, 2009       Mar. 31, 2008     Mar. 31, 2009     Mar. 31, 2008
                                                     -------------       -------------     -------------     -------------
Net Sales                                                100.0%              100.0%             100.0%            100.0%

Cost of sales                                             65.3%               68.9%              68.4%             68.0%
                                                         -----               -----              -----             -----
Gross profit                                              34.7%               31.1%              31.6%             32.0%
                                                         -----               -----              -----             -----

Operating expenses:
   Marketing                                               5.4%                5.4%               5.3%              5.5%
   Research and development                                7.8%                8.2%               7.7%              7.8%
   General and administrative                             10.6%               10.5%              11.4%             10.4%
                                                         -----               -----              -----             -----
      Total operating expenses                            23.8%               24.1%              24.4%             23.7%
                                                         -----               -----              -----             -----

Operating income                                          10.9%                7.0%               7.2%              8.3%
                                                         -----               -----              -----             -----

Other (expense) income:

      Other, primarily interest income                     0.6%                1.6%               0.8%              1.9%
      Interest expense                                    (0.7)%               0.0%              (1.0)%              0.0%
                                                         -----               -----              -----             -----
      Total other income (expense), net                   (0.1)%               1.6%              (0.2)%             1.9%
                                                         -----               -----              -----             -----

Income from continuing operations
   before income taxes                                    10.8%                8.6%               7.0%             10.2%
Income taxes                                               2.8%                2.3%               1.8%              2.7%
                                                         -----               -----              -----             -----
Income from continuing operations                          8.0%                6.3%               5.2%              7.5%
                                                         =====               =====              =====             =====

Discontinued operations:
Income from discontinued operations                        0.0%                2.3%               0.0%              0.8%
                                                         -----               -----              -----             -----
Net income                                                 8.0%                8.6%               5.2%              8.3%
                                                         =====               =====              =====             =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                               Three Months Ended                    Nine months Ended
                                                         Mar. 31, 2009    Mar. 31, 2008       Mar. 31, 2009      Mar. 31, 2008
                                                         -------------    -------------       -------------      -------------
Wireless Group                                              $17,255           $20,222            $ 53,434           $59,183
Space & Defense Group                                        26,252            12,397              69,640            37,894
                                                            -------           -------            --------           -------
     Total                                                  $43,507           $32,619            $123,074           $97,077
                                                            =======           =======            ========           =======

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net sales. Net sales were $43.5 million for the third quarter ended March 31, 2009, up 33.4% compared to $32.6 million for the third quarter of fiscal 2008 and included $10.8 million from M.S. Kennedy Corp. and Unicircuit, Inc. in the current third quarter. Shipments of Wireless Group products fell $3.0 million, or 14.7%, and sales of Space & Defense Group products rose $13.9 million, or 111.8%, in the current third quarter compared to the third quarter of fiscal 2008.

Wireless Group products consist of standard components, ferrite components and custom subassemblies for use in building wireless basestation and consumer equipment. Sales of Wireless Group products declined in the third quarter of fiscal 2009 due primarily to a large fall-off in demand for custom Wireless Group components compared to the third quarter of last year, as well as a smaller general decline in overall Wireless Group infrastructure standard component demand. The decline in demand year over year for both custom and standard component basestation products is a result of the general decline in the worldwide economy and in the case of custom products was heightened by a new platform introduction at a customer.

Space & Defense Group products consist of custom components and assemblies for communication satellites and defense radar, receiver, and countermeasure systems for the military. Sales of Space & Defense Group products rose $10.2 million, or 111.8% in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008. Sales of Space & Defense Group products in the third quarter of the current fiscal year included $10.8 million of sales from M.S. Kennedy Corp. and Unicircuit, Inc. Space & Defense Group product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years, with orders in the current quarter exceeding $26.0 million, resulting in the current Space & Defense Group backlog of approximately $87.0 million.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, intangible amortization, direct and indirect overhead, and test costs. Gross profit for the third quarter of fiscal 2009 was $15.1 million (34.7% of net sales), up from $10.1 million (31.1% of net sales) for the same quarter of the prior year. Gross profit, as a percent of sales, increased in the third quarter of fiscal 2009 from the third quarter of last year due to the decrease in sales of lower margin custom Wireless Group products and a more favorable sales mix in the Space & Defense Group.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $2.4 million (5.4% of net sales) for the third quarter of fiscal 2009, up $594,000 from $1.8 million (5.4% of net sales) for the third quarter of fiscal 2008. This increase was attributable to the inclusion of $600,000 of marketing expenses from Unicircuit and M.S. Kennedy.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $3.4 million (7.8% of net sales) in the third quarter of fiscal 2009, up 26.8% from $2.7 million (8.2% of net sales) for the third quarter of fiscal 2008. Research and development expenditures support further development of Wireless Group infrastructure and consumer component products, as well as new technology development in the Space & Defense Group. Research and Development expenditures have increased in the third quarter of fiscal 2009 as compared to the third quarter of last year due to the higher level of opportunities in both the Wireless Group and Space & Defense Group marketplaces and the addition of M.S Kennedy and Unicircuit, which accounted for $400,000 of the increase in research and development expense. The Company does not expect to reduce its current research and development efforts through year-end and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative ("G&A") expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased $1.2 million, to $4.6 million (10.6% of net sales) for the third quarter of fiscal 2009, from $3.4 million (10.5% of net sales) for the third quarter of fiscal 2008. The increase in G&A expense in the third quarter of fiscal 2009 compared to the third quarter of last year resulted from additional personnel in the finance, human resources and information technology functions, and the inclusion of $1.1 million in additional G&A costs, including $300,000 of intangible amortization from the acquisitions of M.S. Kennedy and Unicircuit during the third quarter of fiscal 2009. This increase was partially off-set by a decline in G&A costs by consolidating subsidiary operations.

Operating Income. Operating income rose 106.6% in the third quarter of fiscal 2009 to $4.7 million (10.9% of net sales), compared to $2.3 million (7.0% of net sales) for the third quarter of fiscal 2008. This increase was due mainly to the higher sales level in the current third quarter compared to the third quarter last year, as well as the more favorable product mix in the current third quarter which resulted in improved gross margins year over year. Assuming a similar sales volume and product mix, operating margins are expected to remain at or near current levels for the fourth quarter of fiscal 2009.

On an operating segment basis, Wireless Group operating income was $2.0 million for the third quarter of fiscal 2009, up $400,000 from $1.6 million in the third quarter of fiscal 2008. Despite the decline in Wireless Group sales levels, for the third quarter of fiscal 2009, operating income increased due to a more favorable product mix.

Space & Defense Group operating income was $3.0 million in the third quarter of fiscal 2009, up $2.1 million from $900,000 for the third quarter of fiscal 2008. Operating margins in this Group increased in the current third quarter due to higher Group sales levels and the operating profit generated by M.S. Kennedy and Unicircuit. Space & Defense Group operating margins, assuming similar sales volume and product mix, are expected to remain at or near current levels for the fourth quarter of fiscal 2009

Other Income. Other income primarily consists of interest income received on invested cash balances and rental income. Other income decreased 51.9% to $257,000 in the third quarter of fiscal 2009 compared to $536,000 for the third quarter of last year. This decrease was caused by the decline in available investable cash due to the purchase of treasury shares over the last twelve months and the decline in interest rates during the past nine months. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the third quarter of fiscal 2009 was $311,000 (0.7% of net sales), compared to $6,000 for the third quarter of fiscal 2008. This increase was due to the interest expense generated by the Company's borrowings starting in the first quarter of fiscal 2009 to finance the acquisitions of M.S. Kennedy and Unicircuit. The Company borrowed a total of $49.8 million under its $50.0 million revolving declining line of credit in the first quarter. These borrowings bear interest at the 90 day LIBOR, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and was approximately 2.5% for the current third quarter. The interest rate on this outstanding loan balance for the fourth quarter of fiscal 2009 is expected to be approximately 2.5%.

Income Taxes. Income taxes for the third quarter of fiscal 2009 were $1.2 million (2.8% of net sales), representing an effective tax rate of 25.7%. This compares to income tax expense of $773,000 (2.3% of net sales) for the third quarter of fiscal 2008, representing an effective tax rate of 27.4%. The projected effective tax rate for fiscal year 2009 is now expected to be approximately 27.5%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss.

Discontinued Operations. Income from discontinued operations for the third quarter of fiscal 2008 included $770,000 due to the reduction of an unrecognized tax benefit resulting from the lapse of the applicable statute of limitations related to the prior dissolution of the Company's European subsidiary, Anaren Europe, B.V.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Net sales. Net sales were $123.1 million for the nine months ended March 31, 2009, up 26.8% compared to $97.1 million for the third quarter of fiscal 2008. Sales in the first nine months of the current fiscal year included $25.6 million of sales from M.S. Kennedy and Unicircuit. Shipments of Wireless Group products fell $5.7 million, or 9.7%, and sales of Space & Defense Group products rose $31.7 million, or 83.8%, in the current nine months compared to the first nine months of fiscal 2008.

The decline in Wireless Group sales was the result of a decline in demand for custom components during the first nine months of fiscal 2009 compared to the same period of last year. Sales of custom products fell $9.3 million, or 37.1% in the first nine months of fiscal 2009 compared to the same period in fiscal 2008 reflecting the overall slowing of the economy due to the worldwide economic slow down.

Space & Defense Group sales rose $31.7 million, or 83.8% in the first nine months of fiscal 2009 compared to the first nine months of the previous fiscal year. Space & Defense Group sales in the first nine months of the current fiscal year included $25.6 million of sales from M.S. Kennedy and Unicircuit. Space & Defense Group product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years, with orders in the first nine months exceeding $73.0 million.

Gross Profit. Gross profit for the first nine months of fiscal 2009 was $38.9 million, (31.6% of net sales), up from $31.1 million (32.0% of net sales) for the same period of the prior year. Gross profit as a percent of sales declined in the first nine months of the current fiscal year compared to the same period in fiscal 2008 due to the inclusion of $2.3 million of amortization of inventory step-up costs and intangibles related to the acquisition of M.S. Kennedy and Unicircuit. The amortization of acquisition inventory step-up costs was completed in the second quarter of fiscal 2009.

Marketing. Marketing expenses were $6.5 million (5.3% of net sales) for the first nine months of fiscal 2009, up $1.2 million from $5.3 million (5.5% of net sales) for the first nine months of fiscal 2008. Marketing expenses in the current nine month period included $1.4 million of marketing expenses from Unicircuit and M.S. Kennedy, which was partially offset by an accounting adjustment in the second quarter for the reduction of commission expense of $275,000 to correct an over accrual that was accumulated over a number of prior periods.

Research and Development. Research and development expenses were $9.5 million (7.7% of net sales) in the first nine months of fiscal 2009, up 25.6% from $7.6 million (7.8% of net sales) for the first nine months of fiscal 2008. Research and development expenditures support further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. Research and Development expenditures have increased in the first nine months of fiscal 2009 as compared to the first nine months of last year due to the higher level of opportunities in both the Wireless Group and Space & Defense Group marketplaces, which resulted in approximately $800,000 in additional spending at our Anaren Ceramics and Anaren Microwave operations. The addition of M.S Kennedy and Unicircuit accounted for the remaining $1.1 million of the increase. The Company does not expect to reduce its current research and development efforts through year-end and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses increased $3.9 million, to $14.0 million (11.4% of net sales) for the first nine months of fiscal 2009, from $10.1 million (10.4% of net sales) for the first nine months of fiscal 2008. The increase in G&A expense in the first nine months of fiscal 2009 compared to the first nine months of last year resulted from additional personnel in the finance, human resources and information technology functions, and the inclusion of $3.6 million in additional G&A costs, including intangible amortization of $700,000 from the acquisition of M.S. Kennedy and Unicircuit. This increase was partially off-set by a decline in G&A costs by consolidating subsidiary operations.

Operating Income. Operating income rose 10.5% in the first nine months of fiscal 2009 to $8.9 million (7.2% of net sales), compared to $8.1 million (8.3% of net sales) for the first nine months of fiscal 2008. This increase was due mainly to the improvement in profitability in the third quarter resulting from a higher margin product mix. Operating income as a percent of sales declined year over year for the first three quarters due to the inclusion of $3.0 million of combined acquisition related inventory step-up costs and intangible amortization in the current first nine months compared to the first nine months of last year.

On an operating segment basis, Wireless Group operating income was $5.0 million for the first three quarters of fiscal 2009, up $1.2 million from $3.8 million in the first nine months of fiscal 2008. The increase in Wireless Group operating income in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, despite the decline in Wireless Group sales, was due to a more favorable sales mix.

Space & Defense Group operating income was $4.5 million in the first nine months of fiscal 2009, down $200,000 from $ 4.7 million for the first nine months of fiscal 2008. Operating margins in this Group declined in the current first nine months due to the inclusion of $3.0 million of combined acquisition related inventory step-up and intangible amortization costs resulting from the acquisition of M.S. Kennedy and Unicircuit. Excluding these costs, operating income for the Space & Defense Group rose $2.8 million, or 15%, in the current year first nine months, compared to $4.7 million for the first nine months of last year. This improvement was due mainly to the increase in sales volume and the combined level of profitability at the Company's new acquisitions.

Other Income. Other income decreased 48.6% to $1.0 million in the first nine months of fiscal 2009 compared to $1.9 million for the first nine months of last year. This decrease was caused by the decline in available investable cash due to the purchase of treasury shares over the last twelve months and the decline in interest rates during the same period. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense in the first nine months of fiscal 2009 was $1.2 million compared to $50,000 for the first nine months of fiscal 2008. This increase was due to the interest expense generated by the Company's borrowings in the first quarter of fiscal 2009 to finance the acquisitions of M.S. Kennedy and Unicircuit. The Company borrowed a total of $49.8 million under its $50.0 million revolving declining line of credit in the first quarter. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and has fluctuated between 2.5% and 5.0% for the first nine months. The interest rate on this outstanding loan balance is expected to be approximately 2.5% for the fourth quarter of fiscal 2009.

Income Taxes. Income taxes for the first nine months of fiscal 2009 were $2.3 million (1.9% of net sales), representing an effective tax rate of 26.2%. This compares to income tax expense of $2.6 million (2.7% of net sales) for the first nine months of fiscal 2008, representing an effective tax rate of 26.2%. During the second quarter of fiscal 2009, the Federal Research and Experimentation credit was reinstated retroactive to January 1, 2008. The projected effective tax rate for fiscal 2009 is approximately 27.5% compared to an actual effective tax rate of 26.0% for fiscal 2008. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss.

Discontinued Operations. Income from discontinued operations for the first nine months of fiscal 2008 included $770,000 due to the reduction, in the third quarter, of an unrecognized tax benefit resulting from the lapse of the applicable statute of limitations related to the prior dissolution of the Company's European subsidiary, Anaren Europe, B.V.

Liquidity and Capital Resources

Net cash provided by operations for the first nine months of fiscal 2009 was $16.2 million and resulted from net income before depreciation, amortization and non-cash equity based compensation expense. Cash provided by a $3.3 million decrease in accounts receivable due to improved collections was off-set by cash used to fund an increase in inventory and a $3.1 million pay down of current liabilities. Net cash provided by operations for the first nine months of fiscal 2008 was $7.6 million and resulted from the high level of net income. The positive cash flow from earnings for the nine months ended of fiscal 2008 was partially off-set by increases in inventory and receivables totaling $6.6 million, as well as a pay down of accrued expenses and accounts payable of $3.5 million.

Net cash used in investing activities in the first nine months of fiscal 2009 was $39.7 million and consisted of $17.1 million provided by the maturity of marketable debt securities, $5.5 million used to pay for capital additions and $48.2 used to pay for the acquisitions of M.S. Kenney and Unicircuit. Net cash provided by investing activities in the first nine months of fiscal 2008 was $20.3 million and consisted of $30.0 million provided by the maturity of marketable debt securities, net of $9.8 million used to pay for capital additions.

Net cash provided by financing activities in the first nine months of fiscal 2009 was $43.8 million and consisted of borrowings of $49.8 million under the Company's revolving declining line of credit to finance the acquisitions of M.S. Kennedy and Unicircuit, net of $1.2 million used to pay off an acquired mortgage and $5.0 million used to purchase 471,000 treasury shares. Net cash used in financing activities in the first nine months of fiscal 2008 was $29.5 million and consisted of $30.2 million used to purchase 2.0 million treasury shares net of $708,000 generated by cash receipts and tax benefits from the exercise of stock options.

During the remainder of fiscal 2009, the Company anticipates that its main cash requirement will be for capital expenditures, and possible continued repurchase of the Company's common stock. Capital expenditures for the remainder of fiscal 2009 are expected to total between $1.5- $2.0 million and will be funded from existing cash and investments.

The Company may continue to repurchase shares of its common stock in the open market and or through privately negotiated transactions under the current Board authorization, depending on market conditions. At March 31, 2009, there were approximately 1.1 million shares remaining under the current Board repurchase authorization.

At March 31, 2009, as a result of the decline in the stock market, the assets in the Company's defined benefit plan declined more than approximately 20% from July 1, 2007 when the plan was considered to be fully funded. Due to this decline, the Company was required to make a $130,000 deposit into the plan by March 15, 2009 to meet the 92% funding requirement for the July 1, 2008 measurement date and further expects the need to make a contribution of approximately $2.0 million by March 2010 to meet the 94% funding requirement for the July 1, 2009 measurement date valuation. Additionally, due to defined benefit plan's losses, it is expected that the net periodic pension benefit cost will double to approximately $0.5 million in fiscal 2010.

At March 31, 2009, the Company had approximately $50.4 million in cash, cash equivalents, and marketable securities. On a fiscal year basis, the Company has had positive operating cash flow for over ten years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a) (4) of Reg S-K.

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments at March 31, 2009 are as follows:

(in thousands)

                                                                          Less
                                                         Total          Than 1 Yr.       2 - 3 Yrs.       4 - 5 Yrs.     Over 5 Yrs.
                                                        -------         ----------       ----------       ----------     -----------
Payment Due by Period
Contractual obligations
Debt and interest payments                              $52,711          $10,881          $21,415          $20,415          $--
Operating leases -- facilities                          $ 2,369          $   295          $ 1,145          $   929          $--
Deferred Compensation                                   $   406          $    65          $   130          $   130          $81

The unrecognized tax benefits that are recorded in other long-term liabilities in the Company's condensed consolidated balance sheet are not anticipated to be paid within one year of the balance sheet date; and the time period for when a cash payout on these unrecognized tax benefits can not be anticipated or estimated do to the uncertainty and as such are not included in the above table.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP amends SFAS No. 132 (revised
2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The Company is currently evaluating the disclosure requirements of this new accounting requirement.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating the disclosure requirements of this new accounting requirement.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," SFAS 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating the disclosure requirements of this new accounting requirement.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The
Company is currently evaluating the disclosure requirements of this new accounting requirement.

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

As of March 31, 2009, the Company had cash, cash equivalents and marketable securities of $51.8 million, all of which with the exception of the Company's auction rate security consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from March 31, 2009 rates, or 0.25%, would have reduced net income and cash flow by approximately $33,000, or $.002 per diluted share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rate will reduce the Company's interest income.

As of March 31, 2009, the Company had $49.8 million in outstanding debt under its revolving line of credit with Keybank National Association. The line consists of a $50,000,000 revolving credit note (the "Note") for which principal amounts are due on August 1, 2009, and on each anniversary date thereafter through July 31, 2013. Borrowings under the Note, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points or at the Keybank's prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the three months ended March 31, 2009, the weighted average interest rate on the outstanding borrowings was 2.35%. Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise. A hypothetical increase in market interest rate of 10.0% from March 31, 2009 rates, or 0.235%, would have reduced net income and cash flow by approximately $29,000, or $.002 per diluted share for the quarter. Due to the Company's significant cash reserves and historical positive operating cash flow, the Company does not believe that an immediate increase in interest rates would have a material effect on its financial condition or results of operations. Over time, however, increases in market interest rates will increase the Company's interest expense.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers") as of March 31, 2009. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

B. Changes in Internal Control Over Financial Reporting

We completed the following acquisitions during the fiscal year 2009:

     MSK on August 1, 2008
     Unicircuit on August 31, 2008

We believe that the internal controls and procedures of the above mentioned acquisitions are reasonably likely to materially affect our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of these acquisitions into our internal controls over financial reporting.

The Company continues to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the "Act") and the applicable rules and regulations under such Act to include these acquisitions. The Company plans to exclude the FY 2009 acquisitions listed above from management's assessment of the effectiveness of internal control over financial reporting as June 30, 2009, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in the registrant's internal control over financial reporting during our fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the above mentioned acquisitions.

PART II OTHER INFORMATION

Item 1A. Risk Factors

The Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008, in Part 1, Item 1A. "Risk Factors", describes risks associated with our business. This item includes material changes to and supplements the description of the "Risk Factors" disclosed in our 2008 Annual Report on Form 10-K. Additional risk factors related to our business, financial condition and results of operations include: the current world-wide economic downturn and credit crises and their potential impact on our business, financial condition and results of operations, including customers or potential customers reducing or delaying their product investments, insolvency of key suppliers resulting in product delays, failures by vendors and other third-parties to perform their contractual obligations, the inability of customers to obtain credit to finance purchases of our products, and customer insolvencies or delayed payments, any of which could impact our ability to manage inventory levels and collect customer receivables, could lengthen our cash conversion cycle and increase our need for cash, which could ultimately decrease our net income and profitability; and our Note with Keybank National Association bears interest at a variable rate. Accordingly, unanticipated material increases in LIBOR or in Keybank's prime rate may adversely affect the Company's financial condition and results of operations.

Item 6.     Exhibits

            31    Rule 13a-14(a) Certifications

            32    Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Anaren, Inc.
                                     (Registrant)

Date: May 8, 2009                    /s/ Lawrence A. Sala
                                     -------------------------------------------
                                     Lawrence A. Sala
                                     President & Chief Executive Officer

Date:  May 8, 2009                   /s/ George A. Blanton
                                     -------------------------------------------
                                     George A. Blanton
                                     Sr. Vice President, Chief Financial Officer
                                     and Treasurer