Form 10-K
period 2009-06-30
ANAREN  INC
filed 2009-09-14
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                          Commission File Number 0-6620

                                  ANAREN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New York                                              16-0928561
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


               6635 Kirkville Road, East Syracuse, New York 13057
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (315) 432-8909

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
Common Stock, $0.01 par value          The NASDAQ Stock Market LLC

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

--------------------------------------------------------------------------------

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

Large Accelerated Filer |_|    Accelerated Filer |X|   Non-accelerated Filer |_|
Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on December 31, 2008, as reported on the NASDAQ Global market, was approximately $173,589,488.

The number of shares of the Registrant's Common Stock outstanding on September 9, 2009 was 14,765,930.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be delivered in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

PART I
--------------------------------------------------------------------------------

Item 1.       Business                                                         1
Item 1A.      Risk Factors                                                     8
Item 1B.      Unresolved Staff Comments                                       12
Item 2.       Properties                                                      12
Item 3.       Legal Proceedings                                               12
Item 4.       Submission of Matters to a Vote of Security Holders             12
              Executive Officers of the Registrant                            13

PART II
--------------------------------------------------------------------------------

Item 5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities               15
Item 6.       Selected Consolidated Financial Data                            16
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       19
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk      32
Item 8.       Financial Statements and Supplementary Data                     32
Item 9.       Changes in and Disagreements with Accountants and
              Financial Disclosure                                            32
Item 9A.      Controls and Procedures                                         32
Item 9B.      Other Information                                               34

PART III
--------------------------------------------------------------------------------

Item 10.      Directors, Executive Officers and Corporate Governance          35
Item 11.      Executive Compensation                                          35
Item 12.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 35
Item 13.      Certain Relationships and Related Transactions, and Director
              Independence                                                    35
Item 14.      Principal Accountant Fees and Services                          35

PART IV
--------------------------------------------------------------------------------

Item 15.      Exhibits and Financial Statement Schedules                      36
Index to Exhibits                                                             73
Signatures                                                                    77

--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

General Overview

The Company was incorporated in New York in 1967. The Company's executive offices are located at 6635 Kirkville Road, East Syracuse, New York 13057. The telephone number of the Company at that location is (315) 432-8909. The Company's website is located at www.anaren.com. The Company makes its periodic and current reports available, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on the Company's website is not included as part of, or incorporated by reference into, this Report. The Company's common stock is listed on the NASDAQ Global Market under the symbol "ANEN." Unless the context otherwise provides, the "Company" or "Anaren" refers to Anaren, Inc. and its subsidiaries.

The Company is a leading provider of microelectronics, and microwave components and assemblies for the wireless and space and defense electronic markets. The Company's distinctive engineering, manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in wireless communication and space and defense systems covering a broad range of frequencies (from 100 MHz to more than 30 GHz) and power levels (small signal to more than 500 watts).

Through its focused research and development efforts, Anaren continues to design components and subsystems for wireless communication systems including wireless infrastructure, wireless consumer and medical applications, as well as advanced radar, beamforming, jamming, motion control and receiver applications for the space and defense markets.

The Company conducts business in two business segments. See segment and related information in Item 8 of this report.

Wireless Segment

Industry Overview

The Company's Wireless products are used primarily in communication systems, either in user equipment, such as Wireless Local Area Network (WLAN), Cellular Handsets, or Satellite Television Reception applications, or on the network infrastructure side such as Cellular Telephone Base Stations or Television Broadcast equipment applications.

A typical wireless communications network is comprised of a geographic region containing a number of cells, each of which contains one or more base stations, which are linked in a network to form a service provider's coverage area. Each base station is comprised of the equipment that receives incoming telephone calls and broadcasts calls to the wireless users within the cell. A base station can process a fixed number of radio channels through the use of multiple transceivers, power amplifiers, filters, and combiners - along with an antenna to transmit and receive signals to and from the wireless user.

Global System for Mobile communications (GSM) and the higher data rate overlay Enhanced Data Rates for GSM Evolution (EDGE) is the industry leading technology in terms of equipment shipped, users served, and countries covered. In support of major equipment roll-outs primarily in India and China, demand for GSM/EDGE equipment was at all time highs during fiscal 2007 and remained at those levels in fiscal 2008. This resulted in increased demand for both the Company's components and higher level custom assemblies. During fiscal 2009, demand declined for GSM/EDGE equipment as a result of the overall worldwide economic decline.

GSM is referred to as a second generation (2G) wireless network. For higher data rates, third generation networks (3G) are utilized. In the years to come, the number of persons requiring high data rates to support using internet and email from mobile terminals is also expected to continue to grow. Fueled by this demand, deployment of new high data rate networks should continue. Demand for 3G related products is estimated to be similar to 2G equipment in the near future. The Company's products are utilized in both 2G and 3G equipment.

Strategy

The Company's strategy for the Wireless segment is to continue to use its microwave expertise, proprietary technologies, extensive microwave design libraries and low cost manufacturing capabilities to further expand its penetration in the wireless industry. Key components of the Company's strategy include the following:

--------------------------------------------------------------------------------

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

      Strengthen and Expand Customer Relationships. Today, a limited number of large OEMs drive the wireless market. The Company has developed, and plans to continue to expand, customer relationships with many of these manufacturers including Alcatel Lucent, Ericsson, Huawei, Motorola, Nokia Siemens Networks, ZTE and Samsung. The Company intends to further strengthen its customer relationships by offering complete outsourcing solutions, from research and development to product design and production, thereby increasing the customers' reliance on the Company.

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

Products and Technologies

The Company provides components and assemblies to leading wireless industry equipment manufacturers. These products range from subminiature components for consumer electronics to custom assemblies for high power wireless infrastructure applications.

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

      In cellular base stations, the Company's surface mount products are utilized in radio frequency (RF) power amplifiers, and are also found in low-noise amplifiers and radios. Based on its research, the Company believes it is currently the market leader in this product area, supplying industry leading original equipment manufacturers and leading power amplifier manufacturers. The Company continues to invest in the expansion of this product line as well as its addressable market. The Company's surface mount product line offers significantly improved RF performance and power handling in a package that supports the latest global environmentally friendly initiatives.

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

      Resistive Products. The Company's resistive product line includes resistors, power terminations, and attenuators for use in high


--------------------------------------------------------------------------------
      power wireless, industrial, and medical applications. These products range from very small components for implantable medical devices to high power products used in power amplifiers. These products are frequently used in conjunction with ferrite products as well as Xinger(R) surface mount components.

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

      Custom Radio Frequency Backplane Assemblies. The Company's RF backplanes provide efficient connections of microwave signals between subsystems in wireless base stations. RF backplanes are conceptually similar to the motherboard in a personal computer, which efficiently connects signals between multiple subsystems. These assemblies range from RF-only to fully integrated RF, direct current power, and digital signal routing solutions. They are typically used in conjunction with radio transceivers and RF power amplifiers. The Company also offers backplane assemblies with fully integrated radio-frequency signal switching capability.

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

The Company sells its standard line of Xinger(R) components, custom products, resistive components, and ferrite components to leading original equipment manufacturers and a broad range of other wireless equipment contract manufacturers. In general, customers have purchased the Company's products directly from the Company or through distributors or sales representatives. During the fiscal year ending June 30, 2009, the Wireless Group accounted for 41% of the Company's total revenues. No Wireless customer accounted for more than 10% of the Company's fiscal 2009 net sales. The following is a list of customers who generated $1 million or more in revenues for the Company in the fiscal year ended June 30, 2009:

      o     Avnet Electronics

      o     Celestica Corp.

      o     EG Components

      o     Flextronics International, Ltd.

      o     Huawei Technologies Co., Ltd.

      o     Motorola, Inc.

      o     Nokia Siemens Networks

      o     Richardson Electronics, Ltd.


--------------------------------------------------------------------------------

      o     Solectron Tech

      o     St. Jude Medical

      o     Radiance Electronics

      o     Symbol Technologies

      o     Solectron Tech

Competition

The microwave component and assembly industry continues to be highly competitive. Direct competitors of the Company in the wireless market include Aeroflex, Smith Industries, SDP, and Soshin Electric Co. As a direct supplier to original equipment manufacturers, the Company also faces significant competition from the in-house capabilities of its customers. However, the current trend in the wireless marketplace has been for the original equipment manufacturers to outsource more design and production work.

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

Backlog

The Company's backlog of orders for the Wireless segment was $8.0 million as of June 30, 2009, versus $13.0 million as of June 30, 2008. Backlog for the Wireless segment primarily represents firm orders for component products and signed purchase orders (i.e., orders for specific custom sub-assemblies) for custom components due to ship within eight to twelve weeks. The Company does not believe that its Wireless backlog as of any particular date is representative of actual sales for any succeeding period. Typically, large original equipment manufacturers (OEM) including Ericsson, Motorola, and Nokia, who use the Company's component and custom products, negotiate set prices for estimated annual volumes. The Company then receives a firm delivery commitment prior to shipment. The Company does not recognize backlog until it has received a firm order.

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

Space & Defense Group

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

Strategy

The Company's strategy for the Space & Defense Group is to continue to use its microwave expertise, proprietary design libraries, technologies, and manufacturing capabilities to further expand its customer penetration. Key components of the Company's strategy include the following:

      Strengthen and Expand Strategic Customer Relationships. Today, a limited number of large OEMs drive the Space & Defense Group's business. The Company has developed, and plans to continue to expand customer relationships with many of these OEM's including, Raytheon, Lockheed Martin, Northrop Grumman, ITT, Harris, Rockwell and Boeing. The Company intends to


--------------------------------------------------------------------------------
      further strengthen its customer relationships by offering complete solutions, from research and development to product design and manufacturing.

      Focus on value added products. The Company intends to expand its product and technology offerings to increase the added value for next generation space and defense systems. The Company intends on leveraging investments in advanced microwave packaging technologies to meet the demands of our customers for increased levels of integration and functionality.

      Pursue Strategic Acquisitions. The Company intends to continue to pursue opportunistic acquisitions of companies (similar to M. S. Kennedy Corp.
      (MSK) and Unicircuit, Inc. (Unicircuit)), product lines and technologies that provide synergistic opportunities for its Space & Defense Group. The Company will also focus on acquisitions that compliment its technical expertise and business development resources and provide a competitive advantage for its targeted markets.

Products and Technology

Our Space & Defense Group principally designs and manufactures advanced microwave-based hardware for use in advanced radar systems, advanced jamming systems, smart munitions, electronic surveillance systems and satellite and ground based communication systems.

      Radar Countermeasure Subsystems. Defense radar countermeasure subsystems digitally measure, locate and counter enemy radar systems. Our Digital Radio Frequency Measurement (DRFM) devices are used for storing and retrieving RF signals as part of military aircraft self protection systems. Our Digital Frequency Discriminators (DFD) are employed in electronic warfare (EW) systems to detect and measure the RF signals emitted by enemy radar systems. Our Company also manufactures a suite of electronic subassemblies designed to process radar signals detected by a receiver. This technology is a major component of Electronic Support Measure (ESM) systems used on helicopters and fixed winged aircraft to detect, locate and identify enemy radar. This technology is called a Passive Ranging Subsystem.

      Beamformers. Beamformers determine the number, size and quality of beams that are produced from an antenna array. The Company supplies passive and active beamformers and has unique expertise in designing and manufacturing high performance beamformers in industry leading small size packages. Passive beamformers produce fixed beam locations while active beamformers allow for real-time reconfiguration of the beam pattern. Beamforming technology is implemented on military and commercial phased array communication systems and radar systems.

      Switch Matrices. Switch matrices route RF signals from a single location to one or multiple end user locations. These products allow system operators to allocate capacity as required, thereby increasing utilization and revenue generation.

      Radar Feed Networks. Radar feed networks distribute RF energy to the antenna elements of the radar. Radar Feed Networks are integrated into radar platforms for airborne, shipborne, ground base radars and missile guidance applications.

      Analog Hybrid Modules. Analog Hybrid Modules are used in the electronic control and power supply systems for commercial and military aircraft, satellites, communication systems and sensor platforms. Analog components are used to accurately control the movement of flight surfaces on aircraft and missiles, steer antennas for communication systems and provide highly accurate regulated voltages for on board power systems. The product portfolio consists of motor controllers, amplifiers, and power supply components.

      Mixed Signal Printed Circuit Boards. Mixed signal printed circuit boards are essential to the operation of all commercial and military aircraft, satellite systems, communication systems and sensor platforms. Mixed signal printed circuits route RF, analog, digital and power signals to mission critical components and systems.

Customers

The Company currently sells passive components and electronic subsystems to prime contractors serving the United States and foreign governments. During the fiscal year ending June 30, 2009, the Space & Defense Group accounted for 59% of the Company's revenues. Lockheed Martin accounted for 14.8% of the Company's net sales. No other customer in the Space & Defense Group accounted for more than 10% of the Company's fiscal 2009 net sales. The following is a list of Space & Defense customers who generated $1 million or more in revenues in the fiscal year ending June 30, 2009:

      o     ITT Corporation

      o     Lockheed Martin Corporation


--------------------------------------------------------------------------------

      o     Ridge Engineering, Inc.

      o     Northrup Grumman Corporation

      o     Raytheon Company

      o     Thales Alenia Space France

      o     Rockwell Collins, Inc.

      o     Analog Modules

      o     L3 Communications Holdings, Inc.

      o     Richardson Electronics, Ltd.

      o     Wellking

      o     SRC Tec Inc.

Competition

As a direct supplier to the large defense contracting corporations, the Company faces significant competition from the in-house capabilities of its customers. In some cases, we are approached after a customer has had limited success with an internal design effort or to supply a solution in parallel with an internal effort as a form of risk mitigation.

Direct competitors of the Company in the space and defense market include EMS Technologies, Cobham, Inc., Herley Industries, KOR Electronics, Smith Industries, TTM Technologies, International Rectifier, Aeroflex and Merrimac Industries.

Backlog

Backlog of orders for the Space & Defense Group was $87.0 million as of June 30, 2009, including approximately $25.0 million from M. S. Kennedy Corp. and Unicircuit, Inc., versus $64.6 million as of June 30, 2008. All of the orders included in the Space & Defense Group backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

Sales and Marketing

The Company markets its products worldwide to original equipment manufacturers in the wireless and space and defense markets primarily through a sales and marketing force of 37 people as of June 30, 2009. The Company has regional sales offices located in Sacramento, California; Waterlooville, England; and Suzhou and Shenzen, China. In addition, as of June 30, 2009, the Company had contracts with three major distributors, with seventeen manufacturers' representatives in the United States and Canada, and with ten international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industry shows. The Company has also invested significantly in its Internet website which contains an electronic version of its entire catalog. In addition, the website enables users to download important device parameter files. These files contain the performance information for catalog components in a format which is compatible with commonly used computer aided design/computeraided modeling, or CAD/CAM equipment. The Company also provides mechanical drawings and applications notes for proper use of the parts. This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.

After identifying key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and with manufacturers' representatives. To promote widespread acceptance of the Company's products and provide customers with support for their technical and commercial needs, the sales and engineering teams work closely with the customers to develop solutions tailored for their particular requirements. The Company believes that its engineering team, comprised of 209 design and engineering professionals as of June 30, 2009, is a key competitive advantage.

The Company uses distributors for its standard products, most notably the Xinger(R) line of surface mount components. Richardson Electronics is a worldwide distributor of Anaren products. Avnet distributes components in North America and Asia, meanwhile, BFI Optilus distributes Company products in Europe. The Scandinavian countries are serviced by E.G. Components, Inc., a subsidiary of


--------------------------------------------------------------------------------

Elektronikgruppen. Distribution has become an important part of the Company's sales efforts by providing the Company with a larger sales force to promote its catalog product offerings.

Employees

As of June 30, 2009, the Company employed 1,060 full-time people, including 68 temporary employees. Of these employees, 209 were members of the engineering staff, 735 were in manufacturing positions, 37 were in sales and marketing positions, and 79 were in management and support functions. None of these employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be excellent.

Manufacturing

The Company currently maintains manufacturing locations in East Syracuse, New York; Salem, New Hampshire; Liverpool, New York; Littleton, Colorado and Suzhou, China. During fiscal 2009, the Company acquired MS Kennedy who currently occupies 43,000 square foot facility in Liverpool, New York, and Unicircuit in Littleton, Colorado, who owns 30,500 square feet and leases 18,000 square feet of manufacturing space. During fiscal 2007, the Company moved its Suzhou operation from a leased 25,000 square foot facility to a leased 76,000 square foot facility, and built a 54,000 square foot addition to its 105,000 square foot East Syracuse, NY facility. The facility move in Suzhou provides the Company with ample manufacturing space and ability to readily respond to future wireless infrastructure business expansion needs. The addition in Syracuse will facilitate expansion of the Space & Defense Group's manufacturing and engineering areas to support current and future growth. During fiscal 2005, the Company consolidated its Amitron operation located in North Andover, Massachusetts and its RF Power operation located in Bohemia, New York into one 65,000 square foot facility located in Salem, New Hampshire, operating under a wholly owned subsidiary, Anaren Ceramics, Inc. This facility includes significantly more space for future expansion and a state-of-the-art Class 10,000 clean room for manufacturing.

The Company continues to develop capability to produce highly engineered, complex microwave subassemblies to support its Space & Defense business. In fiscal 2007, the Company invested in state-of-the-art Low Temperature Co-fired Ceramic (LTCC) equipment for its Salem, New Hampshire facility. This technology supports the manufacture of multi-layer ceramic circuits which perform well at RF and Microwave frequencies and provides the high level of integration required in today's advanced military electronic systems. Additionally, in fiscal 2009 the acquisition of MS Kennedy added high-reliability hybrid module manufacturing to the Company's manufacturing capabilities. This capability will be leveraged with the Company's existing RF design expertise to provide highly integrated multi-function RF and microwave modules to the major space and defense OEM's. The addition of Unicircuit provides the Company with state-of-the art RF and Microwave printed circuit board capability supporting design to print manufacturing for direct OEM business as well as design to specification capability when combined with the Company's existing RF design expertise.

The Company is committed to providing the lowest cost manufacturing solutions. Part of this strategy has evolved with the continued investment in its Suzhou, China operation. Most high volume, labor intensive wireless product lines from the Syracuse and the Salem operations have been successfully transitioned to Suzhou over the past three years. The Company has also successfully implemented a material sourcing function in Suzhou, facilitating the identification, qualification, and procurement of lower cost raw materials to support the wireless infrastructure products being manufactured in Suzhou.

All of the Company's facilities (Syracuse, New York; Salem, New Hampshire; Liverpool, New York; Littleton, Colorado; and Suzhou, China) are ISO 9001 certified.

The Company manufactures its products from standard components, as well as from items which are manufactured by vendors to its specifications. The raw materials utilized in the various product areas are generally accessible and common to both of the Company's business segments. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. During fiscal year 2009, the Company had no single vendor from which it purchased more than 10% of its total raw materials, and the Company believes that alternate sources of supply are generally available for all raw materials supplied by all Company vendors.

Research and Development

The Company's research and development efforts are focused on the design, development and engineering of both products and manufacturing processes. The current development efforts of the Company include:

      o products for use in mobile and fixed wireless infrastructure applications;


--------------------------------------------------------------------------------

      o advanced manufacturing technology to produce microwave stripline structures for broadband millimeter wave, or extremely high frequency, communications satellite applications;

      o advanced low temperature co-fired ceramic to produce light weight, highly integrated microwave integrated substrates for advanced military applications;

      o miniature components for wireless networking, subscriber and broadcast applications; and

      o High performance analog microelectronics including custom hybrids, power hybrids, and multi-chip modules.

These activities include customer-funded design and development, as well as efforts funded directly by the Company. Research and development expenses funded by the Company were $13.0 million in fiscal 2009, $10.4 million in fiscal 2008 and $9.1 million in fiscal 2007. Research and development costs are charged to expense as incurred.

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

The Company currently has 13 active patents and has 11 other patent applications that are currently pending before the United States Patent and Trademark Office to protect both the construction and design of its products. The Company also has registered trademarks covering certain products; most notably is the Wireless Group's Xinger(R) product family.

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

Item 1A. Risk Factors

In an effort to provide investors a balanced view of our current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by our management about future performance. These statements which are not historical information, are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. You are encouraged to review our 2009 Annual Report, this Form 10-K for the fiscal year ended June 30, 2009 and exhibits hereto filed with the Securities and Exchange Commission, to learn more about the various risks and uncertainties facing our business and their potential impact on our revenue, earnings and stock price. Unless required by law, we disclaim any obligation to update or revise any forward-looking statement.

The two acquisitions completed by the Company in Fiscal Year 2009 present integration challenges and significantly increased its long term debt.

The Company's acquisition of M. S. Kennedy Corp. and Unicircuit, Inc. present management challenges and substantially increased


--------------------------------------------------------------------------------
our long term indebtedness. The Company has integrated both MSK's and Unicircuit's businesses into its Space & Defense Group. In doing so, there are risks and uncertainties that the expected benefits of the acquisition may not be realized (including the realization of the accretive effects from the acquisitions), risks of potential loss of key management employees of the acquired companies, and the potential risks of realization of unknown liabilities not identified during due diligence. We also significantly increased our long term indebtedness when we acquired MSK and Unicircuit, and the applicable loan agreement with our lender contains certain financial covenants that we are required to meet.

Our Wireless business group has a significant concentration of business with one OEM customer, Nokia Siemens Networks (Nokia), who accounts for over 8% of net sales.

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

Demand for the Company's Wireless infrastructure equipment products continues to fluctuate and visibility remains relatively unpredictable. Despite this fluctuation and poor visibility, sales across all wireless product lines were strong throughout fiscal year 2008 and relatively strong although somewhat weaker, in fiscal year 2009. Future decreases in capital expenditures for Wireless infrastructure equipment could significantly adversely impact the success of the Company's Wireless business.

The Company's results may be negatively affected by changing interest rates.

The Company is subject to market risk from exposure to changes in interest rates based on the Company's financing activities. The Company's $50.0 million dollar demand note agreement with Key Bank National Association (Keybank), which provided the financing for the MSK and Unicircuit acquisitions bears interest at the Company's choice at LIBOR, plus 100 to 450 bases points, or at Key Bank's prime rate, minus 100 to plus 225 bases points, depending upon the Company's EBITDA performance at the end of each quarter as measured by a defined formula. Therefore, a ten percent change in the LIBOR interest rate at September 30, 2009 would have the effect of increasing or decreasing interest expense by approximately $60,000 annually.

Changes in funding for defense procurement programs could adversely affect our ability to grow or maintain our revenues and profitability.

The demand for many of our Space & Defense products has been favorably impacted by an upward trend in defense spending in the last few years for, among other things, advanced radar systems, advanced jamming systems, smart munitions, electronic surveillance systems and satellite and ground based communication systems. Although the ultimate size of future defense budgets remains uncertain, current indications are that the total defense budget may decline over the next few years. The specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe that our products are a high priority for national defense, there remains the possibility that one or more of the programs we serve will be reduced, extended or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our revenues and profitability.

We face continuing pressure to reduce the average selling price of our Wireless products.

Many of our wireless customers are under continuous pressure to reduce costs and, therefore, we expect to continue to experience pressure from these customers to reduce the prices of the products that we sell to them. Our customers frequently negotiate volume supply arrangements well in advance of delivery dates, requiring us to commit to price reductions before we can determine whether the assumed cost reductions or the negotiated supply volumes can be achieved. To offset declining average sales


--------------------------------------------------------------------------------
prices, we believe that we must achieve manufacturing cost reductions and increase our sales volumes. If we are unable to offset declining average selling prices, our gross margins will decline, and this decline could materially harm our business, financial condition and operating results. During fiscal year 2009 this pricing pressure intensified, particularly affecting our ferrite and resistor product lines.

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

We depend upon a small number of customers for a majority of our revenues. During fiscal 2009, we had one customer that accounted for more than 10% of our net sales (Lockheed Martin Corporation, who represented 14.8% of net sales). We anticipate that we will continue to sell products to a relatively small group of customers. Delays in manufacturing or supply procurement or other factors, including consolidation of customers, could potentially cause cancellation, reduction or delay in orders by a significant customer or in shipments to a significant customer. Our future success depends significantly on the decision of our current customers to continue to purchase products from us, as well as the decision of prospective customers to develop and market space and defense and wireless communications systems that incorporate our products.

We must continue to attract and retain qualified engineers and other key employees to grow our business.

Our continued success depends on our ability to continue to attract and retain qualified engineers, particularly microwave engineers, and management personnel. Attracting and retaining qualified engineers, including microwave engineers, particularly in Upstate New


--------------------------------------------------------------------------------

York, is very challenging. If we are unable to successfully hire, train and retain qualified engineers and experienced management personnel, it could jeopardize our ability to develop new products for the wireless and space and defense markets, and could also negatively impact our ability to grow our business.

Failure to meet market expectations could impact our stock price.

The market price for our common stock is based, in part, on market expectations for our sales growth, margin improvement, earnings per share and cash flow. Failure to meet these expectations could cause the market price of our stock to decline, potentially rapidly and sharply.

Current worldwide economic downturn could significantly impact demand for Company products.

The current global economic downturn and financial credit crisis continues to adversely effect business conditions. The recession in the U.S. and key foreign markets could substantially effect Company sales, profitability and financial condition. The dramatic downturn has reduced economic activity particularly in some of the Wireless product markets in which we operate and cannot be predicted when, or to what extent economic recovery might occur. Recent actions taken by numerous governments throughout the world to restore equity, including aggressive monetary and fiscal stimulus actions by the U.S. government may not be effective in addressing the economic problems that are the underlying causes of our current recession.

The Company's Wireless business significantly depends upon its China operations

To compete globally against low cost manufacturers who primarily operate in the Asia Pacific rim the Company has established an assembly and test facility in Suzhou, China and also maintains a sales and marketing group based in Suzhou. Conducting operations in China could be impacted by the political environment within China and trade relations between the U.S. and Chinese governments. To the extent products manufactured in Suzhou, China are sold outside of China the Company may be impacted by currency fluctuations and therefore to the extent the U.S. dollar weakens significantly against Chinese currency, the Company's results of operations could be adversely affected.

The location of the Company's Suzhou, China facility is in an economic development area which may be impacted by expansion of China's mass transit system. If the Company was required to relocate the Suzhou facility as a result of a government mandate, the Company's ability to locate a suitable facility within the Suzhou Office Park and its ability to successfully transition operations to the new facility may adversely impact sales and profitability of the Company's Wireless business group.

The Company could experience an impairment of goodwill or tradenames.

As the result of the two acquisitions completed in fiscal year 2009, and acquisitions made in previous years, goodwill and other intangibles incurred as a percentage of the Company's total assets increased. At June 30, 2009, the total assets of the Company were $237.1 million, which included $45.6 million of goodwill and tradenames. The goodwill arose from the excess of the purchase price of each acquisition over the fair value of the net assets of the business acquired. The tradenames were valued separately from goodwill at the amount which an independent third party would be willing to pay for use of the MSK and Unicircuit names. The Company performs annual evaluations for potential impairment of the carrying value of goodwill and tradenames in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. To date, these evaluations have not resulted in the need to recognize an impairment charge. However, if the Company's financial performance were to decline significantly, especially in the Company's Wireless business group, the Company could incur a non-cash charge in its income statement for the impairment of goodwill or tradenames.

We have been unable to procure a new tenant for our U.K. leased facility.

We currently lease approximately 20,000 square feet in a building located in Frimley, England, pursuant to a lease agreement that expires in February 2014, with an annual rent expense, property taxes, and fees amounting to approximately $625,000. Despite our efforts since October 2007, we have been unable to secure a new tenant(s) to take occupancy of the leased space. As a result, we have taken an impairment charge for 50% of the remaining liability and if we remain unsuccessful in procuring a new tenant, we may be required to take additional impairment charges related to this lease. Most recently, we have marketed the property at 50% of the lease hold rate and to date have not identified any prospective tenant(s).

Other Risks

In addition to the risks identified above, other risks we face include, but are not limited to, the following:

      o the effect of significant changes in monetary and fiscal policies in the U.S. and abroad, including significant income tax changes, currency fluctuations and unforeseen inflationary pressures, unforeseen intergovernmental conflicts or actions, including but not limited to military conflict and trade wars;

      o potential inability to timely ramp up to meet some of our customers' increased demands;


--------------------------------------------------------------------------------

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal real estate of the Company is a 159,000 square foot building, which the Company owns, located on a 30-acre parcel in East Syracuse, New York. The Company's principal subsidiary, Anaren Microwave, Inc., utilizes this facility which houses a substantial portion of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering activities. During fiscal 2007, the Company constructed a 54,000 square foot addition to this existing building bringing it to 159,000 square feet to accommodate, primarily, the growth of its Space & Defense business. The building was completed in the first quarter of fiscal 2008.

Anaren Ceramics, Inc., a wholly owned subsidiary of the Company, operates in a 65,000 square foot building, which the Company owns, situated on approximately 12 acres in Salem, New Hampshire.

M. S. Kennedy Corp., a wholly owned subsidiary of the Company, operates in a 43,000 square foot building which it owns, situated on approximately 5 acres in Liverpool, New York.

Unicircuit, Inc., a wholly owned subsidiary of the Company, operates in a 31,000 square foot building which it owns, situated on 3 acres in Littleton, Colorado. Additionally, Unicircuit, Inc. leases 18,000 square feet in an adjacent facility which houses administrative offices and additional manufacturing space at an annual cost of $0.2 million, with a lease term through November 2011.

The Company leases a 76,000 square foot facility in Suzhou, China which houses light manufacturing and assembly activities of the Company's Anaren Communications Suzhou Co. Ltd. subsidiary. This facility has an annual rent of approximately $0.2 million. The initial lease period on the new building runs through April 2013 and is renewable through April 2023.

The Company leases a 20,000 square foot building in Frimley, England which is currently not used in its operations. Annual cost of this facility is approximately $0.6 million and the Company is currently attempting to sublet the building. The existing lease term on this building runs to 2014 and the Company has not yet secured a new tenant. There is no assurance that the Company will be able to continuously sublet the building during the remaining lease term.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended June 30, 2009, there were no matters submitted to a vote of security holders.


--------------------------------------------------------------------------------

Executive Officers of the Registrant

Executive officers of Anaren, Inc., their respective ages as of June 30, 2009, and their positions held with the Company are as follows:

NAME                         AGE         OFFICE OR POSITION HELD
----                         ---         -----------------------
Lawrence A. Sala             46          President, Chief Executive Officer, Chairman and Director

Carl W. Gerst, Jr            72          Chief Technical Officer, Vice Chairman and Director

Gert R. Thygesen             54          Senior Vice President, Technology

George A. Blanton            48          Senior Vice President, Chief Financial Officer,
                                         Treasurer

Mark P. Burdick              51          Senior Vice President and General Manager

Timothy P. Ross              50          Senior Vice President, Business Development

Amy B. Tewksbury             45          Senior Vice President, Human Resources

David M. Ferrara             54          Secretary and General Counsel

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

George A. Blanton joined the Company in 2008 as the Company's Senior Vice President, Chief Financial Officer and Treasurer. Prior to his appointment, Mr. Blanton served as the Assistant General Manager of Sonic Industries, a subsidiary of Dover Corporation. From 1995 to 2006, Mr. Blanton served as the Chief Financial Officer of Sargent, a subsidiary of Dover Corporation. Mr. Blanton holds a Bachelor of Science Degree in Business Administration from University of Southern California, and a Master's Degree in Business Administration from Loyola Marymount University, Los Angeles, CA.

Mark P. Burdick has been with the Company since 1978 and has served as Sr. Vice President and General Manager since 2005 and Vice President and General Manager from September 2000 until November 2005. He served as Vice President and General Manager, Wireless segment from November 1999 until September 2000, as Business Unit Manager -- Commercial Products from 1994 to 1999, and as Group Manager for Defense Radar Countermeasure Subsystems from 1991 to 1994. Mr. Burdick holds a Bachelor of Science Degree in Electrical Engineering from the Rochester Institute of Technology, and a Master's Degree of Business Administration from the University of Rochester.

Timothy P. Ross has been with the Company since 1982 and has served as Sr. Vice President -- Business Development since November 2005 and Vice President -- Business Development from September 2000 until November 2005. He served as Vice President and General Manager, Space & Defense Group, from November 1999 until September 2000. Mr. Ross served as Business Unit Manager -- Satellite Communications from 1995 to 1999 and as a Program Manager from 1988 to 1995. Mr. Ross holds an Associate's Degree in Engineering Science, a Bachelor of Science in Electrical Engineering from Clarkson University, and a Master's Degree in Business Administration from the University of Rochester.


--------------------------------------------------------------------------------

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

                                           CLASS A STOCK
                      --------------------------------------------------------
                      1st Quarter    2nd Quarter    3rd Quarter    4th Quarter

Fiscal 2008
  High                   $19.30         $17.40         $16.78         $14.87
  Low                    $13.44         $13.98         $11.97         $10.50

Fiscal 2009
  High                   $11.76         $12.77         $13.30         $18.49
  Low                    $ 8.47         $ 7.80         $ 9.00         $10.53

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

Issuer Purchases of Equity Securities

On May 16, 2007, the Board of Directors increased by 2,000,000 the number of shares that the Company was authorized to repurchase in open market or privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. There were no shares purchased from April 1, 2009 through June 30, 2009; and on June 30, 2009, approximately 1,100,000 shares remained authorized for purchase.


--------------------------------------------------------------------------------

Performance Graph

The following graph presents the cumulative total shareholder return for the five years ending June 30, 2009 for our common stock, as compared to the NASDAQ Composite Index and to the NASDAQ Electronic Components Index. The starting value of each index and the investment in common stock was $100.00 on June 30, 2004.

[The following information was also depicted as a line chart in the printed material]

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                 Among Anaren, Inc., The NASDAQ Composite Index
                   And the NASDAQ Electronic Components Index

-----------------------------------------------------------------------------------------------------------------------------------
                                                          6/04          6/05          6/06          6/07         6/08          6/09
-----------------------------------------------------------------------------------------------------------------------------------
Anaren, Inc.                                            100.00         80.48        125.40        107.77        64.69        108.20
NASDAQ Composite                                        100.00        101.09        109.49        132.47       117.33         92.91
NASDAQ Electronic Components                            100.00         89.67         84.92        100.02        90.32         64.98

----------
* $100 invested on 6/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the three year period ended June 30, 2009, and with respect to the balance sheets at June 30, 2009 and 2008 are derived from the consolidated financial statements that have been audited by Deloitte & Touche LLP (for statements of operations for year ended June 30, 2009 and balance sheet as of June 30, 2009) and KPMG LLP (for statements of operations for years ended June 30, 2007 and 2008 and balance sheet as of June 30, 2008), independent registered public accounting firms, which are included elsewhere in this Annual


--------------------------------------------------------------------------------

Report on Form 10-K, and are qualified by reference to such consolidated financial statements. The statements of operations data for the years ended June 30, 2005 and June 30, 2006, and the balance sheet data at June 30, 2005, June 30, 2006 and June 30, 2007, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements for the Company and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


--------------------------------------------------------------------------------

                                                                              For the Years Ended
                                                      --------------------------------------------------------------------
                                                      June 30,       June 30,       June 30,       June 30,       June 30,
Statement of Income Data:                               2009           2008           2007           2006           2005
                                                      --------       --------       --------       --------       --------
(in thousands, except per share amounts)
Net Sales                                             $166,905       $131,316       $128,987       $105,464       $ 94,461
Cost of sales                                          112,289         90,838         83,125         67,494         64,591
                                                      --------       --------       --------       --------       --------
Gross Profit                                            54,616         40,478         45,862         37,970         29,870
                                                      --------       --------       --------       --------       --------
Operating expenses:
  Marketing                                              8,967          7,019          7,416          7,036          6,858
  Research and development                              12,986         10,410          9,134          8,748          6,288
  General and administrative                            18,636         13,592         12,298         10,345          8,685
  Restructuring                                             --            255             --             --            458
                                                      --------       --------       --------       --------       --------
  Total operating expenses                              40,589         31,276         28,848         26,129         22,289
                                                      --------       --------       --------       --------       --------
Operating income                                        14,027          9,202         17,014         11,841          7,581
                                                      --------       --------       --------       --------       --------
Other income (expense):
  Interest expense                                      (1,482)           (79)           (24)           (25)           (29)
  Other, primarily interest income                       1,088          2,322          3,571          2,453          1,599
                                                      --------       --------       --------       --------       --------
  Total other income, net                                 (394)         2,243          3,547          2,428          1,570
                                                      --------       --------       --------       --------       --------
  Income from continuing operations before              13,633         11,445         20,561         14,269          9,151
Income taxes                                             3,774          2,982          5,211          3,252          1,738
                                                      --------       --------       --------       --------       --------
Income from continuing operations                        9,859          8,463         15,350         11,017          7,413
                                                      --------       --------       --------       --------       --------
Discontinued operations:
Income from discontinued
  operations of Anaren Europe                               --             --             --             82             --
Income tax benefit                                          --            770             --             --             --
                                                      --------       --------       --------       --------       --------
Net income from discontinued operations                     --            770             --             82             --
                                                      --------       --------       --------       --------       --------
Net income                                            $  9,859       $  9,233       $ 15,350       $ 11,099       $  7,413
                                                      ========       ========       ========       ========       ========
Basic earnings per share:
  Income from continuing operations                   $    .71       $    .57       $    .89       $    .64       $    .38
  Income from discontinued operations                 $     --       $    .05       $     --       $    .01       $     --
                                                      --------       --------       --------       --------       --------
Net income                                            $    .71       $    .62       $    .89       $    .65       $    .38
                                                      ========       ========       ========       ========       ========
Diluted earnings per share:
Income from continuing operations                     $    .70       $    .56       $    .87       $    .62       $    .37
Income from discontinued operations                   $     --       $    .05       $     --       $    .01       $     --
                                                      --------       --------       --------       --------       --------
Net income                                            $    .70       $    .61       $    .87       $    .63       $    .37
                                                      ========       ========       ========       ========       ========
Shares used in computing net Earnings per share:
  Basic                                                 13,911         14,827         17,319         17,157         19,346
  Diluted                                               14,179         15,068         17,721         17,682         19,832
Balance Sheet Data:
Cash and cash equivalents                             $ 49,893       $ 10,711       $  7,912       $ 15,733       $  5,901
Working capital                                        102,212         71,163         72,858        112,160         84,554
Total assets                                           237,055        172,103        191,204        189,026        175,482
Long-term debt, less current installments               40,000             --             --             --             --
Stockholders' equity                                   160,945        150,864        166,794        172,118        159,079


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

Overview

The consolidated financial statements present the financial condition of the Company as of June 30, 2009 and 2008, and the consolidated results of operations and cash flows of the Company for the years ended June 30, 2009, 2008 and 2007.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations and subscriber equipment for wireless communications as well as, in satellites and in defense electronics systems. The Company is also a leading provider of high performance analog microelectronics including custom hybrids, power hybrids, and multi-chip modules. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Motorola, Nokia Siemens Networks, Nortel Networks, and Huawei, and to satellite communications and defense electronics companies such as Boeing Satellite, ITT, Lockheed Martin, Northrop Grumman and Raytheon.

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

On July 31, 2008, the Company cancelled its previous $50.0 million demand note loan agreement with no balance outstanding on the loan; and on the same day, the Company signed a loan agreement with its bank for a $50.0 million declining revolving line of credit to be used to finance acquisitions and working capital needs. On July 31 and August 29, 2008, the Company took advances totaling $49.8 million on this line to finance the acquisitions of M. S. Kennedy Corp. and Unicircuit, Inc. Advances under this line, at the Company's choice, bear interest at LIBOR, plus 100 to 450 basis points or at the Prime Rate, minus
(100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term debt plus interest expense. Availability of credit under the line declines 20% annually on the anniversary date of the note and any outstanding principal balance in excess of the new line limit is due and payable at that time.

On August 1, 2008, the Company completed the acquisition of M. S. Kennedy, Corp.
(MSK), located in Syracuse, New York. MSK is a leading provider of high performance analog microelectronics to the Defense and Space markets and is a leading designer and producer of custom analog hybrids, power hybrids, and multi-chip modules. MSK offers broad electronic component design, packaging, and integration capability with net sales of $22.4 million in calendar 2007. MSK will be integrated into Anaren's existing Space & Defense Group. Anaren acquired MSK for a purchase price of $27.7 million, net of cash acquired, and earnings from MSK were accretive in fiscal year 2009. The Company financed this transaction through a five year, $50.0 million revolving debt facility. Goodwill and intangible assets related to this acquisition were $12.5 million.

On August 30, 2008, the Company completed the acquisition of Unicircuit Inc. located in Littleton, Colorado. Unicircuit is a manufacturer of printed circuit boards (PCB) used in various military and aerospace applications with net sales of $18.7 million in calendar 2007. Unicircuit is a leader in high frequency PCB technology and will enhance Anaren's ability to capture integrated


--------------------------------------------------------------------------------
microwave assembly opportunities in the defense, satellite and aerospace markets. Unicircuit will be integrated into Anaren's existing Space & Defense Group. Anaren acquired Unicircuit, Inc. for a purchase price of approximately $20.8 million, net of cash acquired, and earnings from Unicircuit were accretive in fiscal year 2009. The Company financed this transaction by utilizing its existing five year, $50.0 million revolving debt facility. Goodwill and intangible assets related to this acquisition were $11.8 million.

Results of Operations

Net sales from continuing operations for the year ended June 30, 2009 were $166.9 million, up 27.1% from $131.3 million for fiscal 2008. Income from continuing operations for fiscal 2009 was $9.9 million, or 5.9% of net sales, up $1.4 million, or 16% from income from continuing operations of $8.5 million in fiscal 2008.

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                         Years Ended June 30,
                                                         --------------------
                                                     2009       2008       2007
                                                    -----      -----      -----
Net sales                                           100.0%     100.0%     100.0%
Cost of sales                                        67.3       69.2       64.4
                                                    -----      -----      -----
Gross Profit                                         32.7       30.8       35.6
                                                    -----      -----      -----
Operating expenses:
  Marketing                                           5.4        5.3        5.8
  Research and development                            7.8        7.9        7.1
  General and administrative                         11.1       10.4        9.5
  Restructuring                                        --        0.2         --
                                                    -----      -----      -----
    Total operating expenses                         24.3       23.8       22.4
                                                    -----      -----      -----
Operating income                                      8.4        7.0       13.2
                                                    -----      -----      -----
Other income (expense):
  Interest expense                                   (0.9)      (0.1)        --
  Other, primarily interest income                    0.7        1.8        2.7
                                                    -----      -----      -----
    Total other income (expense)                     (0.2)       1.7        2.7
                                                    -----      -----      -----
Income from continuing operations
  before income taxes                                 8.2        8.7       15.9
Income taxes                                          2.3        2.3        4.0
                                                    -----      -----      -----
Net income from continuing operations                 5.9        6.4       11.9
Discontinued operations:
  Income from discontinued
    operations of Anaren Europe                        --         --         --
  Income tax benefit                                   --       (0.6)        --
                                                    -----      -----      -----
  Net income from discontinued operations              --        0.6         --
                                                    -----      -----      -----
  Net income                                          5.9%       7.0%      11.9%
                                                    =====      =====      =====

The following table sets forth the Company's net sales by industry segment for the periods indicated:

                                                                       Years Ended June 30,
                                                                       --------------------
                                                    2009                       2008                     2007
                                               (In thousands)             (In thousands)            (In thousands)
                                             ------------------        -------------------        ------------------
Wireless                                     $ 68,622      41.1%       $ 78,741       60.0%       $ 77,800      60.3%
Space & Defense                                98,283      58.9%         52,575       40.0%         51,187      39.7%
                                             --------     -----        --------      -----        --------     -----
                                             $166,905     100.0%       $131,316      100.0%       $128,987     100.0%
                                             ========     =====        ========      =====        ========     =====

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Net sales. Net sales were $166.9 million for the year ended June 30, 2009, up 27.1% compared to $131.3 million for the fiscal 2008 and included $37.5 million of sales from M.S. Kennedy Corp. and Unicircuit, Inc. in fiscal 2009. Shipments of Wireless Group products fell $10.1 million, or 12.9%, and sales of Space & Defense Group products rose $45.7 million, or 86.9%, in fiscal 2009 compared to fiscal 2008.

Wireless Group products consist of standard components, ferrite components and custom subassemblies for use in building wireless


--------------------------------------------------------------------------------
base station and consumer equipment. The decline in Wireless Group sales was the result of a decline in demand for custom components during fiscal 2009 compared to fiscal 2008. Sales of custom products fell $12.1 million, or 38.0% in fiscal 2009 compared to fiscal 2008, reflecting the overall worldwide economic slowdown and delays in a new platform introduction at a large Wireless customer. This decline was partially off-set by a $1.6 million, or 41%, increase in consumer product sales in fiscal 2009 compared to fiscal 2008 resulting from new design wins in the handset sector and a $0.5 million increase in standard component sales year over year in fiscal 2009.

Custom Wireless products are tied to specific base station designs and are much more sensitive to actual customer design wins making future order levels difficult to predict. Sales of custom products in fiscal 2010 are expected to be relatively flat, but may be further impacted by the current state of the economy and its impact on the level of worldwide infrastructure spending. The company's standard component products enjoy wide spread use in base station applications across many different platforms and original equipment manufacturers. Sales of these products in fiscal 2010 are tied to the overall infrastructure spending and through fiscal 2009 were not significantly impacted by the current economic downturn.

Space & Defense Group products consist of custom components and assemblies for communication satellites and defense radar, receiver, and countermeasure systems for the military. Sales of Space & Defense Group products rose $45.7 million, or 86.9% in fiscal year 2009 compared to fiscal year 2008. Space & Defense Group sales in fiscal year included $37.5 million of sales from M.S. Kennedy and Unicircuit. Additionally, sales of catalog and passive devices rose due to shipments of Counter-Improvised Explosive Device (Counter-IED) products, which rose to $6.7 million in fiscal 2009 compared to $1.0 million in fiscal 2008. Existing Space & Defense Group product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years, with orders in fiscal 2009 exceeding $98.0 million.

Through fiscal 2009, the Company's defense business felt little or no impact from the current down turn in the economy as we experienced no cancellations or significant push outs in deliveries under specific contracts other than a six month delay in a commercial space job. Based on the current proposed defense budget for fiscal 2010, the Company does not expect any contract cancellations or program discontinuations related to existing or expected orders.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, acquisition inventory step-up amortization, intangible amortization, direct and indirect overhead, and test costs. Gross profit represents net sales minus cost of sales. Gross profit for fiscal 2009 was $54.6 million (32.7% of net sales), up from $40.5 million (30.8% of net sales) for the prior year. Gross profit, as a percent of sales, increased in fiscal 2009 compared to last year due to the decrease in sales of lower margin custom Wireless Group products, a more favorable sales mix in the Space & Defense Group and, comparable gross margin at M. S. Kennedy Corp. and Unicircuit, Inc. compared to the Company's other operations. The improvement in gross margins of approximately 2.0% for fiscal 2009 resulted from fairly equal percentage improvements at all of the Company's operations.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses in the current fiscal year were $9.0 million (5.4% of net sales), compared to $7.0 million (5.3% of net sales), a $2.0 million increase which included the addition of $1.9 million of marketing expenses from Unicircuit and M. S. Kennedy as well as expenses for additional sales and marketing personnel and higher commission expenses resulting from the overall sales mix. This increase was partially offset by an accounting adjustment in the second quarter resulting in the reduction of commission expense of $275,000 to correct an over accrual that was accumulated over a number of prior periods.

Research and Development. Research and development expenses consist of materials and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $13.0 million (7.8% of net sales) in fiscal 2009, up 24.7% from $10.4 million (7.9% of net sales) for fiscal 2008. Research and development expenditures are supporting further development of the Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. Research and Development expenditures have increased in fiscal 2009 versus last year due to the higher level of opportunities in both the Wireless Group and Space & Defense Group marketplaces which resulted in approximately $977,000 in additional spending at our Anaren Ceramics and Anaren Microwave operations. The addition of M. S. Kennedy Corp. and Unicircuit, Inc. accounted for the remaining $1.6 million of the increase. The Company does not expect to reduce its current research and development efforts through year-end and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative (G&A) expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased $5.0 million, to $18.6 million (11.2% of net sales) for fiscal 2009, from $13.6 million (10.4% of net sales) for fiscal 2008. The increase in


--------------------------------------------------------------------------------
general and administrative expense in fiscal 2009 compared to last year resulted from additional personnel in the Finance, Human Resource and Information Technology functions, and the inclusion of $5.6 million in additional G&A costs including intangible amortization of $933,000 from the acquisition of M. S. Kennedy and Unicircuit. This increase was partially off-set by a decline in G&A costs by consolidating subsidiary operations at the Ceramics operations of $0.7 million.

Operating Income. Operating income rose 52.2% in fiscal 2009 to $14.0 million, (8.4% of net sales), compared to $9.2 million (7.0% of net sales) for fiscal 2008. This increase was due mainly to the improvement in profitability in the second half of fiscal 2009 resulting from the higher overall sales volume and $2.5 million in operating profitability contributed by M. S. Kennedy Corp and Unicircuit, Inc., the Company's new subsidiaries acquired in the first quarter of fiscal 2009. Operating income as a percent of sales increased year over year due to a significant increase in third and fourth quarter profitability, despite the inclusion of $3.2 million of combined acquisition related inventory step-up costs and intangible amortization for fiscal 2009, due to a higher margin product mix compared to fiscal 2008.

On an operating segment basis, Wireless Group operating income was $6.6 million for fiscal 2009, up $3.0 million from $3.6 million in fiscal 2008. The increase in Wireless Group operating income in fiscal 2009 compared to fiscal 2008, despite the decline in Wireless Group sales, was due to a more favorable sales mix which included more standard component sales and the overall increase in corporate sales volume which had a positive impact on overhead absorption.

Space & Defense Group's operating income was $8.2 million in fiscal 2009, up $2.0 million, or 33.3%, from $ 6.2 million for fiscal 2008. Operating margins in this Group rose in fiscal 2009 due to the large increase in sales and the addition of the two new subsidiaries, M. S. Kennedy Corp. and Unicircuit, Inc. Operating margin as a percent of sales was 8.3% in fiscal 2009 compared to 11.7% in fiscal 2008. The drop in operating income as a percent of sales in fiscal 2009 was due to the inclusion of $3.2 million (3.3% of Space & Defense sales) of combined acquisition related inventory step-up and intangible amortization costs resulting from the acquisition of M. S. Kennedy and Unicircuit and a $2.0 million increase in Space & Defense Group R&D expense at the Company's East Syracuse operation for a number of new defense projects.

Other Income. Other income primarily consists of interest income received on invested cash balances and rental income. Other income decreased 53.2% to $1.1 million in fiscal 2009 compared to $2.3 for last year. This decrease was caused by the decline in available investable cash due to the purchase of treasury shares in the first quarter of fiscal 2009 and the decline in interest rates year over year. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in fiscal 2009 was $1.5 million (0.9% of net sales), compared to $79,000 for fiscal 2008. This increase was due to the interest expense generated by the Company's borrowings starting in the first quarter of fiscal 2009 to finance the acquisitions of M. S. Kennedy Corp. and Unicircuit, Inc. The Company borrowed a total of $49.8 million under its $50.0 million revolving declining line of credit in the first quarter. These borrowings bear interest at the 90 day LIBOR, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and was approximately 2.5% for the fourth quarter. The interest rate on the outstanding loan balance for the first quarter of fiscal 2010 is expected to be approximately 1.5%.

Income Taxes. Income taxes for fiscal 2009 were $3.8 million (2.3% of net sales), representing an effective tax rate of 27.7%. This compares to income tax expense of $3.0 million (2.3% of net sales) for fiscal 2008, representing an effective tax rate of 26.1%. The projected effective tax rate for fiscal year 2010 is now expected to be approximately 32.0%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss and in fiscal 2009 reflects adjustments and provisions of completed and ongoing state and federal tax audits.

Discontinued Operations. Income from discontinued operations for fiscal 2008 included $770,000 due to the reduction of an unrecognized tax benefit resulting from the lapse of the applicable statute of limitations related to the prior dissolution of the Company's European subsidiary, Anaren Europe, B.V.

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

Net Sales. Net sales increased $2.3 million, or 1.8% to $131.3 million for fiscal 2008 compared to $129.0 million for fiscal 2007. This increase resulted from a $1.4 million rise in shipments of Space & Defense products and a $940,000 increase in shipments of Wireless products in fiscal 2008.

Sales of Wireless products were relatively flat in fiscal 2008, rising $940,000 over fiscal 2007. The small increase was led by a $2.1 million rise in standard component sales which offset a $1.3 million decline in consumer product sales year over year. Sales of


--------------------------------------------------------------------------------

Wireless custom products were unchanged in fiscal 2008 compared to fiscal 2007 and included sales to Nokia Corp. of $22.4 million, which represented 28% of total Wireless sales and 17% of total Company net sales.

Sales of Space & Defense products rose $1.4 million, or 2.7% in fiscal 2008 compared to fiscal2007. Sales of Space & Defense products in fiscal 2007 benefited from $11.4 million in shipments of Counter-Improvised Explosive Device (Counter-IED) products, which dropped to slightly more than $1.0 million in fiscal 2008. This drop in sales was offset by higher sales in receiver and space products resulting from the higher level of business won by the Company over fiscal 2006 through fiscal 2008, which has resulted in the record level of backlog for this group of $64.6 million at June 30, 2008.

Gross Profit. Gross profit represents net sales minus cost of sales. Gross profit for fiscal 2008 was $40.5 million (30.8% of net sales), down $5.4 million from $45.9 million (35.6% of net sales) for fiscal 2007. Gross profit on sales decreased in fiscal 2008 over fiscal 2007 due to the decline in sales of higher margin defense Counter-IED products, and continuing losses at the Company's Salem, New Hampshire facility due to lower than planned sales volume and product yield. Additionally, yield and production efficiency problems in fiscal 2008 in the Space & Defense Group and a $450,000 charge for an anticipated cost overrun on an engineering prototype contract in the fourth quarter added further to the decline in gross margin.

Marketing. Marketing expenses were $7.0 million (5.3% of net sales) for fiscal 2008, down $398,000 from $7.4 million (5.8% of net sales) for fiscal 2007. Marketing expenses in the current fiscal year were below fiscal 2007 due to lower commission expense on defense products and lower payroll costs from a reduction in sales personnel.

Research and Development. Research and development expenses were $10.4 million (7.9% of net sales) in fiscal 2008, up 14.0% from $9.1 million (7.1% of net sales) for fiscal 2007. Research and development expenditures are supporting further development of Wireless infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. Research and development expenditures have increased in fiscal 2008 versus fiscal 2007 due to the higher level of opportunities in both the Wireless and Space & Defense Group marketplaces, which has resulted in the hiring of additional personnel in the 12 month period in 2008 to perform development activities.

General and Administrative. General and administrative expenses increased 10.5% to $13.6 million (10.4% of net sales) for fiscal 2008 from $12.3 million (9.5% of net sales) for fiscal 2007. The increase resulted primarily from additional professional service costs ($350,000) associated with the restatement of the Company's second and third quarter fiscal 2007 financial statements that were incurred during the first quarter of fiscal 2008, additional costs from new restricted stock grants issued in August 2007 that have a shorter vesting schedule than the traditional stock option grants issued in the comparable prior period, and additional personnel in Finance, Human Resources and Information Technology functions.

Restructuring. Restructuring expense consists of payroll, outplacement, and benefit costs associated with the termination of nine employees at the Company's Salem, New Hampshire facility in the fourth quarter of fiscal 2008.

Operating Income. Operating income fell 45.9% in fiscal 2008 to $9.2 million, (7.0% of net sales) compared to $17.0 million (13.2% of net sales) for fiscal 2007. On an operating segment basis, Wireless operating income was $3.6 million for fiscal 2008, down 55% from the Wireless operating income of $8.0 million in fiscal 2007. The decline in Wireless operating income in fiscal 2008 compared to fiscal 2007 resulted from a number of factors including: price erosion on standard components products sold to large customers, lower margins on custom products due to platform transitions at Nokia, and continuing losses at our Salem, New Hampshire facility due to product yield and inefficiencies. Additionally, 2008 Wireless operating margins were further eroded compared to fiscal 2007 due to end of program life scrap charges of $250,000, a $350,000 charge for anticipated costs to repair a custom assembly product in the Wireless group and a $255,000 restructuring charge for severance pay related to a reduction in workforce at the Company's ceramic facility in Salem, New Hampshire.

The Space & Defense Group's operating income was $6.2 million in fiscal 2008 down $3.4 million from $9.6 million for fiscal 2007. Operating margins in this segment declined due to manufacturing inefficiencies encountered on some programs which suffered procurement delays, engineering cost overruns, a change in product mix due to a decline in higher margin Counter-IED products, a higher level of internal research and development spending for the segment year over year and the increase in general and administrative expense in fiscal 2008.

Interest Expense. Interest expense represents interest incurred on deferred obligations. Interest expense for fiscal 2008 was approximately $79,000, compared to $25,000 for fiscal 2007.

Other Income. Other income is primarily interest income received on invested cash balances and rental income. Other income decreased 34.9% to $2.3 million in fiscal 2008 compared to $3.6 million for fiscal 2007. This decrease was caused by the decline in


--------------------------------------------------------------------------------
available investable cash due to the use of $30.2 million to purchase treasury shares over the last twelve months. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

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


--------------------------------------------------------------------------------

Critical Accounting Policies and Estimates

The Company prepares the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. In doing so, the Company has to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, the Company could have reasonably used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from the estimates made in the financial statements. To the extent that there are material differences between these estimates and actual results, the Company's financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that the Company believes are reasonable under the circumstances, and they are evaluated on an ongoing basis. The Company refers to accounting estimates of this type as critical accounting policies and estimates, which are discussed further below. The Company has reviewed the critical accounting policies and estimates with the audit committee of the board of directors.

Income Taxes

In accordance with the liability method of accounting for income taxes specified in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, the provision for income taxes is the sum of income taxes both currently payable and deferred. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the bases of assets and liabilities for financial reporting purposes and the tax bases of assets and liabilities as measured by the enacted tax rates that management estimates will be in effect when the differences reverse.

Beginning in 2007, the Company adopted Financial Accounting Standards Board
(FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN No. 48), to assess and record income tax uncertainties. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences, make certain assumptions regarding whether book/tax differences are permanent or temporary and if temporary, the related timing of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that are estimated will not ultimately be recoverable. Alternatively, the Company may make estimates about the potential usage of deferred tax assets that decreases the valuation allowances.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for uncertain tax positions when it believes that certain tax positions do not meet the more likely than not threshold. The Company adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of the statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate. The Company follows FIN No. 48 for accounting for our uncertain tax positions.

Changes could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and tax rates could affect the valuation of deferred tax assets and liabilities, thereby changing the income tax provision. Also, significant declines in taxable income could materially impact the realizable value of deferred tax assets. At June 30, 2009, we had $8.1 million of deferred tax assets on our balance sheet and a valuation allowance of $0.6 million has been established for certain deferred tax assets as it is more likely than not that they will not be realized.

A 1% increase in the effective tax rate would increase the current year provision by $0.1 million, reducing diluted earnings per share by $0.01 based on shares outstanding at June 30, 2009.

Equity Based Compensation

The Company records compensation costs related to stock-based awards in accordance with FASB SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the fair value of the award.

Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be


--------------------------------------------------------------------------------
achieved. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

The Company utilizes the Black-Scholes Options Pricing Model to determine the fair value of stock options under SFAS No. 123(R). The Company is required to make certain assumptions with respect to selected Black Scholes model inputs, including expected volatility, expected life, expected dividend yield and the risk-free interest rate. Expected volatility is based on the historical volatility of the Company's stock over the most recent period commensurate with the estimated expected life of the stock options. The expected life of stock options granted, which represents the period of time that the stock options are expected to be outstanding, is based, primarily, on historical data. The expected dividend yield is based on history and the expectation of dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life.

For restricted stock and restricted stock unit awards, the fair market value is determined based upon the closing value of the Company's stock price on the grant date.

Compensation cost for performance-based stock options and restricted stock units is reassessed each period and recognized based upon the probability that the performance targets will be achieved. That assessment is based upon the Company's actual and expected future performance as well as that of the individuals who have been granted performance-based awards.

Stock-based compensation expense is only recorded for those awards that are expected to vest. Forfeiture estimates for determining appropriate stock-based compensation expense are estimated at the time of grant based on historical experience and demographic characteristics. Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures.

Option pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, existing valuation models may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards may bear little resemblance to the actual values realized upon the exercise, expiration or forfeiture of those share-based payments in the future. Stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There are significant differences among valuation models. This may result in a lack of comparability with other companies that use different models, methods and assumptions.

There is a high degree of subjectivity involved in selecting assumptions to be utilized to determine fair value and forfeiture assumptions. If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the expense that we record for future grants may differ significantly from what we have recorded in the current period. Additionally, changes in performance of the Company or individuals who have been granted performance-based awards that affect the likelihood that performance based targets are achieved could materially impact the amount of stock-based compensation expense recognized.

A 1% change in our stock based compensation expense would increase/decrease current year net income by approximately $0.04 million, or approximately $0.002 per diluted share.


--------------------------------------------------------------------------------

Impairment of Marketable and Non-Marketable Securities

The Company periodically reviews the marketable securities, as well as the non-marketable securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is "other-than-temporary" as defined under FASB Staff Position (FSP) SFAS 115-1 and SFAS 124-1, The Meaning of Other -Than-Temporary Impairment and Its Application to Certain Investments, and FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other -Than-Temporary Impairments. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent and ability to hold an investment. If any impairment is considered "other-than-temporary," the Company will write down the asset to its fair value and take a corresponding charge to our Consolidated Statement of Income. At June 30, 2009, the Company has $0.4 million recorded in accumulated other comprehensive income related to a write-down of its available-for-sale security. Currently this write-down is at the value that is guaranteed by the federal government. A 1% change in the valuation of the security would increase/decrease the Company's net assets by an immaterial amount.

Valuation of Inventory

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventory standard costing requires complex calculations that include assumptions for overhead absorption, scrap, sample calculations, manufacturing yield estimates and the determination of which costs are capitalizable. The valuation of inventory requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. Variations in methods or assumptions could have a material impact on the Company's results. If the Company's demand forecast for specific products is greater than actual demand and it fails to reduce manufacturing output accordingly, the Company could be required to record additional inventory reserves, which would have a negative impact on net income.

A 1% write-down of our inventory would decrease current year net income by approximately $0.2 million, or approximately $0.02 per diluted share. As of June 30, 2009 we have $35.3 million of inventory recorded on our balance sheet representing 15% of total assets.

Employee Benefit Plan

The Company's noncontributory pension plan (the "Pension Plan") covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Additionally, certain healthcare benefits are available to eligible domestic employees who are participants in the Pension Plan and meet certain age and service requirements upon termination of employment (the "Postretirement Health Care Benefits Plan"). For eligible employees, the Company offsets a portion of the postretirement medical costs to the retired participant based on length of service. Effective August 15, 2000, the Pension Plan and the Postretirement Health Care Benefits Plan were closed to new participants.

Accounting methodologies use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. Examples of "events" are plan amendments and changes in actuarial assumptions such as discount rate, expected long-term rate of return on plan assets, and rate of compensation increases. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, the income statement effects of pension benefits or postretirement health care benefits are earned in, and should be expensed in, the same pattern.

There are various assumptions used in calculating the net periodic benefit expense and related benefit obligations. One of these assumptions is the expected long-term rate of return on plan assets. The required use of expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.

The Company uses longer-term historical actual return experience with consideration of the expected investment mix of the plans' assets, as well as future estimates of long-term investment returns, to develop its expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. The Company's investment return assumption for the Pension Plan was 8.5% for both fiscal 2009 and 2008. At June 30, 2009, the Regular Pension Plan was approximately 48% equity investments and 52% cash and fixed income investments, while the Post Retirement health Care Plan was unfunded.

A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits accounting reflects, at June 30 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company's discount rates for measuring its pension obligations were 6.85% and 6.35% at June 30, 2009 and 2008, respectively. The Company's discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 6.37% and 6.86% at June 30, 2009 and 2008, respectively.


--------------------------------------------------------------------------------

A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases. The Company's fiscal 2009, 2008 and 2007 rate for future compensation increase for the Regular Pension Plan was 4%. For Postretirement Health Care Benefits Plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. Based on this review, the health care cost trend rates used to determine the June 30, 2009 accumulated postretirement benefit obligation are 7.5% - 10.5% for 2009, with a declining trend rate of about 0.8% - 0.4% each year until it reaches 5% by fiscal 2016, with a flat 5% rate for fiscal 2016 and beyond.

For the fiscal years ended June 30, 2009, 2008 and 2007, the Company recognized net periodic pension expense of $0.3 million, $0.1 million and $0.3 million, respectively, related to its pension plan. Cash contributions of $.130 million were made to the U.S. pension plans in fiscal 2009. The Company expects to make cash contributions of approximately $0 to its pension plan during fiscal 2010.

The 2009 and 2008 fiscal year Postretirement Health Care Benefits Plan actual expenses were $0.2 million in both periods. Cash contributions of $0.2 million were made to this plan in fiscal 2009. The Company expects to make $.2 million in cash contributions to the Postretirement Health Care Benefits Plan in fiscal 2009.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks and illiquidity associated with certain investments held by the pension plans, which could impact the value of investments after the date of this filing. The Company's measurement date of its plan assets and obligations is June 30.

Long Term Contract Accounting

Net sales under certain long-term contracts of the Space & Defense Group, many of which provide for periodic payments, are recognized under the percentage-of-completion method. Estimated manufacturing cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion, based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized.

To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware). The amount of unbilled accounts receivable at June 30, 2009 and 2008 is $0.5 million and $0.2 million, respectively.

An award or incentive fee is usually variable, based upon specific performance criteria stated in the contract. Award or incentive fees are recognized only upon achieving the contractual criteria and after the customer has approved or granted the award or incentive.

Assessment of Recoverability of Intangible and Long-Lived Assets

When the Company makes an acquisition, it allocates the purchase price to the assets that are acquired and liabilities that are assumed based on their estimated fair value at the date of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets. Other indefinite lived intangible assets, such as tradenames, are considered non-amortizing intangible assets as they are expected to generate cash flows indefinitely. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Indefinite lived intangibles and goodwill are required to be assessed for impairment on an annual basis or more frequent if certain indicators are present. Definite-lived intangible assets are amortized over their estimated useful lives.

The Company bases the fair value of identifiable tangible and intangible assets on detailed valuations that use information and assumptions provided by management. The fair values of the assets acquired and liabilities assumed are determined using one of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depends on the reliability of available data and the nature of the asset, among other considerations. The market approach values the subject asset based on available market pricing for comparable assets. The income approach values the subject asset based on the present value of risk adjusted cash flows projected to be generated by the asset. The projected cash flows for each asset considers multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins. The cost approach values the subject asset by determining the current cost of replacing that asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

The Company performs an annual review on the last day of its third fiscal quarter, or more frequently if indicators of potential


--------------------------------------------------------------------------------
impairment exist, to determine if the recorded goodwill and other indefinite lived intangible assets are impaired. The Company assesses goodwill for impairment by comparing the fair value of the reporting units to their carrying value to determine if there is potential impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based primarily on the income approach, however where appropriate, the market approach or appraised values are also used. Definite-lived intangible assets such as purchased technology, non-compete agreements, and customer lists are reviewed at least quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. Indefinite lived intangible assets, such as tradenames, are evaluated for impairment by using the income approach.

The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations. Significant changes in these estimates and assumptions could impact the value of the assets and liabilities recorded which would change the amount and timing of future intangible asset amortization expense.

The Company makes certain estimates and assumptions that affect the determination of the expected future cash flows from a reporting units for its goodwill impairment testing. These include sales growth, cost of capital, and projections of future cash flows. Significant changes in these estimates and assumptions could create future impairment losses to goodwill.

For indefinite lived assets, such as tradenames, the Company makes certain estimates of revenue streams, royalty rates and other future benefits. Significant changes in these estimates could create future impairments of these indefinite lived intangible assets.

Estimation of the useful lives of definite-lived intangible assets requires significant management judgment. Events could occur that would materially affect the estimates of the useful lives. Significant changes in these estimates and assumptions could change the amount of future amortization expense or could create future impairments of these definite-lived intangible assets.

A 1% change in the amortization of our intangible assets would increase/decrease current year would have an immaterial impact on net income and earnings per diluted share. As of June 30, 2009 the Company has $54.0 million of intangible assets recorded on our balance sheet representing 18% of total assets. This includes $83.0 million of amortizing intangible assets, $3.0 million of indefinite lived intangible assets and $42.6 million of goodwill.

Liquidity and Capital Resources

Net cash provided by operations for the years ended June 30, 2009, 2008 and 2007 was $28.4 million, $12.0 million and $21.8 million, respectively. The positive cash flow from operations in fiscal 2009 was due to profit before depreciation and equity based compensation expense and was further enhanced by a combined decrease in inventory and accounts receivable of $7.9 million. In fiscal years 2007 and 2008 the positive cash flow from operations was due primarily to income before depreciation and equity based compensation in both years, and was partially off-set by a combined increase in inventory and accounts receivable amounting to $6.0 million in fiscal 2008 and $6.3 million in fiscal 2007. Additionally, in fiscal 2009, 2008 and 2007, cash flow from operations rose due to $4.0 million, $3.7 million and $3.5 million in equity based compensation expense, respectively, which did not require cash and in fiscal 2007 operating cash flow was further enhanced by a $3.4 million increase in accounts payable.

Net cash used in investing activities in fiscal 2009 was $35.7 million and consisted of net maturities of marketable debt securities of $19.3 million, net of capital expenditures of $6.8 million and payments of $48.2 million used to purchase M. S. Kennedy Corp and Unicircuit, Inc in the first quarter.

Net cash provided by investing activities in fiscal 2008 was $20.1 million and consisted of net maturities of marketable debt securities of $32.5 million, less capital expenditures of $12.4 million.

Net cash used in investing activities in fiscal 2007 was $6.8 million and consisted of capital expenditures of $13.2 million, including $5.3 million in expenditures to construct and equip a 54,000 square foot addition to our East Syracuse, New York manufacturing facility, less funds provided by net maturities of marketable debt securities of $6.2 million.

Net cash provided by financing activities in fiscal 2009 was $46.4 million and consisted of $2.7 million received from the exercise of stock options and borrowings of $49.8 million under the Company's revolving declining line of credit to finance the acquisitions of M. S. Kennedy and Unicircuit, net of $1.2 million used to pay off an acquired mortgage and $5.0 million used to purchase 471,000 treasury shares. Net cash used in financing activities in fiscal 2008 and 2007 was $29.5 million and $23.1 million, respectively. In fiscal 2008, $784,000 was provided by cash and tax benefits resulting from stock option exercises and $30.2 million was used to purchase 2.0 million shares of the Company's common stock for treasury, while in fiscal 2007, $2.6 million was provided by cash and


--------------------------------------------------------------------------------
tax benefits resulting from the exercise of stock options and $25.7 million was used to purchase 1.5 million shares for treasury.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At June 30, 2009, there were approximately 1,100,000 shares remaining under the current Board repurchase authorization.

At June 30, 2009, the Company had approximately $64.8 million in cash, cash equivalents, and marketable securities and has had positive operating cash flow for over ten consecutive years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations and its newly secured line of credit.

At June 30, 2009, as a result of the decline in the stock market, the assets in the Company's defined benefit plan declined more than approximately 20% from July 1, 2007 when the plan was considered to be fully funded. Due to this decline, the Company was required to make a $0.1 million deposit into the plan by March 15, 2009 to meet the 92% funding requirement for the July 1, 2008 measurement date and further expects the need to make a contribution of approximately $1.0 to 2.0 million by March 2010 to meet the 94% funding requirement for the July 1, 2009 measurement date valuation. Additionally, due to defined benefit plan's losses, it is expected that the net periodic pension benefit cost will be approximately $0.7 million in fiscal 2010.

At June 30, 2009, the Company had $49.8 million outstanding under its note of which $9.8 million was scheduled for repayment on July 31, 2009, the anniversary of the note. The Company expects to make this payment from its currently available cash balances. Availability of credit under the line declines 20% annually on the anniversary date of the note and any outstanding principal balance in excess of the new line limit is due and payable at that time.

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

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

(in thousands)                                                                         Payment Due by Period
                                                                           Less
                                                         Total          Than 1 Yr.       2 - 3 Yrs.       4 - 5 Yrs.    Over 5 Yrs.
Contractual Obligations                                 -------         ----------       ----------       ----------    -----------
Contractual obligations
Debt and Interest Payments                              $52,403          $10,820          $21,292          $20,291        $  --
Operating Lease Obligations                             $ 3,091          $   692          $ 1,512          $   887        $  --
Other Long-Term Liabilities(1)                          $   390          $    65          $   130          $   130        $  65

The unrecognized tax benefits that are recorded in other long-term liabilities in the Company's condensed consolidated balance sheet are not anticipated to be paid within one year of the balance sheet date; and the time period for when a cash payout on these unrecognized tax benefits can not be anticipated or estimated do to the uncertainty and as such are not included in the above table.

      (1) Deferred Compensation

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008. The adoption of this Statement at July 1, 2009 has not had a material impact on the Company's financial statements.

In April 2008, the FASB issued a FASB Staff Position No. 142-3 "Determination of the Useful Life of Intangible Assets" (FSP). This Position amends the factors that should be considered in the developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of the FSP is


--------------------------------------------------------------------------------
to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of this Statement at July 1, 2009 has not had a material impact on the Company's financial statements.

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

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of this Statement has not had a material impact on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," SFAS 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The adoption of this Statement has not had a material impact on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this Statement has not had a material impact on the Company's financial statements.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 165, "Subsequent Events" (SFAS 165) effective for the periods ending after June 15, 2009 (the Company's fiscal 2009) and have evaluated for disclosure subsequent events that have


--------------------------------------------------------------------------------
occurred up to September 14, 2009, the date of issuance for the financial statements.

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

As of June 30, 2009, the Company had cash, cash equivalents and marketable securities of $64.8 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from June 30, 2009 rates, or 0.125%, would have reduced net income and cash flow by approximately $81,000, or $0.0057 per diluted share for the year. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a material effect on its financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

As of June 30, 2009, the Company had $49.8 million in outstanding debt under its revolving line of credit with Keybank. The line consists of a $50.0 million revolving credit note (Note) for which principal amounts are due on August 1, 2009, and on each anniversary date thereafter through July 31, 2013. Borrowings under the Note, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points or at the Keybank's prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the three months ended June 30, 2009, the weighted average interest rate on the outstanding borrowings was 2.35%. Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise. A hypothetical increase in market interest rate of 10.0% from June 30, 2009 rates, or 0.235%, would have reduced net income and cash flow by approximately $29,000, or $.002 per diluted share for the year ending June 30, 2009.

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

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

A. Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer (the Certifying Officers) as of June 30, 2009. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009.

B. Changes in Internal Control Over Financial Reporting

There were no other changes in the registrant's internal control over financial reporting that occurred during the fourth quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However the Company completed the following acquisitions during the fiscal year 2009:

      MSK on August 1, 2008
      Unicircuit on August 31, 2008

We believe that the internal controls and procedures of the above mentioned subsidiaries are reasonably likely to materially affect our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of these


--------------------------------------------------------------------------------
acquisitions into our internal controls over financial reporting.

The Company continues to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the "Act) and the applicable rules and regulations under such Act to include these acquisitions. The Company has excluded the fiscal 2009 acquisitions listed above, whose total assets, net assets, total revenues and net income on a combined basis constitute approximately 26.4%, 19.3%, 22.5% and 16.7%, respectively, of the consolidated financial statement amounts as of and for the year ended June 30, 2009, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

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

As permitted by guidance issued by the Office of the Chief Accountant, Division of Corporation Finance of the Securities and Exchange Commission, the Company has excluded from its evaluation of the Company's internal control over financial reporting the internal control over financial reporting of the two subsidiaries acquired in the first quarter of the fiscal 2009 year. Both MSK and Unicircuit's internal control over financial reporting have not been included in Management's determination set forth below.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's system of internal control over financial reporting was effective as of June 30, 2009.

The effectiveness of the Company's internal control over financial reporting has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.


--------------------------------------------------------------------------------

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anaren, Inc.
East Syracuse, New York

We have audited the internal control over financial reporting of Anaren, Inc. and subsidiaries (the "Company") as of June 30, 2009, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at M.S. Kennedy Corp. and Unicircuit, Inc., which were acquired on August 1, 2008 and August 29, 2008, respectively, and whose financial statements constitute 15 % and 26 % of net and total assets, respectively, 22 % of revenues, and 17 % of net income of the consolidated financial statement amounts as of and for the year ended June 30, 2009. Accordingly, our audit did not include the internal control over financial reporting at M.S. Kennedy Corp. and Unicircuit, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2009 of the Company and our report dated September 14, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Rochester, New York
September 14, 2009

Item 9B. Other Information

Not Applicable.


--------------------------------------------------------------------------------

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Company's executive officers is reported in Part I of this Report. Information regarding the Company's directors, compliance with
Section 16(a) of the Exchange Act and Corporate governance is contained in the Company's proxy statement to be filed with respect to the 2009 Annual Meeting of Shareholders and is incorporated by reference herein.

The Board of Directors adopted Anaren's Code of Ethics and Business Conduct
(Code), which outlines the ethical principles that provide the foundation for the Company's dealings with customers, suppliers, shareholders, the investment community and employees. The Code is applicable to all employees including executive officers, and to the Company's directors. The Code, as revised in February 2006, has been distributed to all employees and is publically available for review on the Company's website, www.anaren.com under Investors/Governance. If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver, from a provision of the Code to an executive officer, the Company will disclose the nature of the amendment or waiver on its website at www.anaren.com under Investors/Governance.

Item 11. Executive Compensation

Information required by this Item is contained in the Company's proxy statement to be filed with respect to the 2009 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is contained in the Company's proxy statement to be filed with respect to the 2009 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director
         Independence

Information required by this Item is contained in the Company's proxy statement to be filed with respect to the 2009 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Information required by this Item is contained in the Company's proxy statement to be filed with respect to the 2009 Annual Meeting of Shareholders and is incorporated by reference herein.


--------------------------------------------------------------------------------

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

1. Financial Statements

                                                                           Page
                                                                           ----
   Reports of Independent Registered Public Accounting Firms             39 - 40

   Consolidated Balance Sheets as of June 30, 2009 and 2008                 41

   Consolidated Statements of Income for the years ended                    42
   June 30, 2009, 2008 and 2007

   Consolidated Statements of Stockholders' Equity and                      43
   Comprehensive Income for the years ended June 30, 2009,
   2008 and 2007

   Consolidated Statements of Cash Flows for the years ended                44
   June 30, 2009, 2008 and 2007

   Notes to Consolidated Financial Statements                            46 - 72

2. Financial Statement Schedules

None

3. Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this Report.


--------------------------------------------------------------------------------

                                  ANAREN, INC.

                        Consolidated Financial Statements

                             June 30, 2009 and 2008

     (With Report of Independent Registered Public Accounting Firms Thereon)


--------------------------------------------------------------------------------

                                  ANAREN, INC.

                                      Index

The following documents are filed as part of this report:                 Page

Reports of Independent Registered Public Accounting Firms                39 - 40

Consolidated Balance Sheets as of June 30, 2009 and 2008                   41

Consolidated Statements of Income for the years ended                      42
  June 30, 2009, 2008 and 2007

Consolidated Statements of Stockholders' Equity and                        43
  Comprehensive Income for the years ended June 30, 2009,
  2008 and 2007

Consolidated Statements of Cash Flows for the years ended                  44
  June 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements                               46 - 72


--------------------------------------------------------------------------------

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anaren, Inc.
East Syracuse, New York

We have audited the accompanying consolidated balance sheet of Anaren, Inc. and subsidiaries (the "Company") as of June 30, 2009, and the related consolidated statement of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2009 consolidated financial statements present fairly, in all material respects, the financial position of Anaren, Inc. and subsidiaries at June 30, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Rochester, New York
September 14, 2009


--------------------------------------------------------------------------------

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Anaren, Inc.:

We have audited the accompanying consolidated balance sheet of Anaren, Inc. and subsidiaries (the Company) as of June 30, 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anaren, Inc. and subsidiaries as of June 30, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 17 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective July 1, 2007.

As discussed in note 16, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, effective June 30, 2007.

/s/ KPMG LLP

Syracuse, New York
September 15, 2008


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                           Consolidated Balance Sheets
                             June 30, 2009 and 2008
                    (in thousands, except per share amounts)

                                                                                                        2009                 2008
                                                                                                      ---------           ---------
                                  ASSETS
Assets:
      Cash and cash equivalents                                                                       $  49,893           $  10,711
      Securities held to maturity                                                                        11,810              21,074

      Receivables, less allowances of $397 and $419
         in 2009 and 2008, respectively                                                                  24,466              23,101
      Inventories                                                                                        35,282              26,981
      Prepaid expenses and other current assets                                                           4,033               3,269
      Deferred income taxes                                                                               1,547               1,646
                                                                                                      ---------           ---------
         Total current assets                                                                           127,031              86,782
      Securities available-for-sale                                                                       1,050                 314
      Securities held to maturity                                                                         2,079              11,994
      Property, plant, and equipment, net                                                                52,889              42,266
      Deferred income taxes                                                                                  27                  31
      Goodwill                                                                                           42,635              30,716
      Other intangible assets, net of accumulated amortization                                           11,344                  --
                                                                                                      ---------           ---------
      Total assets                                                                                    $ 237,055           $ 172,103
                                                                                                      =========           =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities and Shareholders' Equity:
       Current installments of long-term obligation                                                   $   9,800                  --
       Accounts payable                                                                                   6,991           $   9,160
       Accrued expenses                                                                                   5,208               2,581
       Deferred income taxes                                                                                177                  --
       Customer advance payments                                                                            118               1,259
       Other current liabilities                                                                          2,525               2,618
                                                                                                      ---------           ---------
         Total current liabilities                                                                       24,819              15,618
      Deferred income taxes                                                                               2,103                 814
      Pension and postretirement benefit obligation                                                       6,496               3,315
      Long-term obligation                                                                               40,000                  --
      Other Liabilities                                                                                   2,692               1,492
                                                                                                      ---------           ---------
      Total liabilities                                                                                  76,110              21,239
                                                                                                      ---------           ---------
Commitments and contingencies (notes 19 and 20)
Stockholders' Equity:
       Common stock, $0.01 par value. Authorized 200,000 shares; issued
       28,007 and 27,393 at June 30, 2009 and 2008, respectively                                            280                 274
       Additional paid-in capital                                                                       199,597             192,314
       Retained earnings                                                                                104,399              94,540
       Accumulated other comprehensive loss                                                              (2,397)               (344)
                                                                                                      ---------           ---------
                                                                                                        301,879             286,784
         Less 13,251 and 12,780 treasury shares at
           June 30, 2009 and 2008, respectively, at cost                                                140,934             135,920
                                                                                                      ---------           ---------
         Total stockholders' equity                                                                     160,945             150,864
                                                                                                      ---------           ---------
       Total liabilities and stockholders' equity                                                     $ 237,055           $ 172,103
                                                                                                      =========           =========

           See accompanying notes to consolidated financial statements


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                        Consolidated Statements of Income
                    Years ended June 30, 2009, 2008 and 2007
                    (in thousands, except per share amounts)

                                                                           2009                2008                2007
Net Sales                                                                $166,905            $131,316            $128,987
Cost of Sales                                                             112,289              90,838              83,125
                                                                         --------            --------            --------
         Gross profit                                                      54,616              40,478              45,862
Operating Expenses:
   Marketing                                                                8,967               7,019               7,416
   Research and development                                                12,986              10,410               9,134
   General and administrative                                              18,636              13,592              12,298
   Restructuring                                                               --                 255                  --
                                                                         --------            --------            --------
         Total operating expenses                                          40,589              31,276              28,848
                                                                         --------            --------            --------
         Operating income                                                  14,027               9,202              17,014
Other income (expense):
   Interest expense                                                        (1,482)                (79)                (24)
   Other, primarily interest income                                         1,088               2,322               3,571
                                                                         --------            --------            --------
         Total other income, net                                             (394)              2,243               3,547
                                                                         --------            --------            --------
         Income from continuing                                            13,633              11,445              20,561
           operations before income taxes
Income tax expense                                                          3,774               2,982               5,211
                                                                         --------            --------            --------
         Income from continuing operations                                  9,859               8,463              15,350
Discontinued operations:
   Income tax benefit                                                          --                 770                  --
                                                                         --------            --------            --------
         Net income from discontinued
           operations                                                          --                 770                  --
                                                                         --------            --------            --------
         Net income                                                         9,859            $  9,233            $ 15,350
                                                                         ========            ========            ========
Basic earnings per share:
   Income from continuing operations                                     $   0.71            $   0.57            $   0.89
   Income from discontinued operations                                         --                0.05                  --
                                                                         --------            --------            --------

       Net income                                                        $   0.71            $   0.62            $   0.89
                                                                         ========            ========            ========
Diluted earnings per share:
   Income from continuing operations                                     $   0.70            $   0.56            $   0.87
   Income from discontinued operations                                         --                0.05                  --
                                                                         --------            --------            --------

       Net income                                                        $   0.70            $   0.61            $   0.87
                                                                         ========            ========            ========
Weighted average common shares
   Outstanding:
       Basic                                                               13,911              14,827              17,319
                                                                         ========            ========            ========
       Diluted                                                             14,179              15,068              17,721
                                                                         ========            ========            ========

           See accompanying notes to consolidated financial statements


--------------------------------------------------------------------------------

                                  ANAREN, INC.
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                    Years ended June 30, 2009, 2008 and 2007
                    (in thousands, except per share amounts)

                                                                                               Accumulated
                                                              Common   Additional                 Other                    Total
                                              Comprehensive   Stock     Paid-in     Retained  Comprehensive  Treasury  Stockholders'
                                              Income (loss)   Amount    Capital     Earnings      (Loss)      Stock       Equity
                                              -------------   ------   ----------   --------  ------------- ---------- -------------
Balance at July 1, 2006                                       $  268   $ 181,781    $ 69,957     $  (442)   $ (79,983)   $ 171,581
Comprehensive income:
     Net income                                   $15,350         --          --      15,350          --           --       15,350
     Other comprehensive loss:
      Foreign currency translation
      adjustment                                      259         --          --          --          --           --           --
      Minimum pension liability
        adjustment, net of tax of $282                547         --          --          --          --           --           --
                                                  -------
Other comprehensive income                            806         --          --          --         807           --          807
                                                  -------
         Total comprehensive income               $16,156
                                                  =======
Purchase of treasury stock (1,503 shares)                         --          --          --          --      (25,694)     (25,694)
Exercise of stock options under the
  equity plans                                                     3       2,196          --          --           --        2,199
Adjustment to initially apply SFAS No.
  158, net of tax benefit of $696                                 --          --          --      (1,350)          --       (1,350)
Tax benefit from exercise of stock
  options                                                         --         433          --          --           --          433
Equity based compensation                                         --       3,468          --          --           --        3,468
                                                              ------   ---------    --------     -------    ---------    ---------
Balance at June 30, 2007                                      $  271   $ 187,878    $ 85,307     $  (985)   $(105,677)   $ 166,794
Comprehensive income:
     Net income                                   $ 9,233         --          --       9,233          --           --        9,233
     Other comprehensive loss:
      Foreign currency translation
        adjustment                                  1,005         --          --          --          --           --           --
      Minimum pension liability
        adjustment, net of tax of $92                (179)        --          --          --          --           --           --
      Mark to market available-for-sale
        investments                                  (185)        --          --          --          --           --           --
                                                  -------
Other comprehensive income                            641         --          --          --         641           --          641
                                                  -------
         Total comprehensive income               $ 9,874
                                                  =======
Purchase of treasury stock (2,028 shares)                         --          --          --          --      (30,243)     (30,243)
Exercise of stock options under the
  equity plans                                                     3         663          --          --           --          666

Tax benefit from exercise of stock
  options                                                         --         119          --          --           --          119
Equity based compensation                                         --       3,654          --          --           --        3,654
                                                              ------   ---------    --------     -------    ---------    ---------
Balance at June 30, 2008                                      $  274   $ 192,314    $ 94,540     $  (344)   $(135,920)   $ 150,864
Comprehensive income:
     Net income                                   $ 9,859         --          --       9,859          --           --        9,859
     Other comprehensive loss:
      Foreign currency translation
        adjustment                                     34         --          --          --          --           --           --
      Minimum pension liability
        adjustment, net of tax of $970             (1,883)        --          --          --          --           --           --
      Mark to market available-for-sale
        investments                                  (204)        --          --          --          --           --           --
                                                  -------
Other comprehensive loss                           (2,053)        --          --          --      (2,053)          --       (2,053)
                                                  -------
         Total comprehensive income               $ 7,806
                                                  =======
Purchase of treasury stock (471 shares)                           --          --          --          --       (5,014)      (5,014)
Exercise of stock options under the
  equity plans                                                     3       3,074          --          --           --        3,077
Issuance of restricted stock                                       3          (3)                                               --
Tax benefit from exercise of stock options                        --         200          --          --           --          200
Equity based compensation                                         --       4,012          --          --           --        4,012
                                                              ======   ---------    --------     -------    ---------    ---------
Balance at June 30, 2009                                      $  280   $ 199,597    $104,399     $(2,397)   $(140,934)   $ 160,945
                                                              ======   =========    ========     =======    =========    =========

          See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 2009, 2008 and 2007
                                 (in thousands)

                                                                                              2009           2008            2007
                                                                                            --------       --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                           $  9,859       $  9,233       $  15,350
       Net income from discontinued operations                                                    --            770              --
                                                                                            --------       --------       ---------
           Net income from continuing operations                                               9,859          8,463          15,350
       Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
       Depreciation                                                                            8,400          6,764           5,205
       Loss (gain) on property, plant, and equipment                                              64            152             (78)
       Amortization                                                                            1,425            605             303
       Deferred income taxes                                                                    (352)          (936)           (179)
       Equity based compensation                                                               4,027          3,676           3,469
       Provision (reduction) in accounts receivable allowances                                   (22)           164               4

       Changes in operating assets and liabilities:
           Receivables                                                                         5,078         (3,341)         (3,799)
           Inventories                                                                         2,818         (2,671)         (2,504)
           Prepaid expenses and other current assets                                            (474)           230            (727)
           Accounts payable                                                                   (2,802)        (1,594)          3,374
           Accrued expenses                                                                    1,646         (1,327)            653
           Customer advance payments                                                          (1,381)           (60)            835
           Other liabilities                                                                  (2,157)         1,740             799
           Pension and postretirement benefit obligation                                       2,268             90            (932)
                                                                                            --------       --------       ---------
             Net cash provided by operating activities                                        28,397         11,955          21,773
                                                                                            --------       --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                   (6,831)       (12,383)        (13,175)
       Payment for purchase of M. S. Kennedy and Unicircuit, net
         of cash acquired                                                                    (48,166)
       Proceeds from sale of property, plant, and equipment                                       --             --             135
       Maturities of held to maturity and available-for-sale securities                       22,459         64,831         136,151
       Purchases of held to maturity and available-for-sale securities                        (3,130)       (32,324)       (129,902)
                                                                                            --------       --------       ---------
             Net cash provided by (used in) investing activities                             (35,668)        20,124          (6,791)
                                                                                            --------       --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage payable                                                           (1,209)            --              --
       Proceeds from note payable                                                             49,800             --              --
       Stock options exercised                                                                 2,641            666           2,198
       Excess tax benefit from exercise of stock options                                         200            118             433
       Purchase of treasury stock                                                             (5,014)       (30,243)        (25,694)
                                                                                            --------       --------       ---------

             Net cash provided by (used in) financing activities                              46,418        (29,459)        (23,063)
                                                                                            --------       --------       ---------
Effect of exchange rates on cash                                                                  35            179             260
                                                                                            --------       --------       ---------
             Net increase (decrease) in cash and cash equivalents                             39,182          2,799          (7,821)
Cash and cash equivalents, beginning of year                                                  10,711          7,912          15,733
                                                                                            --------       --------       ---------
Cash and cash equivalents, end of year                                                      $ 49,893       $ 10,711       $   7,912
                                                                                            ========       ========       =========

           See accompanying notes to consolidated financial statements


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

(1) Summary of Significant Accounting Policies:

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Anaren, Inc. and its wholly owned subsidiaries (the Company). Intercompany accounts and transactions have been eliminated.

(b) Operations

The Company is engaged in the design, development, and manufacture of microwave and RF components, assemblies, and subsystems which receive, process, and transmit radar, wireless communications, and other wireless signals and other microwave transmissions. The Company is also a leading provider of high performance analog microelectronics including custom hybrids, power hybrids, and multi-chip modules. Its primary products include devices and systems used in the wireless communications, satellite communications, and defense electronics markets.

(c) Revenue Recognition

Net sales are derived from sales of the Company's products to other manufacturers or systems integrators. Net sales are recognized when there is a persuasive evidence of an arrangement, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured which generally occurs when units are shipped.

Net sales under certain long-term contracts of the Space & Defense Group, many of which provide for periodic payments, are recognized under the percentage-of-completion method. Estimated manufacturing cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion, based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized.

To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware). The amount of unbilled accounts receivable at June 30, 2009 and 2008 is $0.5 million and $0.2 million, respectively.

An award or incentive fee is usually variable, based upon specific performance criteria stated in the contract. Award or incentive fees are recognized only upon achieving the contractual criteria and after the customer has approved or granted the award or incentive.

The allowance for sales returns is the Company's best estimate of probable customer credits for returns of previously shipped products, and is based on historical rates of returns by customers.

(d) Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, certificates of deposit and short-term cash investments that are highly liquid in nature and have original maturities of three months or less at the date acquired.

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


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

The Company invests its excess cash principally in municipal bonds, commercial paper, corporate bonds and notes, and U.S. government agency securities. The Company also has an investment in an auction rate security. The auction rate security has a long-term underlying maturity, and the interest rate resets every 365 days.

A decline in the fair value of any available-for-sale or held to maturity security, that is deemed other than temporary, is charged to earnings resulting in the establishment of a new cost basis for the security, and dividend and interest income are recognized when earned. The Company records their available-for-sale securities at market value through accumulated other comprehensive income. The reduction in market value of the available-for-sale securities at June 30, 2009 and 2008 is $0.4 million and $0.2 million, respectively.

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

(g) Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We record a provision for estimated obsolescence of inventory. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. Because of the subjective nature of this estimate, it is reasonably likely that circumstances may cause the estimate to change due to any of the factors described previously.

(h) Warranty

In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the Company provides warranty policies on its products. In addition, the Company incurs costs to service our products in connection with specific product performance issues. Liability for product warranties are based upon expected future product performance and durability, and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the carrying amount of product warranty reserves for the year ended June 30, 2009, is as follows:

               (amounts in thousands)
               Balance as of June 30, 2008              $   855
               Additions                                    381
               Costs incurred                              (657)
               Adjustments                                 (144)
                                                        -------
               Balance as of June 30, 2009              $   434
                                                        =======

(i) Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation of land improvements and buildings is calculated by the straight-line method over an estimated service life of 25-30 years. Machinery and equipment, and furniture and fixtures are depreciated by the straight-line method based on estimated useful lives of 5 to 10 years. Leasehold improvements are depreciated over the remaining lives of the improvements or the lease term.

(j) Goodwill and Tradenames

Goodwill represents the excess of cost over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. Tradenames represent the estimated fair value of corporate and product names acquired from the M. S. Kennedy Corp. and Unicircuit, Inc. acquisitions, which will be utilized by the Company in the future.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

Goodwill and tradenames are tested annually for impairment at the operating segment level in the fourth quarter, using March 31, 2009 as the test date, of the Company's fiscal year, or more frequently if there is an indication of an impairment, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. During 2009, 2008 and 2007, the Company did not record any impairments on goodwill; and did not record any impairments on tradenames during fiscal 2009.

(k) Long-Lived Assets

The Company accounts for impairment and disposal of long-lived assets, excluding goodwill, in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 sets forth criteria to determine when a long-lived asset is held for sale and held for use. Such criteria specify that the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets. In addition, the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, generally within one year. SFAS 144 requires recognition of an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. An impairment loss is measured as the difference between the carrying amount and fair value of the asset. The Company evaluates its long-lived assets if impairment indicators arise. During 2009, 2008 and 2007, the Company did not record any impairment on its long-lived assets.

(l) Foreign Currency Translation

The financial statements of the Company's subsidiary in China have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The resulting cumulative translation adjustment of approximately $1.4 million and $1.4 million at June 30, 2009 and 2008, respectively, is reflected as accumulated other comprehensive income, a component of stockholders' equity.

(m) Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 792,000, 1,682,000, and 1,053,000 at June 30, 2009, 2008, and 2007, respectively. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and diluted shares for use in the calculation of earnings per share as of June 30:

                                                         For the Years Ended
                                                     ---------------------------
                                                       2009      2008      2007
                                                     -------   -------   -------
(amounts in thousands)

Numerator:
Earnings available to common stockholders            $ 9,859   $ 9,233   $15,350
                                                     =======   =======   =======
Denominator:
Denominator for basic earnings per share
outstanding                                           13,911    14,827    17,319
                                                     =======   =======   =======
Denominator for diluted earnings per share:
   Weighted average shares outstanding                13,911    14,827    17,319
Common stock options and restricted stock                268       241       402
                                                     -------   -------   -------
Weighted average shares                               14,179    15,068    17,721
                                                     =======   =======   =======


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

(n) Equity Based Compensation

New option grants made after July 1, 2006, as well as option grants issued prior to that date, have been valued using a Black-Scholes option valuation model. For the grant issued during fiscal year 2007, the Company used the Simplified Method to estimate the expected term of the expected life of stock option grants as defined by SEC Accounting Staff Bulletin No. 110 for each award granted; expected volatility was based on historical volatility levels of the Company's common stock; the risk-free interest rate was based on the implied yield currently available on U.S. Treasury zero coupon issues with the remaining term equal to the expected life.

(o) Research and Development Costs

Research and development costs are expensed as incurred. These costs are costs of salaries, support, benefits, and materials used in the research and development of new products or processes.

(p) Income Taxes

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

The Company applies the guidance of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.

(q) Cash Flow Supplemental Disclosure

                                                                                                      For the Years Ended
                                                                                       ---------------------------------------------
                                                                                         2009                2008              2007
                                                                                       --------             ------            ------
(amounts in thousands)
Cash paid during the year for:
   Interest                                                                            $  1,204             $   25            $   25
   Taxes paid (net of refunds)                                                            3,470              3,319             4,938
Fixed asset purchases included in accounts payable                                           --                581             1,544
      Fair value of assets acquired, including cash
         acquired                                                                      $ 59,884             $   --            $   --
      Less - liabilities assumed                                                         (8,832)                --                --
                                                                                       --------             ------            ------
      Net assets acquired                                                                51,052                 --                --
      Less - acquisition costs from fiscal 2008                                            (330)                --                --
      Less - cash acquired                                                               (2,556)                --                --
                                                                                       --------             ------            ------
      Net cash paid for purchases of businesses                                        $ 48,166             $   --            $   --
                                                                                       --------             ------            ------


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

(r) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates or assumptions are made in assessing the Company's accounts receivable allowances, inventory reserves, warranty liability, pension and postretirement liabilities, and valuations of tangible assets, intangible assets, and auction rate security.

(s) Reclassification

Certain reclassifications have been made in the consolidated balance sheets, consolidated statements of stockholders' equity and comprehensive income, and consolidated statements of cash flows to conform with current year presentation.

(t) Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. Specifically, it establishes principles and requirements over how the acquirer (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and; (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008. The adoption of this Statement at July 1, 2009 has not had a material impact on the Company's financial statements.

In April 2008, the FASB issued a FASB Staff Position No. 142-3 "Determination of the Useful Life of Intangible Assets" (FSP). This Position amends the factors that should be considered in the developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of this Statement at July 1, 2009 has not had a material impact on the Company's financial statements.

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

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of this Statement has not had a material impact on the Company's financial statements.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," SFAS 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The adoption of this Statement has not had a material impact on the Company's financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this Statement has not had a material impact on the Company's financial statements.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 165, "Subsequent Events" (SFAS 165) effective for the periods ending after June 15, 2009 (the Company's fiscal 2009) and have evaluated for disclosure subsequent events that have occurred up to September 14, 2009, the date of issuance for the financial statements.

(2) Acquisitions

Acquisition of M. S. Kennedy, Corp.

On August 1, 2008, the Company completed the acquisition of M. S. Kennedy, Corp.
(MSK), located in Syracuse, New York. The transaction was accounted for under the purchase method of accounting, and the results of MSK's operations have been included in the Company's consolidated financial statements since that date. MSK is a leading provider of high performance analog microelectronics to the Defense and Space markets and is a leading designer and producer of custom analog hybrids, power hybrids, and multi-chip modules. MSK offers broad electronic component design, packaging, and integration capability. MSK was integrated into Anaren's existing Space & Defense Group.

The Company acquired MSK for a purchase price, net of cash acquired, of $27.7 million. The Company financed this transaction through its existing $50.0 million revolving debt facility and cash from operations. In accordance with the purchase method of accounting, the acquired net assets are recorded at estimated fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of MSK.

The following table summarizes the Company's estimated fair values of the assets acquired and liabilities assumed in the MSK acquisition at August 1, 2008, the date of acquisition:


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

             (amounts in thousands)
             Current assets                                      $13,605
             Property, plant and equipment                         4,016
             Goodwill                                              3,079
             Intangible assets                                     9,410
             Other assets                                          1,441
                                                                 -------

                    Total assets acquired                        $31,551

             Current liabilities                                 $ 2,642
             Long-term liabilities                                    --
                                                                 -------
                 Total liabilities assumed                         2,642
                                                                 -------

             Net assets acquired                                 $28,909
                                                                 =======

The fair value of the assets acquired was preliminarily determined using one of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations. The market approach, which estimates the value of a subject asset based on available market pricing for comparable assets, was utilized for land, auction rate security, and in-process and finished inventory. The income approach, which estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset, was used for certain intangible assets, such as developed technology, customer relationships, tradenames, and for the noncompete agreements with employees acquired in connection with the MSK transaction. The projected cash flows were discounted at a rate of return necessary to reflect the relative risk of the MSK transaction and the time value of money. The projected cash flows for each asset valued using the cost method required consideration of multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins. The cost approach was used to determine the estimated fair market value of the majority of real and personal property and raw materials inventory. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

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

Property, plant and equipment (PP&E) - The fair value of PP&E acquired was estimated by applying the cost approach for personal property, buildings and building improvements and the market approach for land. The cost approach was applied by estimating a replacement cost and adjusting for depreciation and obsolescence. The value of the land acquired was derived from market prices for comparable properties.

The tradename included in the intangible assets is not subject to amortization. The goodwill and intangible assets related to the MSK transaction, exclusive of the tradename, are deductible for tax purposes.

Acquisition of Unicircuit Inc.

On August 29, 2008, the Company completed the acquisition of Unicircuit Inc. (Unicircuit), located in Littleton, Colorado. The transaction was accounted for under the purchase method of accounting, and the results of Unicircuit's operations have been included in the Company's consolidated financial statements since that date. Unicircuit is a manufacturer of printed circuit boards (PCB) used in various military and aerospace applications. Unicircuit is a leader in high frequency PCB technology and is expected to enhance the Company's ability to capture integrated microwave assembly opportunities in the defense, satellite and aerospace markets. Unicircuit was integrated into Anaren's existing Space & Defense Group.

The Company acquired Unicircuit for a purchase price, net of cash acquired, of $20.8 million. The Company financed this transaction


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

by utilizing its existing $50.0 million revolving debt facility and cash from operations. In accordance with the purchase method of accounting, the acquired net assets are recorded at estimated fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of Unicircuit.

The following table summarizes the Company's estimated fair values of the assets acquired and liabilities assumed in the Unicircuit transaction at August 29, 2008, the date of acquisition:

             (amounts in thousands)
             Current assets                                  $ 6,723
             Property, plant and equipment                     8,822
             Goodwill                                          8,882
             Intangible assets                                 3,010
             Other assets                                        896
                                                             -------
                    Total assets acquired                    $28,333

             Current liabilities                             $ 2,183
             Long-term liabilities                             4,007
                                                             -------
                 Total liabilities assumed                     6,190

             Net assets acquired                             $22,143
                                                             =======

The fair value of the assets acquired was preliminarily determined using one of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations. The market approach, which estimates the value of a subject asset based on available market pricing for comparable assets, was utilized for land and in-process and finished inventory. The income approach, which estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset, was used for certain intangible assets, such as customer relationships, tradenames, and for the noncompete agreements with employees acquired in connection with the Unicircuit transaction. The projected cash flows were discounted at a rate of return necessary to reflect the relative risk of the Unicircuit transaction and the time value of money. The projected cash flows for each asset value using the cost method required consideration of multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected profit margins. The cost approach was used to determine the estimated fair market value of the majority of real and personal property and raw materials inventory. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

Current assets and current liabilities - The fair value of current assets (except inventory) and current liabilities was assumed to approximate their carrying value as of the acquisition date due to the short-term nature of these assets and liabilities.

The fair value of the in-process and finished inventory acquired was estimated by applying a version of the market valuation approach called the comparable sales method. This valuation method estimates the fair value of the asset by calculating the potential sales that could be generated from selling the inventory and then subtracting the costs related to completion and sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value, resulting in an increase in inventory of $0.2 million. During the first and second fiscal quarters of 2009, the Company expensed, in Cost of sales, the step-up value of the acquired Unicircuit inventory in the period in which the inventory was sold. Raw materials inventory was valued at replacement cost.

Property, plant and equipment (PP&E) - The fair value of PP&E acquired was estimated by applying the cost approach for personal property, buildings and building improvements and the market approach for land. The cost approach was applied by estimating a replacement cost and adjusting for depreciation and obsolescence. The value of the land acquired was derived from market prices for comparable properties.

The goodwill and intangible assets related to the Unicircuit transaction are not deductible for tax purposes.

Intangible Assets - The purchase price for the M. S. Kennedy and Unicircuit acquisitions was allocated to specific identifiable


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

intangible assets on a preliminary basis as follows:

                                                             Weighted
                                               Fair           average
                                               value       amortization
(amounts in thousands)                       assigned     period (years)
Amortizing intangible assets:
    Customer relationships                    $ 7,530           10
    Developed technology                          780            5
    Non-competition agreements                  1,130            4
                                              -------
       Total                                  $ 9,440

Non-amortizing intangible assets:
    Tradenames                                  2,980           --
                                              -------
       Total                                    2,980
                                              -------
Total intangible assets                       $12,420
                                              =======

Customer relationships - Customer relationships represent the estimated fair value of both the contractual and non-contractual customer relationships MSK and Unicircuit had as of the acquisition date. The primary customers include Lockheed Martin, Rockwell, and other large OEM's, some of which are also customers of the Company. These relationships were valued separately from goodwill at the estimated amount which an independent third party would be willing to pay for these relationships. The fair value of customer relationships was determined using the multi-period excess-earnings method, a form of the income approach. The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is approximately 10 years. This life was based upon historical customer attrition and the Company's understanding of the industry and regulatory environment. The expected cash flows associated with these customer relationships were nominal after 10 years.

Developed technology - Developed technology consists of technical processes, patented and unpatented technology, manufacturing know-how and the understanding with respect to products or processes that have been developed by MSK and that will be leveraged in current and future products. The fair value of technology and patents acquired was determined utilizing a form of the income approach. The Company determined that the estimated useful life of the technology and patents is approximately 5 years. This life is based upon management's estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies. The expected cash flows associated with technology and patents were nominal after 5 years.

The noncompetition agreements are amortized over their contractual life of 4 years.

Tradenames - Tradenames represent the estimated fair value of corporate and product names acquired from MSK and Unicircuit, which will be utilized by the Company in the future. These tradenames were valued separately from goodwill at the estimated amount which an independent third party would be willing to pay for use of these names. The fair value of the trademarks and tradenames was determined by applying the relief from the income approach. The tradenames are inherently valuable as the Company believes they convey favorable perceptions about the products with which they are associated. This in turn generates consistent and increased demand for the products, which provides the Company with greater revenues, as well as greater production and operating efficiencies. Thus, the Company will realize larger profit margins than companies without the tradenames. At this time, the Company intends to utilize these trademarks for an indefinite period of time given that the Company is new to the specific markets that the subsidiaries operate. Thus these intangible assets are not being amortized but are tested for impairment on an annual basis, or more frequently if there is an indicator of impairment.

Goodwill - The excess of the purchase price over the fair value of net tangible and intangible assets acquired of $12.0 million was allocated to goodwill.

The following table sets forth the unaudited pro forma results of operations of the Company for the years ended June 30, 2009 and 2008, as if the M. S. Kennedy and the Unicircuit acquisition transactions occurred at the beginning of each fiscal year.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

                                                             For the Year
                                                            Ended June 30,
                                                              (unaudited)
(in thousands, except per share amounts)                  2009         2008
                                                        --------     --------
Net sales                                               $171,358     $173,790
Income from continuing operations before income tax
    expense                                             $ 16,250     $ 16,364
Net income                                              $ 12,027     $ 11,125

Earnings per share:
    Basic                                               $    .86     $    .75
    Diluted                                             $    .85     $    .74

Weighted average common shares outstanding:
    Basic                                                 13,911       14,827
    Diluted                                               14,179       15,068

The pro forma results are presented for illustrative purposes only and do not include inventory step-up expenses for the year ended June 30, 2009; and do not include certain inventory adjustments related made by the acquired companies as part of the acquisition process (approximately $1.5 million) for the year ended June 30, 2008. Although certain cost savings have resulted from the acquisition transactions, there can be no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition transactions had occurred as of the dates indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

(3) Intangible Assets

The major components of intangible assets are as follows:

                                                                        June 30, 2009                    June 30, 2008
                                                                    Gross              Net             Gross          Net
                                                                  Carrying          Carrying         Carrying      Carrying
(amounts in thousands)                                             Amount            Amount           Amount        Amount
Amortizable intangible assets:
    Customer relationships (10 years)                              $7,530           $ 6,852           $  --          $  --
    Developed technology (5 years)                                    780               637              --             --
    Non-competition agreements (4 years)                            1,130               875              --             --
                                                                   ------           -------           -----          -----
       Total                                                       $9,440             8,364           $  --             --

Nonamortizable intangible assets:
    Tradenames                                                                        2,980                             --
                                                                                    -------                          -----
       Total                                                                          2,980                             --
                                                                                    -------                          -----
Total intangible assets                                                             $11,344                          $  --
                                                                                    =======                          =====

Intangible asset amortization expense for the years ended June 30, 2009, 2008 and 2007 aggregated $1.1 million and $0, and $0.3 million, respectively. The June 30, 2008 table was updated to reflect fully amortized intangibles that have no net value at June 30, 2008. Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense.

The following table represents the amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

              (amounts in thousands)
              2010                                     $ 1,192
              2011                                     $ 1,192
              2012                                     $ 1,192
              2013                                     $   937
              2014                                     $   766
              Thereafter                               $ 3,085


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

The changes in the carrying amount of goodwill for the year ended June 30, 2009, are as follows:

(amounts in thousands)
Balance, July 1, 2008                                             $30,716
Purchase accounting allocations                                    11,961
Tax adjustment resulting from acquisition                             (42)
                                                                  -------
Balance, June 30, 2009                                            $42,635
                                                                  -------

The Company's accounting allocations totaling $12.0 million consist primarily of preliminary purchase accounting allocations associated with the M. S. Kennedy Corp. acquisition of $3.1 million and purchase accounting allocations associated with the acquisition of Unicircuit, Inc. of $8.9 million. All of the purchase accounting allocations made in the year ended June 30, 2009 relate to the Space & Defense Group.

(4) Securities

The amortized cost and fair value of securities are as follows:

                                                                                                June 30, 2009
                                                                        ------------------------------------------------------------
                                                                                           Gross          Gross
                                                                        Amortized        unrealized     unrealized
                                                                           cost            gains          losses          Fair value
                                                                        ---------        ----------     ----------        ----------
(amounts in thousands)
Securities available-for-sale:
   Auction rate securities                                                $ 1,440           $ --           $(389)           $ 1,051

Securities held to maturity:
    Municipal bonds                                                       $13,889           $310           $  --            $14,199
    Corporate bonds                                                            --             --              --                 --
    Federal agency bonds                                                       --             --              --                 --
                                                                          -------           ----           -----            -------
      Total securities held to maturity                                   $13,889           $310           $  --            $14,199
                                                                          =======           ====           =====            =======
                                                                                                June 30, 2008
                                                                        ------------------------------------------------------------
                                                                                           Gross          Gross
                                                                        Amortized        unrealized     unrealized
                                                                           cost            gains          losses          Fair value
                                                                        ---------        ----------     ----------        ----------
(amounts in thousands)
Securities available-for-sale:
   Auction rate securities                                                $   500           $ --           $(186)           $   314

Securities held to maturity:
    Municipal bonds                                                       $32,567           $247           $  --            $32,814
    Corporate bonds                                                           201              1              --                202
    Federal agency bonds                                                      300             --              --                300
                                                                          -------           ----           -----            -------
      Total securities held to maturity                                   $33,068           $248           $  --            $33,316
                                                                          =======           ====           =====            =======

--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

Contractual maturities of marketable debt securities held to maturity at June 30 are summarized as follows:

                                                                            2009                                   2008
                                                                 -------------------------------------------------------------------
                                                                                      Fair                                    Fair
                                                                                      market                                  market
                                                                  Cost                value               Cost                value
                                                                 -------             -------             -------             -------
(amounts in thousands)
Within one year                                                  $11,810             $12,075             $21,074             $21,147
One year to five years                                             2,079               2,124              11,994              12,169
                                                                 -------             -------             -------             -------
    Total                                                        $13,889             $14,199             $33,068             $33,316
                                                                 =======             =======             =======             =======

Contractual maturities of auction rate securities available for sale at June 30 are summarized as follows:

                                                                            2009                                   2008
                                                                 -------------------------------------------------------------------
                                                                                      Fair                                    Fair
                                                                                      market                                  market
                                                                  Cost                value               Cost                value
                                                                 -------             -------             -------             -------
(amounts in thousands)
One year to five years                                           $ 1,440             $ 1,051             $   500             $   314

The Company invests in auction rate securities. Auction rate securities have long-term underlying maturities and the interest rates reset every 365 days.

(5) Fair Value Measurements

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

The Company adopted SFAS 157 as of July 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities recognized at fair value on a non-recurring basis. Nonfinancial assets and nonfinancial liabilities recognized at fair value on a non-recurring basis for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination.

Valuation Hierarchy

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

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

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2009:

                                                                               Significant other      Significant
                                       Total Carrying     Quoted prices in        observable         unobservable
                                          Value at         active markets           inputs              inputs
(amounts in thousands)                 June 30, 2009          (Level 1)            (Level 2)           (Level 3)
Available for sale securities             $ 1,051               $  --                $  --              $1,051

Valuation Techniques.

The Company's available-for-sale security is a debt security that is traded in an inactive market. After analyzing the underlying assets and structure of the student loan auction rate security, the Company has determined that the most appropriate method of deriving a value indication was a discounted cash flow analysis. The Company found that collateral characteristics, redemption probability, credit rating, and discount rates are the most important value drivers to determine an estimated fair value of the underlying security, and is classified within Level 3 of the valuation hierarchy. Upon adoption, the Company had a Level 3 security valued on the balance sheet at $0.5 million, gross value, with $0.2 million of accumulated other comprehensive loss recorded against it. This security refinanced in the first quarter, and the accumulated other comprehensive income was reversed. Also in the first quarter, the Company acquired another Level 3 security, as noted in the table above, in an acquisition with an estimated fair value of $1.4 million. As of June 30, 2009, this security was valued at $1.1 million.

(6) Inventories

Inventories at June 30 are summarized as follows:

 (amounts in thousands)                                2009                2008
                                                     -------             -------
Raw Materials                                        $18,533             $14,277
Work in process                                       12,664               9,077
Finished goods                                         4,085               3,627
                                                     -------             -------
                                                     $35,282             $26,981
                                                     =======             =======

(7) Property, Plant, and Equipment

Components of property, plant, and equipment at June 30 consist of the following:

(amounts in thousands)                                   2009            2008
                                                       --------        --------
Land and land improvements                             $  5,260        $  4,157
Construction in process                                     964           3,022
Buildings, furniture, and fixtures                       33,872          25,242
Machinery and equipment                                  58,865          48,383
                                                       --------        --------
                                                         98,961          80,804
Less accumulated depreciation                           (46,072)        (38,538)
                                                       --------        --------
                                                       $ 52,889        $ 42,266
                                                       ========        ========

(8) Debt

The following table summarizes the long-term debt of the Company as of June 30, 2009 and June 30, 2008:


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

                                                       June 30,       June 30,
                                                         2009           2008
                                                       --------       --------
(amounts in thousands)
Revolving credit note                                  $ 49,800        $   --

Less current maturities                                  (9,800)           --
                                                       --------        ------
Long-term debt, less current maturities                $ 40,000        $   --
                                                       ========        ======

The following table summarizes the payments to be made on the long-term debt of the Company for the next five years:

         (amounts in thousands)
         2010                                                 $ 9,800
         2011                                                 $10,000
         2012                                                 $10,000
         2013                                                 $10,000
         2014                                                 $10,000

On July 31, 2008, the Company entered into a loan agreement (the "Agreement) with Keybank National Association. The Agreement consists of a $50,000 revolving credit note (the "Note), for which principal amounts are due on August 1, 2009, and on each anniversary date thereafter through July 31, 2013 in accordance with the above schedule. Availability of credit under the Note declines 20% annually on each anniversary date and any outstanding principal balance in excess of the credit availability is due and payable at that time. The Company's indebtedness and obligations are guaranteed by three of the Company's domestic subsidiaries, as well as, an assignment of the Company's interest in its foreign subsidiary.

Borrowings under the Note, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points, or at Keybank prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the year ended June 30, 2009, the weighted average interest rate on the outstanding borrowings was approximately 3.2%.

Borrowings under the Agreement are subject to certain financial and operating covenants. The Company was in compliance with covenants as of June 30, 2009.

The Company is also required to pay a commitment fee between 0.20 - 0.35% per annum on the unused portion of the Note. Available borrowing capacity under the Note was $200 at June 30, 2009.

(9) Accrued Expenses

Accrued expenses at June 30 consist of the following:

(amounts in thousands)                                  2009               2008
                                                       ------             ------
Compensation                                           $3,638             $1,401
Commissions                                               760                805
Health insurance                                          685                242
Other                                                     125                133
                                                       ------             ------
                                                       $5,208             $2,581
                                                       ======             ======

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


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

(10) Restructuring

On July 8, 2008, the Company reduced its headcount at the New Hampshire facility. The headcount reduction was communicated or implied prior to June 30, 2008. The table below shows the activity as it relates to the restructuring reserve:

                                                                                  Year ending June 30, 2009
                                                            ----------------------------------------------------------------------
(amounts in thousands)                                      Balance                                                       Balance
                                                            June 30,             Costs                 Cash               June 30,
                                                              2008              incurred           expenditures             2009
                                                            --------            --------           ------------           --------
Severance accrual                                             $255                $  --                $ 255                $ --
                                                              ====                =====                =====                ====
                                                                                  Year ending June 30, 2008
                                                            ----------------------------------------------------------------------
(amounts in thousands)                                      Balance                                                       Balance
                                                            June 30,             Costs                 Cash               June 30,
                                                              2007              incurred           expenditures             2008
                                                            --------            --------           ------------           --------
Severance accrual                                             $  0                $ 255                $  --                $255
                                                              ====                =====                =====                ====

(11) Other Liabilities

Other liabilities as of June 30 consist of the following:

(amounts in thousands)                                  2009             2008
                                                       -------          -------
Deferred compensation                                  $   243          $   967
Supplemental Retirement Plan                               584              538
Accrued lease                                            1,184              890
Warranty accrual                                           434              855
Income tax liability                                     1,747              510
Loss on contracts                                           --              350
Deferred revenue                                           375               --
Interest                                                   350               --
Other                                                      300               --
                                                       -------          -------
                                                         5,217            4,110
Less current portion                                    (2,525)          (2,618)
                                                       -------          -------
                                                       $ 2,692          $ 1,492
                                                       =======          =======

The Company is currently paying to a former employee's beneficiary approximately $0.1 million annually through 2015, or until the death of the employee's beneficiary.

In fiscal year 2004, the Company began accruing for a deferred compensation agreement that the Company entered into with an employee in March 2004, and extended the agreement in May 2007. During fiscal year 2008, the Company entered into a final agreement with this employee, and the employee was paid the $0.7 million during the third quarter of fiscal 2009.

In fiscal year 2007, the Company accrued for a sublease obligation due to the loss of a tenant in the leased European facility in the second quarter of fiscal year 2008. The amount accrued for as of June 30, 2009 and 2008 is approximately $1.2 million and $0.9 million, respectively, and represents the full amount of the estimated liability, net of sublease income.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

(12) Stock-Based Compensation

The Company applies the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123R) Share-Based Payment. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant-date fair value of the awards. The cost is recognized as compensation expense on a straight-line basis over the requisite service period of the awards.

Total stock-based compensation expense recognized for the years ended June 30, 2009, 2008, and 2007, broken out by operating expense category, is as follows for the year ended:

                                                                                                     June 30, 2009

(amounts in thousands)                                                                Stock           Restricted            Total
                                                                                     option              stock           stock-based
                                                                                     program            program         compensation
                                                                                     -------          ----------        ------------
Cost of goods sold                                                                   $   503             $  388            $   891
Marketing                                                                                157                133                290
Research and development                                                                 321                248                569
General and administrative                                                               726              1,536              2,262
                                                                                     -------             ------            -------
      Total cost of stock-based compensation                                           1,707              2,305              4,012

Amounts expensed out of inventory for the year                                             9                  6                 15
                                                                                     -------             ------            -------
Net stock-based compensation expense                                                 $ 1,716             $2,311            $ 4,027
                                                                                     =======             ======            =======
Amount of related income tax benefit
  recognized in income                                                               $   381             $1,211            $ 1,592
                                                                                     =======             ======            =======
                                                                                                     June 30, 2008

(amounts in thousands)                                                                Stock           Restricted            Total
                                                                                     option              stock           stock-based
                                                                                     program            program         compensation
                                                                                     -------          ----------        ------------
Cost of goods sold                                                                   $   527             $  298            $   825
Marketing                                                                                179                 49                228
Research and development                                                                 377                213                590
General and administrative                                                             1,229                782              2,011
                                                                                     -------             ------            -------
      Total cost of stock-based compensation                                           2,312              1,342              3,654
Amounts expensed out of inventory for the year                                            14                  8                 22
                                                                                     -------             ------            -------
Net stock-based compensation expense                                                 $ 2,326             $1,350            $ 3,676
                                                                                     =======             ======            =======
Amount of related income tax benefit
  recognized in income                                                               $   453             $  486            $   939
                                                                                     =======             ======            =======
                                                                                                     June 30, 2007

(amounts in thousands)                                                                Stock           Restricted            Total
                                                                                     option              stock           stock-based
                                                                                     program            program         compensation
                                                                                     -------          ----------        ------------
Cost of good sold                                                                    $   681             $  249            $   930
Marketing                                                                                234                 --                234
Research and development                                                                 464                 --                464
General and administrative                                                             1,669                172              1,841
                                                                                     -------             ------            -------
      Total cost of stock-based compensation                                           3,048                421              3,469
Amounts capitalized in inventory for the year                                            (53)                --                (53)
                                                                                     -------             ------            -------
Net stock-based compensation expense                                                 $ 2,995             $  421            $ 3,416
                                                                                     =======             ======            =======
Amount of related income tax benefit
  recognized in income                                                               $   483             $  151            $   634
                                                                                     =======             ======            =======


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

Nonvested Shares Issued Under the Plan

 (amounts in thousands)                             Number      Weighted-Average
                                                      of           Grant-Date
                                                    Shares         Fair Value
                                                    ------      ----------------
Nonvested at June 30, 2008                            542            $15.16
Granted                                                --                --
Forfeited                                             (17)            16.11
Vested                                               (252)            16.00
                                                     ----            ------
Nonvested at June 30, 2009                            273            $15.69
                                                     ====            ======

As of June 30, 2009 and 2008, there were 1,869,000 and 2,249,000 stock options outstanding, respectively. At June 30, 2009, the aggregate value of unvested options, as determined on respective grant dates using a Black-Scholes option valuation model, was $1.2 million (net of estimated forfeitures), all of which is expected to be recognized as compensation expense in fiscal years 2010 and 2011. The aggregate intrinsic value of both vested and unvested options at June 30, 2009 was $0.4 million (net of forfeitures). As of June 30, 2009, 1,596,000 stock options were exercisable, which represents an aggregate intrinsic value of $0.

Share activity and value for the years ending:

                                                                June 30

(amounts in thousands)                                  2009     2008     2007
                                                       ------    ----    -------
Options granted                                            --      --        187
Fair value per share of options granted                $   --    $ --    $ 13.53
Forfeited or expired options                              110      25         20
Exercised options                                         264      73        211
Aggregate intrinsic value of exercised options         $1,068    $425    $ 1,871

Stock Option Plans

In November 2004, the shareholders approved the amendment and restatement of the Company's three existing stock option plans, which combined these plans under one single consolidated equity compensation plan, the Anaren, Inc. Comprehensive Long-Term Incentive Plan. The effect of the amendment and restatement was to combine the separate share pools available for grant under the three existing plans into a single grant pool, expand the type of equity-based awards the Company may grant, and extend the term of the combined plan to October 31, 2014. Under the restated plan, the Company may issue incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, performance shares, and performance units that can vest immediately or up to five years. Under this plan, the Company reserved 1,326,000 new common shares available for grant. On June 30, 2009, the Company had 420,000 shares available for grant under the restated plan.

Information with respect to this plan is as follows:

                                                                                                     Weighted
                                                                  Total            Option             average
(in thousands, except per share amounts)                         shares            price         exercising price
                                                                --------      ---------------    ----------------
Outstanding at June 30, 2007                                       2,348      $ 5.73 to 56.13        $ 16.65
   Issued                                                             --                   --             --
   Exercised                                                         (73)       5.73 to 15.00           9.67
   Expired                                                            (3)       9.51 to 19.56           5.77
   Forfeited                                                         (23)       9.51 to 19.56          15.09
                                                                 -------
Outstanding at June 30, 2008                                       2,249      $ 5.73 to 53.00        $ 16.91
                                                                 =======
   Issued                                                             --                   --             --
   Exercised                                                        (264)       5.73 to 15.00          11.93
   Expired                                                           (98)       9.51 to 56.13          18.33
   Forfeited                                                         (18)      12.05 to 19.56          16.11
                                                                 -------
Outstanding at June 30, 2009                                       1,869      $ 9.51 to 53.00        $ 17.45
                                                                 =======

Shares exercisable at June 30, 2009                                1,596      $ 9.51 to 53.00        $ 17.75
                                                                 =======


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2009 (in thousands, except per share amounts):

                  Options outstanding                      Options exercisable
------------------------------------------------------     -------------------
                                Weighted      Weighted                Weighted
    Range of                     average       Average                average
    exercise                    remaining     Exercise                exercise
     prices         Shares    life in years     price      Shares      price
----------------    ------    -------------   --------     ------     --------
$  9.51 - $15.00     1,404        3.34         $13.06       1,234      $13.02
  15.01 -  20.00       293        4.31          19.33         190       19.22
  20.01 -  53.00       172        1.34          50.04         172       50.04
                     -----                                  -----
                     1,869                                  1,596
                     =====                                  =====

There were no grants made during the years ended June 30, 2009 and 2008 under this plan. During the year ended June 30, 2007, the per-share weighted average fair value of the nonstatutory stock options granted was $13.89.

(13) Restricted Stock Program

The following table summarizes the restricted stock issuances that have not yet vested:

                                                                                                     Weighted
                                                                  Total            Share              average
(in thousands, except per share amounts)                         shares            price            share price
                                                                --------      ---------------       -----------
Outstanding at June 30, 2007                                       206        $13.00 to 21.15        $ 16.65
   Issued                                                          211         12.06 to 16.49          16.47
   Vested                                                          (24)                 13.00          13.00
   Forfeited                                                       (20)        13.82 to 21.15          19.52
                                                                ------
Outstanding at June 30, 2008                                       373        $12.06 to 21.15        $ 18.00
                                                                ======
   Issued                                                          360                   9.09           9.09
   Vested                                                          (12)                 16.27          16.27
   Forfeited                                                       (11)         9.09 to 19.56          13.96
                                                                ------
Outstanding at June 30, 2009 *                                     710        $ 9.09 to 21.15        $ 13.56
                                                                ======

* In fiscal 2006 and fiscal 2009, the Company issued restricted stock grants to management, totaling approximately 120,000 and 14,000, respectively. Of the shares issued, 124,000 are outstanding to participants as of June 30, 2009. The per-share value of each grant was $21.15 and $9.09, respectively. These shares are subject to a forfeiture period which expires as of the later of May 17, 2009 and the last day of the Company's single fiscal year during which the Company has both net sales from operations of at least $250 million and operating income of at least 12 percent of net sales. These grant agreements expire if both financial performance conditions above are not met by June 30, 2011. Presently, the Company has recognized no compensation expense for this grant and the shares have not been included in the current diluted earnings per share calculation as the Company believes that it is probable that these goals will not be met within the time period specified. In the future, if it becomes probable that the sales and earnings goals will be achieved, the compensation cost associated with the grant will be immediately recognized for the period through the date it becomes probable, and ratably over the remaining vesting period for the remainder of the grant value.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

(14) Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

                                                             Foreign            Minimum             Mark to            Accumulated
                                                             currency           pension              Market               other
                                                           translation         liability       Available for Sale     comprehensive
                                                            adjustment         adjustment          Securities         income (loss)
                                                           -----------         ----------      ------------------     -------------
(amounts in thousands)
Balances at June 30, 2007                                     $  365             $(1,350)             $  --              $  (985)
Current period change                                          1,005                (179)              (185)                 641
                                                              ------             -------              -----              -------
Balances at June 30, 2008                                     $1,370             $(1,529)             $(185)             $  (344)
Current period change                                             34              (1,883)              (204)              (2,053)
                                                              ------             -------              -----              -------
Balances at June 30, 2009                                     $1,404             $(3,412)             $(389)             $(2,397)
                                                              ======             =======              =====              =======

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

(16) Employee Benefit Plans

The Company adopted Statement of Financial Accounting Standard No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment to FASB Statements 87, 88, 106 and 132(R)" (SFAS 158), which requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company's fiscal year end. This Statement is effective for fiscal years ending after December 15, 2006 (the Company's 2007 fiscal year). Upon adoption, the Company has recognized a $1.4 million reduction in accumulated other comprehensive income on the balance sheet, net of tax benefit of $0.7 million.

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

(amounts in thousands)                                                                               2009                   2008
                                                                                                   --------               --------
Change in benefit obligation:
  Benefit obligation at beginning of year                                                          $ 11,175               $ 11,161
  Service cost                                                                                          264                    272
  Interest cost                                                                                         760                    705
  Actuarial (gain) loss                                                                               1,199                   (572)
  Benefits paid                                                                                        (395)                  (391)
                                                                                                   --------               --------
  Benefit obligation at end of year                                                                $ 13,003               $ 11,175
                                                                                                   ========               ========
Change in plan assets:
  Fair value of plan assets at beginning of year                                                   $ 10,223               $ 11,006
  Actual return on plan assets                                                                         (878)                  (542)
  Employer contributions                                                                                130                    150
  Benefits paid                                                                                        (395)                  (391)
                                                                                                   --------               --------
  Fair value of plan assets at end of year                                                         $  9,080               $ 10,223
                                                                                                   ========               ========
  Unfunded status                                                                                  $ (3,923)              $   (952)
                                                                                                   ========               ========
Amounts Recognized in Accumulated Other Comprehensive Income
  Net actuarial loss                                                                                  3,269                  1,455
Weighted average assumptions:
  Discount rate at year-end                                                                            6.85%                  6.35%
  Rate of increase in compensation levels at year end                                                  4.00%                  4.00%
  Expected return on plan assets during the year                                                       8.50%                  8.50%
  Measurement date                                                                                  June 30                June 30


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

Components of net periodic pension cost for the years ended June 30 are as follows:

(amounts in thousands)                                                                    2009              2008              2007
                                                                                         -----             -----             -----
Service cost                                                                             $ 264             $ 273             $ 286
Interest cost                                                                              760               705               659
Expected return on plan assets                                                            (849)             (918)             (740)
Amortization of unrecognized prior service cost                                             --                --                (1)
Amortization of unrecognized loss                                                          102                31                73
                                                                                         -----             -----             -----
Net periodic pension cost                                                                $ 277             $  91             $ 277
                                                                                         =====             =====             =====
Weighted average assumptions:
   Discount rate                                                                          6.85%             6.35%             6.25%
   Expected increase in compensation levels at year end                                   4.00%             4.00%             4.00%
   Expected return on plan assets during the year                                         8.50%             8.50%             8.50%

The estimated amount of net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2009 is $0.3 million.

Plan Assets

                                                                   2009                        2008
                                                        -------------------------    -------------------------
                                                          Actual       Percentage      Actual       Percentage
                                                        allocation     allocation    allocation     allocation
                                                        ----------     ----------    ----------     ----------
(amounts in thousands)
Money market                                              $  454           5.00%       $   961         9.40%
Common equities                                              306           3.37            398         3.89
Corporate debt securities                                  1,589          17.50          1,550        15.16
Government debt securities                                 2,693          29.66          3,020        29.54
Global equity mutual fund                                    618           6.80            862         8.43
Closed end equity mutual funds                             3,310          36.46          3,432        33.58
Closed end global equity mutual funds                        110           1.21             --           --
                                                          ------         ------        -------       ------
                                                          $9,080         100.00%       $10,223       100.00%
                                                          ======         ======        =======       ======

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


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

Determination of Assumed Rate of Return

The Corporation has selected the assumed rate of return based on the following:

                                                              Expected
                                                              compound     Expected
                                                Target       annualized    weighted
                                              percentage       5-year       average
                                              allocation   (index) return   return
                                              ----------   --------------  --------
Large-cap stocks                                 30.00%         9.10%        2.73%
Mid-cap stocks                                   11.00         10.80         1.19
Small-cap stocks                                 11.00         11.00         1.21
International common stocks                       8.00          9.00         0.72
Broad bond market                                40.00          4.10         1.64
                                                ------                     ------
   Total                                        100.00%                      7.49%
                                                ======                     ======

The Company estimated investment expenses of approximately 0.5% of the portfolio annually.

Expected Contributions

The Company had no minimum requirements to fund the pension plan for the fiscal year ended June 30, 2009, however, discretionary contributions amounting to $0.1 million were made. Expected contributions for fiscal 2010 are approximately $1.0 million.

Estimated Future Benefit Payments

(amounts in thousands)

The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

      July 1, 2009 - June 30, 2010....................       $  560
      July 1, 2010 - June 30, 2011....................          575
      July 1, 2011 - June 30, 2012....................          616
      July 1, 2012 - June 30, 2013....................          627
      July 1, 2013 - June 30, 2014....................          653
      Years 2015 - 2018...............................        3,697

Defined Contribution Plan

The Company maintains a voluntary contributory salary savings plan to which participants may contribute. The Company's matching contribution is 100% of the participants' contribution up to a maximum of 5% of the participants' compensation. During fiscal 2009, 2008, and 2007 the Company contributed $1.5 million, $1.1 million, and $0.9 million, respectively, to this plan. The Company also contributed approximately $0.1 million in each of the fiscals year 2009 and 2008 to purchase Company's stock for each participant.

Profit Sharing Plan

The Company maintains a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $0.6 million, $0.2 million, and $0.5 million in fiscal 2009, 2008, and 2007, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the plan at any time.

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


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

The following table presents the changes in the postretirement benefit obligation and the funded status of the Plan at June 30:

(amounts in thousands)                                         2009       2008
                                                             -------    -------
Benefit obligation at beginning of year                      $ 2,363    $ 2,799
Service cost                                                      70         69
Interest cost                                                    157        144
Plan participants' contributions                                 134        149
Amendments                                                        --       (195)
Actuarial (gain) loss                                             14       (393)
Benefits paid                                                   (191)      (210)
Medicare Part D prescription drug subsidy                         26         --
                                                             -------    -------
Benefit obligation at the end of year                        $ 2,573    $ 2,363
                                                             =======    =======
Fair value of plan assets                                    $    --    $    --
Under funded status                                           (2,573)    (2,363)
                                                             -------    -------
  Accrued postretirement benefit cost                        $(2,573)   $(2,363)
                                                             =======    =======
Amounts Recognized in Accumulated Other
Comprehensive Income
  Net actuarial loss                                         $    91    $    74

Net periodic postretirement benefit cost includes the following components:

(amounts in thousands)                                                                   2009                2008               2007
                                                                                        -----               -----               ----
Service cost                                                                            $  70               $  69               $ 63
Interest cost                                                                             157                 144                158
Amortized loss                                                                              3                  16                 25
Amortization of unrecognized prior service cost                                           (18)                (18)                --
                                                                                        -----               -----               ----
   Net periodic postretirement benefit cost                                             $ 212               $ 211               $246
                                                                                        =====               =====               ====

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.37%, 6.86%, and 6.28%, at the end of fiscal 2009, 2008, and 2007, respectively. Effective July 1, 2007, the Company amended the plan to increase the employee's contribution percentage of certain retirees in the plan from 30% to 35%.

Assumed health care cost trend rates are as follows:

                                                                               2009             2008
                                                                               ----             ----
Health care cost trend rate assumed for next year                           7.5 - 10.5%     7.75 - 11.0%

Rate that the cost trend rate gradually declines to                             5%               5%

Year that the rate reaches the rate it is assumed to remain at                 2016             2016

A one-percentage point change in assumed health care cost trend rates would have the following effects:

(amounts in thousands)                                                         1% increase    1% decrease
                                                                               -----------    -----------
Effect on total of service and interest cost components.....................       $ 19         $ (17)
Effect on postretirement benefit obligation.................................        190          (169)

Estimated Future Benefit Payments

Shown below are the expected gross benefit payments (including prescription drug benefits) and the expected gross amount of subsidy receipts.

                                                              Gross      Subsidy
(amounts in thousands)                                      payments    receipts
                                                            --------    --------
2010                                                         $  174      $ (31)
2011                                                            180        (35)
2012                                                            196        (38)
2013                                                            193        (43)
2014                                                            200        (49)
Years 2015 - 2019                                             1,049       (127)


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

(17) Income Taxes

The following table presents the Domestic and Foreign components of income before income taxes and discontinued operations and the expense (benefit) for income taxes as well as the taxes charged or credited to stockholders' equity:

                                                                                                Year ended June 30
                                                                                 --------------------------------------------------
(amounts in thousands)                                                             2009                 2008                 2007
                                                                                 --------             --------             --------
Income before income taxes and
   discontinued operations:
        Domestic                                                                 $ 12,075             $  8,955             $ 18,142
        Foreign                                                                     1,558                2,490                2,418
                                                                                 --------             --------             --------
                                                                                 $ 13,633             $ 11,445             $ 20,560
                                                                                 ========             ========             ========
Income tax expense charged to the
   income statement from continuing operations:
        Current:
           Federal                                                               $  4,218             $  3,272             $  5,027
           State and local                                                           (204)                 191                  216
           Benefit applied to reduce goodwill                                          42                   --                   --
           Foreign                                                                     70                  454                  147
                                                                                 --------             --------             --------
             Total current                                                          4,126                3,917                5,390
                                                                                 --------             --------             --------
        Deferred:
           Federal                                                                   (544)                (813)                (153)
           State and local                                                            (74)                 (42)                 (28)
           Foreign                                                                    266                  (80)                   2
                                                                                 --------             --------             --------
             Total deferred                                                          (352)                (935)                (179)
                                                                                 --------             --------             --------
             Subtotal                                                               3,774                2,982                5,211
                                                                                 --------             --------             --------
Income tax benefit recognized in the income
   statement from discontinued operations:
           Income tax benefit                                                          --                 (770)                  --
                                                                                 --------             --------             --------
             Total income taxes charged to the
             income statement                                                    $  3,774             $  2,212             $  5,211
                                                                                 ========             ========             ========
Income taxes charged (credited) to
   shareholders' equity:
   Current benefit of stock based compensation                                   $   (200)                (119)                (433)
   Deferred tax benefit from recognition
      of pension liability                                                           (970)                 (92)                (414)
                                                                                 --------             --------             --------
           Income taxes credited to
             shareholders' equity                                                $ (1,170)            $   (211)            $   (847)
                                                                                 ========             ========             ========


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before income taxes and discontinued operations, to income tax expense, is as follows:

(amounts in thousands)                                                             2009                 2008                 2007
                                                                                 --------             --------             --------
Expected consolidated income tax expense                                         $  4,772             $  4,006             $  7,196
State taxes, net of Federal benefit                                                  (233)                  97                  122
Nontaxable interest income                                                           (289)                (542)                (806)
Change in valuation allowance                                                          81                  150                   38
Effect of foreign operations                                                         (210)                (498)                (697)
Non-deductible stock-based compensation                                               180                  360                  540
Export tax benefits                                                                    --                   26                 (217)
Research credits                                                                     (854)                (124)                (611)
Domestic production tax benefit                                                      (325)                (211)                (166)
Change in uncertain tax positions                                                     732                   --                   --
Other, net                                                                            (80)                (282)                (188)
                                                                                 --------             --------             --------
                                                                                 $  3,774             $  2,982             $  5,211
                                                                                 ========             ========             ========

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, are presented below:

(amounts in thousands)                                                                                  2009                  2008
                                                                                                      -------               -------
Deferred tax assets:
      Inventories                                                                                     $ 1,103               $   954
      Deferred compensation                                                                               297                   542
      Retirement benefits                                                                               1,360                   337
      Postretirement benefits                                                                             876                   810
      Stock-based compensation                                                                          2,854                 1,748
      Nondeductible reserves                                                                              779                 1,013
      Unrealized losses on securities available-for-sale                                                  140                    67
      Federal and state tax attribute carryforwards                                                       472                   198
      State net operating loss carrforwards                                                               177                   120
                                                                                                      -------               -------
        Gross deferred tax assets                                                                       8,058                 5,789
      Valuation deferred tax assets                                                                      (540)                 (386)
                                                                                                      -------               -------
        Net deferred tax assets                                                                         7,518                 5,403
                                                                                                      -------               -------
Deferred tax liabilities:
      Plant and equipment, principally due to differences
        In depreciation                                                                                (3,641)               (1,600)
      Intangible assets including goodwill                                                             (4,365)               (2,940)
      Deferred revenue                                                                                   (218)                   --
                                                                                                      -------               -------
        Gross deferred tax liabilities                                                                 (8,224)               (4,540)
                                                                                                      -------               -------
        Net deferred tax assets (liabilities)                                                         $  (706)              $   863
                                                                                                      =======               =======
(amounts in thousands)                                                                                  2009                  2008
                                                                                                      -------               -------
Presented as:
Current deferred tax asset                                                                            $ 1,547               $ 1,646
Long-term deferred tax asset                                                                               27                    31
Current  deferred tax liability                                                                          (177)                   --
Long-term deferred tax liability                                                                       (2,103)                 (814)
                                                                                                      -------               -------
      Net deferred tax assets (liabilities)                                                           $  (706)              $   863
                                                                                                      =======               =======

In assessing the realizable value of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income, the Company believes it is more likely than not that it will realize the benefits of the deferred tax assets, net of the existing valuation allowance.

At June 30, 2009, the Company has capital loss carryforwards of $0.3 million, which may only be used to offset capital gains and expire in 2010. As a result of these limitations, at June 30, 2009 and 2008, the Company has a valuation allowance of $0.1 million with respect to these losses. At June 30, 2009 and 2008, the Company has unrealized losses on securities available-for-sale of $0.4


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

million and $0.2 million, respectively. If realized, these losses would be characterized as capital losses and subject to the same limitations. As a result of the limitations at June 30, 2009, the Company has a valuation allowance with respect to the unrealized losses of $0.1 million. At June 30, 2009, the Company has $0.3 million of acquired federal tax credit carryforwards subject to the utilization limitations under section 383, the majority of which expire beginning in 2026.

At June 30, 2009 and 2008, the Company has $3.1 million and $2.1 million of state net operating loss carryforwards, respectively, which begin to expire in 2015. the Company does not believe it is more likely than not that it will realize the deferred tax benefits of the state net operating losses and at June 30, 2009 has a valuation allowance of $0.2 million, an increase of $0.1 million. At June 30, 2009, the Company has state tax credit carryforwards of $0.2 million, which expire from 2010 through 2024. $0.2 million of the state tax credits may only be realized after utilization of the net operating loss carryforwards. The Company does not believe it is more likely than not that it will realize the deferred tax benefits of the state tax credits before their expiration. At June 30, 2009, the Company had a valuation allowance with respect to the state tax credits of $0.1 million.

The Company's subsidiary in China is eligible for a tax holiday providing reduced tax rates for the first five tax years after it generates taxable income in excess of its existing net operating loss carryforwards. The tax benefit varies over the remaining years of the holiday. Fiscal year ended June 30, 2009, is the fourth year of its tax holiday. The effect of the tax holiday is approximately $0.3 million, or $0.02, per diluted share. United States income taxes have not been provided on undistributed earnings of the China subsidiary because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.

In fiscal year 2008 the Company adopted FIN No. 48. The Company did not record a cumulative effect adjustment to retained earnings as a result of this adoption.

A reconciliation of beginning and ending unrecognized tax benefits is as follows:

(amounts in thousands)
Balance at June 30, 2008                                                $   477
Increases related to prior years' tax positions                             608
Increases related to acquired tax positions                                 523
Decreases related to prior years' tax positions                              --
Increases related to current years' tax positions                           144
Lapse of statue                                                             (92)
                                                                        -------
Balance at June 30, 2009                                                $ 1,660
                                                                        =======

As of June 30, 2009 and June 30, 2008, the Company had $1.7 million and $0.5 million, respectively, of unrecognized tax benefits that would affect the Company's effective tax rate if recognized.

In accordance with the Company's accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN No. 48. For the year ended June 30, 2009 the Company recognized an increase of $0.1 million in accrued interest and penalties, which was recognized as additional tax expense and through acquired tax positions. As of July 1, 2007 and June 30, 2008, the Company had $0.1 million and $33,000, net of tax benefit respectively, included in the liability for uncertain tax positions for the possible payment of interest and penalties.

The Company is subject to income tax examinations for its U.S. federal and foreign income taxes for the fiscal years 2006 through 2009 and for state and local taxes for the fiscal years 2002 through 2009. Various IRS and state income tax examinations are currently in progress. It is reasonably possible that the liability associated with the Company's unrecognized tax benefits will increase or decrease within the next twelve months as a result of these examinations or the expiration of the statutes of limitations. At this time, an estimate of the range of reasonably possible outcomes cannot be made. However, the Company anticipates that it is reasonably possible that additional payments of $0.2 million, including interest will be made within 12 months as a result of settlement of certain examinations. Of the $1.8 million of unrecognized tax benefit liabilities, interest, and penalties at June 30, 2009, the Company has classified $0.2 million in current liabilities and $1.6 million in non-current liabilities on the Company's consolidated balance sheet.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

During fiscal year 2008, income from discontinued operations of $0.8 million was recognized due to the reduction of an unrecognized tax benefit resulting from the lapse of the applicable statute of limitations.

(18) Segment and Related Information

(a) Segments

The Company operates predominately in the wireless communications, satellite communications, and space and defense electronics markets. The Company's two reportable segments are the Wireless Group and the Space & Defense Group. These segments have been determined based upon the nature of the products and services offered, customer base, technology, availability of discrete internal financial information, homogeneity of products, and delivery channel, and are consistent with the way the Company organizes and evaluates financial information internally for purposes of making operating decisions and assessing performance.

The Wireless Group designs, manufactures, and markets commercial products used mainly by the wireless communications market. The Space & Defense Group of the business designs, manufactures, and markets specialized products for the radar and communications markets. The Company's Space & Defense Group aggregates certain operating segments into one reportable segment, as the operating segments depict similar products, customers, industries and experience similar margins on products.

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                                    Space &
(amounts in thousands)                                           Wireless           Defense        Unallocated    Consolidated
                                                                ----------        ----------       -----------    ------------
Net sales:
     2009                                                       $   68,622        $   98,283       $       --      $  166,905
     2008                                                           78,741            52,575               --         131,316
     2007                                                           77,800            51,187               --         128,987
Operating income (4)
     2009                                                            6,649             8,202             (824)         14,027
     2008                                                            3,639             6,155             (592)          9,202
     2007                                                            7,969             9,588             (543)         17,014
Goodwill and intangible assets:
     June 30, 2009                                                  30,716            23,263               --          53,979
     June 30, 2008                                                  30,716                --               --          30,716
Identifiable assets (1)
     June 30, 2009                                                  18,099            61,135          103,842         183,076
     June 30, 2008                                                  29,048            21,035           91,305         141,388
Depreciation (2)
     2009                                                            4,933             3,467               --           8,400
     2008                                                            3,744             3,020               --           6,764
     2007                                                            2,904             2,301               --           5,205
Intangibles amortization (3)
     2009                                                               --             1,076               --           1,076
     2008                                                               38                --               --              38
     2007                                                              303                --               --             303

(1) Segment assets primarily include receivables, inventories and assets related to the Company's subsidiaries M. S. Kennedy and Unicircuit. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable securities, other receivables, prepaid expenses, deferred income taxes, and property, plant and equipment not specific to business acquisitions.

(2) Depreciation expense related to acquisition--specific property, plant, and equipment is included in the segment classification of the acquired business. Depreciation expense related to non-business combination assets is allocated departmentally based on an estimate of capital equipment employed by each department. Depreciation expense is then further allocated within the


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

      department as it relates to the specific business segment impacted by the consumption of the capital resources utilized. Due to the similarity of the property, plant, and equipment utilized, the Company does not specifically identify these assets by individual business segment for internal reporting purposes.

(3) Amortization of intangible assets arising from business combinations is allocated to the segments based on the segment classification of the acquired or applicable operation.

(4) Unallocated amounts relates to the lease expense incurred on the London lease

(b) Geographic Information

Net sales by geographic region are as follows:

                            United        Asia                                       Consolidated
(amounts in thousands)      States      Pacific    Europe     Americas      Other     Net sales
2009                      $ 104,152    $ 37,430   $ 15,650    $  2,627    $  7,046    $ 166,905
2008                         66,420      37,801     19,676       1,887       5,532      131,316
2007                         72,620      31,124     16,423       2,889       5,931      128,987

(c) Customers

In 2009, sales to Lockheed Martin Corp. exceeded 10% of consolidated net sales, totaling $24.7 million (Space & Defense Group). In 2008, sales to two customers (Nokia Corp. and Lockheed Martin Corp) both exceeded 10% of consolidated net sales, totaling approximately $39.4 million ($22.4 million related to the Wireless Group and $17.0 million related to the Space & Defense Group). In 2007, sales to two customers (Nokia Corp. and Lockheed Martin Corp) both exceeded 10% of consolidated net sales, totaling approximately $38.6 million ($21.5 million related to the Wireless Group and $17.1 million related to the Space & Defense Group).

(19) Commitments

The Company is obligated under contractual obligations and commitments to make future payments such as lease agreements and contingent commitments. The Company's obligations and commitments are as follows:

(amounts in thousands)                           Operating             Other
Year ending June 30:                               Leases           Long-Term(1)
      2010                                       $    692             $    65
      2011                                            806                  65
      2012                                            706                  65
      2013                                            599                  65
      2014                                            288                  65
      Thereafter                                       --                  65
                                                 --------             -------
                                                 $  3,091             $   390
                                                 ========             =======

(1) - Deferred Compensation

Net rent expense for the years ended June 30, 2009, 2008, and 2007 was $1.2 million, $1.6 million, and $0.9 million, respectively. Rent expense for fiscal 2009, 2008, and 2007 was offset by sublease income of $0, $0.2 million, and $0.5 million, respectively.

The minimum lease payments for the Company's operating leases are recognized on a straight-line basis over the minimum lease term. The Company's China operation building lease has a step rent provision. Rent expense is recognized on a straight line basis over the lease term.


--------------------------------------------------------------------------------

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2009, 2008, and 2007

(20) Concentrations

The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks related to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. Sales to direct contractors of the United States Government accounted for approximately 50%, 35%, and 36% of consolidated net sales in fiscal 2009, 2008, and 2007, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it is attempting to reduce its dependence on sales to direct contractors of the United States Government through development of its commercial electronics business.

The Company maintains and operates a facility in Suzhou, China. During fiscal year 2009, net external sales totaled $4.1 million. Included in the company's total assets, as of June 30, 2009, includes $3.5 million of inventory held for resale, as well as $4.7 million of fixed assets (net of related accumulated depreciation). As of June 30, 2009, there is no reason to believe that any of the Company's foreign assets or future operations will be impaired.

(21) Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2009 and 2008:

                                                                                  2009 quarter ended
                                                       ----------------------------------------------------------------------
(in thousands, except per share amounts)               September 30*        December 31*         March 31            June 30
                                                       -------------        ------------         --------            --------
Net sales                                                $ 38,124            $ 41,443            $ 43,507            $ 43,831
Gross profit                                               11,664              12,299              15,084              15,710
Net income                                                  1,342               1,584               3,476               3,457
Income from continuing operations:
     Basic earnings per share                               $0.09               $0.11               $0.25               $0.25
     Diluted earnings per share                              0.09                0.11                0.25                0.24
Income from discontinued operations:
     Basic earnings per share                               $0.00               $0.00               $0.00               $0.00
     Diluted earnings per share                              0.00                0.00                0.00                0.00
                                                                                  2008 quarter ended
                                                       ----------------------------------------------------------------------
(in thousands, except per share amounts)               September 30         December 31          March 31            June 30
                                                       ------------         -----------          --------            --------
Net sales                                                $ 32,090            $ 32,368            $ 32,619            $ 34,239
Gross profit                                               10,519              10,400              10,140               9,418
Net income                                                  2,705               2,551               2,817               1,160
Income from continuing operations:
     Basic earnings per share                               $0.17               $0.17               $0.14               $0.08
     Diluted earnings per share                              0.17                0.17                0.14                0.08
Income from discontinued operations:
     Basic earnings per share                               $0.00               $0.00               $0.05               $0.00
     Diluted earnings per share                              0.00                0.00                0.05                0.00

Income per share amounts for each quarter are required to be computed independently, and as a result, their sum does not necessarily equal the total year income per share amounts.

* There was $1.1 million of inventory step-up expense related to the purchase of MSK and Unicircuit in the first and second quarter ending September 30, 2009 and December 31, 2009, respectively.

--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

Exhibit No.                                Description
-----------                                -----------
    2.1 Agreement and Plan of Merger, dated August 18, 2008, among the Company, Anaren Acquisition, Inc., Unicircuit, Inc. and the Stockholders' Agent (1)

    3.1           Certificate of Incorporation, as amended (2)

    3.2           Amended and Restated By-Laws (3)

    4.1           Specimen Certificate of Common Stock (4)

    4.2 Shareholder Protection Rights Agreement dated as of April 20, 2001, between the Company and American Stock Transfer & Trust Company, including forms of Rights Certificate and Election to Exercise (5)

    10.1 Employment Agreement, dated as of July 1, 2006, between the Company and Lawrence A. Sala (6)*

    10.2          Pension Plan and Trust (7)*

    10.3          Anaren Microwave, Inc. Incentive Stock Option Plan, as amended
                  (8)*

    10.4 Anaren Microwave, Inc. 1989 Non-statutory Stock Option Plan, as amended (9)*

    10.5 Anaren Microwave, Inc. Incentive Stock Option Plan for Key Employees (10)*

    10.6          Anaren Microwave, Inc. Stock Option Plan (11)*

    10.7 Form of Change of Control Agreements, each dated June 22, 2007, with Joseph Porcello, Mark Burdick, Timothy Ross, Amy Tewksbury and Gert Thygesen (12)*

    10.8 Employment Agreement, dated as of February 14, 2004, between the Company and Carl W. Gerst, Jr. (13)*

    10.9          Anaren, Inc .Comprehensive Long-Term Incentive Plan  (14)*

   10.10 Amendment #1 to Anaren, Inc. 2004 Comprehensive Long-Term Incentive Plan, dated November 2, 2006 (15)*

   10.11          Addendum to the Employment Agreement with Carl W. Gerst, Jr.
                  dated as of May 16, 2007, between the Company and Carl W. Gerst, Jr. (16)*

   10.12 Addendum II to the Employment Agreement with Carl W. Gerst, Jr. dated as of June 16, 2008, between the Company and Carl W. Gerst, Jr. (17)*

   10.13 Loan Agreement, dated as of July 31, 2008, between the Company and KeyBank National Association (18)

   10.14 Promissory Note Revolving Credit LIBOR Rate, dated July 31, 2008, issued by the Company to KeyBank National Association
                  (18)

   10.15 364 Day LIBOR Grid Note Loan Agreement, dated as of May 1, 2008, issued by the Company to Manufacturers and Traders Trust Company (19)

   10.16 Stock Purchase Agreement dated July 30, 2008, among the Company, M. S. Kennedy Corp. and the individual shareholders and seller's representative party thereto (20)


--------------------------------------------------------------------------------

   10.17 Amendment to Employment Agreement, dated December 30, 2008, by and between Lawrence A. Sala and the Company (21)*

   10.18 Amendment #3 to Carl W. Gerst, Jr. Employment Agreement, dated December 30, 2008, by and between Carl W. Gerst, Jr. and the Company (22)*

   10.19 Addendum #4 to Employment Agreement, dated May 31, 2009, by and between Carl W. Gerst, Jr. and the Company (23)

    16.1          Letter from KPMG, LLP, dated December 10, 2008 (24)

     21           Subsidiaries of the Company

    23.1          Consent of KPMG LLP, Independent Registered Public Accounting
                  Firm

    23.2 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

    31.1 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Management contract or compensatory plan

(1) Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-6620) filed with the Securities and Exchange Commission on August 20, 2008.

(2) Restated Certificate of Incorporation of the Company, filed on August 11, 1967, is incorporated herein by reference to Exhibit 3(a) to Company's Registration Statement on Form S-1 (Registration No. 2-42704); (B) Amendment, filed on December 19, 1980, is incorporated herein by reference to Exhibit 4.1(ii) to the Company's Registration Statement on Form S-2 (Registration No. 2-86025); (C) Amendment, filed on March 18, 1985, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1987; (D) Amendment, filed on December 14, 1987, is incorporated herein by reference to Exhibit 4(a)(iv) to the Company's Registration Statement on Form S-8 (Registration No. 33-19618); (E) Amendment, filed on April 8, 1999, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1999; (F) Amendment, filed on February 8, 2000, is incorporated herein reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000; (G) Amendment, filed on November 22, 2000, is incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-6620) for the three months ended December 31, 2000; and (H) Amendment, filed on December 20, 2002, is incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-6620) for the three months ended December 31, 2002.

(3) Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (Commission File No. 0-6620) filed with the Securities and Exchange Commission on December 20, 2007.


--------------------------------------------------------------------------------

(4) Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.

(5) Incorporated herein by reference to Exhibits 4.1 and 4.2 to the Company's Registration Statement on Form 8-A (Commission File No. 0-6620) filed with the Securities and Exchange Commission on April 26, 2001.

(6) Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, (Commission File No. 0-6620), filed with the Securities and Exchange Commission on July 25, 2006.

(7) Incorporated herein by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 (Registration No. 33-19618).

(8) Incorporated herein by reference to Appendix A to the Company's definitive proxy statement for its 1998 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 25, 1998.

(9) Incorporated herein by reference to Appendix B to the Company's definitive proxy statement for its 1998 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 25, 1998.

(10) Incorporated herein by reference to Appendix A to the Company's definitive proxy statement for its 2000 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 18, 2000.

(11) Incorporated herein by reference to Appendix B to the Company's definitive proxy statement for its 2000 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 18, 2000.

(12) Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-6620) filed with the Securities and Exchange Commission on June 27, 2007.

(13) Incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

(14) Incorporated herein by reference to Appendix A to the Company's definitive proxy statement for its 2004 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 17, 2004.

(15) Incorporated herein by reference to Appendix A to the Company's definitive proxy statement for its 2006 annual meeting of the shareholders (Commission File No. 0-6620), filed with the Securities and Exchange Commission on September 15, 2006.

(16) Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No.0-6620) filed with the Securities and Exchange Commission on July 25, 2007.

(17) Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No.0-6620) filed with the Securities and Exchange Commission on June 20, 2008.


--------------------------------------------------------------------------------

(18) Incorporated herein by reference to Exhibit 10.2 and 10.3 to the Company's Current Report on Form 8-K (Commission File No. 0-6620) filed with the Securities and Exchange Commission on August 1, 2008.

(19) Incorporated herein by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q (Commission File No.0-6620) filed with the Securities and Exchange Commission on May 12, 2008.

(20) Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-6620) filed with The Securities and Exchange Commission on August 1, 2008.

(21) Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-6620) filed with the Securities and Exchange Commission on January 5, 2009.

(22) Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File No. 0-6620) filed with the Securities and Exchange Commission on January 5, 2009.

(23) Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-6620) filed with the Securities and Exchange Commission on May 14, 2009.

(24) Incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K (Commission File No. 0-6620) filed with the Securities and Exchange Commission on December 10, 2008.


--------------------------------------------------------------------------------

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

Date: September 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                                           Title                                     Date
/s/ Lawrence A. Sala              President, Chief Executive Officer and Chairman of        September 14, 2009
----------------------            the Board, Director (Principal Executive Officer)
Lawrence A. Sala

/s/ George A. Blanton             Sr. Vice President, Chief Financial Officer,              September 14, 2009
----------------------            Treasurer
George A. Blanton

/s/ Carl W. Gerst, Jr.            Chief Technical Officer, Vice Chairman of the Board       September 14, 2009
----------------------            and Director
Carl W. Gerst, Jr.

/s/ Dale F. Eck                   Director                                                  September 14, 2009
----------------------
Dale F. Eck

/s/ Matthew S. Robison            Director                                                  September 14, 2009
----------------------
Matthew S. Robison

/s/ David L. Wilemon              Director                                                  September 14, 2009
----------------------
David L. Wilemon

/s/ James G. Gould                Director                                                  September 14, 2009
----------------------
James G. Gould

/s/ Robert U. Roberts             Director                                                  September 14, 2009
----------------------
Robert U. Roberts

/s/ John L. Smucker               Director                                                  September 14, 2009
----------------------
John L. Smucker

/s/ Patricia T. Civil             Director                                                  September 14, 2009
----------------------
Patricia T. Civil


--------------------------------------------------------------------------------