Form 10-Q
period 2009-09-30
ANAREN  INC
filed 2009-10-30
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
                               ------------------

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                          Commission file number 0-6620

                                  ANAREN, INC.
             (Exact name of registrant as specified in its Charter)

             New York                                     16-0928561
      ------------------------              -----------------------------------
      (State of incorporation)              (I.R.S Employer Identification No.)

        6635 Kirkville Road
       East Syracuse, New York                               13057
       -----------------------                             ---------
        (Address of principal                             (Zip Code)
          executive offices)

Registrant's telephone number, including area code: 315-432-8909

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes __ No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Check One: Large accelerated filer __        Accelerated filer X

           Non-accelerated filer __     Smaller reporting company __

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

      The number of shares of Registrant's Common Stock outstanding on October 26, 2009 was 14,928,614.

                                  ANAREN, INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of                3
              September 30, 2009 and June 30, 2009 (unaudited)

              Condensed Consolidated Statements of Income                4
              for the Three Months Ended September 30,
              2009 and 2008 (unaudited)

              Condensed Consolidated Statements of Cash Flows            5
              for the Three Months Ended September 30,
              2009 and 2008 (unaudited)

              Notes to Condensed Consolidated Financial                  6 - 13
              Statements (unaudited)

     Item 2.  Management's Discussion and Analysis                       14 - 18

              of Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk 19

     Item 4.  Controls & Procedures                                      19 - 20

PART II - OTHER INFORMATION

     Item 1A. Risk Factors                                               20

     Item 6.  Exhibits                                                   20

Officer Certifications                                                   21 - 25

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                                  ANAREN, INC.
                      Condensed Consolidated Balance Sheets
                      September 30, 2009 and June 30, 2009
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                     September 30,   June 30,
                                                                          2009         2009
                                                                     -------------  ---------
                            ASSETS
                            ------
Assets:
     Cash and cash equivalents                                         $  52,815    $  49,893
     Securities held to maturity                                           5,977       11,810

     Receivables, less an allowance of $0.4 million at
        September 30, 2009 and June 30, 2009                              26,303       24,466
     Inventories                                                          34,939       35,282
     Prepaid expenses and other current assets                             3,496        4,033
     Deferred income taxes                                                 1,383        1,547
                                                                       ---------    ---------
        Total current assets                                             124,913      127,031
     Securities available-for-sale                                         1,050        1,050
     Securities held to maturity                                           2,067        2,079
     Property, plant, and equipment, net                                  51,960       52,889
     Deferred income taxes                                                    27           27
     Goodwill                                                             42,635       42,635
     Other intangible assets, net of accumulated amortization             11,046       11,344
                                                                       ---------    ---------
     Total assets                                                      $ 233,698    $ 237,055
                                                                       =========    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Liabilities and Shareholders' Equity:
      Current installments of long-term obligation                     $  10,000    $   9,800
      Accounts payable                                                     8,953        6,991
      Accrued expenses                                                     3,419        5,208
      Deferred income taxes                                                  100          177
      Customer advance payments                                               75          118
      Other current liabilities                                            2,409        2,525
                                                                       ---------    ---------
        Total current liabilities                                         24,956       24,819
                                                                       ---------    ---------
     Deferred income taxes                                                 2,743        2,103
     Pension and postretirement benefit obligation                         6,726        6,496
     Long-term obligation                                                 30,000       40,000
     Other liabilities                                                     2,731        2,692
                                                                       ---------    ---------
     Total liabilities                                                    67,156       76,110
                                                                       ---------    ---------
Stockholders' Equity:
      Common stock, $0.01 par value.  Authorized 200,000
      shares;  issued  28,191 and 28,007 at September  30, 2009
      and June 30, 2009, respectively                                        282          280
      Additional paid-in capital                                         202,790      199,597
      Retained earnings                                                  107,256      104,399
      Accumulated other comprehensive loss                                (2,383)      (2,397)
                                                                       ---------    ---------
                                                                         307,945      301,879
       Less 13,280 and 13,251  treasury shares at September 30, 2009
         and June 30, 2009, respectively, at cost                        141,403      140,934
                                                                       ---------    ---------
        Total stockholders' equity                                       166,542      160,945
                                                                       ---------    ---------
      Total liabilities and stockholders' equity                       $ 233,698    $ 237,055
                                                                       =========    =========

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                   Condensed Consolidated Statements of Income
                 Three Months Ended September 30, 2009 and 2008
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           2009          2008
                                                         --------      --------
Net Sales                                                $ 40,337      $ 38,124
Cost of Sales                                              25,673        26,460
                                                         --------      --------
        Gross profit                                       14,664        11,664

Operating Expenses:
   Marketing                                                2,363         2,093
   Research and development                                 3,608         3,085
   General and administrative                               4,480         4,560
                                                         --------      --------
        Total operating expenses                           10,451         9,738
                                                         --------      --------
        Operating income                                    4,213         1,926

Other income (expense):
   Interest expense                                          (183)         (266)
   Other, primarily interest income                           127           404
                                                         --------      --------
        Total other income (expense), net                     (56)          138
                                                         --------      --------
        Income before income tax expense                    4,157         2,064
Income tax expense                                          1,300           722
                                                         --------      --------
        Net income                                       $  2,857      $  1,342
                                                         ========      ========

Earnings per share:
   Basic                                                 $   0.20      $   0.09
                                                         ========      ========
   Diluted                                               $   0.19      $   0.09
                                                         ========      ========

Weighted average common shares Outstanding:
      Basic                                                14,117        14,131
                                                         ========      ========
      Diluted                                              14,795        14,268
                                                         ========      ========

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2009 and 2008
                                 (in thousands)
                                   (unaudited)

                                                             2009        2008
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                           $  2,857    $  1,342
      Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                            2,104       1,878
      Loss on disposal of fixed assets                           10           4
      Amortization                                              344         383
      Deferred income taxes                                     305        (267)
      Equity based compensation                                 702       1,066

      Changes in operating assets and liabilities:
         Receivables                                         (1,836)      2,261
         Inventories                                            350        (316)
         Prepaid expenses and other current assets              101        (656)
         Accounts payable                                     1,962        (671)
         Accrued expenses                                    (1,788)       (487)
         Customer advance payments                              (43)       (505)
         Other liabilities                                      344         868
         Pension and postretirement benefit obligation          230          84
                                                           --------    --------
           Net cash provided by operating activities          5,642       4,984
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                   (1,188)     (1,834)
      Payment for  purchase of M. S.  Kennedy and
         Unicircuit, net of cash acquired                        --     (47,296)
      Proceeds from sale of property, plant,
         and equipment                                            3          --
      Maturities  of held to maturity  and
         available-for-sale  securities                       5,800       9,224
      Purchases  of held to  maturity  and
         available-for-sale securities                           --      (2,127)
                                                           --------    --------
           Net cash provided by (used in)
              investing activities                            4,615     (42,033)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on mortgage payable                               --      (1,210)
      Payment on note payable                                (9,800)
      Proceeds from note payable                                 --      49,800
      Stock options exercised                                 2,729          92
      Excess tax benefit from exercise of stock options         191           5
      Purchase of treasury stock                               (469)     (5,014)
                                                           --------    --------
           Net cash used in financing activities             (7,349)     43,673
                                                           --------    --------
Effect of exchange rates on cash                                 14          --
                                                           --------    --------
           Net increase in cash and cash equivalents          2,922       6,624
Cash and cash equivalents, beginning of year                 49,893      10,711
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 52,815    $ 17,335
                                                           ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest                                            $    278    $     20
                                                           ========    ========
       Income taxes, net of refunds                        $    180    $     --
                                                           ========    ========

     See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2010, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the nine months ended September 30, 2009 and 2008 are based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2010.

The Company evaluated all events or transactions that occurred after September 30, 2009 up through October 30, 2009, the date the Company issued these financial statements. During this period, the Company did not have any recognizable subsequent events.

(1) New Accounting Pronouncements

In October 2009, new accounting guidance was issued related to the accounting for revenue recognition from arrangement with multiple deliverables. This guidance removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the "Fair Value Measurements and Disclosures" guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the company beginning July 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company's condensed consolidated financial statements when it becomes effective in 2012.

In September 2009, new accounting guidance was issued, which permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in "Financial Services-Investment Companies" as of the reporting entity's measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the "Fair Value Measurements and Disclosures" guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. The Company does not believe that this update will have a material effect on the Company's condensed consolidated financial position and results of operations.

In  January  2009,  new   accounting   guidance  which  requires  more  detailed
disclosures about employers' plan assets, including employers' investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Other than for some additional disclosures in the Annual Report on Form 10-K, adoption of this guidance will not have an effect on the Company's condensed consolidated financial statements.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In November 2008, new accounting guidance was proposed that relates to the milestone method of revenue recognition. This guidance would define a milestone and to determine whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This Issue applies to revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements.

(2) Equity Based Compensation
The components of equity-based compensation expense in the statements of earnings are as follows:

                                                             Three Months Ended
(amounts in thousands)                                           September 30
                                                           ---------------------
                                                            2009           2008
                                                           ------         ------
Stock option                                               $  218         $  549
Restricted stock                                              484            517
                                                           ------         ------
      Stock-based compensation                             $  702         $1,066
                                                           ======         ======

(3) Securities

The amortized cost and fair value of securities are as follows:

                                                September 30, 2009
                                 -----------------------------------------------
                                                Gross       Gross
                                 Amortized   unrealized  unrealized
(amounts in thousands)             cost         gains      losses     Fair value
                                 ---------   ----------  ----------   ----------
Securities available-for-sale:
   Auction rate securities         $1,440     $    --     $  (390)    $ 1,050

Securities held to maturity:
   Municipal bonds                 $8,044     $   225     $    --     $ 8,269

                                                  June 30, 2009
                                 -----------------------------------------------
                                                Gross       Gross
                                 Amortized   unrealized  unrealized
(amounts in thousands)             cost         gains      losses     Fair value
                                 ---------   ----------  ----------   ----------
Securities available-for-sale:
   Auction rate securities        $ 1,440     $    --     $  (390)    $ 1,050

Securities held to maturity:
   Municipal bonds                $13,889     $   310     $    --     $14,199

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

                                  September 30, 2009        June 30, 2009
                                 ----------------------------------------------
                                                Fair                    Fair
                                 Amortized     market    Amortized     market
(amounts in thousands)            cost         value       cost        value
                                 ---------    --------  ----------   ----------
 Within one year                  $ 5,977     $ 6,116     $11,810     $12,075
 One year to five years             2,067       2,153       2,079       2,124
                                  -------     -------     -------     -------
    Total                         $ 8,044     $ 8,269     $13,889     $14,199
                                  =======     =======     =======     =======

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Contractual maturities of auction rate securities available for sale are summarized as follows:

                                     September 30, 2009        June 30, 2009
                                     -------------------------------------------
                                                   Fair                    Fair
                                                  market                  market
(amounts in thousands)                Cost        value       Cost        value
                                     --------    --------    -------     -------
 One year to five years               $1,440      $1,050      $1,440      $1,050

The Company owns one auction rate security. The security has gone to auction once every 365 days, and since September 2008, the security has not been purchased. Therefore based on the outlook of the auction process, the Company has recorded the security as long term.

(4) Fair Value Measurements

The carrying amount of financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximated their fair value as of September 30, 2009 because of the short maturity of these instruments. Also, the Company's carrying cost for its revolving credit note approximates fair value.

Valuations on certain instruments are prioritized into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2009:

 (amounts in thousands)
                                                       Significant
                       Total Carrying                     other     Significant
                          Value at    Quoted prices in  observable  unobservable
                        September 30,   Active markets    inputs       inputs
                            2009          (Level 1)      (Level 2)    (Level 3)
                       -------------- ---------------- -----------  ------------
Available for sale
   securities              $1,050          $   --          $  --       $1,050

Valuation Techniques.

In the first quarter ended September 30, 2008, the Company acquired this Level 3 security, noted in the table above, with an estimated fair value of $1.4 million. As of September 30, 2009, this security was valued at $1.1 million. The Company's available-for-sale security is a debt security that is traded in an inactive market. After analyzing the underlying assets and structure of the student loan auction rate security, the Company has determined that the most appropriate method of deriving a value indication was a discounted cash flow analysis. The Company found that collateral characteristics, redemption probability, credit rating, and discount rates are the most important value drivers to determine an estimated fair value of the underlying security, and is classified within Level 3 of the valuation hierarchy.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(5) Intangible Assets

The major components of intangible assets are as follows:

                                         September 30, 2009     June 30, 2009
                                         ------------------  ------------------
 (amounts in thousands)                   Gross       Net      Gross      Net
                                         Carrying  Carrying  Carrying  Carrying
                                          Amount    Amount    Amount    Amount
                                         --------  --------  --------  --------
Amortizable intangible assets:
   Customer relationships                $ 7,530   $ 6,664   $ 7,530   $ 6,852
   Developed technology                      780       598       780       637
   Non-competition agreements              1,130       804     1,130       875
                                         -------   -------   -------   -------
      Total                              $ 9,440   $ 8,066   $ 9,440   $ 8,364
                                         =======   =======   =======   =======

Non-amortizable intangible assets:
   Trade names                                       2,980               2,980
                                                   -------             -------
Total intangible assets                            $11,046             $11,344
                                                   =======             =======

Intangible asset amortization expense for the three month period ended September 30, 2009 and 2008 aggregated $0.3 million in each period. Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense.

There have been no changes in the carrying amount of goodwill for the three months ended September 30, 2009.

(6) Inventories

Inventories are summarized as follows:


(amounts in thousands)                    September 30, 2009     June 30, 2009
                                          -------------------    -------------
Raw Materials                                   $19,742             $18,533
Work in process                                  11,344              12,664
Finished goods                                    3,853               4,085
                                                -------             -------
                                                $34,939             $35,282
                                                =======             =======

(7) Property, Plant, and Equipment

Components of property, plant, and equipment consists of the following:

(amounts in thousands)                     September 30, 2009    June 30, 2009
                                          -------------------    -------------
Land and land improvements                      $  5,260            $  5,260
Construction in process                            1,224                 964
Buildings, furniture, and fixtures                33,913              33,872
Machinery and equipment                           59,593              58,865
                                                --------            --------
                                                  99,990              98,961
Less accumulated depreciation                    (48,030)            (46,072)
                                                --------            --------
                                                $ 51,960            $ 52,889
                                                ========            ========

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(8) Accrued Expenses

Accrued expenses consists of the following:

(amounts in thousands)                     September 30, 2009    June 30, 2009
                                          -------------------    -------------
Compensation                                     $2,056             $3,638
Commissions                                         639                760
Health insurance                                    590                685
Other                                               134                125
                                                 ------             ------
                                                 $3,419             $5,208
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

(9) Other Liabilities

Other liabilities consists of the following:

(amounts in thousands)                     September 30, 2009    June 30, 2009
                                           ------------------    -------------
Deferred compensation                             $   232            $   243
Supplemental Retirement Plan                          604                584
Accrued lease                                       1,053              1,184
Warranty accrual                                      422                434
Income tax liability                                1,942              1,747
Deferred revenue                                      375                375
Interest                                              176                350
Other                                                 336                300
                                                  -------            -------
                                                    5,140              5,217
Less current portion                               (2,409)            (2,525)
                                                  -------            -------
                                                  $ 2,731            $ 2,692
                                                  =======            =======

The Company provides warranty policies on its products. In addition, the Company incurs costs to service our products in connection with specific product performance issues. Liability for product warranties are based upon expected future product performance and durability, and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the carrying amount of product warranty reserves for the quarter ended September 30, 2009, is as follows:

(amounts in thousands)
Balance as of June 30, 2009                                               $ 434
Additions                                                                   139
Costs incurred                                                             (137)
Adjustments                                                                 (14)
                                                                          -----
Balance as of September 30, 2009                                          $ 422
                                                                          =====

(10) Debt

Borrowings under the revolving credit note (Note), at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points, or at Keybank prime rate, minus
(100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the three months ended September 30, 2009, the weighted average interest rate on the outstanding borrowings was approximately 1.3%.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In the first quarter ending September, 30, 2009, the Company paid $9.8 million on the Note.

(11) Earning Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 604,000 and 2,078,000 at September 30, 2009 and 2008, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                     For the Three Month Ended
                                                           September 30,
                                                     -------------------------
(amounts in thousands)                                 2009              2008
                                                     -------           -------
Numerator:
Earnings available to common stockholders            $ 2,857           $ 1,342
                                                     =======           =======
Denominator:
Denominator  for basic  earnings  per share
outstanding                                           14,117            14,131
                                                     =======           =======
Denominator for diluted earnings per share:
   Weighted average shares outstanding                14,117            14,131
Common stock options and restricted stock                678               137
                                                     -------           -------
Weighted average shares                               14,795            14,268
                                                     =======           =======

(12)  Employee Benefit Plans

Defined Benefit Plan

Components of net periodic pension cost for the three months ended September 30 are as follows:

(amounts in thousands)                                      2009           2008
                                                           -----          -----
Service cost                                               $  78          $  60
Interest cost                                                200            180
Expected return on plan assets                              (187)          (220)
Amortization of unrecognized loss                             83             10
                                                           -----          -----
Net periodic pension cost                                  $ 174          $  30
                                                           =====          =====

Required contributions for fiscal 2010 are estimated to be approximately $0.7 million.

Postretirement Health Benefit Plan

Components of net periodic postretirement benefit cost for the three months ended September 30 are as follows:

(amounts in thousands)                                          2009       2008
                                                                ----       ----
Service cost                                                    $ 20       $ 17
Interest cost                                                     40         40
Amortized loss                                                     1          1
Amortization of unrecognized prior service cost                   (5)        (4)
                                                                ----       ----
   Net periodic postretirement benefit cost                     $ 56       $ 54
                                                                ====       ====

Expected contributions for fiscal 2010 are estimated to be approximately $0.1 million.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(13)  Other Comprehensive Income

Other Comprehensive Income

Comprehensive income consists of the following:

                                                             Three Months Ended
                                                                September 30
                                                            --------------------
(amounts in thousands)                                       2009          2008
                                                            ------        ------
Net income                                                  $2,857        $1,342

Other comprehensive income:
   Foreign currency translation gain                            14            18
   Mark to market adjustment                                    --           280
                                                            ------        ------

Comprehensive income                                        $2,871        $1,640
                                                            ======        ======

Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

                                                         Mark to
                                 Foreign     Minimum      Market    Accumulated
                                 currency    pension    Available      other
                               translation  liability    for Sale  comprehensive
                                adjustment  adjustment  Securities income (loss)
                               -----------  ----------  ---------- -------------
(amounts in thousands)
Balances at June 30, 2008         $ 1,370    $(1,529)     $  (185)   $  (344)
Current period change                  35     (1,883)        (205)    (2,053)
                                  -------    -------      -------    -------
Balances at June 30, 2009         $ 1,405    $(3,412)     $  (390)   $(2,397)
Current period change                  14         --           --         14
                                  -------    -------      -------    -------
Balances at September 30, 2009    $ 1,419    $(3,412)     $  (390)   $(2,383)
                                  =======    =======      =======    =======

(14) Segment and Related Information

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

The Wireless Group designs, manufactures, and markets commercial products used mainly by the wireless communications market. The Space & Defense Group of the business designs, manufactures, and markets specialized products for the space and defense electronics markets. The Company's Space & Defense Group aggregates certain operating segments into one reportable segment, as the operating segments depict similar products, customers, industries and experience similar margins on products.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                      Space &
(amounts in thousands)                    Wireless    Defense  Unallocated  Consolidated
                                          --------    -------  -----------  ------------
Net sales (Three Months Ended):
    September 30, 2009                     $14,411    $25,926     $  --       $40,337
    September 30, 2008                      19,702     18,422        --        38,124
Operating income (Three Month Ended) (1)
    September 30, 2009                       1,231      3,050       (68)        4,213
    September 30, 2008                       1,134        967      (175)        1,926
Goodwill and intangible assets:
    September 30, 2009                      30,716     22,965        --        53,681
    June 30, 2009                           30,716     23,263        --        53,979

(1) Unallocated amounts relates to the lease expense incurred on the London lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. The following discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties. The Company's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q and factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Overview

The consolidated financial statements present the financial condition of the Company as of September 30, 2009 and June 30, 2009, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2009 and 2008.

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

Second Quarter of Fiscal 2010 Outlook

For the second quarter of fiscal 2010, we anticipate a decline in sales for the Wireless Group and increased sales for the Space & Defense Group from our just completed first quarter. As a result, we expect net sales to be in the range of $40 million to $44 million. We expect GAAP net earnings per diluted share to be in the range of $0.18 - $0.22, using an anticipated tax rate of approximately 32.0% and inclusive of approximately $0.05 - $0.06 per share related to expected equity based compensation expense and acquisition related amortization of acquired intangibles.

Results of Operations

Net sales for the three months ended September 30, 2009 were $40.3 million, up 5.8% from sales of $38.1 million for the first quarter of fiscal 2009. Net income for the first quarter of fiscal 2010 was $2.9 million, or 7.1% of net sales, up $1.6 million from net income of $1.3 million in the first quarter of fiscal 2009. Net income in the first quarter of fiscal 2010 included $0.3 million of acquisition related expense for intangible amortization and no expense for amortization of inventory step-up compared to $1.3 million of combined acquisition related intangible amortization and inventory step-up in the first quarter of fiscal 2009.

The following table sets forth the percentage relationships of certain items from the Company's condensed consolidated statements of earnings as a percentage of net sales.

                                                           Three Months Ended
                                                         Sept. 30,     Sept. 30,
                                                           2009          2008
                                                         ---------     ---------
Net Sales                                                  100.0%       100.0%
Cost of sales                                               63.6%        69.4%
                                                           -----        -----
Gross profit                                                36.4%        30.6%
                                                           -----        -----
Operating expenses:
   Marketing                                                 5.9%         5.5%
   Research and development                                  9.0%         8.1%
   General and administrative                               11.1%        11.9%
                                                           -----        -----
     Total operating expenses                               26.0%        25.5%
                                                           -----        -----
Operating income                                            10.4%         5.1%
                                                           -----        -----
Other income (expense):
     Other, primarily interest income                        0.3%         1.1%
     Interest expense                                       -0.4%        -0.8%
                                                           -----        -----
     Total other income (expense), net                      -0.1%         0.3%
                                                           -----        -----

Income before income taxes                                  10.3%         5.4%
Income taxes                                                 3.3%         1.9%
                                                           -----        -----
   Net income                                                7.0%         3.5%
                                                           =====        =====

The following table summarizes the Company's net sales by operating segments for the periods indicated.

                                                           Three Months Ended
                                                         Sept. 30,     Sept. 30,
                                                           2009          2008
                                                         ---------     ---------
(amounts in thousands)
Wireless Group                                            $14,411       $19,702
Space & Defense Group                                      25,926        18,422
                                                          -------       -------
     Total                                                $40,337       $38,124
                                                          =======       =======

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net sales. Net sales were $40.3 million for the first quarter ended September 30, 2009, up 5.8% compared to $38.1 million for the first quarter of fiscal 2009. Sales of Wireless Group products fell $5.3 million, or 26.9%, and sales of Space & Defense Group products rose $7.5 million, or 40.7%, in the current first quarter compared to the first quarter of fiscal 2009.

The decline in sales of Wireless Group products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless base station and consumer equipment, was the result of a decline in demand for custom Wireless Group assemblies during the current first quarter compared to the first quarter of last year. Sales of custom products fell $2.3 million in the current quarter compared to the first quarter last fiscal year, led by a $1.8 million decline in sales to a major OEM resulting from a general decline in global wireless infrastructure spending and decreased demand for second generation GSM equipment. Wireless Group infrastructure component demand in the first quarter of fiscal 2010, while comparable to fourth quarter 2009 levels, fell $2.9 million from the first quarter of fiscal 2009 due to a general decline in shipments to both OEMs and distributors resulting from the general decline in the worldwide economy and infrastructure capital expenditure levels. The continuing challenging pricing environment for both standard component and custom assembly products also negatively impacted net sales for the current quarter compared to last year. Demand for Wireless Group products in the second quarter of fiscal 2010 is expected to decline compared to first quarter levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military. Sales of Space & Defense Group products rose $7.5 million, or 40.7% in the first quarter of fiscal 2010 compared to the first quarter of the previous fiscal year. Sales of Space & Defense Group products in the first quarter of the current fiscal year included three months of sales from M. S. Kennedy Corp. and Unicircuit, Inc., totaling $12.8 million, while sales in the first quarter of fiscal 2009 included two months and one month of sales from M.
S. Kennedy and Unicircuit, respectively, amounting to $4.8 million. Space & Defense Group product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the Group's backlog of $85.7 million, including $24.8 million from M. S. Kennedy and Unicircuit.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the first quarter of fiscal 2010 was $14.7 million, (36.4% of net sales), up from $11.7 million (30.6% of net sales) for the same quarter of the prior year. Gross profit as a percent of sales increased in the first quarter of fiscal 2010 from the first quarter of last year due to the absence in the current first quarter of $1.1 million (2.6% of net sales) of amortization of inventory step-up costs related to the acquisition of M. S. Kennedy and Unicircuit, which were included in the first quarter fiscal 2009 cost of sales. Additionally, gross margins were enhanced by the $2.3 million reduction in sales of lower margin, high material content custom Wireless Group products and by reduced production overhead costs, including personnel, freight, and production supplies, in excess of $1.1 million in the current first quarter compared to the same period last year resulting from ongoing cost reduction efforts throughout the Company.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $2.4 million (5.9% of net sales) for the first quarter of fiscal 2010, up $0.3 million from $2.1 million (5.5% of net sales) for the first quarter of fiscal 2009. Marketing expenses in the current first quarter rose $0.3 million from the first quarter of last fiscal year due to the inclusion of $663,000 of marketing expenses from Unicircuit and M. S. Kennedy in the current first quarter, compared to $282,000 for these two subsidiaries in the first quarter of last fiscal year, which include only two months and one month of expense for M. S. Kennedy and Unicircuit, respectively.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $3.6 million (9.0% of net sales) in the first quarter of fiscal 2010, up 17% from $3.1 million (8.1% of net sales) for the first quarter of fiscal 2009. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. Research and Development expenditures have increased in the first quarter of fiscal 2010 versus the first quarter of last year due to the higher level of opportunities in the Space & Defense Group marketplaces which resulted in approximately $0.5 million in additional spending at our Anaren Ceramics, Anaren Microwave and M. S. Kennedy operations compared to the first quarter of fiscal 2009. The Company expects to continue its current research and development efforts and spending levels through the remainder of the fiscal year and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses decreased to $4.5 million (11.1% of net sales) for the first quarter of fiscal 2010, from $4.6 million (11.9% of net sales) for the first quarter of fiscal 2009. The decrease in general and administrative expense in the first quarter of fiscal 2010 compared to the first quarter last year resulted from the inclusion of $0.4 million in additional costs and intangible amortization from the acquisitions of M. S. Kennedy and Unicircuit during the current first quarter, compared to the first quarter of fiscal 2009 which include only two months and one month of expense for M. S. Kennedy and Unicircuit, respectively, which was partially offset by a net $0.3 million decline in compensation and other administrative expenses.

Operating Income. Operating income increased 119% in the first quarter of fiscal 2010 to $4.2 million, (10.4% of net sales), compared to $1.9 million (5.1% of net sales) for the first quarter of fiscal 2009. This increase in the first quarter of fiscal 2010 from the first quarter of last year was due to the absence in the current first quarter of $1.1 million of amortization of inventory step-up costs related to the acquisition of M. S. Kennedy and Unicircuit, which were included in the first quarter fiscal 2009 cost of sales, as well as, the effect of ongoing cost containment and reduction initiatives throughout the Company over the last twelve months which have had a significant positive effect on overall Company expense levels.

On an operating segment basis, Wireless Group operating income was $1.2 million (8.5% of group sales) for the first quarter of fiscal 2010, up $0.1 million, from the Group's operating income of $1.1 million (5.8% of group sales) in the first quarter of fiscal 2009. The increase in Wireless Group operating income in the first quarter of fiscal

2010 compared to the first quarter of fiscal 2009 was achieved despite the decline in Wireless group sales due to the Company's overall cost reduction efforts which resulted in a $0.7 million (13%) decline in R&D, marketing and Administrative expenses within the group in the current first quarter compared to the first quarter last year. Additionally, Wireless Group profits were further enhanced by a 6.7 percentage point increase in gross margins within the group which resulted from $2.3 million of the group's $5.1 million sales decline coming from lower margin high material content custom products, as well as the previously discussed companywide cost reduction efforts.

Space & Defense Group operating income was $3.1 million (11.8% of Group sales) in the first quarter of fiscal 2010, up $2.1 from $1.0 million (5.2% of net group sales) for the first quarter of fiscal 2009. Operating margins for this Group increased in the current first quarter, as they included only $0.3 million of acquisition related intangible amortization costs and no inventory step-up costs in the first quarter of fiscal 2010, compared to $1.3 million of combined acquisition related inventory step-up and intangible amortization costs caused by the acquisition of M. S. Kennedy and Unicircuit during the first quarter of fiscal 2009 resulting in a 4.1 percentage point improvement in group gross and operating margins. Additionally, Group operating margins rose an additional 3.2 percentage points due to the efficiencies achieved from the $7.5 million increase in Space & Defense sales, year over year, in the current first quarter and as a result of the cost savings achieved through the companywide cost reduction efforts.

Other Income. Other income primarily consists of interest income received on invested cash balances and rental income. Other income decreased to $0.1 million in the first quarter of fiscal 2010 compared to $0.4 million for the first quarter of last year. This decrease was caused by the substantial decline in short-term interest rates year over year and a deliberate shortening of the maturities of the Company's investment portfolio due to the turmoil in the credit market. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the first quarter of fiscal 2010 was $0.2 million compared to $0.3 million for the first quarter of fiscal 2009. This decrease, despite a higher average outstanding debt balance over the current first quarter compared to the first quarter of fiscal 2009, was due to the substantial decline in the 90 day LIBOR interest rate for the first quarter of fiscal 2010 (approx. 0.5%) compared to the rate (approx. 2.79%) for the first quarter of fiscal 2009. The Company borrowed a total of $49.8 million under its $50.0 million revolving credit facility in the first quarter 2009 and repaid $9.8 million in the first quarter of fiscal 2010. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and for the second quarter of fiscal 2010 is expected to be approximately 1.30%.

Income Taxes. Income taxes for the first quarter of fiscal 2010 were $1.3 million (3.3% of net sales), representing an effective tax rate of 31.3%. This compares to income tax expense of $0.7 million (1.9% of net sales) for the first quarter of fiscal 2009, representing an effective tax rate of 35.0%. The decrease in the effective rate for the quarter is a results of the Federal Research and Experimentation Credit not being in effect during the first quarter of fiscal year 2009, as it had expired and was not reinstated until subsequent to September 30, 2008. The projected effective tax rate for fiscal 2010 is expected to be approximately 32.0%.

Critical Accounting Policies

There have been no material changes to the company's critical accounting policies, estimates, or judgments from those discussed in the company's 2009 Annual Report Form 10-K.

Liquidity and Capital Resources

Net cash provided by operations for the first three months of fiscal 2010 was $5.6 million and resulted from net income before depreciation, amortization and non-cash equity based compensation expense. The positive cash flow from earnings for the quarter was further enhanced by a $0.4 million decrease in inventory and a $2.0 million increase in accounts payable, which more than off-set a $1.8 million increase in accounts receivable. The large fluctuations in the working capital were a result of the timing of when sales were made during the quarter. Net cash provided by operations for the first three months of fiscal 2009 was $5.0 million and resulted from net income before depreciation and non-cash equity based compensation expense. The positive cash flow from earnings for the prior year quarter was further enhanced by a $2.3 million decrease in accounts receivable due to improved collections, which more than off-set a small increase in inventory and a pay down of current liabilities.

Net cash provided by investing activities in the first three months of fiscal 2010 was $4.6 million and consisted of $5.8 million provided by the maturities of marketable debt securities, net of $1.2 million used for capital additions. Net cash used in investing activities in the first three months of fiscal 2009 was $42.0 million and consisted of $7.1 million provided by the maturity of marketable debt securities, $1.8 million used to pay for capital additions and $47.3 million used to pay for the acquisitions of M.
S. Kennedy and Unicircuit, net of the cash received in both transactions.

Net cash used in financing activities was $7.3 million in the first three months of fiscal 2010 and consisted of $2.7 million of cash and tax benefits provided by the exercise of stock options, less $9.8 million used to pay long-term debt and $0.5 million used to purchase approximately 29,000 treasury shares. Net cash provided by financing activities in the first three months of fiscal 2009 was $43.7 million and consisted of borrowings of $49.8 million under the Company's revolving declining line of credit to finance the acquisitions of M. S. Kennedy and Unicircuit, net of $1.2 million used to pay off an acquired mortgage and $5.0 million used to purchase 471,000 treasury shares.

During the remainder of fiscal 2010, the Company anticipates that its main cash requirement will be for capital expenditures, possible continued repurchase of the Company's common stock and the $10.0 million principal payment on its line of credit due in July 2010. Capital expenditures for the remainder of fiscal 2010 are expected to be in the range of $7.0 - $8.0 million and will be funded from existing cash and investments.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transaction under the current Board authorization, depending on market conditions. At September 30, 2009, there were approximately 1.0 million shares remaining under the current Board repurchase authorization.

At September 30, 2009, the Company had approximately $61.9 million in cash, cash equivalents, and marketable securities. The Company has had positive operating cash flow for over ten years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.


Recent Accounting Pronouncements

In October 2009, new accounting guidance was issued related to the accounting for revenue recognition from arrangement with multiple deliverables. This guidance removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the "Fair Value Measurements and Disclosures" guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the company beginning July 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company's condensed consolidated financial statements when it becomes effective in 2012.

In September 2009, new accounting guidance was issued, which permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in "Financial Services-Investment Companies" as of the reporting entity's measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the "Fair Value Measurements and Disclosures" guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. The Company does not believe that this update will have a material effect on the Company's condensed consolidated financial position and results of operations.

In  January  2009,  new   accounting   guidance  which  requires  more  detailed
disclosures about employers' plan assets, including employers' investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Other than for some additional disclosures in the Annual Report on Form 10-K, adoption of this guidance will not have an effect on the Company's condensed consolidated financial statements.

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

As of September 30, 2009, the Company had cash, cash equivalents and marketable securities of $61.9 million, all of which with the exception of the Company's auction rate security consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from September 30, 2009 rates, or 0.1%, would have reduced net income and cash flow by approximately $15,000, or $.001 per diluted share for the quarter. Due to the relatively short maturities of the securities and its ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rate will reduce the Company's interest income.

As of September 30, 2009, the Company had $40.0 million in outstanding debt under its revolving line of credit with Keybank National Association. The line consists of a $50,000,000 revolving credit note (the "Note") for which principal amounts are due on August 1, 2009, and on each anniversary date thereafter through July 31, 2013. Borrowings under the Note, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points or at the Keybank's prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the three months ended September 30, 2009, the weighted average interest rate on the outstanding borrowings was 1.3%. Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise. A hypothetical increase in market interest rate of 10.0% from September 30, 2009 rates, or 0.13%, would have reduced net income and cash flow by approximately $15,000, or $.001 per diluted share for the quarter. Due to the Company's significant cash reserves and historical positive operating cash flow, the Company does not believe that an immediate increase in interest rates would have a material effect on its financial condition or results of operations. Over time, however, increases in market interest rates will increase the Company's interest expense.

Forward-Looking Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for "forward-looking statements" made by or on behalf of the Company. We may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management's views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. The uncertainties and risk factors that could affect our Company, its business and actual results are described throughout this filing, and particularly in the "Risk Factors" in Part II, Item 1A of this Form 10-Q, and in our 2009 Annual Report on Form 10-K under the Item 1A, "Risk Factors."

Item 4.  Controls and Procedures

A. Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers") as of September 30, 2009. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009.

B. Changes in Internal Control Over Financial Reporting

There were no changes in the registrant's internal control over financial reporting during our fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On November 5, 2007, the Board of Directors increased by an additional 2,000,000 the number of shares that the Company was authorized to repurchase in open market or by privately negotiated transactions through its previously announced stock repurchase program. The program (originally announced on March 5, 2001), which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On September 30, 2009, 1,047,000 million shares remained authorized for purchase, depending on market conditions.

----------------------------------------------------------------------------------------------------------------------
         Period              Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                            Shares (or Units)     per Share (or Unit)      Shares (or Units)     Approximate Dollar
                                Purchased                                Purchased as Part of   Value) of Shares (or
                                                                          Publicly Announced     Units) that May Yet
                                                                           Plans or Programs     Be Purchased Under
                                                                                                the Plans or Programs
----------------------------------------------------------------------------------------------------------------------
July 2009                                     0                    -                      0                 1,076,099
----------------------------------------------------------------------------------------------------------------------
August 2009                              28,686                16.35                      0                 1,047,413
----------------------------------------------------------------------------------------------------------------------
September 2009                                0                    -                      0                 1,047,413
----------------------------------------------------------------------------------------------------------------------
Total                                    28,686                16.35                      0                 1,047,413
----------------------------------------------------------------------------------------------------------------------

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

                                     Anaren, Inc.
                                     ------------
                                    (Registrant)

Date:  October 30, 2009              /s/ Lawrence A. Sala
                                     ---------------------------------------
                                     Lawrence A. Sala
                                     President & Chief Executive Officer



Date:  October 30, 2009              /s/ George A. Blanton
                                     ---------------------------------------
                                     George A. Blanton
                                     Sr. Vice President, Chief Financial Officer
                                     and Treasurer