Form 10-Q
period 2009-12-31
ANAREN  INC
filed 2010-01-29
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

            Non-accelerated filer   |_|      Smaller reporting company |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The  number  of  shares  of  Registrant's   Common  Stock  outstanding  on
January 25, 2010 was 14,886,460.

                                  ANAREN, INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of                 3
             December 31, 2009 and June 30, 2009 (unaudited)

             Condensed Consolidated Statements of Income                 4
             for the Three Months Ended December 31,
             2009 and 2008 (unaudited)

             Condensed Consolidated Statements of Income                 5
             for the Six Months Ended December 31,
             2009 and 2008 (unaudited)

             Condensed Consolidated Statements of Cash Flows             6
             for the Six Months Ended December 31,
             2009 and 2008 (unaudited)

             Notes to Condensed Consolidated Financial                   7
             Statements (unaudited)

   Item 2.   Management's Discussion and Analysis                        17
             of Financial Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About              24 - 25
             Market Risk

   Item 4.   Controls & Procedures                                       25

PART II - OTHER INFORMATION

   Item 1A.  Risk Factors                                                25

   Item 4.   Submission of Matters to a Vote of Security Holders         26

   Item 6.   Exhibits                                                    26 - 27

Officer Certifications                                                   28 - 31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ANAREN, INC.
                      Condensed Consolidated Balance Sheets
                       December 31, 2009 and June 30, 2009
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                               December 31, 2009      June 30, 2009
                                                                                               -----------------      -------------
Assets:
      Cash and cash equivalents                                                                    $  57,697            $  49,893
      Securities held to maturity                                                                      2,034               11,810

      Receivables, less an allowance of $0.4 million at
         December 31, 2009 and June 30, 2009                                                          25,841               24,466
      Inventories                                                                                     33,174               35,282
      Prepaid expenses and other current assets                                                        4,272                4,033
      Deferred income taxes                                                                            1,651                1,547
                                                                                                   ---------            ---------
         Total current assets                                                                        124,669              127,031
      Securities available-for-sale                                                                    1,050                1,050
      Securities held to maturity                                                                      1,030                2,079
      Property, plant, and equipment, net                                                             50,843               52,889
      Deferred income taxes                                                                               28                   27
      Goodwill                                                                                        42,635               42,635
      Other intangible assets, net                                                                    10,748               11,344
                                                                                                   ---------            ---------
      Total assets                                                                                 $ 231,003            $ 237,055
                                                                                                   =========            =========


Liabilities and Shareholders' Equity:
       Current installments of long-term obligation                                                $  10,000            $   9,800
       Accounts payable                                                                                5,900                6,991
       Accrued expenses                                                                                3,567                5,208
       Deferred income taxes                                                                              --                  177
       Customer advance payments                                                                         162                  118
       Other current liabilities                                                                       2,670                2,525
                                                                                                   ---------            ---------
         Total current liabilities                                                                    22,299               24,819
      Deferred income taxes                                                                            2,587                2,103
      Pension and postretirement benefit obligation                                                    6,872                6,496
      Long-term obligation                                                                            30,000               40,000
      Other liabilities                                                                                2,998                2,692
                                                                                                   ---------            ---------
      Total liabilities                                                                               64,756               76,110
                                                                                                   ---------            ---------
Stockholders' Equity:

       Common stock, $0.01 par value.  Authorized 200,000
       shares; issued 28,505 and 28,007 at December 31, 2009 and
       June 30, 2009, respectively                                                                       285                  280
       Additional paid-in capital                                                                    204,156              199,597
       Retained earnings                                                                             109,778              104,399
       Accumulated other comprehensive loss                                                           (2,381)              (2,397)
                                                                                                   ---------            ---------
                                                                                                     311,838              301,879
         Less 13,564 and 13,251 treasury shares at December 31, 2009
           and June 30, 2009, respectively, at cost                                                  145,591              140,934
                                                                                                   ---------            ---------
         Total stockholders' equity                                                                  166,247              160,945
                                                                                                   ---------            ---------
       Total liabilities and stockholders' equity                                                  $ 231,003            $ 237,055
                                                                                                   =========            =========

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                   Condensed Consolidated Statements of Income
                  Three Months Ended December 31, 2009 and 2008
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           2009           2008
                                                         -------        -------
Net sales                                                $41,019        $41,443
Cost of sales                                             26,713         29,144
                                                         -------        -------
         Gross profit                                     14,306         12,299
Operating Expenses:
   Marketing                                               2,237          2,052
   Research and development                                3,534          3,024
   General and administrative                              4,641          4,972
                                                         -------        -------
         Total operating expenses                         10,412         10,048
                                                         -------        -------
         Operating income                                  3,894          2,251
Other income (expense):
   Interest expense                                         (138)          (622)
   Other, primarily interest income                           86            307
                                                         -------        -------
         Total other income (expense), net                   (52)          (315)
                                                         -------        -------
         Income before income tax expense                  3,842          1,936
Income tax expense                                         1,320            352
                                                         -------        -------
         Net income                                      $ 2,522        $ 1,584
                                                         =======        =======

Earnings per share:
   Basic                                                 $  0.18        $  0.11
                                                         =======        =======
   Diluted                                               $  0.17        $  0.11
                                                         =======        =======

Weighted average common shares Outstanding:
       Basic                                              14,210         13,804
                                                         =======        =======
       Diluted                                            14,706         13,974
                                                         =======        =======

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                   Condensed Consolidated Statements of Income
                   Six Months Ended December 31, 2009 and 2008
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           2009           2008
                                                         -------        -------
Net sales                                                $81,356        $79,567
Cost of sales                                             52,386         55,745
                                                         -------        -------
         Gross profit                                     28,970         23,822
Operating Expenses:
   Marketing                                               4,599          4,145
   Research and development                                7,142          6,108
   General and administrative                              9,122          9,392
                                                         -------        -------
         Total operating expenses                         20,863         19,645
                                                         -------        -------
         Operating income                                  8,107          4,177
Other income (expense):
   Interest expense                                         (321)          (888)
   Other, primarily interest income                          213            710
                                                         -------        -------
         Total other income (expense), net                  (108)          (178)
                                                         -------        -------
         Income before income tax expense                  7,999          3,999
Income tax expense                                         2,620          1,074
                                                         -------        -------
         Net income                                      $ 5,379        $ 2,925
                                                         =======        =======

Earnings per share:
   Basic                                                 $  0.38        $  0.21
                                                         =======        =======
   Diluted                                               $  0.37        $  0.21
                                                         =======        =======

Weighted average common shares Outstanding:
       Basic                                              14,163         13,967
                                                         =======        =======
       Diluted                                            14,727         14,121
                                                         =======        =======

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2009 and 2008
                                 (in thousands)
                                   (unaudited)

                                                                                                         2009                2008
                                                                                                       --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                                      $  5,379            $  2,925
       Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                                                       4,140               3,924
       Loss on disposal of fixed assets                                                                      67                  (4)
       Amortization                                                                                         671                 916
       Deferred income taxes                                                                               (158)               (528)
       Equity based compensation                                                                          1,622               2,051

       Changes in operating assets and liabilities:
           Receivables                                                                                   (1,376)              2,885
           Inventories                                                                                    2,122                (488)
           Prepaid expenses and other current assets                                                       (675)                (94)
           Accounts payable                                                                              (1,092)             (1,998)
           Accrued expenses                                                                              (1,640)               (473)
           Customer advance payments                                                                         45                (637)
           Other liabilities                                                                                811              (1,206)
           Pension and postretirement benefit obligation                                                    376                 232
                                                                                                       --------            --------
             Net cash provided by operating activities                                                   10,292               7,505
                                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                              (2,163)             (3,636)
       Payment for purchase of M. S. Kennedy and Unicircuit, net
             of cash acquired                                                                                --             (47,296)
       Proceeds from sale of property, plant, and equipment                                                   3                  --
       Maturities of held to maturity and available-for-sale securities                                  10,750              16,909
       Purchases of held to maturity and available-for-sale securities                                       --              (3,130)
                                                                                                       --------            --------
             Net cash provided by (used in) investing activities                                          8,590             (37,153)
                                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage payable                                                                          --              (1,210)
       Payment on note payable                                                                           (9,800)                 --
       Proceeds from note payable                                                                            --              49,800
       Stock options exercised                                                                            3,149                 205
       Excess tax benefit from exercise of stock options                                                    214                  28
       Purchase of treasury stock                                                                        (4,657)             (5,014)
                                                                                                       --------            --------

             Net cash used in financing activities                                                      (11,094)             43,809
                                                                                                       --------            --------
Effect of exchange rates on cash                                                                             16                  13
                                                                                                       --------            --------
             Net increase in cash and cash equivalents                                                    7,804              14,175
Cash and cash equivalents, beginning of year                                                             49,893              10,711
                                                                                                       --------            --------
Cash and cash equivalents, end of period                                                               $ 57,697            $ 24,885
                                                                                                       ========            ========

Supplemental disclosures of cash flow information:
       Cash paid during the period for:
        Interest                                                                                       $    454            $    288
                                                                                                       ========            ========
        Income taxes, net of refunds                                                                      2,810               2,076
                                                                                                       ========            ========

See accompanying notes to unaudited condensed consolidated financial statements.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2010, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three and six months ended December 31, 2009 and 2008 are based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2010.

The Company evaluated all events or transactions that occurred after December 31, 2009 up through January 29, 2010, the date the Company issued these financial statements. During this period, the Company did not have any recognizable subsequent events.

Certain reclassifications on the condensed consolidated statements of cash flows for the six months ended December 31, 2008 have been made ($0.8 million of income tax liability decrease was consolidated with other liabilities).

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

(2) Equity Based Compensation

The components of equity-based compensation expense in the statements of earnings are as follows:

                                                    Three Months Ended               Six Months Ended
                                                        December 31                     December 31
                                                   ---------------------         -------------------------
(amounts in thousands)                             2009             2008          2009               2008
                                                   ----             ----         ------             ------
Stock option                                       $204             $408         $  422             $  957
Restricted stock                                    716              578          1,200              1,094
                                                   ----             ----         ------             ------

       Stock-based compensation                    $920             $986         $1,622             $2,051
                                                   ====             ====         ======             ======

In the three and six months ending December 31, 2009, 280,000 and 282,000 shares of restricted stock with aggregate grant date fair value of $4.0 million were issued, respectively, with a vesting period of 1 to 4 years.

(3) Securities

The amortized cost and fair value of securities are as follows:

                                                                                        December 31, 2009
                                                                    --------------------------------------------------------------
                                                                                         Gross          Gross
                                                                    Amortized         unrealized      unrealized            Fair
(amounts in thousands)                                                Cost               gains          losses              value
                                                                    ---------         ----------      ----------           -------
Securities available-for-sale:
   Auction rate securities                                           $ 1,440            $    --         $  (390)           $ 1,050

Securities held to maturity:
    Municipal bonds                                                  $ 3,064            $    88         $    --            $ 3,152

                                                                                            June 30, 2009
                                                                    --------------------------------------------------------------
                                                                                         Gross          Gross
                                                                    Amortized         unrealized      unrealized            Fair
(amounts in thousands)                                                Cost               gains          losses              value
                                                                    ---------         ----------      ----------           -------
Securities available-for-sale:
   Auction rate securities                                           $ 1,440            $    --         $  (390)           $ 1,050

Securities held to maturity:
    Municipal bonds                                                  $13,889            $   310         $    --            $14,199

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

                                                                         December 31, 2009                    June 30, 2009
                                                                    ---------------------------        ---------------------------
                                                                                         Fair                               Fair
                                                                    Amortized           market         Amortized           market
(amounts in thousands)                                                cost               value           cost               value
                                                                    ---------           -------        ---------           -------
Within one year                                                      $ 2,034            $ 2,087         $11,810            $12,075
One year to five years                                                 1,030              1,065           2,079              2,124
                                                                     -------            -------         -------            -------
    Total                                                            $ 3,064            $ 3,152         $13,889            $14,199
                                                                     =======            =======         =======            =======

Contractual maturities of auction rate securities available for sale are summarized as follows:

                                                                         December 31, 2009                    June 30, 2009
                                                                    ---------------------------        ---------------------------
                                                                                          Fair                               Fair
                                                                                         market                             market
(amounts in thousands)                                                Cost               value           Cost               value
                                                                    ---------           -------        ---------           -------
One year to five years                                               $ 1,440            $ 1,050         $ 1,440            $ 1,050

The Company owns one auction rate security. The security has gone to auction once every 365 days, and since September 2008, the security has not been purchased. Therefore, based on the outlook of the auction process, the Company has recorded the security as long term. The available-for-sale security that is in an unrealized loss position is considered a temporary impairment, and the unrealized loss has been recorded as a component of accumulated other comprehensive income. This temporary impairment is generally due to changes in the overall level of interest rates since the security was acquired. The Company has a policy which considers historic interest rate volatility and the target actual duration of its investments in debt securities to initially identify potential other than-temporary impairments. If a debt security is identified as a potential other-than-temporarily impaired security, the Company has the option to assert its ability and intent to hold it to maturity and thereby avoid any loss, if necessary. The Company has not recognized impairment losses in the three and six months ending December 31, 2009 and 2008. The Company also has an escrow agreement in place which institutes a deemed sale of the investment at the second anniversary of the purchase date of M. S. Kennedy Corp (August 2010). The Company believes there is no other than temporary impairment of this asset as of December 31, 2009.

(4) Fair Value Measurements

The carrying amount of financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximated their fair value as of December 31, 2009 because of the short maturity of these instruments. Also, the Company's carrying cost for its revolving credit note approximates fair value.

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

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2009:

(amounts in thousands)

                                                                           Significant other    Significant
                                    Total Carrying     Quoted prices in       observable       unobservable
                                       Value at         active markets          inputs            inputs
                                  December 31, 2009       (Level 1)            (Level 2)         (Level 3)
                                  -----------------    ----------------    -----------------   ------------
Available for sale
    securities                         $ 1,050             $   --               $   --            $ 1,050

Valuation Techniques.

In the first quarter ended September 30, 2008, the Company acquired this Level 3 security, noted in the table above, with an estimated fair value of $1.4 million. As of December 31, 2009 and June 30, 2009, this security was valued at $1.1 million. The Company's available-for-sale security is a debt security that is traded in an inactive

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

market. After analyzing the underlying assets and structure of the student loan auction rate security, the Company has determined that the most appropriate method of deriving a value indication was a discounted cash flow analysis. The Company found that collateral characteristics, redemption probability, credit rating, and discount rates are the most important value drivers to determine an estimated fair value of the underlying security, and is classified within Level 3 of the valuation hierarchy.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(5) Intangible Assets

The major components of intangible assets are as follows:



                                                                         December 31, 2009                   June 30, 2009
(amounts in thousands)                                                Gross               Net            Gross               Net
                                                                    Carrying           Carrying        Carrying           Carrying
                                                                     Amount              Amount         Amount             Amount
                                                                    --------           --------        --------           --------
Amortizable intangible assets:
    Customer relationships                                           $ 7,530            $ 6,476         $ 7,530            $ 6,852
    Developed technology                                                 780                559             780                637
    Non-competition agreements                                         1,130                733           1,130                875
                                                                     -------            -------         -------            -------

       Total                                                         $ 9,440            $ 7,768         $ 9,440            $ 8,364
                                                                     =======            =======         =======            =======


Non-amortizable intangible assets:
    Trade names                                                                           2,980                              2,980
                                                                                        -------                            -------
Total intangible assets                                                                 $10,748                            $11,344
                                                                                        =======                            =======

Intangible asset amortization expense for the three months ended December 31, 2009 and 2008 aggregated $0.3 million and $0.4 million, respectively, and for the six months ended December 31, 2009 and 2008 aggregated $0.6 million and $0.7 million, respectively. Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense.

There have been no changes in the carrying amount of goodwill for the six months ended December 31, 2009.

(6) Inventories

Inventories are summarized as follows:

(amounts in thousands)                       December 31, 2009     June 30, 2009
                                             -----------------     -------------
Raw Materials                                     $ 18,639            $ 18,533
Work in process                                     10,517              12,664
Finished goods                                       4,018               4,085
                                                  --------            --------
                                                  $ 33,174            $ 35,282
                                                  ========            ========

(7) Property, Plant, and Equipment

Components of property, plant, and equipment consists of the following:

(amounts in thousands)                       December 31, 2009     June 30, 2009
                                             -----------------     -------------
Land and land improvements                        $  5,168            $  5,260
Construction in process                              1,404                 964
Buildings, furniture, and fixtures                  33,873              33,872
Machinery and equipment                             60,452              58,865
                                                  --------            --------
                                                   100,897              98,961
Less accumulated depreciation                      (50,054)            (46,072)
                                                  --------            --------
                                                  $ 50,843            $ 52,889
                                                  ========            ========

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(8) Accrued Expenses

Accrued expenses consists of the following:

(amounts in thousands)                       December 31, 2009     June 30, 2009
                                             -----------------     -------------
Compensation                                      $  2,286            $  3,638
Commissions                                            570                 760
Health insurance                                       587                 685
Other                                                  124                 125
                                                  --------            --------
                                                  $  3,567            $  5,208
                                                  ========            ========

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

(9) Other Liabilities

Other liabilities consists of the following:

(amounts in thousands)                       December 31, 2009     June 30, 2009
                                             -----------------     -------------
Deferred compensation                             $    445            $    243
Supplemental retirement plan                           627                 584
Accrued lease                                          995               1,184
Warranty accrual                                       394                 434
Income tax liability                                 2,312               1,747
Deferred income                                        375                 375
Interest                                               132                 350
Other                                                  388                 300
                                                  --------            --------
                                                     5,668               5,217
Less current portion                                (2,670)             (2,525)
                                                  --------            --------
                                                  $  2,998            $  2,692
                                                  ========            ========

The Company provides warranty policies on its products. In addition, the Company incurs costs to service our products in connection with specific product performance issues. Liability for product warranties are based upon expected future product performance and durability, and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the carrying amount of product warranty reserves for the six months ended December 31, 2009, is as follows:

               (amounts in thousands)
               Balance as of June 30, 2009                    $   434
               Additions                                          189
               Costs incurred                                    (183)
               Adjustments                                        (46)
                                                              -------
               Balance as of December 31, 2009                $   394
                                                              =======

(10) Debt

Borrowings under a revolving credit note (Note) with KeyBank National Association, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points, or at the Lender's prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the six months ended December 31, 2009, the weighted average interest rate on the outstanding borrowings was approximately 1.6%.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In the six months ending December 31, 2009, the Company paid $9.8 million on the Note.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(11) Earning Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 611,000 and 2,129,000 for the six months ended December 31, 2009 and 2008, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                                        Three Months Ended                  Six Months Ended
                                                                            December 31                        December 31
                                                                     --------------------------         --------------------------
(amounts in thousands)                                                 2009              2008            2009               2008
                                                                     -------            -------         -------            -------
Numerator:
Net income                                                           $ 2,522            $ 1,584         $ 5,379            $ 2,925
                                                                     =======            =======         =======            =======

Denominator:
Denominator for basic earnings per share
outstanding                                                           14,210             13,804          14,163             13,967
                                                                     =======            =======         =======            =======

Denominator for diluted earnings per share:
   Weighted average shares outstanding                                14,210             13,804          14,163             13,967
Common stock options and restricted stock                                496                170             564                154
                                                                     -------            -------         -------            -------

Weighted average shares                                               14,706             13,974          14,727             14,121
                                                                     =======            =======         =======            =======

(12) Employee Benefit Plans

Defined Benefit Plan

Components of net periodic pension cost for the three and six months ended December 31 are as follows:

                                                                         Three Months Ended                 Six Months Ended
                                                                            December 31                        December 31
                                                                     --------------------------         --------------------------
                                                                       2009              2008            2009               2008
                                                                     -------            -------         -------            -------
(amounts in thousands)
Service cost                                                         $    78                 66         $   156                132
Interest cost                                                            200                187             400                374
Expected return on plan assets                                          (187)              (212)           (374)              (424)
Amortization of the unrecognized loss                                     83                 21             166                 42
                                                                     -------            -------         -------            -------
Net periodic benefit cost                                            $   174                 62         $   348                124
                                                                     =======            =======         =======            =======

Required contributions for fiscal 2010 are approximately $0.9 million.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Postretirement Health Benefit Plan

Components of net periodic postretirement benefit cost for the three and six months ended December 31 are as follows:

                                                                         Three Months Ended                 Six Months Ended
                                                                            December 31                        December 31
                                                                     --------------------------         --------------------------
                                                                       2009              2008            2009               2008
                                                                     -------            -------         -------            -------
(amounts in thousands)
Service cost                                                         $    20                 17         $    40                 35
Interest cost                                                             40                 39              80                 79
Amortization of the unrecognized loss                                      1                  1               2                  2
Amortization of the prior service cost                                    (5)                (5)            (10)                (8)
                                                                     -------            -------         -------            -------
Net periodic benefit cost                                            $    56                 53         $   112                106
                                                                     =======            =======         =======            =======

Expected contributions for fiscal 2010 are estimated to be approximately $0.1 million.

(13) Other Comprehensive Income

Other Comprehensive Income

Comprehensive income consists of the following:

                                                                         Three Months Ended                 Six Months Ended
                                                                            December 31                        December 31
                                                                     --------------------------         --------------------------
                                                                       2009              2008            2009               2008
                                                                     -------            -------         -------            -------
Net income                                                           $ 2,522            $ 1,584         $ 5,379            $ 2,925

Other comprehensive income:
   Foreign currency translation gain                                       2                 43              16                 62
   Mark to market adjustment                                              --               (169)             --                111
                                                                     -------            -------         -------            -------

Comprehensive income                                                 $ 2,524            $ 1,458         $ 5,395            $ 3,098
                                                                     =======            =======         =======            =======

Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

                                                                     Foreign         Minimum          Mark to           Accumulated
                                                                    currency         pension           market              other
                                                                   translation      liability    available-for-sale    comprehensive
                                                                   adjustment       adjustment       securities        income (loss)
                                                                   -----------      ----------   ------------------    -------------
(amounts in thousands)
Balances at June 30, 2008                                            $ 1,370         $(1,529)         $  (185)            $  (344)
Current period change                                                     35          (1,883)            (205)             (2,053)
                                                                     -------         -------          -------             -------
Balances at June 30, 2009                                            $ 1,405         $(3,412)         $  (390)            $(2,397)
Current period change                                                     16              --               --                  16
                                                                     -------         -------          -------             -------
Balances at December 31, 2009                                        $ 1,421         $(3,412)         $  (390)            $(2,381)
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

The Wireless Group designs, manufactures, and markets commercial products used mainly by the wireless communications market. The Space & Defense Group of the business designs, manufactures, and markets specialized products for the space and defense electronics markets. The Company's Space & Defense Group aggregates certain operating segments into one reportable segment, as the operating segments have similar products, customers, and margins on products.

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                                        Space &
(amounts in thousands)                                               Wireless           Defense       Unallocated       Consolidated
                                                                     --------           -------       -----------       ------------
Net sales (Three Months Ended):
     December 31, 2009                                               $12,383            $28,636         $    --            $41,019
     December 31, 2008                                                16,687             24,756              --             41,443
Net sales (Six Months Ended):
     December 31, 2009                                                26,794             54,562              --             81,356
     December 31, 2008                                                36,179             43,388              --             79,567
Operating income (Three Months Ended) (1)
     December 31, 2009                                                   537              3,683            (326)             3,894
     December 31, 2008                                                 1,751                650            (150)             2,251
Operating income (Six Months Ended) (1)
     December 31, 2009                                                 1,768              6,733            (394)             8,107
     December 31, 2008                                                 3,009              1,493            (325)             4,177
Goodwill and intangible assets:
     December 31, 2009                                                30,716             22,667              --             53,383
     June 30, 2009                                                    30,716             23,263              --             53,979

(1) Unallocated amounts relates to an extension of an existing deferred compensation arrangement ($0.2 million for the three and six months ending December 31, 2009) and the remainder of the expense relates to the lease expense incurred on the London lease.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

Overview

The consolidated financial statements present the financial condition of the Company as of December 31, 2009 and June 30, 2009, and the consolidated results of operations and cash flows of the Company for the three months and six months ended December 31, 2009 and 2008.

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

The Company operates in the wireless communications, satellite communications and defense electronics markets all of which have been affected by the current economic climate and recession. The defense budget has a direct impact on the level funding available for programs that the Company currently participates in or has targeted for future participation. We continue to assess the effect of the 2010 defense budget proposal on these programs and, to date have seen little negative impact on our anticipated Space & Defense Group order rate in fiscal 2010. The current economic down turn has negatively impacted the worldwide Wireless infrastructure market as the market has delayed or downsized system expansions and upgrades. The Company has seen this decline in demand over the past twelve months resulting in lower order volume for both custom and standard component wireless infrastructure products resulting in significant and ongoing negative impact on Wireless Group sales levels in the current fiscal year. While the Company has limited short-term visibility for customer demand, it is felt that demand has stabilized at current levels and should improve in calendar 2010 as the economy begins to recover.

Third Quarter of Fiscal 2010 Outlook

For the third quarter of fiscal 2010, the Company anticipates an increase in sales for both the Wireless Group and the Space & Defense Group from the just completed second quarter. As a result, the Company expects net sales to be in the range of $41 million to $45 million. GAAP net earnings per diluted share are expected to be in the range of $0.18 - $0.22, using an anticipated tax rate of approximately 32.0% and inclusive of approximately $0.05 - $0.06 per share related to expected equity based compensation expense and acquisition related amortization of acquired intangibles.

Results of Operations

Net sales for the three months ended December 31, 2009 were $41.0 million, down 1.0% from sales of $41.4 million for the second quarter of fiscal 2009. Net income for the second quarter of fiscal 2010 was $2.5 million, or 6.1% of net sales, up $0.9 million from net income of $1.6 million in the second quarter of fiscal 2009. Net income in the second quarter of fiscal 2010 included $0.3 million of acquisition related expense for intangible amortization and no expense for amortization of inventory step-up compared to $1.5 million of combined acquisition related intangible amortization and inventory step-up in the second quarter of fiscal 2009. Additionally, second quarter fiscal 2009 results benefited from a $0.3 million reduction in commission expense from the correction of an over accrual that was accumulated over a number of prior periods. There was no comparable adjustment in the current second quarter.

The following table sets forth the percentage relationships of certain items from the Company's condensed consolidated statements of earnings as a percentage of net sales.

                                                                       Three Months Ended                  Six Months Ended
                                                                 Dec. 31, 2009    Dec. 31, 2008     Dec. 31, 2009     Dec. 31, 2008
                                                                 -------------    -------------     -------------     -------------
Net Sales                                                            100.0%           100.0%            100.0%            100.0%

Cost of sales                                                         65.1%            70.3%             64.4%             70.1%
                                                                     -----            -----             -----             -----
Gross profit                                                          34.9%            29.7%             35.6%             29.9%
                                                                     -----            -----             -----             -----

Operating expenses:
   Marketing                                                           5.5%             5.0%              5.6%              5.2%
   Research and development                                            8.6%             7.3%              8.8%              7.7%
   General and administrative                                         11.3%            12.0%             11.2%             11.8%
                                                                     -----            -----             -----             -----
      Total operating expenses                                        25.4%            24.3%             25.6%             24.7%
                                                                     -----            -----             -----             -----

Operating income                                                       9.5%             5.4%             10.0%              5.2%
                                                                     -----            -----             -----             -----

Other income (expense):

      Interest expense                                                (0.3)%           (1.4)%            (0.4)%            (1.1)%
      Other, primarily interest income                                 0.2%             0.7%              0.2%              0.9%
                                                                     -----            -----             -----             -----
      Total other income (expense), net                               (0.1)%           (0.7)%            (0.2)%            (0.2)%
                                                                     -----            -----             -----             -----

Income before income taxes                                             9.4%             4.7%              9.8%              5.0%
Income taxes                                                           3.3%             0.9%              3.2%              1.3%
                                                                     -----            -----             -----             -----
   Net income                                                          6.1%             3.8%              6.6%              3.7%
                                                                     =====            =====             =====             =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                                     Three Months Ended                   Six months Ended
                                                             Dec. 31, 2009       Dec. 31, 2008     Dec. 31, 2009     Dec. 31, 2008
                                                             -------------       -------------     -------------     -------------
Wireless                                                         $12,383            $16,687           $26,794            $36,179
Space and Defense                                                 28,636             24,756            54,562             43,388
                                                                 -------            -------           -------            -------
     Total                                                       $41,019            $41,443           $81,356            $79,567
                                                                 =======            =======           =======            =======

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Net sales. Net sales were $41.0 million for the second quarter ended December 31, 2009, down 1.0% compared to $41.4 million for the second quarter of fiscal 2009. Sales of Wireless Group products fell $4.3 million, or 25.8%, and sales of Space & Defense Group products rose $3.9 million, or 15.7%, in the current second quarter compared to the second quarter of fiscal 2009.

The decline in sales of Wireless Group products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless base station and consumer equipment, was the result of a decline in demand for both custom assemblies and standard component Wireless Group products during the first half of fiscal 2010 compared to the first half of last year.
Sales of custom products fell $2.5 million in the current second quarter compared to the second quarter last fiscal year, led by a $2.0 million decline in sales to a major OEM resulting from a general decline in global wireless infrastructure spending, partial loss of customer product allocations to low cost Asian vendor sources and decreased demand for second generation GSM equipment. Wireless Group standard component demand in the second quarter of fiscal 2010 fell $1.8 million from the second quarter of fiscal 2009 due to a general decline in shipments to both OEMs and distributors resulting from the general decline in the worldwide economy and infrastructure capital expenditure levels. The continuing challenging pricing environment for both standard component and custom assembly products also negatively impacted net sales for the current second quarter compared to last year. Demand for Wireless Group products, in the third quarter of fiscal 2010, is expected to increase compared to second quarter levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military. Sales of Space & Defense Group products rose $3.9 million, or 15.7% in the second quarter of fiscal 2010 compared to the second quarter of the previous fiscal year. The increase in current second quarter sales was driven by $1.6 million and $1.2 million increases in sales of Hybrid modules and RF printed wire boards, respectively, compared to the second quarter of fiscal 2009 due to the higher level of order intake for these products over the last year. Space & Defense Group product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the Group's backlog of $85.1 million.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the second quarter of fiscal 2010 was $14.3 million, (34.9% of net sales), up from $12.3 million (29.7% of net sales) for the same quarter of the prior year. Gross profit, as a percent of sales, increased in the second quarter of fiscal 2010 from the second quarter of last year due to the absence in the current second quarter of $1.1 million (2.7% of net sales) of amortization of inventory step-up costs related to the acquisition of M. S. Kennedy and Unicircuit, which were included in the second quarter fiscal 2009 cost of sales. Additionally, gross margins were enhanced by the decline in sales of lower margin, high material content custom Wireless Group products and by reduced production overhead costs, including personnel, freight, and production supplies, in excess of $1.0 million in the current second quarter compared to the same period last year resulting from ongoing cost reduction efforts throughout the Company.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $2.2 million (5.5% of net sales) for the second quarter of fiscal 2010, up $0.2 million from $2.0 million (5.0% of net sales) for the second quarter of fiscal 2009. Marketing expenses in the current second quarter rose $0.2 million from the second quarter of last fiscal year, as the second quarter of fiscal 2009 expense had been adjusted down for a $0.3 million reduction in commission expense from the correction of an over accrual that was accumulated over a number of prior periods. There was no comparable adjustment in the current second quarter.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $3.5 million (8.6% of net sales) in the second quarter of fiscal 2010, up 17% from $3.0 million (7.3% of net sales) for the second quarter of fiscal 2009. Research and development expenditures are supporting further development of Wireless Group custom products for new domestic marketplace opportunities and consumer component products for additional commercial applications, as well as new technology development in the Space & Defense Group. Research and Development expenditures have increased in the second quarter of fiscal 2010 versus the second quarter of last year due to the higher level of opportunities in the Space & Defense Group marketplaces which resulted in approximately $0.6 million in additional spending at our Anaren Ceramics, Anaren Microwave and M. S. Kennedy subsidiaries compared to the second quarter of fiscal 2009. The Company expects to continue its current research and development efforts and spending levels through the remainder of the fiscal year and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses decreased to $4.6 million (11.3% of net sales) for the second quarter of fiscal 2010, from

$5.0 million (12.0% of net sales) for the second quarter of fiscal 2009. The decrease resulted from a decline of $0.2 million in intangible amortization from the acquisitions of M. S. Kennedy and Unicircuit during the current second quarter, compared to the second quarter of fiscal 2009 due to a change in the intangible valuation in the third quarter of last year and a net $0.2 million decline in compensation and other administrative expenses due to reduced professional service costs and consolidation of functions across all subsidiaries.

Operating Income. Operating income increased 73% in the second quarter of fiscal 2010 to $3.9 million, (9.5% of net sales), compared to $2.3 million (5.4% of net sales) for the second quarter of fiscal 2009. This increase in the second quarter of fiscal 2010 from the second quarter of last year was due to the absence in the current second quarter of $1.1 million of amortization of inventory step-up costs related to the acquisition of M. S. Kennedy and Unicircuit, which were included in the second quarter fiscal 2009 cost of sales. Operating income results were further enhanced by the effect of ongoing cost containment and reduction initiatives throughout the Company over the last twelve months which have had a significant positive effect on overall Company expense levels.

On an operating segment basis, Wireless Group operating income was $0.5 million (4.3% of group sales) for the second quarter of fiscal 2010, down $1.2 million, from the Group's operating income of $1.7 million (10.5% of group sales) in the second quarter of fiscal 2009. The decrease in Wireless Group operating income was a result of the $4.3 million decline in Wireless group sales year over year which resulted in a $1.6 million decline in gross margins for this business segment. This decline in gross margin was partially off-set by reductions in operating costs due to the lower sales volume and the Company's overall cost reduction efforts which resulted in a $0.4 million (13%) decline in R&D, marketing and Administrative expenses within the group in the current second quarter compared to the second quarter last year.

Space & Defense Group operating income was $3.7 million (12.9% of Group sales) in the second quarter of fiscal 2010, up $3.0 from $0.7 million (2.6% of net group sales) for the first quarter of fiscal 2009. Operating margins for this Group improved ten percentage points in the current second quarter due to the $3.8 million increase in sales and the inclusion of only $0.3 million of acquisition related intangible amortization costs and no inventory step-up costs in the first quarter of fiscal 2010, compared to $1.3 million of combined acquisition related inventory step-up and intangible amortization costs caused by the acquisition of M. S. Kennedy and Unicircuit during the first quarter of fiscal 2009 resulting in a combined approximate 8.0 percentage point improvement in group gross and operating margins. Group operating margins rose an additional
4.2 percentage points as a result of the cost savings achieved through the Company's cost reduction efforts.

Other Income. Other income primarily consists of interest income received on invested cash balances and rental income. Other income decreased to $0.1 million in the second quarter of fiscal 2010 compared to $0.3 million for the second quarter of last year. This decrease was caused by the substantial decline in short-term interest rates year over year and a deliberate shortening of the maturities of the Company's investment portfolio due to the turmoil in the credit market. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the second quarter of fiscal 2010 was $0.1 million compared to $0.6 million for the second quarter of fiscal 2009. This decrease was due to the substantial decline in the 90 day LIBOR interest rate for the second quarter of fiscal 2010 (approx. 0.3%) compared to the rate (approx. 5.00%) for the second quarter of fiscal 2009. The Company borrowed a total of $49.8 million under its $50.0 million revolving credit facility in the first quarter 2009 and repaid $9.8 million in the first quarter of fiscal 2010. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and for the third quarter of fiscal 2010 is expected to be approximately 1.25%.

Income Taxes. Income taxes for the second quarter of fiscal 2010 were $1.3 million (3.3% of net sales), representing an effective tax rate of 34.4%. This compares to income tax expense of $0.4 million (0.9% of net sales) for the second quarter of fiscal 2009, representing an effective tax rate of 18.2%. The effective tax rate for the second quarter of fiscal 2009 was a result of the retroactive reinstatement of the Federal Research and Experimentation Credit subsequent to September 30, 2008. The projected effective tax rate for fiscal 2010 absent one-time events, is expected to be approximately 32.0%.

Six Months  Ended  December 31, 2009  Compared to Six Months Ended  December 31,
2008

Net sales. Net sales were $81.4 million for the six months ended December 31, 2009, up 2.2% compared to $79.6 million for the first six of fiscal 2009. Sales of Wireless Group products fell $9.4 million, or 25.6%, while sales of Space & Defense Group products rose $11.2 million, or 25.8%, in the current first six months compared to the first six months of fiscal 2009.

The decline in sales of Wireless Group products, was the result of a decline in demand for both custom Wireless Group assemblies during the current first six months compared to the first six months of last year. Sales of custom products fell $4.7 million in the current six months compared to the first half of last fiscal year, led by a $3.3 million decline in sales to a major OEM resulting from a general decline in global wireless infrastructure spending, partial loss of customer product allocations to low cost Asian vendor sources and decreased demand for second generation GSM equipment. Wireless Group infrastructure component demand in the first half of fiscal 2010 fell $4.7 million from the first half of fiscal 2009 due to a general decline in shipments to both OEMs and distributors resulting from the general decline in the worldwide economy and infrastructure capital expenditure levels. The continuing challenging pricing environment for both standard component and custom assembly products also negatively impacted net sales for the first six months of fiscal 2010 compared to last year. Demand for Wireless Group products, in the second half of fiscal 2010, is expected to increase compared to second quarter levels.

Sales of Space & Defense Group products rose $11.2 million, or 25.8% in the first half of fiscal 2010 compared to the first half of the previous fiscal year. Sales of Space & Defense Group products in the first six months of the current fiscal year included six months of sales from M. S. Kennedy Corp. and Unicircuit, Inc., totaling $25.5 million, while sales in the first six months of fiscal 2009 included five months and four month of sales from M. S. Kennedy and Unicircuit, respectively, amounting to $14.7 million. This increase is attributed to approximately $5.5 million from the additional three months sales not included in the first half of fiscal 2009 and $4.7 million in sales of Hybrid modules and RF printed wire boards at M.S. Kennedy and Unicircuit, Inc., respectively, above fiscal 2009 levels due to the higher level of order intake for both subsidiaries over the last year. Space & Defense Group product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the Group's backlog of $85.1 million.

Gross Profit. Gross profit for the first half of fiscal 2010 was $29.0 million, (35.6% of net sales), up from $23.8 million (29.9% of net sales) for the same period of the prior year. Gross profit as a percent of sales increased in the first half of fiscal 2010 from the first half of last year due to the increase in sales volume and due to the absence in the current first six months of $2.2 million (2.7% of net sales) of amortization of inventory step-up costs related to the acquisition of M. S. Kennedy and Unicircuit, which were included in the first half of fiscal 2009 cost of sales. Additionally, gross margins were enhanced by the $4.7 million reduction in sales of lower margin, high material content custom Wireless Group products and by reduced production overhead costs, including personnel, freight, production supplies, and scrap in excess of $2.1 million in the current first six months compared to the same period last year as a result of ongoing cost reduction efforts throughout the Company.

Marketing. Marketing expenses were $4.6 million (5.6% of net sales) for the first half of fiscal 2010, up $0.5 million from $4.1 million (5.2% of net sales) for the first half of fiscal 2009. Marketing expenses in the current first six months rose $0.5 million from the first six months of last fiscal year due to the inclusion of $1.3 million of marketing expenses from Unicircuit and M. S. Kennedy in the current first six months, compared to $0.8 million for these two subsidiaries in the first six months of last fiscal year, which included only two months and one month of expense for M. S. Kennedy and Unicircuit, respectively. The first half of fiscal 2009 expense had been adjusted down for a $0.3 million reduction in commission expense from the correction of an over accrual that was accumulated over a number of prior periods. There was no comparable adjustment in the first half of fiscal 2010. This increase in expense was offset by a lower commission expense for the first half of fiscal 2010 due to lower sales volumes of the standard components.

Research and Development. Research and development expenses were $7.1 million (8.8% of net sales) in the first half of fiscal 2010, up 17% from $6.1 million (7.7% of net sales) for the first half of fiscal 2009. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. Research and Development expenditures have increased in the first six months of fiscal 2010 versus the first six months of last year due to the higher level of opportunities in the Space & Defense Group marketplaces which resulted in approximately $1.2 million in additional spending at our Anaren Ceramics, Anaren Microwave and M. S. Kennedy operations compared to the first six months of fiscal 2009. The Company expects to continue its current research and development efforts and spending levels through the remainder of the fiscal year and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses decreased to $9.1 million (11.2% of net sales) for the first six months of fiscal 2010, from $9.4 million (11.8% of net sales) for the first six months of fiscal 2009. The decrease in general and administrative expense in the first half of fiscal 2010 compared to the first half of last year resulted from a net $0.3 million decline in compensation and other administrative expenses due to a three month delay in granting restricted stock, reduced professional service costs and the consolidation of some administrative functions across all subsidiaries, as well as, a $0.1 million decrease in intangible amortization.

Operating Income. Operating income increased 94.1% in the first six months of fiscal 2010 to $8.1 million, (10.0% of net sales), compared to $4.2 million (5.2% of net sales) for the first six months of fiscal 2009. This increase in the first half of fiscal 2010 from the first half of last year was due to the absence of $2.2 million of amortization of inventory step-up costs related to the acquisition of M. S. Kennedy and Unicircuit, which were included in the first half fiscal 2009 cost of sales, as well as, the effect of ongoing cost containment and reduction initiatives throughout the Company over the last twelve months which have had a significant positive effect on overall Company expense levels.

On an operating segment basis, Wireless Group operating income was $1.8 million (6.6% of group sales) for the first half of fiscal 2010, down $1.2 million, from the Group's operating income of $3.0 million (5.8% of group sales) in the first half of fiscal 2009. The decrease in Wireless Group operating income in the first half of fiscal 2010 compared to the first half of fiscal 2009 was a result of the $9.4 million decline in Wireless group sales year over year which resulted in a $2.3 million decline in gross margins for this business segment. This decline in gross margin was partially off-set by reductions in operating costs due to the lower sales volume and the Company's overall cost reduction efforts which resulted in a $1.1 million (13%) decline in R&D, marketing and Administrative expenses within the group in the current first half of fiscal 2010 compared to the same period last year.

Space & Defense Group operating income was $6.7 million (12.3% of Group sales) in the first half of fiscal 2010, up $5.2 from $1.5 million (3.4% of net group sales) for the first half of fiscal 2009. Operating margins for this Group improved approximately nine percentage points in the first six month of fiscal 2010 due to the $11.2 million increase in sales and the inclusion of only $0.6 million of acquisition related intangible amortization costs and no inventory step-up costs in the first half of fiscal 2010, compared to $2.9 million of combined acquisition related inventory step-up and intangible amortization costs caused by the acquisition of M. S. Kennedy and Unicircuit during the first half of fiscal 2009. Group operating margins were further enhanced as a result of the cost savings achieved through the Company's cost reduction efforts in the current fiscal year.

Other Income. Other income decreased to $0.2 million in the first half of fiscal 2010 compared to $0.7 million for the first half of last year. This decrease was caused by the substantial decline in short-term interest rates year over year and a deliberate shortening of the maturities of the Company's investment portfolio due to the turmoil in the credit market. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense in the first half of fiscal 2010 was $0.3 million compared to $0.9 million for the first half of fiscal 2009. This decrease was due to the substantial decline (approx. 0.45%) in the 90 day LIBOR interest rate for the first half of fiscal 2010 compared to the rate (approx. 4.5%) for the first half of fiscal 2009. The Company borrowed a total of $49.8 million under its $50.0 million revolving credit facility in the first quarter 2009 and repaid $9.8 million in the first quarter of fiscal 2010. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and for the third quarter of fiscal 2010 is expected to be approximately 1.25%.

Income Taxes. Income taxes for the first half of fiscal 2010 were $2.6 million (3.2% of net sales), representing an effective tax rate of 32.8%. This compares to income tax expense of $1.1 million (1.3% of net sales) for the first half of fiscal 2009, representing an effective tax rate of 26.9%. The effective rate for the first half of fiscal 2009 was a result of the Federal Research and Experimentation Credit not being in effect during the first quarter of fiscal year 2009, as it had expired and was not reinstated until subsequent to September 30, 2008. The projected effective tax rate for fiscal 2010, absent one-time events is expected to be approximately 32.0%.

Critical Accounting Policies

There have been no material changes to the Company's critical accounting policies, estimates, or judgments from those discussed in the Company's 2009 Annual Report Form 10-K.

Liquidity and Capital Resources

Net cash provided by operations for the first six months of fiscal 2010 was $10.3 million and resulted from the high level of net income before depreciation amortization and non-cash equity based compensation expense plus a $2.1 million decline in inventory. The positive cash flow from earnings for the six months was partially off-set by increases in receivables and the pay down of liabilities totaling $3.3 million.

Net cash provided by operations for the first six months of fiscal 2009 was $7.5 million and resulted from net income before depreciation, amortization and non-cash equity based compensation expense. The positive cash flow from earnings for the six months was further enhanced by a $2.9 million decrease in accounts receivable due to improved collections, which more than off-set a small increase in inventory and a $4.3 million reduction of current liabilities.

Net cash provided by investing activities in the first half of fiscal 2010 was $8.6 million and consisted of $10.8 million provided by the maturity of marketable debt securities, net of $2.2 million used to pay for capital additions. Net cash used in investing activities in the first six months of fiscal 2009 was $37.2 million and consisted of $13.8 million provided by the maturity of marketable debt securities, $3.6 million used to pay for capital additions and $47.3 million used to pay for the acquisitions of M.S. Kenney and Unicircuit.

Net cash used in financing activities in the first six months of fiscal 2010 was $11.1 million and consisted of $9.8 million used to pay long-term debt and $4.7 million used to purchase approximately 284,000 treasury shares, net of $3.4 million generated by cash receipts and tax benefits from the exercise of stock options. Net cash provided by financing activities in the first six months of fiscal 2009 was $43.8 million and consisted of borrowings of $49.8 million under the Company's revolving declining line of credit to finance the acquisitions of M.S. Kennedy and Unicircuit, net of $1.2 million used to pay off an acquired mortgage and $5.0 million used to purchase 471,000 treasury shares.

During the next twelve months, the Company anticipates that its main cash requirement will be for capital expenditures, possible continued repurchase of the Company's common stock and the $10.0 million principal payment on its line of credit due in July 2010. Capital expenditures for the remainder of fiscal 2010 and the first half of fiscal 2011 are expected to be in the range of 4 to 5 percent of sales and will be funded from existing cash and investments.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transactions under the current Board authorization, depending on market conditions. At December 31, 2009, there were approximately 0.8 million shares remaining under the current Board repurchase authorization.

At December 31, 2009, the Company had approximately $61.8 million in cash, cash equivalents, and marketable securities. The Company has had positive operating cash flow for over ten years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Recent Accounting Pronouncements

In October 2009, new accounting guidance was issued related to the accounting for revenue recognition from arrangement with multiple deliverables. This guidance removes the "objective-and-reliable-evidence-of-fair-value" criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the "Fair Value Measurements and Disclosures" guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning July 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company's condensed consolidated financial statements when it becomes effective in 2012.

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

In November 2008, new proposed accounting guidance that relates to the milestone method of revenue recognition. This guidance would define a milestone and determine whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This Issue applies to revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements.

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

As of December 31, 2009, the Company had cash, cash equivalents and marketable securities of $61.8 million, all of which with the exception of the Company's auction rate security consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from December 31, 2009 rates, or 0.045%, would have reduced net income and cash flow by approximately $7,000, or $.0005 per diluted share for the quarter. Due to the relatively short maturities of the securities and the Company's ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rate will reduce the Company's interest income.

As of December 31, 2009, the Company had $40.0 million in outstanding debt under its revolving line of credit with KeyBank National Association. The line consists of a $40,000,000 revolving credit note for which principal amounts are due on August 1, 2010, and on each anniversary date thereafter through July 31, 2013. Borrowings under this Note, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points or at the Lender's prime rate, minus (100) to plus

225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the three months ended December 31, 2009, the weighted average interest rate on the outstanding borrowings was 1.29%. Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise. A hypothetical increase in market interest rate of 10.0% from December 31, 2009 rates, or 0.13%, would have reduced net income and cash flow by approximately $13,000, or $.0006 per diluted share for the quarter. Due to the Company's significant cash reserves and historical positive operating cash flow, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, increases in market interest rates will increase the Company's interest expense.

Forward-Looking Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for "forward-looking statements" made by or on behalf of the Company. We may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management's views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. The uncertainties and risk factors that could affect our Company, its business and actual results are described throughout this filing and in our 2009 Annual Report on Form 10-K under the Item 1A, "Risk Factors."

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers") as of December 31, 2009. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On November 5, 2007, the Board of Directors increased by an additional 2,000,000 the number of shares that the Company was authorized to repurchase in open market or by privately negotiated transactions through its previously announced stock repurchase program. The program (originally announced on March 5, 2001), which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On December 31, 2009, 764,000 shares remained authorized for purchase, depending on market conditions.

------------------------------------------------------------------------------------------------------------------------------------
   Period                   Total Number of Shares      Average Price Paid per     Total Number of Shares       Maximum Number (or
                             (or Units) Purchased          Share (or Unit)         (or Units) Purchased as      Approximate Dollar
                                                                                      Part of Publicly         Value) of Shares (or
                                                                                     Announced Plans or       Units) that May Yet Be
                                                                                          Programs              Purchased Under the
                                                                                                                 Plans or Programs
------------------------------------------------------------------------------------------------------------------------------------
October 2009                              0                         --                           0                   1,047,413
------------------------------------------------------------------------------------------------------------------------------------
November 2009                       142,601                      14.96                     142,601                     904,812
------------------------------------------------------------------------------------------------------------------------------------
December 2009                       141,300                      14.54                     141,300                     763,512
------------------------------------------------------------------------------------------------------------------------------------
Total                               283,901                      14.75                     283,901                     763,512
------------------------------------------------------------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual shareholders' meeting was held on November 5, 2009, at which time the election of Directors was conducted. The following named individuals were nominated and re-elected as Directors.

                                                    Votes            Votes
                                                     For            Withheld
                                                  ----------        --------
            Carl W. Gerst, Jr.                    13,213,282         132,742
            James G. Gould                        13,165,236         180,788
            Dale F. Eck                           13,211,143         134,881

Messr. Gerst, Gould and Eck were elected to terms expiring in 2012. The terms of Directors Lawrence A. Sala, Robert U. Roberts, John Smucker, Mathew S. Robison, David Wilemon, and Pat Civil continued after the meeting.

Additionally, a proposal to amend the Company's 2004 Comprehensive Long Term Incentive Plan was approved by a vote of 9,918,613 for, 930,175 withheld and 680,617 abstained.

Additionally,   the  selection  of  Deloitte  &  Touche  LLP  as  the  Company's
Independent Registered Public Accounting Firm for fiscal 2010 was approved 13,317,947 for, 20,475 withheld and 7,602 abstained.

Item  6.    Exhibits

            10.1 2004 Comprehensive Long Term Incentive Plan, as amended November 5, 2009.

            31    Rule 13a-14(a) Certifications

            32    Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Anaren, Inc.
                                     (Registrant)

Date: January 29, 2010               /s/ Lawrence A. Sala
                                     -------------------------------------------
                                     Lawrence A.Sala
                                     President & Chief Executive Officer

Date: January 29, 2010               /s/ George A. Blanton
                                     -------------------------------------------
                                     George A. Blanton
                                     Sr. Vice President, Chief Financial Officer
                                     and Treasurer