Form 10-Q
period 2010-03-31
ANAREN  INC
filed 2010-04-30
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes|_| No
|_|

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

             Non-accelerated filer |_|      Smaller reporting company |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares of Registrant's Common Stock outstanding on April 26, 2010 was 14,697,265.

                                  ANAREN, INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

   Item 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of                  3
            March 31, 2010 and June 30, 2009 (unaudited)

            Condensed Consolidated Statements of Income                  4
            for the Three Months Ended March 31,
            2010 and 2009 (unaudited)

            Condensed Consolidated Statements of Income                  5
            for the Nine Months Ended March 31,
            2010 and 2009 (unaudited)

            Condensed Consolidated Statements of Cash Flows              6
            for the Nine Months Ended March 31,
            2010 and 2009 (unaudited)

            Notes to Condensed Consolidated Financial                    7 - 15
            Statements (unaudited)

   Item 2.  Management's Discussion and Analysis                         16 - 22
            of Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk   23

   Item 4.  Controls & Procedures                                        23

PART II - OTHER INFORMATION
---------------------------

   Item 1A. Risk Factors                                                 24

   Item 6.  Exhibits                                                     24

   Officer Certifications                                                25 - 29

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                  ANAREN, INC.
                      Condensed Consolidated Balance Sheets
                        March 31, 2010 and June 30, 2009
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                                March 31, 2010         June 30, 2009
                                                                                                --------------         -------------
Assets:
      Cash and cash equivalents                                                                    $  44,445             $  49,893
      Securities held to maturity                                                                      1,516                11,810

      Receivables, less an allowance of $0.4 million at
         March 31, 2010 and June 30, 2009                                                             28,103                24,466
      Inventories                                                                                     33,392                35,282
      Prepaid expenses and other current assets                                                        4,318                 4,033
      Deferred income taxes                                                                            1,588                 1,547
                                                                                                   ---------             ---------
         Total current assets                                                                        113,362               127,031
      Securities available-for-sale                                                                    1,050                 1,050
      Securities held to maturity                                                                     18,430                 2,079
      Property, plant, and equipment, net                                                             49,789                52,889
      Deferred income taxes                                                                               28                    27
      Goodwill                                                                                        42,481                42,635
      Other intangible assets, net                                                                    10,450                11,344
                                                                                                   ---------             ---------
      Total assets                                                                                 $ 235,590             $ 237,055
                                                                                                   =========             =========

Liabilities and Shareholders' Equity:
       Current installments of long-term debt obligation                                           $  10,000             $   9,800
       Accounts payable                                                                                8,117                 6,991
       Accrued expenses                                                                                4,819                 5,208
       Deferred income taxes                                                                              --                   177
       Customer advance payments                                                                       1,071                   118
       Other current liabilities                                                                       2,237                 2,525
                                                                                                   ---------             ---------
         Total current liabilities                                                                    26,244                24,819
      Deferred income taxes                                                                            2,465                 2,103
      Pension and postretirement benefit obligation                                                    6,340                 6,496
      Long-term debt obligation                                                                       30,000                40,000
      Other liabilities                                                                                1,898                 2,692
                                                                                                   ---------             ---------
      Total liabilities                                                                               66,947                76,110
                                                                                                   ---------             ---------
Stockholders' Equity:
       Common stock, $0.01 par value.  Authorized 200,000
       shares; issued 28,505 and 28,007 at March 31, 2010 and
       June 30, 2009, respectively                                                                       285                   280
       Additional paid-in capital                                                                    205,199               199,597
       Retained earnings                                                                             114,339               104,399
       Accumulated other comprehensive loss                                                           (2,380)               (2,397)
                                                                                                   ---------             ---------
                                                                                                     317,443               301,879
         Less 13,808 and 13,251 treasury shares at March 31,
            2010 and June 30, 2009, respectively, at cost                                            148,800               140,934
                                                                                                   ---------             ---------
         Total stockholders' equity                                                                  168,643               160,945
                                                                                                   ---------             ---------
       Total liabilities and stockholders' equity                                                  $ 235,590             $ 237,055
                                                                                                   =========             =========

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                   Condensed Consolidated Statements of Income
                   Three Months Ended March 31, 2010 and 2009
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                         2010            2009

Net sales                                              $42,181         $43,507
Cost of sales                                           25,356          28,423
                                                       -------         -------
         Gross profit                                   16,825          15,084
Operating Expenses:
   Marketing                                             2,407           2,360
   Research and development                              3,999           3,392
   General and administrative                            5,096           4,601
                                                       -------         -------
         Total operating expenses                       11,502          10,353
                                                       -------         -------
         Operating income                                5,323           4,731
Other income (expense):
   Interest expense                                       (129)           (312)
   Other, primarily interest income                         75             257
                                                       -------         -------
         Total other income (expense), net                 (54)            (55)
                                                       -------         -------
         Income before income tax expense                5,269           4,676
Income tax expense                                         708           1,200
                                                       -------         -------
         Net income                                    $ 4,561         $ 3,476
                                                       =======         =======

Earnings per share:
   Basic                                               $  0.33         $  0.25
                                                       =======         =======
   Diluted                                             $  0.32         $  0.25
                                                       =======         =======

Weighted average common shares Outstanding:
   Basic                                                13,919          13,812
                                                       =======         =======
   Diluted                                              14,328          14,062
                                                       =======         =======

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                   Condensed Consolidated Statements of Income
                    Nine Months Ended March 31, 2010 and 2009
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                        2010            2009

Net sales                                             $123,537        $123,074
Cost of sales                                           77,743          84,168
                                                      --------        --------
         Gross profit                                   45,794          38,906
Operating Expenses:
   Marketing                                             7,006           6,505
   Research and development                             11,140           9,500
   General and administrative                           14,218          13,993
                                                      --------        --------
         Total operating expenses                       32,364          29,998
                                                      --------        --------
         Operating income                               13,430           8,908
Other income (expense):
   Interest expense                                       (451)         (1,200)
   Other, primarily interest income                        288             968
                                                      --------        --------
         Total other income (expense), net                (163)           (232)
                                                      --------        --------
         Income before income tax expense               13,267           8,676
Income tax expense                                       3,328           2,274
                                                      --------        --------
         Net income                                   $  9,939        $  6,402
                                                      ========        ========

Earnings per share:
   Basic                                              $   0.71        $   0.46
                                                      ========        ========
   Diluted                                            $   0.68        $   0.45
                                                      ========        ========

Weighted average common shares Outstanding:
   Basic                                                14,083          13,916
                                                      ========        ========
   Diluted                                              14,595          14,102
                                                      ========        ========

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2010 and 2009
                                 (in thousands)
                                   (unaudited)

                                                                                                         2010                2009
                                                                                                       --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                                      $  9,939            $  6,402
       Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                                                       6,700               6,083
       Loss on disposal of fixed assets                                                                     214                  (4)
       Amortization                                                                                         996               1,058
       Deferred income taxes                                                                               (245)               (468)
       Equity based compensation                                                                          2,703               3,048

       Changes in operating assets and liabilities:
           Receivables                                                                                   (3,638)              3,310
           Inventories                                                                                    1,874                (624)
           Prepaid expenses and other current assets                                                       (722)               (458)
           Accounts payable                                                                               1,126                (486)
           Accrued expenses                                                                                (389)                714
           Customer advance payments                                                                        953              (1,051)
           Other liabilities                                                                               (702)             (1,586)
           Pension and postretirement benefit obligation                                                   (156)                216
                                                                                                       --------            --------
             Net cash provided by operating activities                                                   18,653              16,154
                                                                                                       --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                              (3,862)             (5,475)
       Escrow claim received (payments made) related to the M. S.
             Kennedy and Unicircuit acquisitions, net of cash acquired                                      154             (48,166)
       Proceeds from sale of property, plant, and equipment                                                  50                  --
       Maturities of held to maturity and available-for-sale securities                                  11,760              17,109
       Purchases of held to maturity securities                                                         (17,918)             (3,130)
                                                                                                       --------            --------
             Net cash used in investing activities                                                       (9,816)            (39,662)
                                                                                                       --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on mortgage payable                                                                          --              (1,210)
       Payment on note payable                                                                           (9,800)                 --
       Proceeds from note payable                                                                            --              49,800
       Stock options exercised                                                                            3,149                 230
       Excess tax benefit from exercise of stock options                                                    214                  28
       Purchase of treasury stock                                                                        (7,865)             (5,014)
                                                                                                       --------            --------

             Net cash provided by (used in) financing activities                                        (14,302)             43,834
                                                                                                       --------            --------
Effect of exchange rates on cash                                                                             17                   5
                                                                                                       --------            --------
             Net (decrease) increase in cash and cash equivalents                                        (5,448)             20,331
Cash and cash equivalents, beginning of year                                                             49,893              10,711
                                                                                                       --------            --------
Cash and cash equivalents, end of period                                                               $ 44,445            $ 31,042
                                                                                                       ========            ========


Supplemental disclosures of cash flow information:
       Cash paid during the period for:
         Interest                                                                                      $    586            $    888
                                                                                                       ========            ========
         Income taxes, net of refunds                                                                  $  4,424            $  2,756
                                                                                                       ========            ========

See accompanying notes to unaudited condensed consolidated financial statements.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2010, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three and nine months ended March 31, 2010 and 2009 are based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2010.

The Company evaluated all events or transactions that occurred after March 31, 2010 up through the date the Company issued these financial statements. During this period, the Company did not have any recognizable subsequent events.

Certain reclassifications on the condensed consolidated statements of cash flows for the nine months ended March 31, 2009 have been made ($0.3 million of income tax liability increase was consolidated with other liabilities).

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

(2) Equity Based Compensation

The components of equity-based compensation expense in the statements of earnings are as follows:

                                                Three Months Ended                    Nine Months Ended
                                                ------------------                    -----------------
                                                      March 31                             March 31
                                                      --------                             --------
(amounts in thousands)                         2010              2009              2010               2009
                                              ------             ----             ------             ------
Stock option                                  $  216             $389             $  640             $1,346
Restricted stock                                 865              608              2,063              1,702
                                              ------             ----             ------             ------
       Stock-based compensation               $1,081             $997             $2,703             $3,048
                                              ======             ====             ======             ======

In the nine months ended March 31, 2010, 282,000 shares of restricted stock with aggregate grant date fair value of $4.0 million were issued. The issued shares have a vesting period ranging between 1 to 4 years. There were no shares issued in the three months ended March 31, 2010.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(3) Securities

The amortized cost and fair value of securities are as follows:

                                                                                               March 31, 2010
                                                                        ------------------------------------------------------------
(amounts in thousands)                                                                     Gross           Gross
                                                                        Amortized       unrealized      unrealized
                                                                          Cost             gains          losses          Fair value
                                                                        ---------       ----------      ----------        ----------
Securities available-for-sale:
   Auction rate securities                                               $ 1,440           $ --           $(390)           $ 1,050

Securities held to maturity:
    Municipal bonds                                                      $17,800           $176           $  --            $17,976
    Corporate bonds                                                        1,147              6              --              1,153
    Federal agency bonds                                                     999             --              (1)               998
                                                                         -------           ----           -----            -------
           Total securities held to maturity                              19,946            182              (1)            20,127
                                                                         =======           ====           =====            =======

                                                                                                June 30, 2009
                                                                        ------------------------------------------------------------
(amounts in thousands)                                                                     Gross           Gross
                                                                        Amortized       unrealized      unrealized
                                                                          Cost             gains          losses          Fair value
                                                                        ---------       ----------      ----------        ----------
Securities available-for-sale:
   Auction rate securities                                               $ 1,440           $ --           $(390)           $ 1,050

Securities held to maturity:
    Municipal bonds                                                      $13,889           $310           $  --            $14,199
    Corporate bonds                                                           --             --              --                 --
    Federal agency bonds                                                      --             --              --                 --
                                                                         -------           ----           -----            -------
           Total securities held to maturity                              13,889            310              --             14,199
                                                                         =======           ====           =====            =======

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

                                                                   March 31, 2010                            June 30, 2009
                                                                                     Fair                                      Fair
                                                             Amortized              market             Amortized              market
                                                               Cost                 value                 cost                value
                                                             ---------             -------             ---------             -------
(amounts in thousands)
Within one year                                               $ 1,516              $ 1,553              $11,810              $12,075
One year to four years                                         18,430               18,574                2,079                2,124
                                                              -------              -------              -------              -------
    Total                                                     $19,946              $20,127              $13,889              $14,199
                                                              =======              =======              =======              =======

Contractual maturities of auction rate securities available for sale are summarized as follows:

                                                                   March 31, 2010                            June 30, 2009
                                                                                     Fair                                      Fair
                                                                                    market                                    market
                                                               Cost                 value                 Cost                value
                                                             ---------             -------             ---------             -------
(amounts in thousands)
One year to five years                                        $1,440                $1,050               $1,440               $1,050

The Company owns one auction rate security. The security has gone to auction once every 365 days, and since September 2008, the security has not been purchased. Therefore, based on the outlook of the auction process, the Company has recorded the security as long term. The available-for-sale security that is in an unrealized loss position is considered a temporary impairment, and the unrealized loss has been recorded as a component of accumulated other comprehensive income. This temporary impairment is generally due to changes in the overall level of interest rates since the security was acquired. The Company has a policy which considers historic interest rate volatility and the target actual duration of its investments in debt securities to initially identify potential other than-temporary impairments. If a debt security is identified as a potential other-than-temporarily impaired security,

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

the Company has the option to assert its ability and intent to hold it to maturity and thereby would not recognize any loss, if necessary. The Company has not recognized impairment losses in the three and nine months ended March 31, 2010 and 2009. The Company also has an escrow agreement in place which institutes a deemed sale of the investment at the second anniversary of the purchase date of M. S. Kennedy Corp (August 2010). The Company believes there is no other than temporary impairment of this asset as of March 31, 2010.

(4) Fair Value Measurements

The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of March 31, 2010 because of the short maturity of these instruments. Also, the Company's carrying cost for its revolving credit note approximates fair value.

The carrying value of cash equivalents and the available-for-sale security were based on fair market value and a discounted cash flow analysis, respectively.

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

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of March 31, 2010:

(amounts in thousands)

                                                                         Significant other    Significant
                                     Total Carrying   Quoted prices in       observable      unobservable
                                        Value at       active markets          inputs           inputs
                                     March 31, 2010      (Level 1)           (Level 2)         (Level 3)
                                     --------------   ----------------   -----------------   ------------
Asset Category

Cash and cash equivalents                $15,619          $15,619             $   --            $   --

Available-for-sale
    securities                             1,050               --                 --             1,050

Valuation Techniques.

In the first quarter ended September 30, 2008, the Company acquired this Level 3 security, noted in the table above, with an estimated fair value of $1.4 million. As of March 31, 2010 and June 30, 2009, this security was valued at $1.1 million. The Company's available-for-sale security is a debt security that is traded in an inactive market. After analyzing the underlying assets and structure of the student loan auction rate security, the Company has determined that the most appropriate method of deriving a value indication was a discounted cash flow analysis. The Company found that collateral characteristics, redemption probability, credit rating, and discount rates are the most important value drivers to determine an estimated fair value of the underlying security, and is classified within Level 3 of the valuation hierarchy.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(5) Intangible Assets

The major components of intangible assets are as follows:



                                                         March 31, 2010                       June 30, 2009
(amounts in thousands)                              Gross               Net               Gross              Net
                                                   Carrying           Carrying          Carrying          Carrying
                                                    Amount             Amount            Amount            Amount
                                                    ------             ------            ------            ------
Amortizable intangible assets:
    Customer relationships                          $7,530            $ 6,287            $7,530            $ 6,852
    Developed technology                               780                520               780                637
    Non-competition agreements                       1,130                663             1,130                875
                                                    ------            -------            ------            -------
       Total                                        $9,440            $ 7,470            $9,440            $ 8,364
                                                    ======            =======            ======            =======
Non-amortizable intangible assets:
    Trade names                                                         2,980                                2,980
                                                                      -------                              -------
Total intangible assets                                               $10,450                              $11,344
                                                                      =======                              =======

Intangible asset amortization expense for the three months ended March 31, 2010 and 2009 aggregated $0.3 million and $0.1 million, respectively, and for the nine months ended March 31, 2010 and 2009 aggregated $0.9 million and $0.8 million, respectively. Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense.

The changes in the carrying amount of goodwill for the year ended March 31, 2010, are as follows:

(amounts in thousands)

Balance, July 1, 2009                                                  $ 42,635
Escrow claim received                                                      (154)
                                                                       --------
Balance, March 31, 2010                                                $ 42,481
                                                                       ========

(6) Inventories

Inventories are summarized as follows:

(amounts in thousands)                        March 31, 2010       June 30, 2009
                                              --------------       -------------
Raw Materials                                     $16,744             $18,533
Work in process                                    13,163              12,664
Finished goods                                      3,485               4,085
                                                  -------             -------
                                                  $33,392             $35,282
                                                  =======             =======

(7) Property, Plant, and Equipment

Components of property, plant, and equipment consists of the following:

(amounts in thousands)                          March 31, 2010     June 30, 2009
                                                --------------     -------------
Land and land improvements                        $  5,168            $  5,260
Construction in process                              1,295                 964
Buildings, furniture, and fixtures                  34,035              33,872
Machinery and equipment                             61,443              58,865
                                                  --------            --------
                                                   101,941              98,961
Less accumulated depreciation                      (52,152)            (46,072)
                                                  --------            --------
                                                  $ 49,789            $ 52,889
                                                  ========            ========

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(8) Accrued Expenses

Accrued expenses consists of the following:

(amounts in thousands)                           March 31, 2010    June 30, 2009
                                                 --------------    -------------
Compensation                                          $3,469           $3,638
Health insurance                                         812              685
Commissions and other                                    538              885
                                                      ------           ------
                                                      $4,819           $5,208
                                                      ======           ======

(9) Other Liabilities

Other liabilities consist of the following:

(amounts in thousands)                           March 31, 2010    June 30, 2009
                                                 --------------    -------------
Deferred compensation                               $   435           $   243
Supplemental retirement plan                            649               584
Accrued lease                                         1,085             1,184
Warranty accrual                                        394               434
Income tax liability                                    799             1,747
Deferred grant income                                   375               375
Interest                                                123               350
Other                                                   275               300
                                                    -------           -------
                                                      4,135             5,217
Less current portion                                 (2,237)           (2,525)
                                                    -------           -------
                                                    $ 1,898           $ 2,692
                                                    =======           =======

The Company provides warranty policies on its products. In addition, the Company incurs costs to service our products in connection with specific product performance issues. Liability for product warranties are based upon expected future product performance and durability, and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the carrying amount of product warranty reserves for the Nine months ended March 31, 2010, is as follows:

                (amounts in thousands)
                Balance as of July 1, 2009               $ 434
                Additions                                  313
                Costs incurred                            (282)
                Adjustments                                (71)
                                                         -----
                Balance as of March 31, 2010             $ 394
                                                         =====

(10) Income taxes

Income taxes for the third quarter of fiscal 2010 were $ 0.7 million representing an effective tax rate of 13.4%. This lower rate was a result of the inclusion of the effects of the settlement of the IRS examination of the Company's fiscal 2007 and 2008 returns, as well as, adjustments to uncertain tax positions related to the results of the examination amounting to a reduction in tax expense of approximately $1.0 million. This compares to income tax expense of $1.2 million for the third quarter of fiscal 2009, representing an effective tax rate of 25.7%. The effective tax rate for fiscal 2010 is expected to be approximately 32.0%.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In the nine months ended March 31, 2010, the Company recognized a net reduction in unrecognized tax benefits as follows, of which $1.0 million was recognized as a tax benefit in the three months ended March 31, 2010:

(amounts in thousands)
Balance at July 1, 2009                                                 $ 1,660
Lapse of statute of limitations                                            (545)
Audit settlements ($0.2 million in cash payments)                          (488)
Other increases (decreases), net                                             (8)
                                                                        -------
Balance at March 31, 2010                                               $   619
                                                                        =======

Benefit recognized related to the interest on the uncertain
      tax positions                                                         (79)
                                                                        =======

The Company's unrecognized tax benefits including interest and penalties were $0.7 million at March 31, 2010, and if recognized, future effective tax rates may be impacted. It is reasonably possible that the liability associated with the Company's unrecognized tax benefits will increase or decrease within the next twelve months; however, at this time an estimate of the range of reasonably possible outcomes cannot be made. The Company settled a Federal income tax audit for fiscal years 2007 and 2008 and a New York State audit for fiscal years 2002 through 2006 during the third quarter of fiscal year 2010. The Company remains subject to income tax examinations for its U.S. federal income taxes for the fiscal year 2009, and for foreign, state and local taxes for the fiscal years 2007 through 2009.

(11) Debt

Borrowings under a revolving credit note (Note), with Key Bank National Association, the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points, or at the Lender's prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the nine months ended March 31, 2010, the weighted average interest rate on the outstanding borrowings was approximately 1.25%.

In the nine months ending March 31, 2010, the Company paid $9.8 million on the Note.

(12) Earning Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include anti-dilutive shares aggregating 1,393,000 and 2,106,000 for the nine months ended March 31, 2010 and 2009, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                                             Three Months Ended                Nine Months Ended
                                                                                  March 31                          March 31
(amounts in thousands)                                                     2010              2009             2010             2009
                                                                           ----              ----             ----             ----
Numerator:
Net income                                                                $ 4,561          $ 3,476          $ 9,939          $ 6,402
                                                                          =======          =======          =======          =======

Denominator:
Denominator for basic earnings per share
outstanding                                                                13,919           13,812           14,083           13,916
                                                                          =======          =======          =======          =======

Denominator for diluted earnings per share:
   Weighted average shares outstanding                                     13,919           13,812           14,083           13,916
Common stock options and restricted stock                                     409              250              512              186
                                                                          -------          -------          -------          -------

Weighted average shares                                                    14,328           14,062           14,595           14,102
                                                                          =======          =======          =======          =======

(13) Employee Benefit Plans

Defined Benefit Plan

Components of net periodic pension cost for the three and nine months ended March 31 are as follows:

                                                                            Three Months Ended                  Nine Months Ended
                                                                                 March 31                           March 31
                                                                          ---------------------------------------------------------
                                                                          2010              2009              2010             2009
                                                                          -----             ----             -----             ----
(amounts in thousands)
Service cost                                                              $  53               66             $ 209              197
Interest cost                                                               194              187               594              561
Expected return on plan assets                                             (198)            (212)             (572)            (635)
Amortization of the unrecognized loss                                        63               21               229               64
                                                                          -----             ----             -----             ----
Net periodic benefit cost                                                 $ 112               62             $ 460              187
                                                                          =====             ====             =====             ====

Required contributions for fiscal 2010 are approximately $0.9 million, $0.8 million has been paid in the nine months ending March 31, 2010.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Postretirement Health Benefit Plan

Components of net periodic postretirement benefit cost for the three and nine months ended March 31 are as follows:

                                                                              Three Months Ended               Nine Months Ended
                                                                                   March 31                         March 31
                                                                            -------------------------------------------------------
                                                                            2010             2009             2010             2009
                                                                            ----             ----             ----             ----
(amounts in thousands)
Service cost                                                                $ 20              18             $  60               52
Interest cost                                                                 40              39               120              118
Amortization of the unrecognized loss                                          1               1                 3                3
Amortization of the prior service cost                                        (5)             (5)              (15)             (14)
                                                                            ----             ---             -----             ----
Net periodic benefit cost                                                   $ 56              53             $ 168              159
                                                                            ====             ===             =====             ====

Expected contributions for fiscal 2010 are estimated to be approximately $0.1 million.

(14) Other Comprehensive Income

Other Comprehensive Income

Comprehensive income consists of the following:

                                                                            Three Months Ended                  Nine Months Ended
                                                                                 March 31                           March 31
                                                                          2010              2009              2010             2009
                                                                          ----              ----              ----             ----
(amounts in thousands)
Net income                                                               $4,561           $ 3,476            $9,939           $6,402

Other comprehensive income:
   Foreign currency translation gain                                          2               (38)               17                5
   Mark to market adjustment                                                 --                --                --              186
                                                                         ------           -------            ------           ------

Comprehensive income                                                     $4,563           $ 3,438            $9,956           $6,593
                                                                         ======           =======            ======           ======

Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

                                                               Foreign            Minimum             Mark to           Accumulated
                                                              currency            pension              market              other
                                                             translation         liability       available-for-sale    comprehensive
                                                             adjustment          adjustment          securities        income (loss)
                                                             -----------         ----------      ------------------    -------------
(amounts in thousands)
Balances at June 30, 2008                                      $1,370             $(1,529)             $(185)             $  (344)
Current period change                                              35              (1,883)              (205)              (2,053)
                                                               ------             -------              -----              -------
Balances at June 30, 2009                                      $1,405             $(3,412)             $(390)             $(2,397)
Current period change                                              17                  --                 --                   17
                                                               ------             -------              -----              -------
Balances at March 31, 2010                                     $1,422             $(3,412)             $(390)             $(2,380)
                                                               ======             =======              =====              =======

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(15) Segment and Related Information

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                                Space &
(amounts in thousands)                                        Wireless          Defense         Unallocated       Consolidated
                                                              --------          -------         -----------       ------------
Net sales (Three Months Ended):
     March 31, 2010                                           $14,212           $27,969           $   --            $ 42,181
     March 31, 2009                                            17,255            26,252               --              43,507
Net sales (Nine Months Ended):
     March 31, 2010                                            41,006            82,531               --             123,537
     March 31, 2009                                            53,434            69,640               --             123,074
Operating income (Three Months Ended) (1)
     March 31, 2010                                             1,867             3,686             (230)              5,323
     March 31, 2009                                             2,035             3,046             (350)              4,731
Operating income (Nine Months Ended) (1)
     March 31, 2010                                             3,635            10,419             (624)             13,430
     March 31, 2009                                             5,044             4,539             (675)              8,908
Goodwill and intangible assets:
     March 31, 2010                                            30,716            22,215               --              52,931
     June 30, 2009                                             30,716            23,263               --              53,979

(1) Unallocated amounts relate to an extension of an existing deferred compensation arrangement ($0.2 million for the nine months ending March 31, 2010) and the remainder of the expense relates to the lease expense incurred on the England lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. The following condensed discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties. The Company's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q and factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Overview

The consolidated financial statements present the financial condition of the Company as of March 31, 2010 and June 30, 2009, and the consolidated results of operations and cash flows of the Company for the three months and nine months ended March 31, 2010 and 2009.

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

The Company operates in the wireless communications, satellite communications and defense electronics markets all of which have been affected by the current economic climate and recession. The defense budget has a direct impact on the level of funding available for programs that the Company currently participates in or has targeted for future participation. We continue to assess the effect of the 2010 defense budget proposal on these programs and, to date have seen little negative impact on our anticipated Space & Defense Group order rate in fiscal 2010. The current economic down turn has negatively impacted the worldwide Wireless infrastructure market as the market has delayed or downsized system expansions and upgrades. The Company has seen this decline in demand over the past twelve months resulting in lower order volume for both custom and standard component wireless infrastructure products resulting in significant and ongoing negative impact on Wireless Group sales levels in the current fiscal year. While the Company has limited short-term visibility for customer demand, we believe that demand has stabilized at current levels and should improve in calendar 2010 as the economy begins to recover.

Fourth Quarter of Fiscal 2010 Outlook

For the fourth quarter of fiscal 2010, we anticipate comparable sales for the Wireless Group and an increase in sales for the Space & Defense Group from our just completed third quarter. As a result, we expect net sales to be in the range of $41 to $45 million. We expect net income per diluted share to be in the range of $0.22 - $0.26, using an anticipated tax rate of approximately 32.0% and inclusive of approximately $0.06 per share related to expected equity based
compensation   expense  and   acquisition   related   amortization  of  acquired
intangibles.

Results of Operations

Net sales for the three months ended March 31, 2010 were $42.2 million, down 3.0% from sales of $43.5 million for the third quarter of fiscal 2009. Net income for the third quarter of fiscal 2010 was $4.6 million, or 10.8% of net sales, up $1.1 million from net income of $3.5 million in the third quarter of fiscal 2009. Net income in the third quarter of fiscal 2010 included $0.3 million of acquisition related expense for intangible amortization compared to $0.1 million of acquisition related intangible amortization in the third quarter of fiscal 2009.

The following table sets forth the percentage relationships of certain items from the Company's condensed consolidated statements of earnings as a percentage of net sales.

                                                                      Three Months Ended                   Nine Months Ended
                                                                      ------------------                   -----------------
                                                               Mar. 31, 2010     Mar. 31, 2009     Mar. 31, 2010     Mar. 31, 2009
                                                               -------------     -------------     -------------     -------------
Net Sales                                                          100.0%            100.0%            100.0%            100.0%

Cost of sales                                                       60.1%             65.3%             62.9%             68.4%
                                                                    ----              ----              ----              ----
Gross profit                                                        39.9%             34.7%             37.1%             31.6%
                                                                    ----              ----              ----              ----

Operating expenses:
   Marketing                                                         5.7%              5.4%              5.7%              5.3%
   Research and development                                          9.5%              7.8%              9.0%              7.7%
   General and administrative                                       12.1%             10.6%             11.5%             11.4%
                                                                    ----              ----              ----              ----
      Total operating expenses                                      27.3%             23.8%             26.2%             24.4%
                                                                    ----              ----              ----              ----

Operating income                                                    12.6%             10.9%             10.9%              7.2%
                                                                    ----              ----              ----              ----

Other income (expense):

      Interest expense                                              (0.3)%            (0.7)%            (0.4)%            (1.0)%
      Other, primarily interest income                               0.2%              0.6%              0.2%              0.8%
                                                                    ----              ----              ----              ----
      Total other income (expense), net                             (0.1)%            (0.1)%            (0.2)%            (0.2)%
                                                                    ----              ----              ----              ----

Income before income taxes                                          12.5%             10.8%             10.7%              7.0%
Income taxes                                                         1.7%              2.8%              2.7%              1.8%
                                                                    ----              ----              ----              ----
   Net income                                                       10.8%              8.0%              8.0%              5.2%
                                                                    ====              ====              ====              ====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                                Three Months Ended                        Nine Months Ended
                                                                ------------------                        -----------------
                                                      Mar. 31, 2010        Mar. 31, 2009        Mar. 31, 2010          Mar. 31, 2009
                                                      -------------        -------------        -------------          -------------
Wireless                                                 $14,212              $17,255              $ 41,006              $ 53,434
Space and Defense                                         27,969               26,252                82,531                69,640
                                                         -------              -------              --------              --------
     Total                                               $42,181              $43,507              $123,537              $123,074
                                                         =======              =======              ========              ========

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net sales. Net sales were $42.2 million for the third quarter ended March 31, 2010, down 3.0% compared to $43.5 million for the third quarter of fiscal 2009. Sales of Wireless Group products fell $3.0 million, or 17.6%, and sales of Space & Defense Group products rose $1.7 million, or 6.5%, in the current third quarter compared to the third quarter of fiscal 2009.

The decline in sales of Wireless Group products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless base station and consumer equipment, was the result of a decline in demand for both custom assemblies and standard component products during the first nine months of fiscal 2010 compared to the same period last year. Sales of custom products fell $2.5 million in the current third quarter compared to the third quarter last fiscal year, due to a $1.7 million decline in sales to a major OEM as a result of a partial loss of customer product allocations to low cost Asian vendor sources and decreased demand for second generation GSM equipment. Standard component demand in the third quarter of fiscal 2010 rebounded from depressed second quarter levels, rising 26% sequentially, but sales levels for these products still declined $0.5 million from the third quarter of fiscal 2009 resulting from the general decline in the worldwide economy and infrastructure capital expenditure levels. The continuing challenging pricing environment for both standard component and custom assembly products also negatively impacted net sales for the current third quarter compared to last year. Demand for Wireless Group products, in the fourth quarter of fiscal 2010, is expected to be comparable to third quarter levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military. Sales of Space & Defense Group products rose $1.7 million, or 6.5% in the third quarter of fiscal 2010 compared to the third quarter of the previous fiscal year. The increase in current third quarter sales was driven by $1.0 million and $1.6 million increases in sales of Hybrid modules products and Satellite and airborne radar products, respectively, meanwhile the other products in the Space & Defense Group were down approximately $1.0 in total, compared to the third quarter of fiscal 2009 resulting from to the higher level of order intake for these products over the last year. Space & Defense Group product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the Group's backlog of $79.4 million as of March 31, 2010.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the third quarter of fiscal 2010 was $16.8 million, (39.9% of net sales), up from $15.1 million (34.7% of net sales) for the same quarter of the prior year. Gross profit, as a percent of sales, increased in the third quarter of fiscal 2010 from the third quarter of last year due to a more favorable product sales mix in both the Wireless Group and Space & Defense Group. Gross margins were enhanced by the decline in sales of lower margin, high material content custom Wireless Group products. Material content in cost of sales across both business segments fell, as a percent of sales, an average of 4.5 percentage points or over $1.0 million in the current quarter compared to the third quarter last year. Additionally, margins were further enhanced by reduced production overhead costs, including personnel, freight, and production supplies, in excess of $0.6 million in the current third quarter compared to the same period last year resulting from ongoing cost reduction efforts throughout the Company.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $2.4 million (5.7% of net sales) for the third quarter of fiscal 2010, relatively flat compared to $2.4 million (5.4% of net sales) for the third quarter of fiscal 2009. Marketing expenses in the current third quarter rose slightly from the third quarter of last fiscal year due to changes in compensation costs which were largely off-set by lower travel and advertising expenditures in the current third quarter compared to the third quarter of the last fiscal year.

Research and Development. Research and development expenses consist of material and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $4.0 million (9.5% of net sales) in the third quarter of fiscal 2010, up 18% from $3.4 million (7.8% of net sales) for the third quarter of fiscal 2009. Research and development expenditures are supporting further development of Wireless Group standard products for new domestic marketplace opportunities and consumer component products for additional commercial applications, as well as new technology development in the Space & Defense Group. Research and Development expenditures have increased in the third quarter of fiscal 2010 versus the third quarter of last year due to the higher level of opportunities in the Space & Defense Group marketplace which resulted in approximately $0.6 million in additional spending compared to the third quarter of fiscal 2009. The Company expects to continue its current research and development efforts and spending levels through the remainder of the fiscal year.

General and Administrative. General and administrative expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased to $5.1 million (12.1% of net sales) for the third quarter of fiscal 2010, from $4.6 million (10.6% of net sales) for the third quarter of fiscal 2009. The increase resulted from a rise of $0.2 million in intangible amortization expense from the acquisitions of M. S. Kennedy and Unicircuit during the current third quarter, compared to the third quarter of fiscal 2009 due to an adjustment in the third quarter of fiscal 2009 in the intangible valuation of both companies, a net $0.1 million increase in compensation and other administrative expenses and a $0.2 million increase in expense for a one-time charge related to the completion of a fixed asset physical inventory at one of the Company's subsidiaries.

Operating Income. Operating income increased 13% in the third quarter of fiscal 2010 to $5.3 million, (12.6% of net sales), compared to $4.7 million (10.9% of net sales) for the third quarter of fiscal 2009. This improvement in the third quarter of fiscal 2010 compared to the third quarter of last year was due to the change in product shipment mix in the current third quarter resulting in a decline in excess of $1.0 million in material costs in cost of sales compared to the third quarter fiscal 2009. Operating income results were further enhanced by the effect of ongoing cost containment and reduction initiatives throughout the Company over the last twelve months which have had a significant positive effect on overall Company expense levels.

On an operating segment basis, Wireless Group operating income was $1.9 million (13.1% of group sales) for the third quarter of fiscal 2010, down $0.1 million, from the Group's operating income of $2.0 million (12.8% of group sales) in the third quarter of fiscal 2009. The minor decrease in Wireless Group operating income despite the $3.1 million decline in Wireless Group sales was a result of the favorable product mix in the current third quarter compared to the third quarter of fiscal 2009. The $3.1 million decline in Wireless group sales year over year consisted primarily of a $2.6 million decline in low margin, high material content custom products. Additionally, Wireless Group operating margins were further enhanced by reduced manufacturing operating costs due to the lower sales volume and the Company's overall cost reduction efforts which resulted in lower non material production costs in the current third quarter compared to the third quarter last year.

Space & Defense Group operating income was $3.7 million (13.2% of Group sales) in the third quarter of fiscal 2010, up $0.7 million from $3.0 million (11.6% of net group sales) for the third quarter of fiscal 2009. Operating margins for this Group improved 160 basis points in the current third quarter compared to the third quarter of last year due to the $1.7 million increase in sales and as a result of the operating expense savings achieved through the companywide cost reduction efforts.

Other Income. Other income primarily consists of interest income received on invested cash balances and rental income. Other income decreased to $0.1 million in the third quarter of fiscal 2010 compared to $0.3 million for the third quarter of last year. This decrease was caused by the substantial decline in short-term interest rates year over year and a deliberate shortening of the maturities of the Company's investment portfolio due to the turmoil in the credit market. Other income will fluctuate based on short term market interest rates, the company's cash investment strategy and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings. Interest expense in the third quarter of fiscal 2010 was $0.1 million compared to $0.3 million for the third quarter of fiscal 2009. This decrease was due to the substantial decline in the 90 day LIBOR (London Interbank Offered Rate) interest rate for the third quarter of fiscal 2010 (approximately 1.25%) compared to the rate (approx. 2.5%) for the third quarter of fiscal 2009. The Company borrowed a total of $49.8 million under its $50.0 million revolving credit facility in the first quarter of fiscal 2009 and repaid $9.8 million in the first quarter of fiscal 2010. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and for the fourth quarter of fiscal 2010 is expected to be approximately 1.25%.

Income Taxes. Income taxes for the third quarter of fiscal 2010 were $0.7 million (1.7% of net sales), representing an effective tax rate of 13.4%. This compares to income tax expense of $1.2 million (2.8% of net sales) for the third quarter of fiscal 2009, representing an effective tax rate of 25.7%. The effective tax rate for the third quarter of fiscal 2010 was a result of the inclusion of the effects of the settlement of the IRS examination of the Company's fiscal 2007 and 2008 returns, as well as, adjustments to the balances for uncertain tax positions related to the results of the examination amounting to a reduction in tax expense of approximately $1.0 million, or $0.07 per diluted share. The projected effective tax rate for fiscal 2010 absent IRS settlements and reserve adjustments, is expected to be approximately 32.0%.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Net sales. Net sales were $123.5 million for the nine months ended March 31, 2010, up 0.4% compared to $123.1 million for the first nine of fiscal 2009. Sales of Wireless Group products fell $12.4 million, or 23.3%, while sales of Space & Defense Group products rose $12.9 million, or 18.5%, in the current first nine months compared to the first nine months of fiscal 2009.

The drop in sales of Wireless Group products, was the result of a decline in demand for both standard components and custom assemblies during the current first nine months compared to the first nine months of last year. Sales of custom products fell $7.4 million in the current nine months compared to the first nine months of last fiscal year, as the result of a $5.0 million decline in sales to a major OEM resulting from partial loss of allocations to low cost Asian vendor sources and decreased demand for second generation GSM equipment. Infrastructure component demand in the first nine months of fiscal 2010 fell $5.1 million from the first nine months of fiscal 2009 due to a general decline in shipments to both OEMs and distributors resulting from the general decline in the worldwide economy and infrastructure capital expenditure levels. The continuing challenging pricing environment for both standard component and custom assembly products also negatively impacted net sales for the first nine months of fiscal 2010 compared to last year. Demand for Wireless Group products, in the fourth quarter of fiscal 2010, is expected to comparable to third quarter levels.

Sales of Space & Defense Group products rose $12.9 million, or 18.5% in the first nine months of fiscal 2010 compared to the first nine months of the previous fiscal year. Sales of Space & Defense Group products in the first nine months of the current fiscal year included nine months of sales from M. S. Kennedy Corp. and Unicircuit, Inc., totaling $37.5 million, while sales in the first nine months of fiscal 2009 included eight months and seven month of sales from M. S. Kennedy and Unicircuit, respectively, amounting to $25.5 million. This increase is attributed to approximately $5.5 million from the additional three months sales not included in the first nine months of fiscal 2009 and $7.4 million increase in sales of Hybrid modules and RF printed wire boards at M.S. Kennedy and Unicircuit, Inc., respectively, above fiscal 2009 levels due to the higher level of order intake for both subsidiaries over the last year. Space & Defense Group product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the Group's backlog of $79.4 million as of March 31, 2010.

Gross Profit. Gross profit for the first nine months of fiscal 2010 was $45.8 million, (37.1% of net sales), up from $38.9 million (31.6% of net sales) for the same period of the prior year. Gross profit as a percent of sales increased in the first nine months of fiscal 2010 from the first nine months of last year due to the increase in sales volume and due to the absence in the current first nine months of $2.2 million (1.8% of net sales) of amortization of inventory step-up costs related to the acquisition of M. S. Kennedy and Unicircuit, which were included in the first nine of fiscal 2009 cost of sales. Additionally, gross margins were enhanced by the $7.4 million reduction in sales of lower margin, high material content custom Wireless Group products and by reduced production overhead costs, including personnel, freight, production supplies, and scrap in excess of $2.0 million in the current first nine months compared to the same period last year as a result of ongoing cost reduction efforts throughout the Company.

Marketing. Marketing expenses were $7.0 million (5.7% of net sales) for the first nine months of fiscal 2010, up $0.5 million from $6.5 million (5.3% of net sales) for the first nine months of fiscal 2009. Marketing expenses in the current first nine months rose $0.5 million from the first nine months of last fiscal year due to the inclusion of $1.9 million of marketing expenses from Unicircuit and M. S. Kennedy in the current first nine months, compared to $1.4 million for these two subsidiaries in the first nine months of last fiscal year, which included only eight months and seven month of expense for M. S. Kennedy and Unicircuit, respectively. The first nine months of fiscal 2009 expense had been adjusted down for a $0.3 million reduction in commission expense from the correction of an over accrual that was accumulated over a number of prior periods. There was no comparable adjustment in the first nine months of fiscal 2010, although commission expense for the first nine months of fiscal 2010 was comparable to the same period in the fiscal 2009 due to lower sales volumes from standard Wireless component products.

Research and Development. Research and development expenses were $11.1 million (9.0% of net sales) in the first nine months of fiscal 2010, up 17% from $9.5 million (7.7% of net sales) for the first nine months of fiscal 2009. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. Research and Development expenditures have increased in the first nine months of fiscal 2010 versus the first nine months of last year due to the higher level of opportunities in the Space & Defense Group marketplaces which resulted in approximately $1.6 million in additional spending for that business group compared to the first nine months of fiscal 2009. The Company expects to continue its current research and development efforts and spending levels through the remainder of the fiscal year and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses were $14.2 million (11.5% of net sales) for the first nine months of fiscal 2010, up 1.6% from $14.0 million (11.4% of net sales) for the first nine months of fiscal 2009. The increase in general and administrative expense in the first nine months of fiscal 2010 compared to the first nine months of last year was due to the inclusion of $4.7 million of general and administrative expenses from Unicircuit and M. S. Kennedy in the current first nine months, compared to $4.1 million for these two subsidiaries in the first nine months of last fiscal year, which included only eight months and seven month of expense for M. S. Kennedy and Unicircuit, respectively. This increase was partially off-set by a $0.3 million decline in compensation and other administrative expenses due to a three month delay in granting restricted stock, reduced professional service costs and the consolidation of some administrative functions across all subsidiaries.

Operating Income. Operating income increased 50.8% in the first nine months of fiscal 2010 to $13.4 million, (10.9% of net sales), compared to $8.9 million (7.2% of net sales) for the first nine months of fiscal 2009. This increase in the first nine months of fiscal 2010 from the first nine months of last year was due to the absence of $2.2 million of amortization of inventory step-up costs related to the acquisition of M. S. Kennedy and Unicircuit, which were included in the first nine months of fiscal 2009 cost of sales. Operating margins were further enhanced by a favorable product mix which resulted in lower material costs per sales dollar of 27.4% in fiscal 2010 compared to 32.0% in fiscal 2009 due mainly to a $7.4 million reduction in sales of high material content custom Wireless Group products in the current first nine months and the effects of ongoing cost reduction initiatives throughout the Company which have had a significant positive effect on overall Company expense levels.

On an operating segment basis, Wireless Group operating income was $3.6 million (8.9% of group sales) for the first nine months of fiscal 2010, down $1.4 million, from the Group's operating income of $5.0 million (9.4% of group sales) in the first nine months of fiscal 2009. The decrease in Wireless Group operating income in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 was a result of the $12.4 million decline in Wireless group sales year over year which resulted in a $2.4 million decline in gross margins for this business segment. This decline in gross margin in dollars was partially off-set by an improvement in gross margin as a percent of sales from 35.7% in fiscal 2009 to 40.7 % in fiscal 2010 resulting from $7.4 million of the Wireless Group sales decrease being low margin high material content custom products and reductions in manufacturing costs due to the lower sales volume. Additionally, operating margins were further enhanced by a $1.0 million (13%) decline in marketing and Administrative expenses within the group in the current first nine months of fiscal 2010 compared to the same period last year due to the decline in group sales volume.

Space & Defense Group operating income was $10.4 million (12.6% of Group sales) in the first nine months of fiscal 2010, up $5.9 from $4.5 million (6.5% of net group sales) for the first nine months of fiscal 2009. Operating margins for this Group improved approximately six percentage points in the first nine month of fiscal 2010 due to the $12.9 million increase in sales and the inclusion of only $0.9 million of acquisition related intangible amortization costs and no inventory step-up costs in the first nine months of fiscal 2010, compared to $2.9 million of combined acquisition related inventory step-up and intangible amortization costs caused by the acquisition of M. S. Kennedy and Unicircuit during the first nine months of fiscal 2009. Group operating margins were further enhanced as a result of the cost savings achieved through the Company's cost reduction efforts in the current fiscal year.

Other Income. Other income decreased to $0.3 million in the first nine months of fiscal 2010 compared to $1.0 million for the first nine months of last year. This decrease was caused by the substantial decline in short-term interest rates year over year and a deliberate shortening of the maturities of the Company's investment portfolio due to the turmoil in the credit market. Other income will fluctuate based on short term market interest rates, the company's cash investment strategy and the level of investable cash balances.

Interest Expense. Interest expense in the first nine months of fiscal 2010 was $0.5 million compared to $1.2 million for the first nine months of fiscal 2009. This decrease was due to the substantial decline (approx. 0.38%) in the 90 day LIBOR interest rate for the first nine months of fiscal 2010 compared to the rate (approx. 2.2%) for the first nine months of fiscal 2009. The Company borrowed a total of $49.8 million under its $50.0 million revolving credit facility in the first quarter 2009 and repaid $9.8 million in the first quarter of fiscal 2010. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and for the fourth quarter of fiscal 2010 is expected to be approximately 1.25%.

Income Taxes. Income taxes for the first nine months of fiscal 2010 were $3.3 million (2.7% of net sales), representing an effective tax rate of 25.1%. This compares to income tax expense of $2.3 million (1.8% of net sales) for the first nine months of fiscal 2009, representing an effective tax rate of 26.2%. The effective tax rate for the first nine months of fiscal 2010 was a result of the inclusion of the effects of the settlement of the IRS examination of the Company's fiscal 2007 and 2008 returns, as well as, adjustments to reserves for uncertain tax positions related to the results of the examination amounting to a reduction in tax expense of approximately $1.0 million, or $0.07 per diluted share in the current third quarter. The projected effective tax rate for fiscal 2010 absent adjustments described above, is expected to be approximately 32.0%.

Critical Accounting Policies

There have been no material changes to the Company's critical accounting policies, estimates, or judgments from those discussed in the Company's 2009 Annual Report Form 10-K.

Liquidity and Capital Resources

Net cash provided by operations for the first nine months of fiscal 2010 was $18.7 million and resulted from the net income before depreciation amortization and non-cash equity based compensation expense plus a $1.9 million decline in inventory. The positive cash flow from earnings for the nine months was partially off-set by a $3.6 million increase in receivables due to heavier shipments in the last half of the quarter.

Net cash provided by operations for the first nine months of fiscal 2009 was $16.2 million and resulted from net income before depreciation, amortization and non-cash equity based compensation expense. Additional cash provided by a $3.3 million decrease in accounts receivable due to improved collections was off-set by cash used to fund an increase in inventory and a $3.1 million pay down of current liabilities.

Net cash used in investing activities in the first nine months of fiscal 2010 was $9.8 million and consisted of $6.2 million from the purchase of marketable debt securities, in addition to $3.9 million used to pay for capital additions. Net cash used in investing activities in the first nine months of fiscal 2009 was $39.7 million and consisted of $14.0 million provided by the net maturities of marketable debt securities, $5.5 million used to pay for capital additions and $48.2 million used to pay for the acquisitions of M.S. Kenney and Unicircuit.

Net cash used in financing activities in the first nine months of fiscal 2010 was $14.3 million and consisted of $9.8 million used to pay long-term debt and $7.9 million used to purchase approximately 557,000 treasury shares, net of $3.4 million generated by cash receipts and tax benefits from the exercise of stock options. Net cash provided by financing activities in the first nine months of fiscal 2009 was $43.8 million and consisted of borrowings of $49.8 million under the Company's revolving declining line of credit to finance the acquisitions of M.S. Kennedy and Unicircuit, net of $1.2 million used to pay off an acquired mortgage and $5.0 million used to purchase 471,000 treasury shares.

During the next twelve months, the Company anticipates that its primary cash requirement will be for capital expenditures, possible continued repurchase of the Company's common stock and the $10.0 million principal payment on its line of credit due in July 2010. Capital expenditures for the next twelve months are expected to be between $5.0 and $7.0 million and will be funded from existing cash and investments.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transactions under the current Board authorization, depending on market conditions. At March 31, 2010, there were approximately 520,000 shares remaining under the current Board repurchase authorization.

At March 31, 2010, the Company had approximately $65.4 million in cash, cash equivalents, and marketable securities. The Company has had positive operating cash flow for over ten years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

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

As of March 31, 2010, the Company had cash, cash equivalents and marketable securities of $65.4 million, all of which with the exception of the Company's auction rate security consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities within 3 years, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from March 31, 2010 rates, or 0.035%, would have reduced net income and cash flow by approximately $6,000, or $.0004 per diluted share for the quarter. Due to the relatively short maturities of the securities and the Company's ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rate will reduce the Company's interest income.

As of March 31, 2010, the Company had $40.0 million in outstanding debt under its revolving line of credit with Key Bank National Association. The line consists of a $40,000,000 revolving credit note for which principal amounts are due on August 1, 2010, and on each anniversary date thereafter through July 31, 2013. Borrowings under this Note, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points or at the Lender's prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the three months ended March 31, 2010, the weighted average interest rate on the outstanding borrowings was 1.25%. Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise. A hypothetical increase in market interest rate of 10.0% from March 31, 2010 rates, or 0.13%, would have reduced net income and cash flow by approximately $13,000, or $.0006 per diluted share for the quarter. Due to the Company's significant cash reserves and historical positive operating cash flow, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, increases in market interest rates will increase the Company's interest expense.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers") as of March 31, 2010. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On November 5, 2007, the Board of Directors increased by an additional 2,000,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program. The program (originally announced on March 5, 2001), which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On March 31, 2010, approximately 520,000 shares remained authorized for purchase, depending on market conditions.

------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Maximum Number
                                                                                                             (or Approximate
                                                                                  Total Number of           Dollar Value) of
                                                                                 Shares (or Units)          Shares (or Units)
                           Total Number of                                     Purchased as Part of          that May Yet Be
                          Shares (or Units)          Average Price Paid         Publicly Announced         Purchased Under the
   Period                     Purchased             per Share (or Unit)          Plans or Programs          Plans or Programs
------------------------------------------------------------------------------------------------------------------------------
January 2010                    54,802                    15.00                        54,802                    708,710
------------------------------------------------------------------------------------------------------------------------------
February 2010                   65,475                    12.42                        65,475                    643,235
------------------------------------------------------------------------------------------------------------------------------
March 2010                     123,720                    12.73                       123,720                    519,515
------------------------------------------------------------------------------------------------------------------------------
Total                          243,997                    13.15                       243,997                    519,515
------------------------------------------------------------------------------------------------------------------------------

Item 6.         Exhibits

                31         Rule 13a-14(a) Certifications

                32         Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Anaren, Inc.
                                     ------------
                                     (Registrant)

Date: April 30, 2010                 /s/ Lawrence A. Sala
                                     -------------------------------------------
                                     Lawrence A.Sala
                                     President & Chief Executive Officer

Date: April 30, 2010                 /s/ George A. Blanton
                                     -------------------------------------------
                                     George A. Blanton
                                     Sr. Vice President, Chief Financial Officer
                                     and Treasurer