Form 10-K
period 2010-06-30
ANAREN  INC
filed 2010-08-13
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                          Commission File Number 0-6620

                                  ANAREN, INC.
             (Exact name of registrant as specified in its charter)

              New York                                    16-0928561
              --------                                    ----------
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


           Securities registered pursuant to Section 12(b) of the Act:
      Title of each class             Name of each exchange on which registered
      Common Stock, $0.01 par value   The NASDAQ Stock Market LLC
                                      (NASDAQ Global Market)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section
232.405 of this chapter)

--------------------------------------------------------------------------------
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer __    Accelerated Filer X   Non-accelerated Filer __
Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on December 31, 2009, as reported on the NASDAQ Global Market, was approximately $208,438,798.

The number of shares of the Registrant's Common Stock outstanding on August 9, 2010 was 14,667,932.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

PART I
--------------------------------------------------------------------------------

Item 1.    Business
Item 1A.   Risk Factors
Item 1B.   Unresolved Staff Comments
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Reserved

PART II
--------------------------------------------------------------------------------

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.   Controls and Procedures
Item 9B.   Other Information

PART III
--------------------------------------------------------------------------------

Item 10.   Directors, Executive Officers and Corporate Governance
Item 11.   Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.   Certain Relationships and Related Transactions, and Director
           Independence
Item 14.   Principal Accountant Fees and Services

PART IV
--------------------------------------------------------------------------------

Item 15.   Exhibits and Financial Statement Schedules

--------------------------------------------------------------------------------

                                     PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended June 30, 2010 ("Annual Report" or "Annual Report on Form 10-K"), including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, results of operations and prospects. Words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "could," "would," "will," "may," "can," "continue," "potential," "should," and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Annual Report on Form 10-K that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the headings "Risk Factors" and "Qualitative and Quantitative Disclosures About Market Risk" below, as well as those discussed elsewhere in this Annual Report. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. You are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Anaren(R), Xinger(R), and What'll We Think Of Next(R) are registered trademarks of Anaren, Inc. All rights reserved.

Item 1. Business

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the "Company", "Anaren", "we", "our" and "us" refers to Anaren, Inc., a New York corporation, incorporated in 1967. Our executive offices are located at 6635 Kirkville Road, East Syracuse, New York 13057. Our telephone number is (315) 432-8909.

Our common stock is listed on The NASDAQ Global Market under the symbol "ANEN."

We maintain a website at www.anaren.com. We make available, free of charge on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission, or the SEC. We are not including the information contained at www.anaren.com, or at any other Internet address as part of, or incorporating by reference into, this Annual Report on Form 10-K.

Anaren is a leading provider of microelectronics, and microwave components and assemblies for the wireless and space and defense electronic markets. Our distinctive engineering, manufacturing and packaging techniques enable us cost-effectively produce compact, lightweight microwave products for use in wireless communication and space and defense systems covering a broad range of frequencies (from 100 MHz to more than 30 GHz) and power levels (small signal to more than 500 watts).

Using our focused research and development efforts, we design components and subsystems for wireless communication systems including wireless infrastructure, wireless consumer and medical applications, as well as advanced radar, beam-forming, jamming, motion control and receiver applications for the space and defense markets.

We conduct our business in two business segments: o Wireless Group and o Space and Defense Group.

The financial statements included in this Annual Report provide additional information relating to these segments for each of the Company's last three fiscal years. See "Note (16) Segment and Related Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for financial information about our operating segments, including net sales derived from foreign sales.

Wireless Group

Industry Overview

The Company's wireless products are used primarily in communication systems, either in user equipment, such as Wireless Local Area Network (WLAN), Cellular Handsets and Bluetooth devices, or Satellite Television Reception applications, or on the network infrastructure side such as Cellular Telephone Base Stations or Television Broadcast equipment applications.

A typical wireless communications network is comprised of a geographic region containing a number of cells, each of which contains one or more base stations, which are linked in a network to form a service provider's coverage area. Each base station is comprised of the equipment that receives and transmits telephone calls and data traffic to the wireless users within the cell. A base station can process a fixed number of radio channels through the use of multiple transceivers, power amplifiers, filters, and combiners - along with one or more antenna to transmit and receive signals to and from the wireless user.

Global System for Mobile communications (GSM) and the higher data rate overlay Enhanced Data Rates for GSM Evolution (EDGE) is the industry leading technology in terms of equipment shipped, users served, and countries covered. In support of major equipment roll-outs in non-developed countries primarily in India and China, demand for GSM/EDGE equipment was at all time highs during fiscal 2009 and it started declining in fiscal 2010 as higher datarate systems shipments increased significantly. This resulted in increased demand for the Company's components and a decline in higher level custom assemblies.

GSM is referred to as a second generation (2G) wireless network. For higher data rates, third generation networks (3G) are utilized and we will also soon see deployment of fourth generation networks (4G). In the years to come, the number of persons requiring high data rates to support using internet and email from mobile terminals is also expected to continue to grow. Fueled by this demand, deployment of new high data rate networks should continue. Demand for 3G related products is estimated to be similar to 2G equipment in the very near future. The Company's products are utilized in both 2G and 3G equipment, and will be used in the 4G equipment.

Strategy

The Company's strategy for the Wireless Group is to continue to use its microwave expertise, proprietary technologies, extensive microwave design libraries and low cost manufacturing capabilities to further expand its penetration in the wireless industry. Key components of the Company's strategy include the following:

      Pursue Large Addressable Markets. The Company has successfully penetrated the mobile wireless infrastructure market and is using its market position to pursue other wireless markets such as Wireless Data Transmission, Mobile Handsets, Bluetooth, Satellite Television, medical and other consumer electronics markets. This is enabled by advances made in the Company's design and manufacturing of su- miniature Multi-Layer Stripline components.

      Focus on value added products. The Company continues to expand its component offerings to enable the Company to increase the number of products addressing each wireless application. In addition, with its Multi-Layer Stripline, ferrite devices, and Thick Film Ceramic manufacturing technologies, the Company will continue to increase the functionality of its products, thereby enabling its wireless customers to reduce the size and cost of their platforms.

      Strengthen and Expand Customer Relationships. Today, a limited number of large original equipment manufacturers (OEMs) drive the wireless market. The Company has developed, and plans to continue to expand, customer relationships with many of these manufacturers including Alcatel Lucent, Ericsson, Huawei, Motorola, Nokia Siemens Networks, ZTE and Samsung. The Company intends to further strengthen its customer relationships by offering complete outsourcing solutions, from research and development to product design and production, thereby increasing the customers' reliance on the Company.

      Pursue Price Leadership Position. The Company aspires to use its technological leadership, low cost manufacturing, and sourcing capabilities to be one of the lowest cost provider of components and higher level assemblies for the wireless markets.

      Pursue Strategic Acquisitions. The Company intends to continue to pursue opportunistic acquisitions of companies, product lines and technologies. The Company will focus on acquisitions that compliment its technical expertise and business development resources and provide a competitive advantage for its targeted markets.


Products and Technologies

The Company provides components and assemblies to leading OEMs in the wireless industry. These products range from sub-miniature components for consumer electronics to custom assemblies for high power wireless infrastructure applications.

The Company has developed its product offerings to enable its customers to reduce the size and cost, while enhancing the performance of their equipment. The Company continually invests capital and human resources to enhance existing products and develop new products to address current and future market demands. The Company has developed and continues to market a full line of standard products, as well as custom products, to wireless OEMs. A brief description of the Company's major product categories is as follows:

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

      In cellular base stations, the Company's Xinger(R) surface mount products are utilized in radio frequency (RF) power amplifiers, and are also found in low-noise amplifiers and radios. Based on its research, the Company believes it is currently the market leader in this product area, supplying industry leading OEMs and leading power amplifier manufacturers. The Company continues to invest in the expansion of this product line as well as its addressable market. The Company's surface mount product line offers significantly improved RF performance and power handling in a package that supports the latest global environmentally friendly initiatives.

      The Company also has several products specifically designed to address WLAN, cellular telephone handsets and Bluetooth applications. These innovative products are 1/100th the size of our typical Xinger(R) type of products and offer performance and cost advantages over traditional consumer electronic components.

      Ferrite Products. The Company's ferrite components are used in various wireless base station applications. They are a key component in base station amplifiers, and their primary function is to protect sensitive amplifier electronics from damage by isolating them electronically from potentially harmful high power signals.

      Resistive Products. The Company's resistive product line includes resistors, power terminations, and attenuators for use in high power wireless, industrial, and medical applications. These products range from very small components for implantable medical devices to high power products used in power amplifiers. The Company's resistive products are frequently used in conjunction with ferrite products as well as our Xinger(R) surface mount components.

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

      Custom Radio Frequency Backplane Assemblies. The Company's RF backplanes provide efficient connections of microwave signals between subsystems in wireless base stations. RF backplanes are conceptually similar to the motherboard in a personal computer, which efficiently connects signals between multiple subsystems. These assemblies range from RF-only to fully integrated RF, direct current power, and digital signal routing solutions. Our RF backplanes are typically used in conjunction with radio transceivers and RF power amplifiers. The Company also offers backplane assemblies with fully integrated radio-frequency signal switching capability.

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

The Company sells its standard line of Xinger(R) components, custom products, resistive components, and ferrite components to leading OEMs in the wireless industry and to a broad range of other wireless equipment contract manufacturers in the industry. In general, customers have purchased the Company's products directly from the Company or through distributors or sales representatives. During the fiscal year ending June 30, 2010, the Wireless Group accounted for approximately 33% of the Company's total revenues. No Wireless Group customer accounted for more than 10% of the Company's fiscal 2010 net sales. The following is a list of customers who generated $1 million or more in net sales for the Company in the fiscal year ended June 30, 2010:

      o     Avnet Electronics

      o     EG Components

      o     Huawei Technologies Co., Ltd.

      o     Motorola, Inc.

      o     Nokia Siemens Networks

      o     Richardson Electronics, Ltd.

      o     Solectron Tech

      o     Sanmina

      o     St. Jude Medical

      o     MKS/ENI

      o     Evercom International

      o     Symbol Technologies

Competition

The microwave component and assembly industry continues to be highly competitive. Direct competitors of the Company in the wireless market include Aeroflex, Smith Industries, SDP, and Soshin Electric Co. As a direct supplier to OEMs, the Company also faces significant competition from the in-house capabilities of its customers. However, the current trend in the wireless marketplace has been for the OEMs to outsource more of their design and production work.

The principal competitive factors in both the foreign and domestic markets are technical performance, reliability, ability to produce in volume, on-time delivery and most critically, price. It is anticipated that this pricing pressure will continue indefinitely. Based on these factors, the Company believes that it competes favorably within its markets in the wireless industry. The Company believes that it is particularly strong in the area of technical performance in the wireless marketplace. With its manufacturing capability in Suzhou, China, and innovative design techniques, the Company believes that it also competes favorably on price as well.

Backlog

The Company's backlog of orders for the Wireless Group was $10.5 million as of June 30, 2010, versus $8.0 million as of June 30, 2009. Backlog for the Wireless Group, primarily represents firm orders for component products and signed purchase orders (i.e. orders for specific custom sub-assemblies) for custom components due to ship within eight to twelve weeks. The Company does not believe that its wireless backlog as of any particular date is representative of actual sales for any succeeding period. Typically, large OEMs including Ericsson, Motorola, and Nokia, who use the Company's component and custom products, negotiate set prices for estimated annual volumes. The Company then receives a firm delivery commitment prior to shipment. The Company does not recognize backlog until it has received a firm order.

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

Space & Defense Group

Industry Overview

The US Department of Defense (DOD) and major US Defense OEMs are committed to ensuring a high state of military readiness. The DOD funding priorities focus on the safety and effectiveness of US troops, national defense, homeland security, and battlefield command and communication systems. Advanced radar systems, jamming systems, smart munitions, electronic surveillance and communication systems are important DOD capabilities. The Company's products and technologies are well positioned to support these critical DOD systems.

Strategy

The Company's strategy for the Space & Defense Group is continued use of its microwave expertise, proprietary design libraries, technologies, and manufacturing capabilities to continually expand its customer penetration. Key components of the Company's strategy include the following:

      Strengthen and Expand Strategic Customer Relationships. Today, a limited number of large OEMs drive the Space & Defense Group's business. The Company has developed, and plans to continue to expand customer relationships with many of these OEMs including, Raytheon, Lockheed Martin, Northrop Grumman, ITT, Harris, Rockwell and Boeing. The Company intends to further strengthen its customer relationships by offering complete solutions, from research and development to product design and manufacturing.

      Focus on value added products. The Company will continue to expand its product and technology offerings to increase the added value for next generation space and defense systems. The Company will continue leveraging investments in advanced microwave packaging technologies to meet the demands of our customers for increased levels of integration and functionality.

      Pursue Strategic Acquisitions. The Company will continue to pursue opportunistic acquisitions of companies (similar to M. S. Kennedy Corp.
      (MSK) and Unicircuit, Inc. (Unicircuit) which were purchased in fiscal
      2009), product lines and technologies that provide synergistic opportunities for its Space & Defense Group. The Company will focus on acquisitions that compliment its technical expertise and business development resources and provide a competitive advantage for its targeted markets.

Products and Technology

Our Space & Defense Group principally designs and manufactures advanced microwave-based hardware for use in advanced radar systems, advanced jamming systems, smart munitions, electronic surveillance systems and satellite and ground based communication systems.

      Radar Countermeasure Subsystems. Defense radar countermeasure subsystems digitally measure, locate and counter enemy radar systems. Our Digital Radio Frequency Measurement (DRFM) devices are used for storing and retrieving RF signals as part of military aircraft self protection systems. Our Digital Frequency Discriminators (DFD) are employed in electronic warfare (EW) systems to detect and measure the RF signals emitted by enemy radar systems. We also manufacture a suite of electronic subassemblies designed to process radar signals detected by a receiver. This technology is a major component of Electronic Support Measure (ESM) systems used on helicopters and fixed winged aircraft to detect, locate, and identify enemy radar. This technology is called a Passive Ranging Subsystem.

      Beamformers. Beamformers determine the number, size and quality of beams that are produced from an antenna array. The Company supplies passive and active beamformers and has a unique expertise in designing and manufacturing high performance beamformers in industry leading small size packages. Passive beamformers produce fixed beam locations while active beamformers allow for real-time reconfiguration of the beam pattern. Beamforming technology is implemented on military and commercial phased array communication systems and radar systems.

      Switch Matrices. Switch matrices route RF signals from a single location to one or multiple end user locations. These products allow system operators to allocate capacity as required.

      Radar Feed Networks. Radar feed networks distribute RF energy to the antenna elements of the radar. Radar Feed Networks are integrated into radar platforms for airborne, ship borne, ground base radars and missile guidance applications.

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

Customers

The Company currently sells passive components and electronic subsystems to prime contractors serving the United States and foreign governments. During the fiscal year ending June 30, 2010, the Space & Defense Group accounted for approximately 67% of the Company's revenues. Lockheed Martin accounted for 14.0% and Raytheon Company accounted for 13.6% of the Company's net sales. No other customer in the Space & Defense Group accounted for more than 10% of the Company's fiscal 2010 net sales. The following is a list of Space & Defense customers who generated $1 million or more in revenues in the fiscal year ending June 30, 2010:

      o     ITT Corporation

      o     Lockheed Martin Corporation

      o     The Boeing Company

      o     Northrop Grumman Corporation

      o     Raytheon Company

      o     Thales Alenia Space France

      o     Rockwell Collins, Inc.

      o     Analog Modules, Inc.

      o     L3 Communications Holdings, Inc.

      o     Richardson Electronics, Ltd.

      o     Wellking Electronics

      o     SRC Tec Inc.

      o     MCL Industries, Inc.

      o     Sendec Corporation

      o     General Dynamics Corporation

Competition

As a direct supplier to large defense contractors, the Company faces significant competition from the in-house capabilities of its customers. In some cases, we are approached to supply a solution in parallel with an internal effort as a form of risk mitigation.

Direct competitors of the Company in the space and defense market include EMS Technologies, Cobham, Inc., Herley Industries, KOR Electronics, Smith Industries, TTM Technologies, International Rectifier, Aeroflex and Merrimac Industries.

Backlog

Order backlog for the Space & Defense Group was $89.6 million as of June 30, 2010, versus $87.0 million as of June 30, 2009. All of the orders included in the Space & Defense Group backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is an indicator of actual sales for any succeeding period.

Company Operations

Sales and Marketing

The Company markets its products worldwide to OEMs and other industry participants in the wireless and space and defense markets primarily through a sales and marketing force of 44 people as of June 30, 2010. The Company has regional sales offices located in Sacramento, California; Waterlooville, England; and Suzhou and Shenzen, China. In addition, as of June 30, 2010, the Company had contracts with 3 major distributors, with 15 manufacturers' representatives in the United States and Canada, and with 10 international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industry shows. The Company has invested significantly in its Internet website which contains an electronic version of its entire catalog. In addition, the website enables users to download important device parameter files. These files contain the performance information for catalog components in a format that is compatible with commonly used computer aided design/computer aided modeling, or CAD/CAM equipment. The Company also provides mechanical drawings and applications notes for proper use of the parts. This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.

After identifying key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and with manufacturers' representatives. To promote widespread acceptance of the Company's products and provide customers with support for their technical and commercial needs, the Company's sales and engineering teams work closely with the customers to develop solutions tailored for their particular requirements. The Company believes that its engineering team, comprised of 217 design and engineering professionals as of June 30, 2010, provides the Company with a key competitive advantage.

The Company uses distributors for its standard products, most notably its Xinger(R) surface mount components. Richardson Electronics is a worldwide distributor of Anaren products. Avnet distributes components in North America and Asia, meanwhile, BFI Optilus distributes the Company's products in Europe. The Scandinavian countries are serviced by E.G. Components, Inc., a subsidiary of Elektronikgruppen. Using independent distributors to market and sell its products has become an important part of the Company's sales efforts by providing the Company with a larger sales force to promote its catalog product offerings.

Employees

As of June 30, 2010, the Company employed 1,011 full-time people, including 49 temporary employees. Of these employees, 217 were members of the engineering staff, 684 were in manufacturing positions, 44 were in sales and marketing positions, and 66 were in management and support functions. None of these employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be excellent.

Manufacturing

The Company currently maintains manufacturing locations in East Syracuse, New York; Salem, New Hampshire; Liverpool, New York; Littleton, Colorado and Suzhou, China. During fiscal 2009, the Company acquired MS Kennedy which currently occupies a 43,000 square foot facility in Liverpool, New York, and Unicircuit in Littleton, Colorado, which owns 30,500 square feet and leases 18,000 square feet of manufacturing space. The Company's China operation currently leases a 76,000 square foot facility in Suzhou, China, which is expected to be taken over by the Chinese government to make room for a new high-speed railway station and surrounding commercial district. The Company's landlord was granted a new parcel of land near the current site on which to construct a new facility. To insure continuity of operations, the Company entered into a new lease agreement with the landlord in February 2010 to move the Company's Suzhou operations into a new 107,000 square foot facility to be built on the granted property. The move to the new facility is expected to take place in the third or fourth quarter of fiscal year 2011. The 156,000 square foot, East Syracuse facility house the company's legacy Wireless Group and Space & Defense Group's manufacturing and engineering areas to support current and future growth. The Company's 65,000 square foot facility located in Salem, New Hampshire, houses its wholly owned subsidiary, Anaren Ceramics, Inc. This facility includes significantly more space for future expansion and a state-of-the-art Class 10,000 clean room for manufacturing.

The Company continues to develop capability and capacity to produce highly engineered, complex microwave subassemblies to support its Space & Defense business. In fiscal 2007, the Company invested in state-of-the-art Low Temperature Co-fired Ceramic (LTCC) equipment for its Salem, New Hampshire facility. This technology supports the manufacture of multi-layer ceramic circuits which perform well at RF and Microwave frequencies and provides the high level of integration required in today's advanced military electronic systems. The fiscal 2009 acquisition of MSK added high-reliability hybrid module manufacturing to the Company's manufacturing capabilities. This capability will be leveraged with the Company's existing RF design expertise to provide highly integrated multi-function RF and microwave modules to the major space and defense OEMs. The addition of Unicircuit provides the Company with state-of-the art RF and Microwave printed circuit board capability supporting design to print manufacturing for direct OEM business as well as design to specification capability when combined with the Company's existing RF design expertise.

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

All of the Company's operational manufacturing facilities (East Syracuse, New York; Salem, New Hampshire; Liverpool, New York; Littleton, Colorado; and Suzhou, China) are ISO 9001 certified.

The Company manufactures its products from standard components, as well as from items which are manufactured by vendors to its specifications. The raw materials utilized in the Company's various product areas are generally accessible and common to both of the Company's business segments. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. During fiscal year 2010, the Company had no single vendor from which it purchased more than 10% of its total raw materials, and the Company believes that alternate sources of supply are generally available for all raw materials supplied by all Company vendors.

Research and Development

The Company's research and development efforts are focused on the design, development and engineering of both products and manufacturing processes. The Company's current development efforts include:

      o products for use in mobile and fixed wireless infrastructure applications;

      o     low power transceiver products for wireless data transmission;

      o advanced manufacturing technologies to produce high density microwave structures for next generation military radars, communication and sensor systems;

      o advanced low temperature co-fired ceramic to produce light weight, highly integrated microwave integrated substrates for advanced military applications;

      o miniature components for wireless networking, subscriber and broadcast applications; and

      o high performance analog microelectronics including custom hybrids, power hybrids, and multi-chip modules.

These activities include customer-funded design and development, as well as efforts funded directly by the Company. Research and development expenses funded by the Company were $14.8 million in fiscal 2010, $13.0 million in fiscal 2009 and $10.4 million in fiscal 2008. Research and development costs are charged to expense as incurred.

Intellectual Property

The Company's success depends to a significant degree upon the preservation and protection of its proprietary product and manufacturing process designs and other proprietary technology. To protect its proprietary technology and processes, the Company generally limits access to its processes and technology, treats portions of such processes and technology as trade secrets, and obtains confidentiality or non-disclosure agreements from persons with access to such proprietary processes and technology. The Company enters into agreements with its employees prohibiting them from disclosing any confidential information, technology developments and business practices, and from disclosing any confidential information entrusted to the Company by other parties. Consultants engaged by the Company who have access to confidential information generally sign an agreement requiring them to keep confidential and not disclose any non-public confidential information.

The Company currently has 16 active patents and 6 other patent applications that are currently pending before the United States Patent and Trademark Office to protect both the construction and design of its products. The Company also has registered trademarks covering certain products; most notably is the Wireless Group's Xinger(R) product family.

By agreement, Company employees who initiate or contribute to a patentable design or process are obligated to assign their interest in any patent or potential patent to the Company.

Government Regulation

The Company's products are incorporated into wireless communications systems that are subject to regulation domestically by the Federal Communications Commission and internationally by other foreign government agencies. In addition, because of its participation in the defense industry, the Company is subject to audit from time to time for compliance with government contract regulations by various governmental agencies. The Company is also subject to a variety of local, state and federal government regulations relating to environmental laws, as they relate to toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it operates its business in compliance with applicable laws and regulations, however, any failure to comply with existing or future laws or regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 1A. Risk Factors

In an effort to provide investors a balanced view of our current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by our management about future performance. These statements which are not historical information, are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. You are encouraged to review our 2010 Annual Report, this Form 10-K for the fiscal year ended June 30, 2010 and exhibits hereto filed with the Securities and Exchange Commission, to learn more about the various risks and uncertainties facing our business and their potential impact on our revenue, earnings and stock price. Unless required by law, we disclaim any obligation to update or revise any forward-looking statement.

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

Demand for the Company's Wireless infrastructure equipment products continues to fluctuate and visibility remains relatively unpredictable. Despite this fluctuation and poor visibility, sales across the Company's standard component and consumer component product lines were strong throughout fiscal year 2010. Demand has fallen significantly in fiscal 2010, however, for wireless products, especially from Nokia/Siemens networks ("Nokia) and is expected to continue at substantially lower levels. Future decreases in capital expenditures for Wireless infrastructure equipment could significantly adversely impact the success of the Company's Wireless business.

The Company's results may be negatively affected by changing interest rates.

The Company is subject to market risk from exposure to changes in interest rates based on the Company's financing activities. The Company's $50.0 million dollar demand note agreement with Key Bank National Association (Keybank), which provided the financing for the MSK and Unicircuit acquisitions bears interest at the Company's choice at LIBOR, plus 100 to 450 bases points, or at Key Bank's prime rate, minus 100 to plus 225 bases points, depending upon the Company's EBITDA performance at the end of each quarter as measured by a defined formula. Therefore, a ten percent change in the LIBOR interest rate at September 30, 2010 would have the effect of increasing or decreasing interest expense by approximately $0.1 million annually. The Company's current outstanding balance on the demand note stands at $40.0 million.

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

Many of our wireless customers are under continuous pressure to reduce costs and, therefore, we expect to continue to experience pressure from these customers to reduce the prices of the products that we sell to them. Our customers frequently negotiate volume supply arrangements well in advance of delivery dates, requiring us to commit to price reductions before we can determine whether the assumed cost reductions or the negotiated supply volumes can be achieved. To offset declining average sales prices, we believe that we must achieve manufacturing cost reductions and increase our sales volumes. If we are unable to offset declining average selling prices, our gross margins will decline, and this decline could materially harm our business, financial condition and operating results. During fiscal year 2010 this pricing pressure intensified, particularly affecting our ferrite and resistor product lines.

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

We depend upon a small number of customers for a majority of our revenues. During fiscal 2010, we had one customer that accounted for more than 10% of our net sales (Lockheed Martin Corporation and Raytheon Company, who represented 14.0% and 13.6% of net sales, respectively). We anticipate that we will continue to sell products to a relatively small group of customers. Delays in manufacturing or supply procurement or other factors, including consolidation of customers, could potentially cause cancellation, reduction or delay in orders by a significant customer or in shipments to a significant customer. Our future success depends significantly on the decision of our current customers to continue to purchase products from us, as well as the decision of prospective customers to develop and market space and defense and wireless communications systems that incorporate our products.

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

The location of the Company's Suzhou, China facility is in an economic development area which is currently being impacted by expansion of China's mass transit system. As a result, the Company is scheduled to relocate the Suzhou facility to a new facility in the Suzhou Office Park sometime during the first or second quarter of fiscal year 2011. The Company's ability to successfully transition operations to the new facility may adversely impact sales and profitability of the Company's Wireless Group.

The Company could experience an impairment of goodwill or tradenames.

As the result of the two acquisitions completed in fiscal year 2009, and acquisitions made in previous years, goodwill and other intangibles incurred as a percentage of the Company's total assets increased. At June 30, 2010, the total assets of the Company were $241.3 million, which included $45.4 million of goodwill and tradenames. The goodwill arose from the excess of the purchase price of each acquisition over the fair value of the net assets of the business acquired. The tradenames were valued separately from goodwill at the amount which an independent third party would be willing to pay for use of the MSK and Unicircuit names. The Company performs annual evaluations for potential impairment of the carrying value of goodwill and tradenames in accordance with the business combination accounting rules. To date, these evaluations have not resulted in the need to recognize an impairment charge. However, if the Company's financial performance were to decline significantly, especially in the Company's Wireless Group, the Company could incur a non-cash charge in its income statement for the impairment of goodwill or tradenames.

We have been unable to procure a new tenant for our U.K. leased facility.

We currently lease a 20,000 square foot building in Frimley, England which is currently not used in its operations. Annual cost of this facility is approximately $0.6 million and the Company is currently attempting to sublet the building. The existing lease term on this building expires in February 2014 and the Company has not yet secured a new tenant. There is no assurance that the Company will be able to secure a tenant(s) to take occupancy of the building or continuously sublet the building during the remaining lease term.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal real estate of the Company is a 159,000 square foot building, which the Company owns, located on a 30-acre parcel in East Syracuse, New York. The Company's wholly owned subsidiary, Anaren Microwave, Inc., utilizes this facility which houses a substantial portion of the Company's marketing, manufacturing, administrative, research and development, systems design and engineering activities.

Anaren Ceramics, Inc., a wholly owned subsidiary of the Company, operates in a 65,000 square foot building, which is owned by the Company's Anaren Properties, LLC subsidiary, situated on approximately 12 acres in Salem, New Hampshire.

MSK, a wholly owned subsidiary of the Company, operates in a 43,000 square foot building which it owns, situated on approximately 5 acres in Liverpool, New York.

Unicircuit, a wholly owned subsidiary of the Company, operates in a 31,000 square foot building which it owns, situated on 3 acres in Littleton, Colorado. Additionally, Unicircuit leases 18,000 square feet in an adjacent facility which houses administrative offices and additional manufacturing space at an annual cost of $0.2 million, with a lease term through November 2011.

Anaren Communications Suzhou Co. Ltd., the Company's wholly owned subsidiary currently leases a 76,000 square foot facility in Suzhou, China, which houses light manufacturing and assembly activities. This facility has an annual rent of approximately $0.2 million. This facility is expected to be taken over by the Chinese government to make room for a new high-speed railway station and surrounding commercial district. The Company's landlord is currently building a new facility near the current site. To insure continuity of operations, the subsidiary entered into a new lease agreement with the landlord in February 2010 to move the Company's Suzhou operations into a new 107,000 square foot facility. The move to the new facility is expected to take place in the third or fourth quarter of fiscal year 2011 with an annual rent of approximately $0.3 million and an initial lease term of 5-years, which is renewable for two additional 5-year terms at the Company's option.

The Company leases a 20,000 square foot building in Frimley, England which is currently not used in its operations. Annual cost of this facility is approximately $0.6 million and the Company is currently attempting to sublet the building. The existing lease term on this building expires in February 2014 and the Company has not yet secured a new tenant. There is no assurance that the Company will be able to secure a tenant(s) to take occupancy of the building or continuously sublet the building during the remaining lease term.

Management considers the foregoing facilities, with the expansion activity, adequate for the current and anticipated mid-term future requirements of the Company, and expects that suitable additional space will be available to the Company, as needed, at reasonable commercial terms.

Item 3. Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 4. Reserved

Executive Officers of the Company

Executive officers of Anaren, Inc., their respective ages as of June 30, 2010, and their positions held with the Company are as follows:

NAME                  AGE    OFFICE OR POSITION HELD
----                  ---    -----------------------
Lawrence A. Sala      47     President, Chief Executive Officer, Chairman and
                             Director
Carl W. Gerst, Jr     73     Chief Technical Officer, Vice Chairman and Director

Gert R. Thygesen      55     Senior Vice President, Technology
George A. Blanton     49     Senior Vice President, Chief Financial Officer,
                             Treasurer
Mark P. Burdick       52     Senior Vice President and General Manager
Timothy P. Ross       51     Senior Vice President, Business Development
Amy B. Tewksbury      46     Senior Vice President, Human Resources
David M. Ferrara      55     Secretary and General Counsel

Lawrence A. Sala joined the Company in 1984. He has served as President since May 1995, as Chief Executive Officer since September 1997, and as Chairman of the Board of Directors since November 2001. Mr. Sala became a member of the Board of Directors of the Company in 1995. He holds a Bachelor's Degree in Computer Engineering, a Master's Degree in Electrical Engineering and a Master's Degree in Business Administration, all from Syracuse University.

Carl W. Gerst, Jr. has served as Chief Technical Officer and Vice Chairman of the Board since May 1995 and served as Treasurer from May 1992 to November 2001. Mr. Gerst previously served as Executive Vice President of the Company from its founding until May 1995, and has been a member of the Company's Board of Directors since its founding in 1967. He holds a Bachelor's Degree from Youngstown University and a Master's Degree in Business Administration from Syracuse University.

Gert R. Thygesen joined the Company in 1981 and has served as Senior Vice President, Technology since November 2005 and served asVice President of Technology from September 2000 until November 2005. He previously served as Vice President, Operations from April 1995 to September 2000, and as Operations Manager from 1992 until 1995. Mr. Thygesen holds a Bachelor of Science Degree and a Master's Degree in Electrical Engineering from Aalborg University Center, Denmark.

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

Mark P. Burdick has been with the Company since 1978 and has served as Senior Vice President and General Manager since 2005 and as Vice President and General Manager from September 2000 until November 2005. He served as Vice President and General Manager, of the Company's Wireless Group from November 1999 until September 2000, as Business Unit Manager -- Commercial

Products from 1994 to 1999, and as Group Manager of Defense Radar Countermeasure Subsystems from 1991 to 1994. Mr. Burdick holds a Bachelor of Science Degree in Electrical Engineering from the Rochester Institute of Technology, and a Master's Degree of Business Administration from the University of Rochester.

Timothy P. Ross has been with the Company since 1982 and has served as Senior Vice President, Business Development since November 2005 and as Vice President, Business Development from September 2000 until November 2005. He served as Vice President and General Manager, of the Company's Space & Defense Group, from November 1999 until September 2000. Mr. Ross served as Business Unit Manager, Satellite Communications from 1995 to 1999 and as a Program Manager from 1988 to 1995. Mr. Ross holds an Associate's Degree in Engineering Science, a Bachelor of Science in Electrical Engineering from Clarkson University, and a Master's Degree in Business Administration from the University of Rochester.

Amy Tewksbury has served as Senior Vice President, Human Resources since November 2005 and joined the Company in October 2002 as Vice President, Human Resources. Prior to joining Anaren, Ms. Tewksbury was employed by Wegmans Food Markets, Inc. for 16 years. She held various positions with Wegmans including Human Resources Manager of the Syracuse Division, Corporate Human Resources Project Manager, and Store Operations. Ms. Tewksbury holds a Bachelor of Science Degree in Management from Syracuse University.

David M. Ferrara has served as the Company's Secretary and General Counsel since February 1996, and became a part-time employee of the Company in January, 2008. Mr. Ferrara is a member of the law firm Bond Schoeneck & King, PLLC, which serves as legal counsel to the Company, and practices in the areas of labor and employment and corporate law. Mr. Ferrara holds a Bachelor's Degree in Labor Relations from LeMoyne College, a Master's Degree in Industrial Labor Relations from Michigan State University and a Juris Doctor Degree from Indiana University.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is tradeded on the NASDAQ Global Market under the symbol "ANEN." The following table sets forth the range of quarterly high and low sales prices reported on the NASDAQ Global Market for the Company's common stock for the fiscal quarters indicated. Sales prices listed represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

                  1st Quarter      2nd Quarter      3rd Quarter      4th Quarter

Fiscal 2009
 High                $11.76           $12.77           $13.30           $18.49
 Low                  $8.47           $07.80            $9.00           $10.53
Fiscal 2010
 High                $18.99           $17.26           $15.34           $15.99
 Low                 $15.08           $13.38           $11.15           $13.11

The Company had approximately 428 holders of record of its common stock at August 9, 2010.

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

Issuer Purchases of Equity Securities

On November 5, 2007, the Board of Directors increased by 2,000,000 the number of shares of common stock that the Company was authorized to repurchase in open market or privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. There were on June 30, 2010, approximately 516,000 shares remaining for purchase under the current authorization.

Performance Graph

The following graph presents the cumulative total shareholder return for the five years ending June 30, 2010 for our common stock, as compared to the NASDAQ Composite Index and to the NASDAQ Electronic Components Index. The starting value of each index and the investment in common stock was $100.00 on June 30, 2005.

[The following information was also depicted as a line chart in the printed material]

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                 Among Anaren, Inc., The NASDAQ Composite Index
                   And the NASDAQ Electronic Components Index

-------------------------------------------------------------------------------------------
                                   6/05       6/06      6/07      6/08      6/09     6/10
-------------------------------------------------------------------------------------------
Anaren, Inc.                      $100.00   $155.82   $133.92   $ 80.38   $134.45   $113.61
NASDAQ Composite                   100.00    107.08    130.99    114.02     90.79    105.54
NASDAQ Electronic Components       100.00     94.09    110.15    100.35     72.87     88.63

*$100 invested on 6/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending June 30.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the years in the five year period ended June 30, 2010, and with respect to the balance sheets at June 30, 2010 and 2009 are derived from the consolidated financial statements that have been audited by Deloitte & Touche LLP (for statements of income for years ended June 30, 2010 and 2009 and balance sheets as of June 30, 2010 and 2009) and KPMG LLP (for statements of income for the year ended June 30, 2008), independent registered public accounting firms, which are included elsewhere in this Annual Report on Form 10-K, and is qualified by reference to such consolidated financial statements. All other Selected Financial Data set forth below is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The following selected financial data should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.

                                                                     For the Years Ended
-----------------------------------------------------------------------------------------------------------
Statement of Income Data:                          June 30,    June 30,    June 30,    June 30,    June 30,
                                                     2010        2009         2008       2007       2006
-----------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Net Sales                                          $168,789    $166,905    $131,316    $128,987    $105,464
Cost of sales                                       106,512     112,289      90,838      83,125      67,494
                                                   --------    --------    --------    --------    --------
Gross Profit                                         62,277      54,616      40,478      45,862      37,970
                                                   --------    --------    --------    --------    --------
Operating expenses:
  Marketing                                           9,671       8,967       7,019       7,416       7,036
  Research and development                           14,782      12,986      10,410       9,134       8,748
  General and administrative                         19,040      18,636      13,592      12,298      10,345
  Restructuring                                          --          --         255          --          --
                                                   --------    --------    --------    --------    --------
  Total operating expenses                           43,493      40,589      31,276      28,848      26,129
                                                   --------    --------    --------    --------    --------
Operating income                                     18,784      14,027       9,202      17,014      11,841
                                                   --------    --------    --------    --------    --------
Other income (expense):
  Interest expense                                     (590)     (1,482)        (79)        (24)        (25)
  Other, primarily interest income                      368       1,088       2,322       3,571       2,453
                                                   --------    --------    --------    --------    --------
  Total other income (expense), net                    (222)       (394)      2,243       3,547       2,428
                                                   --------    --------    --------    --------    --------
  Income from continuing operations before           18,562      13,633      11,445      20,561      14,269
Income taxes                                          4,850       3,774       2,982       5,211       3,252
                                                   --------    --------    --------    --------    --------
Income from continuing operations                    13,712       9,859       8,463      15,350      11,017
Discontinued operations:
Income from discontinued
  operations of Anaren Europe                            --          --          --          --          82
Income tax benefit                                       --          --         770          --          --
                                                   --------    --------    --------    --------    --------
Net income from discontinued operations                  --          --         770          --          82
                                                   --------    --------    --------    --------    --------
Net income                                         $ 13,712    $  9,859    $  9,233    $ 15,350    $ 11,099
                                                   ========    ========    ========    ========    ========
Basic earnings per share:
  Income from continuing operations                $    .98    $    .71    $    .57    $    .89    $    .64
  Income from discontinued operations              $     --    $     --    $    .05    $     --    $    .01
                                                   --------    --------    --------    --------    --------
Net income                                         $    .98    $    .71    $    .62    $    .89    $    .65
                                                   ========    ========    ========    ========    ========
Diluted earnings per share:
Income from continuing operations                  $    .94    $    .70    $    .56    $    .87    $    .62
Income from discontinued operations                $     --    $     --    $    .05    $     --    $    .01
                                                   --------    --------    --------    --------    --------
Net income                                         $    .94    $    .70    $    .61    $    .87    $    .63
                                                   ========    ========    ========    ========    ========
Shares used in computing net Earnings per share:
  Basic                                              14,010      13,911      14,827      17,319      17,157
  Diluted                                            14,537      14,179      15,068      17,721      17,682
  Diluted
Balance Sheet Data:
Cash and cash equivalents                          $ 50,521    $ 49,893    $ 10,711    $  7,912    $ 15,733
Working capital                                      89,472     102,212      71,163      72,858     112,160
Total assets                                        241,348     237,055     172,103     191,204     189,026
Long-term debt, less current installments            30,000      40,000          --          --          --
Stockholders' equity                                172,926     160,945     150,864     166,794     172,118

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

Overview

The consolidated financial statements present the financial condition of the Company as of June 30, 2010 and 2009, and the consolidated results of operations and cash flows of the Company for the years ended June 30, 2010, 2009 and 2008.

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

Results of Operations

Net sales from continuing operations for the year ended June 30, 2010 were $168.8 million, up 1.1% from $166.9 million for fiscal 2009. Income from continuing operations for fiscal 2010 was $13.7 million, or 8.1% of net sales, up $3.8 million, or 39.1% from income from continuing operations of $9.9 million in fiscal 2009.

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

                                                       Years Ended June 30,
                                                   ----------------------------
                                                    2010       2009       2008
                                                   -----      -----      -----
Net sales                                          100.0%     100.0%     100.0%
Cost of sales                                       63.1       67.3       69.2
                                                   -----      -----      -----
Gross Profit                                        36.9       32.7       30.8
                                                   -----      -----      -----
Operating expenses:
  Marketing                                          5.7        5.4        5.3
  Research and development                           8.8        7.8        7.9
  General and administrative                        11.3       11.1       10.4
  Restructuring                                       --         --        0.2
                                                   -----      -----      -----
    Total operating expenses                        25.8       24.3       23.8
                                                   -----      -----      -----
Operating income                                     8.4        7.0       11.1
                                                   -----      -----      -----
Other income (expense):
  Interest expense                                  (0.3)      (0.9)      (0.1)
  Other, primarily interest income                   0.2        0.7        1.8
                                                   -----      -----      -----
    Total other income (expense)                    (0.1)      (0.2)       1.7
                                                   -----      -----      -----
Income from continuing operations
  before income taxes                               11.0        8.2        8.7
Income taxes                                         2.9        2.3        2.3
                                                   -----      -----      -----
Net income from continuing operations                8.1        5.9        6.4
Discontinued operations:
  Income from discontinued
    operations of Anaren Europe                       --         --         --
  Income tax benefit                                  --         --       (0.6)
                                                   -----      -----      -----
  Net income from discontinued operations             --         --        0.6
                                                   -----      -----      -----
  Net income                                         8.1%       5.9%       7.0%
                                                   =====      =====      =====

The following table sets forth the Company's net sales by industry segment for the periods indicated:

                                         Years Ended June 30,
                             2010                2009               2008
                        (In thousands)      (In thousands)      (In thousands)
                      ------------------   -----------------   -----------------
Wireless              $ 55,556     32.9%   $68,622     41.1%   $78,741     60.0%
Space & Defense        113,233     67.1%    98,283     58.9%    52,575     40.0%
                      --------    -----    -------    -----    -------    -----
                      $168,789    100.0%   $166,905   100.0%   $131,316   100.0%
                      ========    =====    =======    =====    =======    =====

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

Net sales. Net sales were $168.8 million for the year ended June 30, 2010, compared to $166.9 million for fiscal 2009. Sales of Wireless Group products fell $13.1 million, or 19.0%, and sales of Space & Defense Group products rose $15.0 million, or 15.2%, in fiscal 2010 compared to fiscal 2009.

The decline in sales of Wireless Group products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless base station and consumer equipment, was the result of a decline in demand for both custom assemblies and standard component products during fiscal 2010 compared to fiscal 2009. Sales of custom products fell $8.9 million, while sales of standard components fell $4.2 million in the current fiscal year compared to fiscal 2009. The majority of the decline in sales of custom products resulted from a $6.7 million decline in sales to a major OEM due to partial loss of allocations to low cost Asian vendor sources and decreased demand for second generation GSM equipment. The remaining $2.2 million decrease in fiscal 2010 custom shipments and the $4.2 million decrease in standard component shipments resulted from the general decline in wireless infrastructure component demand in fiscal 2010 compared to fiscal 2009 due to the general decline in the worldwide economy and infrastructure capital expenditure levels which was reflected in a general decline in shipments to both OEMs and distributors. The continuing challenging pricing environment for both standard component and custom assembly products also negatively impacted net sales in fiscal 2010 compared to last year. This trend is expected to continue into fiscal 2011 as well.

Custom Wireless products are tied to specific base station designs and are much more sensitive to actual customer design wins making future order levels difficult to predict. Sales of custom products in fiscal 2011 are expected to be lower compared to fiscal 2010 levels, and may be further impacted by the current state of the economy and its impact on the level of worldwide infrastructure spending. The Company's standard component products enjoy wide spread use in base station applications across many different platforms and original equipment manufacturers. Sales of these products in fiscal 2011 are tied to the overall infrastructure spending and the current economic downturn.

Space & Defense Group products consist of custom components and assemblies for communication satellites and defense radar, receiver, and countermeasure systems for the military. Sales of Space & Defense Group products rose $15.0 million, or 15.2% in fiscal 2010 compared to the previous fiscal year. Sales of Space & Defense Group products in the current fiscal year included twelve months of sales from MSK and Unicircuit, totaling $50.4 million, while sales in fiscal 2009 included eleven months and ten months of sales from MSK and Unicircuit, respectively, amounting to $37.5 million. This increase is attributed to approximately $6.0 million from the additional three months sales not included in fiscal 2009 and a $7.1 million increase in sales of Hybrid modules and RF printed wire boards at MSK and Unicircuit, respectively, above fiscal 2009 levels due to the higher level of order intake for both subsidiaries over the last two fiscal years. Space & Defense Group product sales continue to benefit from the higher level of business won by the Company over the past two fiscal years which has resulted in the Group's backlog of $89.6 million as of June 30, 2010.

Through fiscal 2010, the Company's defense business has felt little or no impact from the current downturn in the economy as we experienced no cancellations or significant push outs in deliveries under specific contracts. Based on the current proposed defense budget for fiscal 2011, the Company does not expect any contract cancellations or program discontinuations related to existing or expected orders.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, acquisition inventory step-up amortization, intangible amortization, direct and indirect overhead, and test costs. Gross profit for fiscal 2010 was $62.3 million, (36.9% of net sales), up from $54.6 million (32.7% of net sales) for the prior year. Gross profit as a percent of sales increased in fiscal 2010 from fiscal 2009 due to the increase in sales volume and due to the absence in fiscal 2010 of $2.2 million (1.3% of net sales) of amortization of inventory step-up costs related to the acquisition of MSK and Unicircuit, which were included in fiscal 2009 cost of sales. Additionally, gross margins were enhanced by a favorable product mix including the $8.7 million decline in sales of lower margin, high material content custom Wireless Group products which resulted in a $5.0 million reduction in direct material costs and by reduced production overhead costs, including personnel, freight, production supplies, and scrap in fiscal 2010 compared to fiscal 2009.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $9.7 million (5.7% of net sales) for fiscal 2010, up $0.7 million from $9.0 million (5.4% of net sales) for fiscal 2009. Marketing expenses in fiscal 2010 rose $0.7 million from last fiscal year due to the inclusion of $2.6 million of marketing expenses from Unicircuit and MSK in the current fiscal year, compared to $1.9 million for these two subsidiaries in last fiscal year, which included only eleven months and ten months of expense for MSK and Unicircuit, respectively. Absent these additional costs, marketing expense was flat year over year, with increases in the Space & Defense Group due to higher volume and opportunities being offset by lower expense levels in the Wireless Group.

Research and Development. Research and development expenses consist of materials and salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $14.8 million (8.8% of net sales) in fiscal 2010, up 14% from $13.0 million (7.8% of net sales) for fiscal 2009. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. Research and development expenditures have increased in fiscal 2010 versus fiscal 2009 due to the higher level of opportunities in the Space & Defense Group marketplaces which resulted in approximately $1.8 million in additional spending for the Group compared to fiscal 2009. The Company expects to continue its current research and development efforts and spending levels in fiscal 2011, and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative (G&A) expenses consist of employee related expenses, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses were $19.0 million (11.3% of net sales) for fiscal 2010, up 2.2% from $18.6 million (11.1% of net sales) for fiscal 2009. The increase in general and administrative expense in fiscal 2010 compared to last year was due to the inclusion of $6.1 million of general and administrative expenses from Unicircuit and MSK in the current year, compared to $5.6 million for these two subsidiaries in fiscal 2009, which included only eleven months and ten months of expense for MSK and Unicircuit, respectively. This increase was partially off-set by a $0.3 million decline in compensation and other administrative expenses due to the timing of the issuance of restricted stock, reduced professional service costs and the consolidation of some administrative functions across all subsidiaries. Cost reduction initiatives and process improvements will continue to be an ongoing activity within the Company for fiscal 2011.

Operating Income. Operating income increased 33.9% in fiscal 2010 to $18.8 million, (11.1% of net sales), compared to $14.0 million (8.4% of net sales) for fiscal 2009. The increase in fiscal 2010 operating income compared to fiscal 2009 was due to the absence of $2.2 million of amortization of inventory step-up costs related to the acquisition of MSK and Unicircuit, which were included in fiscal 2009 cost of sales. Operating margins were further enhanced by a favorable product mix which resulted in lower material costs per sales dollar of 27.9% in fiscal 2010 compared to 31.2% in fiscal 2009 due mainly to a $8.7 million reduction in sales of high material content custom Wireless Group products in the current fiscal year and the effects of ongoing cost reduction initiatives throughout the Company which have had a significant positive effect on overall Company expense levels. The Company plans on continuing with these cost reduction initiatives through 2011.

On an operating segment basis, Wireless Group operating income was $5.1 million (9.2% of Group sales) for fiscal 2010, down $1.5 million, from the Group's operating income of $6.6 million (9.7% of Group sales) in fiscal 2009. The decrease in Wireless Group operating income in fiscal 2010 compared to fiscal 2009 was a result of the $13.0 million decline in Wireless Group sales year over year which resulted in a $2.5 million decline in gross margins for this business segment. Despite the large decrease in sales, the Company was able to maintain the level of operating income (9.2% of sales in fiscal 2010) due to the improvement in gross margins as a percent of sales for the Group from 36.7% in fiscal 2009 to 40.9% in fiscal 2010, brought about by a more favorable product mix resulting from the $8.7 million Wireless Group sales decrease being low margin, high material content custom products and reductions in manufacturing costs due to the lower sales volume. Additionally, operating margins were further enhanced by a $1.0 million (9%) decline in marketing and general and administrative expenses within the Group in fiscal 2010 compared to fiscal 2009 due to the decline in the Group's sales volume.

Space & Defense Group operating income was $14.5 million (12.8% of Group sales) in fiscal 2010, up $6.3 million from $8.2 million (8.3% of net Group sales) for fiscal 2009. Operating margins for this Group improved approximately 50% in fiscal 2010 due to the $14.9 million increase in sales and the inclusion of only $0.9 million of acquisition related intangible amortization costs and no inventory step-up costs in fiscal 2010, compared to $2.9 million of combined acquisition related inventory step-up and intangible amortization costs caused by the acquisition of MSK and Unicircuit in fiscal 2009. Group operating margins were further enhanced as a result of a more favorable product mix which resulted in a 1% decline in material costs as a percent of sales for the Group in fiscal 2010, production economies of scale due to the sales increase and the cost savings achieved through the Company's cost reduction efforts. The Company plans on continuing with these cost reduction initiatives through 2011.

Other Income. Other income decreased to $0.4 million in fiscal 2010 compared to $1.1 million for fiscal 2009. This decrease was caused by the substantial decline in short-term interest rates year over year and a deliberate shortening of the maturities of the Company's investment portfolio due to the turmoil in the credit market. Other income will fluctuate based on short term market interest rates, the company's cash investment strategy and the level of investable cash balances.

Interest Expense. Interest expense in fiscal 2010 was $0.6 million compared to $1.5 million for fiscal 2009. This decrease was due to the substantial decline in the average 90 day London Interbank Offered Rate (LIBOR) interest rate (approx. 0.4%) for fiscal 2010 compared to the average rate (approx. 2.2%) for fiscal 2009. The Company borrowed a total of $49.8 million under its $50.0 million revolving credit facility in the first quarter 2009 and repaid $9.8 million in the first quarter of fiscal 2010. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month earnings before interest, taxes, depreciation and amortization (EBITDA) performance. The rate is reset quarterly and for the first quarter of fiscal 2011 is expected to be approximately 1.25%.

Income Taxes. Income taxes for fiscal 2010 were $4.9 million (2.9% of net sales), representing an effective tax rate of 26.1%. This compares to income tax expense of $3.8 million (2.3% of net sales) for fiscal 2009, representing an effective tax rate of 27.7%. The projected effective tax rate for fiscal year 2011, absent one-time events is expected to be approximately 32.0%. The effective tax rate for fiscal 2010 was a result of the adjustments to reserves for uncertain tax positions related to the results of the IRS examination amounting to a reduction in tax expense of approximately $1.0 million.


Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Net sales. Net sales were $166.9 million for the year ended June 30, 2009, up 27.1% compared to $131.3 million for the fiscal 2008 and included $37.5 million of sales from MSK and Unicircuit in fiscal 2009. Shipments of Wireless Group products fell $10.1 million, or 12.9%, and sales of Space & Defense Group products rose $45.7 million, or 86.9%, in fiscal 2009 compared to fiscal 2008.

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

Sales of Space & Defense Group products rose $45.7 million, or 86.9% in fiscal year 2009 compared to fiscal year 2008. Space & Defense Group sales in fiscal year included $37.5 million of sales from MSK and Unicircuit Additionally, sales of catalog and passive devices rose due to shipments of Counter-Improvised Explosive Device (Counter-IED) products, which increased to $6.7 million in fiscal 2009 compared to $1.0 million in fiscal 2008. Existing Space & Defense Group product sales in fiscal 2009 continued to benefit from the higher level of business won by the Company over the previous few fiscal years, with orders in fiscal 2009 exceeding $98.0 million.

Gross Profit. Gross profit represents net sales minus cost of sales. Gross profit for fiscal 2009 was $54.6 million (32.7% of net sales), up from $40.5 million (30.8% of net sales) for the prior year. Gross profit, as a percent of sales, increased in fiscal 2009 compared to fiscal 2008 due to the decrease in sales of lower margin custom Wireless Group products, a more favorable sales mix in the Space & Defense Group and, comparable gross margin at MSK and Unicircuit compared to the Company's other operations. The improvement in gross margins of approximately 2.0% for fiscal 2009 resulted from fairly equal percentage improvements at all of the Company's operations.

Marketing. Marketing expenses in fiscal 2009 were $9.0 million (5.4% of net sales), compared to $7.0 million (5.3% of net sales) in fiscal 2008, a $2.0 million increase which included the addition of $1.9 million of marketing expenses from Unicircuit and MSK as well as expenses for additional sales and marketing personnel and higher commission expenses resulting from the overall sales mix. This increase was partially offset by an accounting adjustment in the second quarter of fiscal 2009 resulting in a reduction of commission expense of $275,000 to correct an over accrual that was accumulated over a number of prior periods.

Research and Development. Research and development expenses were $13.0 million (7.8% of net sales) in fiscal 2009, up 24.7% from $10.4 million (7.9% of net sales) for fiscal 2008. Research and development expenditures were supporting further development of the Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. Research and Development expenditures increased in fiscal 2009 versus fiscal 2008 due to the higher level of opportunities in both the Wireless Group and Space & Defense Group marketplaces which resulted in approximately $977,000 in additional spending at our Anaren Ceramics and Anaren Microwave operations. The addition of MSK and Unicircuit accounted for the remaining $1.6 million of the increase in fiscal 2009 compared to fiscal 2008.

General and Administrative. General and administrative expenses increased $5.0 million, to $18.6 million (11.2% of net sales) for fiscal 2009, from $13.6 million (10.4% of net sales) for fiscal 2008. The increase in general and administrative expense in fiscal 2009 compared to fiscal 2008 resulted from additional personnel in the finance, human resource and information technology functions, and the inclusion of $5.6 million in additional G&A costs including intangible amortization of $0.9 million from the acquisition of MSK and Unicircuit. This increase was partially off-set by a decline in G&A costs in fiscal 2009 compared to fiscal 2008, achieved by consolidating subsidiary operations at the Ceramics operations of $0.7 million.

Operating Income. Operating income rose 52.2% in fiscal 2009 to $14.0 million, (8.4% of net sales), compared to $9.2 million (7.0% of net sales) for fiscal 2008. This increase was due mainly to the improvement in profitability in the second half of fiscal 2009 resulting from the higher overall sales volume and $2.5 million in operating profitability contributed by MSK and Unicircuit, the Company's new subsidiaries acquired in the first quarter of fiscal 2009. Operating income as a percent of sales increased in fiscal 2009 compared to fiscal 2008, due to a significant increase in third and fourth quarter profitability, despite the inclusion of $3.2 million of combined acquisition related inventory step-up costs and intangible amortization for fiscal 2009, due to a higher margin product mix compared to fiscal 2008.

On an operating segment basis, Wireless Group operating income was $6.6 million for fiscal 2009, up $3.0 million from $3.6 million in fiscal 2008. The increase in Wireless Group operating income in fiscal 2009 compared to fiscal 2008, despite the decline in Wireless Group sales, was due to a more favorable sales mix which included increased higher margin standard component sales and decreased lower margin custom product sales in fiscal 2009 compared to fiscal 2008. Additionally, Wireless Group margins were further enhanced by the overall increase in corporate sales volume which had a positive impact on overhead absorption.

Space & Defense Group's operating income was $8.2 million in fiscal 2009, up $2.0 million, or 33.3%, from $ 6.2 million for fiscal 2008. Operating margins in this Group rose in fiscal 2009 due to the large increase in sales and the addition of the two new subsidiaries, MSK and Unicircuit Operating margin as a percent of sales was 8.3% in fiscal 2009 compared to 11.7% in fiscal 2008. The drop in operating income as a percent of sales in fiscal 2009 was due to the inclusion of $3.2 million (3.3% of Space & Defense sales) of combined acquisition related inventory step-up and intangible amortization costs resulting from the acquisition of MSK and Unicircuit and a $2.0 million increase in Space & Defense Group R&D expense in fiscal 2009 compared to fiscal 2008 at the Company's East Syracuse operation related to a number of new defense projects.

Other Income. Other income primarily consists of interest income received on invested cash balances and rental income. Other income decreased 53.2% to $1.1 million in fiscal 2009 compared to $2.3 million for fiscal 2008. This decrease was caused by the decline in available investable cash due to the purchase of treasury shares in the first quarter of fiscal 2009 and the decline in interest rates year over year.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in fiscal 2009 was $1.5 million (0.9% of net sales), compared to $0.1 million for fiscal 2008. This increase was due to the interest expense generated by the Company's borrowings starting in the first quarter of fiscal 2009 to finance the acquisitions of MSK and Unicircuit The Company borrowed a total of $49.8 million under its $50.0 million revolving declining line of credit in the first quarter. These borrowings bear interest at the 90 day LIBOR, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and was approximately 2.5% for the fourth quarter of fiscal 2009.

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

Discontinued Operations. Income from discontinued operations for fiscal 2008 included $0.8 million due to the reduction of an unrecognized tax benefit resulting from the lapse of the applicable statute of limitations related to the prior dissolution of the Company's European subsidiary, Anaren Europe, B.V.

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

Income Taxes

In accordance with the liability method of accounting for income taxes, the provision for income taxes is the sum of income taxes both currently payable and deferred. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the bases of assets and liabilities for financial reporting purposes and the tax bases of assets and liabilities as measured by the enacted tax rates that management estimates will be in effect when the differences reverse.

Beginning in 2007, the Company adopted the standards that govern the accounting for uncertainty in income taxes, to assess and record income tax uncertainties. The standards prescribe a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for uncertain tax positions when it believes that certain tax positions do not meet the more likely than not threshold. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of the statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate. The Company follows FASB ASC 740, Income Taxes for accounting for our uncertain tax positions.

Changes could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and tax rates could affect the valuation of deferred tax assets and liabilities, thereby changing the income tax provision. Also, significant declines in taxable income could materially impact the realizable value of deferred tax assets. At June 30, 2010, we had $9.7 million of deferred tax assets on our balance sheet and a valuation allowance of $0.5 million has been established for certain deferred tax assets as it is more likely than not that they will not be realized.

A 1% increase in the effective tax rate would increase the current year provision by $0.2 million, reducing diluted earnings per share by $0.01 based on shares outstanding at June 30, 2010.

Equity Based Compensation

The Company records compensation costs related to stock-based awards in accordance with the share-based payment accounting rules and related Securities and Exchange Commission rules. Under the fair value recognition provisions of the guidance, the Company measures stock-based compensation cost at the grant date based on the fair value of the award.

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

The Company utilizes the Black-Scholes Options Pricing Model to determine the fair value of stock options under the stock option guidance. The Company is required to make certain assumptions with respect to selected Black Scholes model inputs, including expected volatility, expected life, expected dividend yield and the risk-free interest rate. Expected volatility is based on the historical volatility of the Company's stock over the most recent period commensurate with the estimated expected life of the stock options. The expected life of stock options granted, which represents the period of time that the stock options are expected to be outstanding, is based, primarily, on historical data. The expected dividend yield is based on history and the expectation of dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life.

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

There is a high degree of subjectivity involved in selecting assumptions to be utilized to determine fair value and forfeiture assumptions. If factors change and result in different assumptions in the application of the share-based payment accounting rules in future periods, the expense that we record for future grants may differ significantly from what we have recorded in the current period. Additionally, changes in performance of the Company or individuals who have been granted performance-based awards that affect the likelihood that performance based targets are achieved could materially impact the amount of stock-based compensation expense recognized.

A 1% change in our stock based compensation expense would increase/decrease current year net income by less than $0.1 million, and would have no effect on the earnings per diluted share.

Impairment of Marketable and Non-Marketable Securities

The Company periodically reviews the marketable securities, as well as the non-marketable securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is "other-than-temporary" as defined under the investment in debt and equity security rules. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent and ability to hold an investment. If any impairment is considered "other-than-temporary," the Company will write down the asset to its fair value and take a corresponding charge to our Consolidated Statement of Income. At June 30, 2010, the Company has $0.4 million recorded in accumulated other comprehensive income related to a write-down of its available-for-sale security. Currently this write-down is at the value that is guaranteed by the federal government. A 1% change in the valuation of the security would increase/decrease the Company's net assets by an immaterial amount.

Valuation of Inventory

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventory standard costing requires complex calculations that include assumptions for overhead absorption, scrap, sample calculations, manufacturing yield estimates and the determination of which costs are capitalizable. The valuation of inventory requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. Variations in methods or assumptions could have a material impact on the Company's results. If the Company's demand forecast for specific products is greater than actual demand and it fails to reduce manufacturing output accordingly, the Company could be required to record additional inventory reserves, which would have a negative impact on net income. A 1% write-down of our inventory would decrease current year net income by approximately $0.2 million, or approximately $0.01 per diluted share. As of June 30, 2010 we have $31.4 million of inventory recorded on our balance sheet representing 13% of total assets.

Employee Benefit Plans

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

The Company uses longer-term historical actual return experience with consideration of the expected investment mix of the plans' assets, as well as future estimates of long-term investment returns, to develop its expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. The Company's investment return assumption for the Pension Plan was 8.5% for both fiscal 2010 and 2009. At June 30, 2010, the Pension Plan was approximately 59% equity investments and 41% cash and fixed income investments, while the Postretirement Health Care Benefits Plan was unfunded.

A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits accounting reflects, at June 30 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company's discount rates for measuring its pension obligations were 5.30% and 6.85% at June 30, 2010 and 2009, respectively. The Company's discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 5.20% and 6.37% at June 30, 2010 and 2009, respectively.

A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases. The Company's fiscal 2010, 2009 and 2008 rate for future compensation increase for the Pension Plan was 4%. For Postretirement Health Care Benefits Plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. Based on this review, the health care cost trend rates used to determine the June 30, 2010 accumulated postretirement benefit obligation are 7.3% - 10.0% for 2010, with a declining trend rate of about 0.8% - 0.4% each year until it reaches 5% by fiscal 2017, with a flat 5% rate for fiscal 2017 and beyond.

For the fiscal years ended June 30, 2010, 2009 and 2008, the Company recognized net periodic pension expense of $0.6 million, $0.3 million and $0.1 million, respectively, related to its pension plan. Cash contributions of $.870 million were made to the U.S. pension plans in fiscal 2010. The Company expects to make cash contributions of approximately $0.2-$0.5 million to its pension plan during fiscal 2011.

The 2010 and 2009 fiscal year Postretirement Health Care Benefits Plan actual expenses were $0.1 million and $0.2 million, respectively. Cash contributions of $0.1 million were made to this plan in fiscal 2010. The Company expects to make $.2 million in cash contributions to the Postretirement Health Care Benefits Plan in fiscal 2011.

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

The Company performs an annual review using March 31 as the test date, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill and other indefinite lived intangible assets are impaired. The Company assesses goodwill for impairment by comparing the fair value of the reporting units to their carrying value to determine if there is potential impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based primarily on the income approach, however where appropriate, the market approach or appraised values are also used. Definite-lived intangible assets such as purchased technology, non-compete agreements, and customer lists are reviewed at least quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. Indefinite lived intangible assets, such as tradenames, are evaluated for impairment by using the income approach.

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

The Company makes certain estimates and assumptions that affect the determination of the expected future cash flows from reporting units for its goodwill impairment testing. These include sales growth, cost of capital, and projections of future cash flows. The fair value exceeded the reporting units' value for the Company's 2010 goodwill impairment test ranged from approximately 30% to 50%. Significant changes in these estimates and assumptions could create future impairment losses to goodwill.

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

A 1% change in the amortization of our intangible assets would increase/decrease current year amortization approximately $0.014 million and would have an immaterial impact on net income and earnings per diluted share. As of June 30, 2010 the Company has $52.6 million of intangible assets recorded on our balance sheet representing 22% of total assets. This includes $7.2 million of amortizing intangible assets, $3.0 million of indefinite lived intangible assets and $42.4 million of goodwill.

Liquidity and Capital Resources

Net cash provided by operations for the years ended June 30, 2010, 2009 and 2008 was $28.1 million, $28.4 million and $12.0 million, respectively. The positive cash flow from operations in fiscal 2010 was due to profit before depreciation and amortization of $10.2 million and equity based compensation expense of $3.8 million. 2010 operating cash flow was further enhanced by a decrease in inventory of $3.9 million, which was partially off-set by a net increase in receivables of $3.6 million. The positive cash flow from operations in fiscal 2009 was due to income before depreciation and amortization of $9.8 million, equity based compensation of $4.0 million and was further enhanced by a combined decrease in inventory and accounts receivable of $7.9 million. In fiscal year 2008 the positive cash flow from operations was due primarily to income before depreciation and amortization of $7.4 million, equity based compensation of $3.7 million, and was partially off-set by a combined increase in inventory and accounts receivable amounting to $6.0 million.

Net cash used in investing activities in fiscal 2010 was $13.1 million and consisted of $8.5 million from the net purchase of marketable debt securities and $4.9 million used to pay for capital additions. Net cash used in investing activities in fiscal 2009 was $35.7 million and consisted of net maturities of marketable debt securities of $19.3 million, net of capital expenditures of $6.8 million and payments of $48.2 million used to purchase MSK and Unicircuit in the first quarter of that fiscal year. Net cash provided by investing activities in fiscal 2008 was $20.1 million and consisted of net maturities of marketable debt securities of $32.5 million, less capital expenditures of $12.4 million.

Net cash used in financing activities in fiscal 2010 was $14.4 million and consisted of $9.8 million used to pay long-term debt and $7.9 million used to purchase approximately 560,000 treasury shares, net of $3.3 million generated by cash receipts and tax benefits from the exercise of stock options. Net cash provided by financing activities in fiscal 2009 was $46.4 million and consisted of $2.7 million received from the exercise of stock options and borrowings of $49.8 million under the Company's revolving declining line of credit to finance the acquisitions of MSK and Unicircuit, net of $1.2 million used to pay off an acquired mortgage and $5.0 million used to purchase 471,000 treasury shares. Net cash used in financing activities in fiscal 2008 was $29.5 million. In fiscal 2008, $784,000 was provided by cash and tax benefits resulting from stock option exercises and $30.2 million was used to purchase 2.0 million shares of the Company's common stock for treasury.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At June 30, 2010, there were approximately 516,000 shares remaining under the current Board repurchase authorization.

At June 30, 2010, the Company had approximately $73.7 million in cash, cash equivalents, and marketable securities and has had positive operating cash flow for over ten consecutive years. The Company believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations and its newly secured line of credit.

At June 30, 2010, as a result of the decline in the stock market, the assets in the Company's defined benefit plan have declined approximately 6% from July 1, 2007 when the plan was considered to be fully funded. Due to this decline, the Company was required to make a $0.1 million deposit into the plan by March 15, 2009 to meet the 92% funding requirement for the July 1, 2008 measurement date and made an additional contribution of approximately $0.6 million by March 2010 to meet the 94% funding requirement for the July 1, 2009 measurement date valuation. Despite the partial recovery in the market in fiscal 2010, it is likely that the Company will have to make additional contributions of between $0.2 million and $0.5 million to the Pension Plan by March 2011 to meet the current required funding standards as of July 1, 2010. Additionally, due to a decline in the market value of the Pension Plan's assets, it is expected that the net periodic pension benefit cost will be approximately $0.6 million in fiscal 2011.

At June 30, 2010, the Company had $40.0 million outstanding under its note of which $10.0 million was scheduled for repayment on July 31, 2010. The Company has made this payment from its currently available cash balances in July 2010. Availability of credit under the line declines 20% annually on the anniversary date of the note and any outstanding principal balance in excess of the new line limit is due and payable at that time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a) (4) of Reg S-K, other than operating leases which do not represent a significant cost to the Company.

Disclosures About Contractual Obligations and Commercial Commitments
Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

(in thousands)                                       Payment Due by Period
                                             Less
Contractual Obligations          Total    Than  1 Yr.    2 - 3 Yrs.    4 - 5 Yrs.    Over 5 Yrs.
                                 -------  -----------    ----------    ----------    -----------
Contractual obligations
Debt and Interest Payments       $40,823    $10,400       $20,412        $10,011        $   --
Operating Lease Obligations        2,184      1,062           860            262            --
Other Long-Term Liabilities(1)       425         65           130            130           100
Pension Benefits                   5,698        591         1,279          1,367         1,819

The unrecognized tax benefits that are recorded in other long-term liabilities in the Company's condensed consolidated balance sheet are not anticipated to be paid within one year of the balance sheet date; and the time period for when a cash payout on these unrecognized tax benefits can not be anticipated or estimated do to the uncertainty and as such are not included in the above table.

      (1) Deferred Compensation

Recent Accounting Pronouncements

In October 2009, new accounting guidance was issued related to the accounting for revenue recognition from arrangement with multiple deliverables. This guidance removes the "objective-and-reliable-evidence-of-fair-value" criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the "Fair Value Measurements and Disclosures" guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning July 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company's consolidated financial statements when it becomes effective in 2012.

In January 2009, new accounting guidance which requires more detailed disclosures about employers' plan assets, including employers' investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Other than for some additional disclosures in the Annual Report on Form 10-K, adoption of this guidance will not have an effect on the Company's consolidated financial statements.

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

As of June 30, 2010, the Company had cash, cash equivalents and marketable securities of $73.7 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 18 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from June 30, 2010 rates, or 0.05%, would have reduced net income and cash flow by approximately $34,000, or $0.0023 per diluted share of common stock for the year. Due to the relatively short maturities of these securities and the Company's ability to hold those investments to maturity, we do not believe that an immediate decrease in interest rates would have a material effect on our financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

As of June 30, 2010, the Company had $40.0 million in outstanding debt under its revolving line of credit with Keybank. The line consists of a $50.0 million revolving credit note (Note 8) for which principal amounts are due on July 31, 2010, and on each anniversary date thereafter through July 31, 2013. Borrowings under the Note, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points or at the Keybank's prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the three months ended June 30, 2010, the weighted average interest rate on the outstanding borrowings was 1.29%. Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise. A hypothetical increase in market interest rate of 10.0% from June 30, 2010 rates, or 0.129%, would have reduced net income and cash flow by approximately $33,000, or $.002 per diluted share for the year ending June 30, 2010.

Item 8. Financial Statements and Supplementary Data

The information required by this item 8, is incorporated herein by reference from the report of independent Registered Public Accounting Firms and from our consolidated financial statements, notes to consolidated financial statements and supplementary data: quarterly financial data (unaudited) Note (19) included in this Annual Report on Form 10-K in Part IV, Item 15. Exhibits and Financial Statements Schedules.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

A.    Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers") as of June 30, 2010. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010.

B.    Changes in Internal Control Over Financial Reporting

There were no changes in the registrant's internal control over financial reporting during the year ended June 30, 2010 to which this Annual Report Form 10-K relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's system of internal control over financial reporting was effective as of June 30, 2010.

The effectiveness of the Company's internal control over financial reporting has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anaren, Inc.
East Syracuse, New York

We have audited the internal control over financial reporting of Anaren, Inc. and subsidiaries (the "Company") as of June 30, 2010, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2010 of the Company and our report dated August 13, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Rochester, New York
August 13, 2010

Item 9B. Other Information
Not Applicable.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information under the heading "Executive Officers of the Company" in Part I, Item 1 of this Annual Report on Form 10-K, which is incorporated by reference in this item and the information about our Code of Ethics and Business Conduct below, the information required by this Item 10 is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held in 2010 (the "2010 Proxy Statement").

Our Board of Directors adopted Anaren's Code of Ethics and Business Conduct
(Code), which outlines the ethical principles that provide the foundation for the Company's dealings with customers, suppliers, shareholders, the investment community and employees. The Code is applicable to all employees including executive officers, and to the Company's directors. The Code, as revised in February 2006, has been distributed to all employees and is publically available for review on the Company's website, www.anaren.com under Investors/Governance. If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver, from a provision of the Code to an executive officer, the Company will disclose the nature of the amendment or waiver on its website at www.anaren.com under Investors/Governance.

Item 11. Executive Compensation

Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director
Independence

Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10K:

1. Financial Statements

                                                                          Page
   Reports of Independent Registered Public Accounting Firms             37 - 38
   Consolidated Balance Sheets as of June 30, 2010 and 2009                39
   Consolidated Statements of Income for the years ended June 30, 2010,
   2009 and 2008                                                           40
   Consolidated Statements of Stockholders' Equity and Comprehensive
   Income for the years ended June 30, 2010, 2009 and 2008                 41
   Consolidated Statements of Cash Flows for the years ended  June 30,
   2010, 2009 and 2008                                                     42
   Notes to Consolidated Financial Statements                            43 - 66

2.  Financial Statement Schedules
    None

3. Exhibits

   The exhibits listed in the accompanying Index to Exhibits are filed or incorporated herein by reference as part of this Annual Report on Form 10K.

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

Date: August 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                          Title                        Date
/s/ Lawrence A. Sala      President, Chief Executive Officer    August 13, 2010
--------------------      and Chairman of the Board, Director
Lawrence A. Sala          (Principal Executive Officer)


/s/ George A. Blanton     Sr. Vice President, Chief             August 13, 2010
---------------------     Financial Officer, Treasurer
George A. Blanton         (Principal Financial Officer)


/s/ Carl W. Gerst, Jr.    Chief Technical Officer, Vice         August 13, 2010
----------------------    Chairman of the Board and Director
Carl W. Gerst, Jr.

/s/ Dale F. Eck           Director                              August 13, 2010
---------------
Dale F. Eck

/s/ Matthew S. Robison    Director                              August 13, 2010
----------------------
Matthew S. Robison

/s/ David L. Wilemon      Director                              August 13, 2010
--------------------
David L. Wilemon

/s/ James G. Gould        Director                              August 13, 2010
------------------
James G. Gould

/s/ Robert U. Roberts     Director                              August 13, 2010
---------------------
Robert U. Roberts

/s/ John L. Smucker       Director                              August 13, 2010
-------------------
John L. Smucker

/s/ Patricia T. Civil     Director                              August 13, 2010
---------------------
Patricia T. Civil

/s/ Louis J. De Santis    Director                              August 13, 2010
----------------------
Louis J. De Santis

                                  ANAREN, INC.

                        Consolidated Financial Statements

                             June 30, 2010 and 2009

     (With Report of Independent Registered Public Accounting Firms Thereon)

                                  ANAREN, INC.

                                      Index

The following documents are filed as part of this report:
                                                                           Page

Reports of Independent Registered Public Accounting Firms                37 - 38
Consolidated Balance Sheets as of June 30, 2010 and 2009                    39
Consolidated Statements of Income for the years ended
  June 30, 2010, 2009 and 2008                                              40
Consolidated Statements of Stockholders' Equity and Comprehensive
  Income for the years ended June 30, 2010, 2009 and 2008                   41
Consolidated Statements of Cash Flows for the years ended
  June 30, 2010, 2009 and 2008                                              42
Notes to Consolidated Financial Statements                               43 - 66

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anaren, Inc.
East Syracuse, New York

We have audited the accompanying consolidated balance sheets of Anaren, Inc. and subsidiaries (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2010 and 2009 consolidated financial statements present fairly, in all material respects, the financial position of Anaren, Inc. and subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Rochester, New York
August 13, 2010

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Anaren, Inc.:

We have audited the accompanying consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Anaren, Inc. and subsidiaries results of operations and cash flows for the year ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 15 to the consolidated financial statements, the Company adopted the accounting rules for uncertainty in income taxes, effective July 1, 2007.

/s/ KPMG LLP

Syracuse, New York
September 15, 2008

                                  ANAREN, INC.
                           Consolidated Balance Sheets
                             June 30, 2010 and 2009
                    (in thousands, except per share amounts)

                                                            2010          2009
                                                          ---------    ---------
                         ASSETS
                         ------
Assets:
     Cash and cash equivalents                            $  50,521    $  49,893
     Securities held to maturity                              2,334       11,810
     Receivables, less allowances of $375 and $397
        in 2010 and 2009, respectively                       29,124       24,465
     Inventories                                             31,361       35,282
     Prepaid expenses and other current assets                2,916        4,033
     Deferred income taxes                                    1,955        1,547
                                                          ---------    ---------
        Total current assets                                118,211      127,030
     Securities available-for-sale                            1,051        1,051
     Securities held to maturity                             19,756        2,079
     Other assets                                             1,031           27
     Property, plant, and equipment, net                     48,711       52,889
     Goodwill                                                42,435       42,635
     Other intangible assets, net of
     accumulated amortization                                10,153       11,344
                                                          ---------    ---------
     Total assets                                         $ 241,348    $ 237,055
                                                          =========    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Liabilities and Shareholders' Equity:
      Current installments of long-term debt obligation   $  10,000    $   9,800
      Accounts payable                                        9,271        6,991
      Accrued expenses                                        5,661        5,208
      Deferred income taxes                                      --          177
      Customer advance payments                                 888          118
      Other current liabilities                               2,920        2,525
                                                          ---------    ---------
        Total current liabilities                            28,740       24,819
     Deferred income taxes                                      726        2,103
     Pension and postretirement benefit obligation            7,083        6,496
     Long-term debt obligation                               30,000       40,000
     Other liabilities                                        1,873        2,692
                                                          ---------    ---------
     Total liabilities                                       68,422       76,110
                                                          ---------    ---------
Commitments and contingencies (notes 17 and 18)
Stockholders' Equity:
      Common stock, $0.01 par value. Authorized 200,000
      shares; issued 28,506 and 28,007 at June 30, 2010
      and 2009, respectively                                   285          280
      Additional paid-in capital                           206,193      199,597
      Retained earnings                                    118,111      104,399
      Accumulated other comprehensive loss                  (2,813)      (2,397)
                                                         ---------    ---------
                                                           321,776      301,879
       Less 13,811 and 13,251 treasury shares at
         June 30, 2010 and 2009, respectively, at cost     148,850      140,934
                                                         ---------    ---------
        Total stockholders' equity                         172,926      160,945
                                                         ---------    ---------
      Total liabilities and stockholders' equity         $ 241,348    $ 237,055
                                                         =========    =========

           See accompanying notes to consolidated financial statements

                                  ANAREN, INC.
                        Consolidated Statements of Income
                    Years ended June 30, 2010, 2009 and 2008
                    (in thousands, except per share amounts)

                                               2010         2009         2008
                                            ---------    ---------    ---------
Net Sales                                   $ 168,789    $ 166,905    $ 131,316
Cost of Sales                                 106,512      112,289       90,838
                                            ---------    ---------    ---------
        Gross profit                           62,277       54,616       40,478
Operating Expenses:
   Marketing                                    9,671        8,967        7,019
   Research and development                    14,782       12,986       10,410
   General and administrative                  19,040       18,636       13,592
   Restructuring                                   --           --          255
                                            ---------    ---------    ---------
        Total operating expenses               43,493       40,589       31,276
                                            ---------    ---------    ---------
        Operating income                       18,784       14,027        9,202
Other income (expense):
   Interest expense                              (590)      (1,482)         (79)
   Other, primarily interest income               368        1,088        2,322
                                            ---------    ---------    ---------
        Total other income (expense), net        (222)        (394)       2,243
                                            ---------    ---------    ---------
        Income from continuing
        operations before income taxes         18,562       13,633       11,445
Income tax expense                              4,850        3,774        2,982
                                            ---------    ---------    ---------
        Income from continuing operations      13,712        9,859        8,463

Discontinued operations:
   Income tax benefit                              --           --          770
                                            ---------    ---------    ---------
        Net income from discontinued
          operations                               --           --          770
                                            ---------    ---------    ---------
        Net income                          $  13,712    $   9,859    $   9,233
                                            =========    =========    =========
Basic earnings per share:
   Income from continuing operations        $    0.98    $    0.71    $    0.57
   Income from discontinued operations             --           --         0.05
                                            ---------    ---------    ---------
      Net income                            $    0.98    $    0.71    $    0.62
                                            =========    =========    =========
Diluted earnings per share:
   Income from continuing operations        $    0.94    $    0.70    $    0.56
   Income from discontinued operations             --           --         0.05
                                            ---------    ---------    ---------
      Net income                            $    0.94    $    0.70    $    0.61
                                            =========    =========    =========
Weighted average common shares
   Outstanding:
      Basic                                    14,010       13,911       14,827
                                            =========    =========    =========
      Diluted                                  14,537       14,179       15,068
                                            =========    =========    =========

           See accompanying notes to consolidated financial statements

                                  ANAREN, INC.
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                    Years ended June 30, 2010, 2009 and 2008
                    (in thousands, except per share amounts)

                                                                                               Accumulated
                                                 Comprehensive Common   Additional               Other                     Total
                                                    Income     Stock     Paid-in     Retained Comprehensive  Treasury  Stockholders'
                                                    (loss)     Amount    Capital     Earnings    (Loss)       Stock       Equity
                                                 ------------- ------   ----------   -------- ------------- ---------- -------------
Balance at June 30, 2007                                       $  271   $ 187,878    $ 85,307   $   (985)   $(105,677)   $ 166,794
Comprehensive income:
  Net income                                       $  9,233        --          --       9,233         --           --        9,233
  Other comprehensive loss:
    Foreign currency translation adjustment           1,005        --          --          --         --           --           --
    Minimum pension liability adjustment,
       net of tax of $92                               (179)       --          --          --         --           --           --
                                                   --------
    Mark to market available-for-sale investments      (185)       --          --          --         --           --           --
                                                   --------
Other comprehensive income                              641        --          --          --        641           --          641
                                                   ========
               Total comprehensive income          $  9,874
Purchase of treasury stock (2,028 shares)                          --          --          --         --      (30,243)     (30,243)
Exercise of stock options under the equity plans                    3         663          --         --           --          666
Tax benefit from exercise of stock options                         --         119          --         --           --          119
Equity based compensation                                          --       3,654          --         --           --        3,654
                                                               ------   ---------    --------   --------    ---------    ---------
Balance at June 30, 2008                                       $  274   $ 192,314    $ 94,540   $   (344)   $(135,920)   $ 150,864
Comprehensive income:
  Net income                                       $  9,859        --          --       9,859         --           --        9,859
  Other comprehensive loss:
    Foreign currency translation adjustment              34        --          --          --         --           --           --
    Minimum pension liability adjustment,
       net of tax of $970                            (1,883)       --          --          --         --           --           --
    Mark to market available-for-sale investments      (204)       --          --          --         --           --           --
                                                   --------
Other comprehensive loss                             (2,053)       --          --          --     (2,053)          --       (2,053)
                                                   --------
               Total comprehensive income          $  7,806
                                                   ========
Purchase of treasury stock (471 shares)                            --          --          --         --       (5,014)      (5,014)
Exercise of stock options under the equity plans                    3       3,074          --         --           --        3,077
Issuance of restricted stock                                        3          (3)                                              --
Tax benefit from exercise of stock options                         --         200          --         --           --          200
Equity based compensation                                          --       4,012          --         --           --        4,012
                                                               ------   ---------    --------   --------    ---------    ---------
Balance at June 30, 2009                                       $  280   $ 199,597    $104,399   $ (2,397)   $(140,934)   $ 160,945
Comprehensive income:
  Net income                                       $ 13,712        --          --      13,712         --           --       13,712
  Other comprehensive loss:
    Foreign currency translation adjustment              62        --          --          --         --           --           --
    Minimum pension liability adjustment,
       net of tax of $247                              (478)       --          --          --         --           --           --
                                                   --------
Other comprehensive loss                               (416)       --          --          --       (416)          --         (416)
                                                   --------
               Total comprehensive income          $ 13,296
                                                   ========
Purchase of treasury stock (560 shares)                            --          --          --         --       (7,916)      (7,916)
Exercise of stock options under the equity plans                    2       2,725          --         --           --        2,727
Issuance of restricted stock                                        3          (3)                                              --
Tax benefit from exercise of stock options                         --         144          --         --           --          144
Equity based compensation                                          --       3,730          --         --           --        3,730
                                                               ------   ---------    --------   --------    ---------    ---------
Balance at June 30, 2010                                       $  285   $ 206,193    $118,111   $ (2,813)   $(148,850)   $ 172,926
                                                               ======   =========    ========   ========    =========    =========

          See accompanying notes to consolidated financial statements.

                                  ANAREN, INC.
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 2010, 2009 and 2008
                                 (in thousands)

                                                                          2010         2009        2008
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                         $ 13,712    $  9,859    $  9,233
      Net income from discontinued operations                                  --          --         770
                                                                         --------    --------    --------
         Net income from continuing operations                             13,712       9,859       8,463
      Adjustments to reconcile net income from continuing
      operations to net cash provided by operating activities:
      Depreciation                                                          8,716       8,400       6,764
      Loss on disposal of fixed assets                                        262          64         152
      Amortization                                                          1,471       1,425         605
      Deferred income taxes                                                (1,582)       (352)       (936)
      Equity based compensation                                             3,775       4,027       3,676

      Changes in operating assets and liabilities:
         Receivables                                                       (4,658)      5,056      (3,177)
         Inventories                                                        3,876       2,818      (2,671)
         Prepaid expenses and other current assets                           (325)       (474)        230
         Accounts payable                                                   2,279      (2,802)     (1,594)
         Accrued expenses                                                     454       1,646      (1,327)
         Customer advance payments                                            770      (1,381)        (60)
         Other liabilities                                                   (510)     (2,157)      1,740
         Pension and postretirement benefit obligation                       (139)      2,268          90
                                                                         --------    --------    --------
           Net cash provided by operating activities                       28,101      28,397      11,955
                                                                         --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                 (4,841)     (6,831)    (12,383)
      Escrow claim received (payments made) related to the M.S.
         Kennedy and Unicircuit acquisitions, net of cash acquired            154     (48,166)
      Proceeds from sale of property, plant, and equipment                     50          --          --
      Maturities of held to maturity and available-for-sale
         securities                                                        12,755      22,459      64,831
      Purchases of held to maturity and available-for-sale
         securities                                                       (21,236)     (3,130)    (32,324)
                                                                         --------    --------    --------
           Net cash provided by (used in) investing activities            (13,118)    (35,668)     20,124
                                                                         --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on mortgage payable                                             --      (1,209)         --
      Proceeds from (payments on) note payable                             (9,800)     49,800          --
      Stock options exercised                                               3,163       2,641         666
      Excess tax benefit from exercise of stock options                       144         200         118
      Purchase of treasury stock                                           (7,916)     (5,014)    (30,243)
                                                                         --------    --------    --------

           Net cash provided by (used in) financing activities            (14,409)     46,418     (29,459)
                                                                         --------    --------    --------
Effect of exchange rates on cash                                               54          35         179
                                                                         --------    --------    --------
           Net increase in cash and cash equivalents                          628      39,182       2,799
Cash and cash equivalents, beginning of year                               49,893      10,711       7,912
                                                                         --------    --------    --------
Cash and cash equivalents, end of year                                   $ 50,521    $ 49,893    $ 10,711
                                                                         ========    ========    ========

           See accompanying notes to consolidated financial statements

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

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

To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware). The amount of unbilled accounts receivable at June 30, 2010 and 2009 is $0.7 million and $0.5 million, respectively.

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

(d) Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and short-term cash investments that are highly liquid in nature and have original maturities of three months or less at the date acquired.

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

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

A decline in the fair value of any available-for-sale or held to maturity security, that is deemed other than temporary, is charged to earnings resulting in the establishment of a new cost basis for the security, and dividend and interest income are recognized when earned. The Company records their available-for-sale securities at market value through accumulated other comprehensive income. The reduction in market value of the available-for-sale securities at June 30, 2010 and 2009 is $0.4 million and $0.4 million, respectively.

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

(h) Warranty

The Company provides warranty policies on its products. In addition, the Company incurs costs to service our products in connection with specific product performance issues. Liability for product warranties are based upon expected future product performance and durability, and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the carrying amount of product warranty reserves for the year ended June 30, 2010, is as follows:

                    (amounts in thousands)
                    Balance as of July 1, 2009         $ 434
                    Additions                            440
                    Costs incurred                      (450)
                    Adjustments                         (104)
                                                       -----
                    Balance as of June 30, 2010        $ 320
                                                       =====

(i) Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation of land improvements and buildings is calculated by the straight-line method over an estimated service life of 25-30 years. Machinery and equipment, and furniture and fixtures are depreciated by the straight-line method based on estimated useful lives of 5 to 10 years. Leasehold improvements are depreciated over the remaining lives of the improvements or the lease term, whichever is shorter.

(j) Goodwill and Tradenames

Goodwill represents the excess of purchase price over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. Tradenames represent the estimated fair value of corporate and product names acquired from the MSK and Unicircuit acquisitions, which will be utilized by the Company in the future.

Goodwill and tradenames are tested annually for impairment at the reporting unit level in the fourth quarter, using March 31, 2010 as the test date, of the Company's fiscal year, or more frequently if there is an indication of an impairment, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. During 2010, 2009 and 2008, the Company did not record any impairments on its goodwill; and did not record any impairments on tradenames during fiscal 2010 and 2009.

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

(k) Long-Lived Assets

The Company accounts for impairment and disposal of long-lived assets, excluding goodwill and tradenames, in accordance with the accounting rules relating to the impairment or disposal of long-lived assets. The rules set forth criteria to determine when a long-lived asset is held for sale and held for use. Such criteria specify that the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets. In addition, the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, generally within one year. The rules require recognition of an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. An impairment loss is measured as the difference between the carrying amount and fair value of the asset. The Company evaluates its long-lived assets if impairment indicators arise. During 2010, 2009 and 2008, the Company did not record any impairment on its long-lived assets.

(l) Foreign Currency Translation

The financial statements of the Company's subsidiary in China have been translated into U.S. dollars in accordance with the foreign currency translation accounting rules. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The resulting cumulative translation adjustment of approximately $1.5 million and $1.4 million at June 30, 2010 and 2009, respectively, is reflected as accumulated other comprehensive income, a component of stockholders' equity.

(m) Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the stock option and restricted stock plans. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 1,071,000, 792,000, and 1,682,000 at June 30, 2010, 2009, and 2008, respectively. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and diluted shares for use in the calculation of earnings per share as of June 30:

                                                        For the Years Ended
                                                     ---------------------------
                                                      2010       2009     2008
                                                     -------   -------   -------
(amounts in thousands)
Numerator:
Earnings available to common stockholders            $13,712   $ 9,859   $ 9,233
                                                     =======   =======   =======
Denominator:
Denominator for basic earnings per share
outstanding                                           14,010    13,911    14,827
                                                     =======   =======   =======
Denominator for diluted earnings per share:
   Weighted average shares outstanding                14,010    13,911    14,827
Common stock options and restricted stock                527       268       241
                                                     -------   -------   -------
Weighted average shares                               14,537    14,179    15,068
                                                     =======   =======   =======

(n) Equity Based Compensation

Option grants were valued using a Black-Scholes option valuation model. The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest was based on the zero coupon U.S. Treasury bond rates appropriate for the expected term of the award. There are no expected dividends as the Company does not currently plan to pay dividends on its common stock. Expected stock price volatility was based on historical volatility levels of the Company's common stock. The expected term is estimated by using the actual contractual term of the awards and the expected length of time for the employees to exercise the awards.

(o) Research and Development Costs

Research and development costs are expensed as incurred. These costs are costs of salaries, support, benefits, and materials used in the research and development of new products or processes.

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

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

The Company applies the accounting standards as it relates to accounting for uncertainty in income taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The accounting rules prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.

(q) Cash Flow Supplemental Disclosure

                                                        For the Years Ended
                                                     ---------------------------
                                                      2010      2009       2008
                                                     ------   --------    ------
(amounts in thousands)
Cash paid during the year for:
   Interest                                          $  711   $  1,204    $   25
                                                     ------   --------    ------
   Taxes paid (net of refunds)                        6,145      3,470     3,319
                                                     ------   --------    ------
Fixed asset purchases included in accounts               --         --       581
payable

     Fair value of assets acquired, including
        cash acquired                                $   --   $ 59,884    $   --
     Less - liabilities assumed                          --     (8,832)       --
                                                     ------   --------    ------
     Net assets acquired                                 --     51,052        --
     Less - acquisition costs from fiscal 2008           --       (330)       --
     Less - cash acquired                                --     (2,556)       --
                                                     ------   --------    ------
     Net cash paid for purchases of businesses       $   --   $ 48,166    $   --
                                                     ------   --------    ------

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

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

(s) Recent Accounting Pronouncements

In October 2009, new accounting guidance was issued related to the accounting for revenue recognition from arrangement with multiple deliverables. This guidance removes the "objective-and-reliable-evidence-of-fair-value" criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the "Fair Value Measurements and Disclosures" guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning July 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company's consolidated financial statements when it becomes effective in 2012.

(2) Acquisitions

In the first quarter of fiscal 2009, the Company acquired M.S. Kennedy Corp.
(MSK) and Unicircuit Inc. (Unicircuit) accordance with the purchase method of accounting, the acquired net assets are recorded at estimated fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of the two companies.

The following table summarizes the fair values of the combined assets acquired and liabilities assumed in the two acquisitions:

 (amounts in thousands)
Current assets                                                           $20,328
Property, plant and equipment                                             12,838
Goodwill                                                                  11,961
Intangible assets                                                         12,420
Other assets                                                               2,337
                                                                         -------
      Total assets acquired                                              $59,884

Current liabilities                                                      $ 4,825
Long-term liabilities                                                      4,007
                                                                         -------
   Total liabilities assumed                                               8,832
                                                                         -------

Net assets acquired                                                      $51,052
                                                                         =======

The following table sets forth the unaudited pro forma results of operations of the Company for the years ended June 30, 2009 and 2008, as if the MSK and the Unicircuit acquisition transactions occurred at the beginning of each fiscal year.

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

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

The pro forma results are presented for illustrative purposes only and do not include inventory step-up expenses for the year ended June 30, 2009; and do not include certain inventory adjustments made by the acquired companies as part of the acquisition process (approximately $1.5 million) for the year ended June 30, 2008. Although certain cost savings have resulted from the acquisition transactions, there can be no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition transactions had occurred as of the dates indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

(3) Intangible Assets

The major components of intangible assets are as follows:

                                              June 30, 2010      June 30, 2009
                                             Gross      Net     Gross      Net
                                           Carrying  Carrying  Carrying Carrying
(amounts in thousands)                       Amount   Amount    Amount   Amount
                                           --------  --------  -------  -------
Amortizable intangible assets:
   Customer relationships (10 years)        $ 7,530   $ 6,099   $7,530  $ 6,852
   Developed technology (5 years)               780       481      780      637
   Non-competition agreements (4 years)       1,130       593    1,130      875
                                            -------   -------   ------   ------
      Total                                 $ 9,440     7,173   $9,440    8,364

Nonamortizable intangible assets:
   Tradenames                                           2,980             2,980
                                                      -------           -------
      Total                                             2,980             2,980
                                                      -------           -------
Total intangible assets                               $10,153           $11,344
                                                      =======           =======

Intangible asset amortization expense for the years ended June 30, 2010, 2009 and 2008 aggregated $1.2 million and $1.1 million, and $0, respectively. Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense.

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

The following table represents the amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(amounts in thousands)
2011                                                                      $1,192
2012                                                                      $1,192
2013                                                                      $  937
2014                                                                      $  766
2015                                                                      $  753
Thereafter                                                                $2,333

The changes in the carrying amount of goodwill for the years ended June 30, 2010 and 2009, are as follows:

(amounts in thousands)
Balance, June 30, 2009                                                  $42,635
Purchase price adjustment received from escrow                             (154)
Tax adjustment resulting from acquisition                                   (46)
                                                                       --------
Balance, June 30, 2010                                                  $42,435
                                                                       --------

(4)  Securities

The amortized cost and fair value of securities are as follows:

                                                              June 30, 2010
---------------------------------------------------------------------------------------------
                                                            Gross        Gross
                                              Amortized  unrealized   unrealized
(amounts in thousands)                           cost       gains        losses    Fair value
---------------------------------------------------------------------------------------------
Securities available-for-sale:
   Auction rate securities                     $ 1,440       $ --         $(389)     $ 1,051

Securities held to maturity:
   Municipal bonds                             $21,088       $353         $  --      $21,441
   Corporate bonds                                 503          4            --          507
   Federal agency bonds                            499          7            --          506
                                               -------       ----         -----      -------
     Total securities held to maturity         $22,090       $364         $  --      $22,454
                                               =======       ====         =====      =======

                                                              June 30, 2009
---------------------------------------------------------------------------------------------
                                                            Gross        Gross
                                              Amortized  unrealized   unrealized
(amounts in thousands)                           cost       gains        losses    Fair value
---------------------------------------------------------------------------------------------
Securities available-for-sale:
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
                                               =======       ====         =====      =======

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

Contractual maturities of marketable debt securities held to maturity at June 30 are summarized as follows:

                                            2010                    2009
                                     -------------------------------------------
                                                  Fair                     Fair
                                                 market                   market
                                      Cost        value       Cost        value
                                     -------------------------------------------
(amounts in thousands)
 Within one year                     $ 2,334     $ 2,379     $11,810     $12,075
 One year to three years              19,756      20,075       2,079       2,124
                                     -------     -------     -------     -------
    Total                            $22,090     $22,454     $13,889     $14,199
                                     =======     =======     =======     =======

Contractual maturities of auction rate securities available for sale at June 30 are summarized as follows:

                                            2010                    2009
                                     -------------------------------------------
                                                  Fair                     Fair
                                                 market                   market
                                      Cost        value       Cost        value
                                     -------------------------------------------
(amounts in thousands)
One year to five years                $1,440      $1,051      $1,440      $1,051

The Company owns one auction rate security. The security has gone to auction once every 365 days, and since September 2008, the security has not been purchased. Therefore, based on the outlook of the auction process, the Company has recorded the security as long term. The Company has an escrow agreement in place which institutes a deemed sale of the investment at the second anniversary of the purchase date of MSK (August 2011). The Company believes there is no other than temporary impairment of this asset as of June 30, 2010. The Company has not recognized impairment losses in the years ended June 30, 2010, 2009 and 2008.

(5)  Fair Value Measurements

The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of June 30, 2010 because of the short maturity of these instruments. Also, the Company's carrying cost for its revolving credit note approximates fair value.

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

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2010:

                                                                 Total Carrying
                                                                     Value at
(amounts in thousands)          Level 1    Level 2    Level 3     June 30, 2010
--------------------------------------------------------------------------------

Cash equivalents                  $5,807     $--       $   --         $5,807

Available-for-sale securities         --      --        1,051          1,051

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

Valuation Techniques

The Level 3 security, noted in the table above, has an estimated cost value of $1.4 million. As of June 30, 2010 and June 30, 2009, this security was valued at $1.1 million. The Company's available-for-sale security is a debt security that is traded in an inactive market. After analyzing the underlying assets and structure of the student loan auction rate security, the Company has determined that the most appropriate method of deriving a value indication was a discounted cash flow analysis. The Company found that collateral characteristics, redemption probability, credit rating, and discount rates are the most important value drivers to determine an estimated fair value of the underlying security, and is classified within Level 3 of the valuation hierarchy.

(6) Inventories

Inventories at June 30 are summarized as follows:

(amounts in thousands)                                   2010            2009
                                                       --------        --------
Raw Materials                                          $ 17,319        $ 18,533
Work in process                                           9,396          12,664
Finished goods                                            4,646           4,085
                                                       --------        --------
                                                       $ 31,361        $ 35,282
                                                       ========        ========

(7) Property, Plant, and Equipment

Components of property, plant, and equipment at June 30 consist of the following:

(amounts in thousands)                                   2010            2009
                                                       --------        --------
Land and land improvements                             $  5,167        $  5,260
Construction in process                                   1,451             964
Buildings, furniture, and fixtures                       34,052          33,872
Machinery and equipment                                  62,267          58,865
                                                       --------        --------
                                                        102,937          98,961
Less accumulated depreciation                           (54,226)        (46,072)
                                                       --------        --------
                                                       $ 48,711        $ 52,889
                                                       ========        ========

(8)  Debt

The following table summarizes the long-term debt of the Company as of June 30, 2010 and June 30, 2009:


                                                       June 30,        June 30,
                                                         2010            2009
                                                       --------        --------
(amounts in thousands)
Revolving credit note                                  $ 40,000        $ 49,800
Less current maturities                                 (10,000)         (9,800)
                                                       --------        --------
Long-term debt, less current maturities                $ 30,000        $ 40,000
                                                       ========        ========

The following table summarizes the payments to be made on the long-term debt of the Company for the next five years:

(amounts in thousands)
2011                                                                     $10,000
2012                                                                     $10,000
2013                                                                     $10,000
2014                                                                     $10,000

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

The Company's current and long term debt consists of a loan agreement with Keybank National Association. The loan agreement consists of a $50 million revolving credit note ("Note"), for which principal amounts are due on August 1, 2009, and on each anniversary date thereafter through July 31, 2013 in accordance with the above schedule. The company made a payment of $10 million in July 2010. Availability of credit under the Note declines 20% annually on each anniversary date and any outstanding principal balance in excess of the credit availability is due and payable at that time. The Company's indebtedness and obligations are guaranteed by three of the Company's domestic subsidiaries, as well as, an assignment of the Company's interest in its foreign subsidiary.

Borrowings under the Note, at the Company's choice, bear interest at LIBOR, plus 100 to 425 basis points, or at Keybank prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the years ended June 30, 2010 and 2009, the weighted average interest rate on the outstanding borrowings was approximately 1.4% and 3.2%, respectively.

Borrowings under the Agreement are subject to operating covenants. The Company was in compliance with covenants as of June 30, 2010 and 2009.


(9) Accrued Expenses

Accrued expenses at June 30 consist of the following:

(amounts in thousands)                                   2010            2009
                                                       --------        --------
Compensation                                           $  4,483        $  3,638
Commissions                                                 730             760
Health insurance                                            423             685
Other                                                        25             125
                                                       --------        --------
                                                       $  5,661        $  5,208
                                                       ========        ========

(10) Other Liabilities

Other liabilities as of June 30 consist of the following:

(amounts in thousands)                                   2010            2009
                                                       --------        --------
Deferred compensation                                  $    425        $    243
Supplemental retirement plan                                670             584
Accrued lease                                             1,107           1,184
Warranty accrual                                            320             434
Income tax liability                                      1,610           1,747
Deferred grant income                                       375             375
Interest                                                    131             350
Other                                                       155             300
                                                       --------        --------
                                                          4,793           5,217
Less current portion                                     (2,920)         (2,525)
                                                       --------        --------
                                                       $  1,873        $  2,692
                                                       ========        ========

The Company is currently paying to a former employee's beneficiary approximately $0.1 million annually through 2020 (agreement extended 5 years in fiscal year
2010), or until the death of the employee's beneficiary.

(11) Stock-Based Compensation

The Company applies the fair-value recognition provisions of share-based payment accounting. This requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant-date fair value of the awards. The cost is recognized as compensation expense on a straight-line basis over the requisite service period of the awards.

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

Total stock-based compensation expense recognized for the years ended June 30, 2010, 2009, and 2008, broken out by operating expense category, is as follows for the year ended:

                                                                   June 30, 2010
                                                       Stock         Restricted          Total
                                                      option            stock         stock-based
(amounts in thousands)                                program          program       compensation
                                                      -------        ----------      ------------
Cost of goods sold                                    $   203           $  368          $  571
Marketing                                                  83              150             233
Research and development                                  236              428             664
General and administrative                                318            1,944           2,262
                                                      -------           ------          ------
     Total cost of stock-based compensation               840            2,890           3,730
Amounts expensed out of inventory for the year             16               29              45
                                                      -------           ------          ------
Net stock-based compensation expense                  $   856           $2,919          $3,775
                                                      =======           ======          ======
Amount of related income tax benefit
  recognized in income                                $   308           $1,051          $1,359
                                                      =======           ======          ======

                                                                   June 30, 2009
                                                       Stock         Restricted          Total
                                                      option            stock         stock-based
(amounts in thousands)                                program          program       compensation
                                                      -------        ----------      ------------
Cost of goods sold                                    $   503           $  388          $  891
Marketing                                                 157              133             290
Research and development                                  321              248             569
General and administrative                                726            1,536           2,262
                                                      -------           ------          ------
     Total cost of stock-based compensation             1,707            2,305           4,012
Amounts expensed out of inventory for the year              9                6              15
                                                      -------           ------          ------
Net stock-based compensation expense                  $ 1,716           $2,311          $4,027
                                                      =======           ======          ======
Amount of related income tax benefit
  recognized in income                                $   381           $1,211          $1,592
                                                      =======           ======          ======

                                                                   June 30, 2008
                                                       Stock         Restricted          Total
                                                      option            stock         stock-based
(amounts in thousands)                                program          program       compensation
                                                      -------        ----------      ------------
Cost of goods sold                                    $   527           $  298          $  825
Marketing                                                 179               49             228
Research and development                                  377              213             590
General and administrative                              1,229              782           2,011
                                                      -------           ------          ------
     Total cost of stock-based compensation             2,312            1,342           3,654
Amounts expensed out of inventory for the year             14                8              22
                                                      -------           ------          ------
Net stock-based compensation expense                  $ 2,326           $1,350          $3,676
                                                      =======           ======          ======
Amount of related income tax benefit
  recognized in income                                $   453           $  486          $  939
                                                      =======           ======          ======

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

Stock Option Plans

In November 2004, the shareholders approved the amendment and restatement of the Company's three existing stock option plans, which combined these plans under one single consolidated equity compensation plan, the Anaren, Inc. Comprehensive Long-Term Incentive Plan. The effect of the amendment and restatement was to combine the separate share pools available for grant under the three existing plans into a single grant pool, expand the type of equity-based awards the Company may grant, and extend the term of the combined plan to October 31, 2014. Under the restated plan, the Company may issue incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, performance shares, and performance units that can vest immediately or up to five years. Under this plan, the Company reserved 1,326,000 new common shares available for grant. On June 30, 2010, the Company had 420,000 shares available for grant under the restated plan.

Information with respect to this plan is as follows:

                                                                                Weighted
                                             Total          Option               average
(in thousands, except per share amounts)     shares          price           exercise price
                                             ------    ----------------      --------------
Outstanding at June 30, 2008                  2,249     $ 5.73 to 53.00          $16.91
   Issued                                        --                  --              --
   Exercised                                   (264)      5.73 to 15.00           11.93
   Expired                                      (98)      9.51 to 56.13           18.33
   Forfeited                                    (18)     12.05 to 19.56           16.11
                                              -----
Outstanding at June 30, 2009                  1,869       9.51 to 53.00           17.45
                                              =====
   Issued                                        --                  --              --
   Exercised                                   (219)      9.51 to 15.00           12.44
   Expired                                      (15)     12.05 to 53.00           23.15
   Forfeited                                     (1)     11.97 to 19.56           16.52
                                              -----
Outstanding at June 30, 2010                  1,634       9.51 to 53.00           18.84
                                              =====
                                              -----
Shares exercisable at June 30, 2010           1,524     $ 9.51 to 53.00          $18.16
                                              =====

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2010 (in thousands, except per share amounts):

           Options outstanding                               Options exercisable
-------------------------------------------------------      -------------------
                               Weighted        Weighted                 Weighted
    Range of                   average         Average                  average
    exercise                  remaining        Exercise                 exercise
     prices      Shares     life in years       price        Shares      price
--------------   ------     -------------      --------      ------     --------
$9.51 - $15.00    1,177          3.7           $14.23         1,122       $13.13
 15.01 - 20.00      291          3.9            19.40           236        19.28
 20.01 - 53.00      166          0.7            50.54           166        50.54
                  -----                                       -----
                  1,634                                       1,524
                  =====                                       =====

There were no grants made during the years ended June 30, 2010, 2009 and 2008 under this plan.

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

Nonvested Shares Issued Under the Plan
                                                     Number
                                                       of       Weighted-average
(amounts in thousands)                               shares        share price
                                                    --------    ----------------
Nonvested at June 30, 2009                               273        $  15.69
Granted                                                   --              --
Forfeited                                                 (1)          16.52
Vested                                                  (162)          14.94
                                                    --------        --------
Nonvested at June 30, 2010                               110        $  16.78
                                                    ========        ========

As of June 30, 2010 and 2009, there were 1,634,000 and 1,869,000 stock options outstanding, respectively. At June 30, 2010, the aggregate value of unvested options, as determined on respective grant dates using a Black-Scholes option valuation model, was $0.4 million (net of estimated forfeitures), all of which is expected to be recognized as compensation expense in fiscal year 2011. The aggregate intrinsic value of both vested and unvested options outstanding were in an underwater position at June 30, 2010. As of June 30, 2010, 1,524,000 stock options were exercisable.

Share activity and value for the years ending:

                                                                 June 30
(amounts in thousands)                                    2010     2009     2008
                                                          ----    ------    ----
Forfeited or expired options                              $ 16    $  110    $ 25
Exercised options                                          219       264      73
Aggregate intrinsic value of exercised options            $870    $1,068    $425

Restricted Stock Program

The following table summarizes the restricted stock issuances that have not yet vested:

                                                                       Weighted
                                            Total         Share        average
(in thousands, except per share amounts)    shares        price      share price
----------------------------------------    ------  ---------------  -----------
Outstanding at June 30, 2008                 373    $12.06 to 21.15     $18.00
   Issued                                    360               9.09       9.09
   Vested                                    (12)             16.27      16.27
   Forfeited                                 (11)     9.09 to 19.56      13.96
                                             ---
Outstanding at June 30, 2009                 710     $9.09 to 21.15     $13.56
                                             ===
   Issued                                    282     14.28 to 16.32      14.32
   Vested                                    (91)     9.09 to 19.56      15.23
   Forfeited                                  (1)             19.56      19.56
                                             ---
Outstanding at June 30, 2010 *               900     $9.09 to 21.15     $13.64
                                             ===

* In fiscal 2006 and fiscal 2009, the Company issued restricted stock grants to management, totaling approximately 120,000 and 14,000, respectively. Of the shares issued, 124,000 are outstanding to participants as of June 30, 2010. The per-share value of each grant was $21.15 and $9.09, respectively. These shares are subject to a forfeiture period which expires as of the later of May 17, 2009 and the last day of the Company's single fiscal year during which the Company has both net sales from operations of at least $250 million and operating income of at least 12 percent of net sales. These grant agreements expire if both financial performance conditions above are not met by June 30, 2011. Presently, the Company has recognized no compensation expense for this grant and the shares have not been included in the current diluted earnings per share calculation as the Company believes that it is probable that these goals will not be met within the time period specified. In the future, if it becomes probable that the sales and earnings goals will be achieved, the compensation cost associated with the grant will be immediately recognized for the period through the date it becomes probable, and ratably over the remaining vesting period for the remainder of the grant value.

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

(12) Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

                                                        Mark to
                                Foreign     Minimum     Market      Accumulated
                               currency     pension    Available       other
                              translation  liability   for Sale   comprehensive
                               adjustment  adjustment  Securities  income (loss)
                              -----------  ----------  ---------- --------------
(amounts in thousands)
Balances at June 30, 2008        $1,370      $(1,529)    $(185)       $  (344)
Current period change                34       (1,883)     (204)        (2,053)
                                 ------      -------     -----        -------
Balances at June 30, 2009        $1,404      $(3,412)    $(389)       $(2,397)
                                 ------      -------     -----        -------
Current period change                62         (478)       --           (416)
                                 ------      -------     -----        -------
Balances at June 30, 2010        $1,466      $(3,890)    $(389)       $(2,813)
                                 ======      =======     =====        =======

(13) Shareholder Protection Rights Plan

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

(14) Employee Benefit Plans

The Company applies the standards governing employer's accounting for defined benefit pension and other postretirement plans, which requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under these rules, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company's fiscal year end.

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

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

(amounts in thousands)                                     2010         2009
                                                         --------     --------
Change in benefit obligation:
  Benefit obligation at beginning of year                $ 13,004     $ 11,175
  Service cost                                                279          264
  Interest cost                                               791          760
  Actuarial (gain) loss                                     2,432        1,199
  Benefits paid                                              (398)        (395)
                                                         --------     --------
  Benefit obligation at end of year                      $ 16,108     $ 13,003
                                                         ========     ========
Change in plan assets:
  Fair value of plan assets at beginning of year         $  9,080     $ 10,223
  Actual return on plan assets                                860         (878)
  Employer contributions                                      868          130
  Benefits paid                                              (398)        (395)
                                                         --------     --------
  Fair value of plan assets at end of year               $ 10,410     $  9,080
                                                         ========     ========
  Unfunded status                                        $ (5,698)    $ (3,923)
                                                         ========     ========
Amounts Recognized in Accumulated Other Comprehensive
Income
  Net actuarial loss                                        4,659        3,319
Weighted average assumptions:
  Discount rate at year-end                                  5.30%        6.28%
  Rate of increase in compensation levels at year end        4.00%        4.00%
  Expected return on plan assets during the year             8.50%        8.50%
  Measurement date                                        June 30      June 30

Components of net periodic pension cost for the years ended June 30 are as follows:

(amounts in thousands)                                     2010      2009      2008
                                                          -----     -----     -----
Service cost                                              $ 279     $ 264     $ 273
Interest cost                                               791       760       705
Expected return on plan assets                             (762)     (849)     (918)
Amortization of unrecognized prior service cost              --        --        --
Amortization of unrecognized loss                           305       102        31
                                                          -----     -----     -----
Net periodic pension cost                                 $ 613     $ 277     $  91
                                                          =====     =====     =====
Weighted average assumptions:
   Discount rate                                           6.28%     6.85%     6.35%
   Expected increase in compensation levels at year end    4.00%     4.00%     4.00%
   Expected return on plan assets during the year          8.50%     8.50%     8.50%

The estimated amount of net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2011 is $0.5 million.

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

Plan Assets

                                                2010                       2009
                                       ------------------------   -----------------------
                                         Actual      Percentage     Actual     Percentage
                                       allocation    allocation   allocation   allocation
                                       ----------    ----------   ----------   ----------
(amounts in thousands)
Money market                            $   386          3.71%      $  454        5.00%
Common equities                               0          0.00          306        3.37
Corporate debt securities                 1,546         14.85        1,589       17.50
Government debt securities                2,375         22.82        2,693       29.66
Global equity mutual fund                   841          8.08          618        6.80
Closed end equity mutual funds            5,072         48.73        3,310       36.46
Closed end global equity mutual funds       189          1.81          110        1.21
                                        -------         ------      ------       ------
                                        $10,409         100.00%     $9,080       100.00%
                                        =======         ======      ======       ======

Fair value of plan assets - Beginning in fiscal 2010, the rules related to accounting for postretirement benefit plans under GAAP require certain fair value disclosures related to postretirement benefit plan assets. The following table presents the fair value of the assets by asset category and their level within the fair value hierarchy as of June 30, 2010. See Note 5 for the description of each level within the fair value hierarchy.

                                                                  Total Carrying
                                                                     Value at
(amounts in thousands)             Level 1    Level 2    Level 3   June 30, 2010
--------------------------------------------------------------------------------
Cash and cash equivalents:
        Money market               $   386   $     --   $     --   $   386
Fixed income:                           --
      Corporate debt securities      1,546         --         --     1,546
      Government debt securities     2,375         --         --     2,375
 Mutual funds:
      Global equity mutual fund        841         --         --       841
      Closed equity mutual fund      5,072         --         --     5,072
      Closed end global equity
      mutual fund                      189         --         --       189
                                   -------   --------   --------   -------
        Total                      $10,409   $     --   $     --   $10,409
                                   =======   ========   ========   =======

Plan's Investment Policy: Investments shall be made pursuant to the following objectives: 1) preserve purchasing power of plan's assets base adjusted for inflation; 2) provide long term growth; 3) avoid significant volatility. Asset allocation shall be determined based on a long-term target allocation having 30% of assets invested in Large-Cap domestic equities, 11% in mid-cap domestic equities, 11% in small-cap domestic equities, 8% international equities, and 40% in the broad bond market, with little or none invested in cash. Both investment allocation and performance shall be reviewed periodically.

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

Determination of Assumed Rate of Return
The Corporation has selected the assumed rate of return based on the following:

                                                        Expected
                                                        compound        Expected
                                         Target        annualized       weighted
                                       percentage        5-year         average
                                       allocation    (index) return     return
                                       ----------    --------------    ---------
Large-cap stocks                          30.00%          9.50%          2.85%
Mid-cap stocks                            11.00          11.50           1.27
Small-cap stocks                          11.00          11.80           1.30
International common stocks                8.00           9.50           0.76
Broad bond market                         40.00           2.90           1.16
                                         ------                          ----
   Total                                 100.00%                         7.34%
                                         ======                          ====

The Company estimated investment expenses of approximately 0.5% of the portfolio annually.

Expected Contributions

The Company had pension contributions amounting to approximately $0.9 million during fiscal 2010. Expected contributions for fiscal 2011 are approximately $0.2 million to $0.5 million.

Estimated Future Benefit Payments

(amounts in thousands)
The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

July 1, 2010 - June 30, 2011 ................................             $  591
July 1, 2011 - June 30, 2012 ................................                633
July 1, 2012 - June 30, 2013 ................................                646
July 1, 2013 - June 30, 2014 ................................                675
July 1, 2014 - June 30, 2015 ................................                692
Years 2016 - 2020 ..........................................               4,056

Defined Contribution Plan

The Company maintains a voluntary contributory salary savings plan to which participants may contribute. The Company's matching contribution is 100% of the participants' contribution up to a maximum of 5% of the participants' compensation. During fiscal 2010, 2009, and 2008 the Company contributed $1.6 million, $1.5 million, and $1.1 million, respectively, to this plan. The Company also contributed approximately $0.2 million in fiscal 2010, and $0.1 million in each of fiscal 2009 and 2008, to purchase Company's stock for each participant.

Profit Sharing Plan

The Company maintains a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $0.7 million, $0.6 million, and $0.2 million in fiscal 2010, 2009, and 2008, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the plan at any time.


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

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

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

The following table presents the changes in the postretirement benefit obligation and the funded status of the Plan at June 30:

(amounts in thousands)                                         2010       2009
                                                             -------    -------
Benefit obligation at beginning of year                      $ 2,573    $ 2,363
Service cost                                                      52         70
Interest cost                                                    110        157
Plan participants' contributions                                 124        134
Amendments                                                        --         --
Actuarial (gain) loss                                         (1,349)        14
Benefits paid                                                   (125)      (191)
Medicare Part D prescription drug subsidy                         --         26
                                                             -------    -------
Benefit obligation at the end of year                        $ 1,385    $ 2,573
                                                             =======    =======
Fair value of plan assets                                    $    --    $    --
Under funded status                                           (1,385)    (2,573)
                                                             -------    -------
  Accrued postretirement benefit cost                        $(1,385)   $(2,573)
                                                             =======    =======
Amounts Recognized in Accumulated Other Comprehensive
Income
  Net actuarial loss (income)                                $  (769)   $    93


Net periodic postretirement benefit cost includes the following components:

(amounts in thousands)                                   2010     2009     2008
                                                        -----    -----    -----
Service cost                                            $  52    $  70    $  69
Interest cost                                             110      157      144
Amortized loss                                            (27)       3       16
Amortization of unrecognized prior service cost           (18)     (18)     (18)
                                                        -----    -----    -----
   Net periodic postretirement benefit cost             $ 117    $ 212    $ 211
                                                        =====    =====    =====

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.20%, 6.37%, and 6.86%, at the end of fiscal 2010, 2009, and 2008, respectively.

Assumed health care cost trend rates are as follows:

                                                           2010          2009
                                                           ----          ----
Health care cost trend rate assumed for next year      7.3 - 10.0%   7.5 - 10.5%

Rate that the cost trend rate gradually declines to         5%            5%

Year that the rate reaches the rate it is assumed to       2017          2016
remain at

A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                 1%        1%
(amounts in thousands)                                        increase  decrease
                                                              --------  --------
Effect on total of service and interest cost components ....     $10     $ 9
Effect on postretirement benefit obligation ................      64      59
Estimated Future Benefit Payments

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

Shown below are the expected gross benefit payments (including prescription drug benefits) and the expected gross amount of subsidy receipts.

                                                          Gross       Subsidy
(amounts in thousands)                                  payments      receipts
                                                        --------      --------
2011                                                      $ 99         $(20)
2012                                                       110          (23)
2013                                                        97          (16)
2014                                                       104          (16)
2015                                                        98          (17)
Years 2016 - 2020                                          547          (79)

(15) Income Taxes

The following table presents the Domestic and Foreign components of income before income taxes and discontinued operations and the expense (benefit) for income taxes as well as the taxes charged or credited to stockholders' equity:

                                                        Year ended June 30
                                                -------------------------------
 (amounts in thousands)                           2010        2009        2008
                                                --------    --------    -------
Income before income taxes and
   discontinued operations:
       Domestic                                 $ 19,180    $ 12,075    $ 8,955
       Foreign                                      (618)      1,558      2,490
                                                --------    --------    -------
                                                $ 18,562    $ 13,633    $11,445
                                                ========    ========    =======
Income tax expense charged to the income
statement from continuing operations:
       Current:
         Federal                                $  5,848    $  4,218    $ 3,272
         State and local                             184        (204)       192
         Benefit applied to reduce goodwill           46          42         --
         Foreign                                     354          70        454
                                                --------    --------    -------
           Total current                           6,432       4,126      3,918
                                                --------    --------    -------
       Deferred:
         Federal                                    (921)       (544)      (813)
         State and local                            (271)        (74)       (43)
         Foreign                                    (390)        266        (80)
                                                --------    --------    -------
           Total deferred                         (1,582)       (352)      (936)
                                                --------    --------    -------
           Subtotal                                4,850       3,774      2,982
                                                --------    --------    -------
Income tax benefit recognized in the income
statement from discontinued operations:
         Income tax benefit                           --          --       (770)
                                                --------    --------    -------
           Total income taxes charged to the    $  4,850    $  3,774    $ 2,212
           income statement
                                                ========    ========    =======
Income taxes charged (credited) to
   shareholders' equity:
   Current benefit of stock based compensation  $   (144)       (200)      (119)
   Deferred tax benefit from recognition
     of pension liability                           (247)       (970)       (92)
                                                --------    --------    -------
         Income taxes credited to
           shareholders' equity                 $   (391)   $ (1,170)   $  (211)
                                                ========    ========    =======

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before income taxes and discontinued operations, to income tax expense, is as follows:

(amounts in thousands)                              2010       2009       2008
                                                  -------    -------    -------
Expected consolidated income tax expense          $ 6,497    $ 4,772    $ 4,006
State taxes, net of Federal benefit                   (94)      (233)        97
Nontaxable interest income                            (83)      (289)      (542)
Change in valuation allowance                         (35)        81        150
Effect of foreign operations                          180       (210)      (498)
Non-deductible stock-based compensation               (25)       180        360
Export tax benefits                                    --         --         26
Research credits                                     (258)      (854)      (124)
Domestic production tax benefit                      (470)      (325)      (211)
Change in uncertain tax positions                    (891)       732         --
Other, net                                             29        (80)      (282)
                                                  -------    -------    -------
                                                  $ 4,850    $ 3,774    $ 2,982
                                                  =======    =======    =======

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, are presented below:

(amounts in thousands)                                         2010       2009
                                                             -------    -------
Deferred tax assets:
     Inventories                                             $ 1,575    $ 1,103
     Deferred compensation                                       394        297
     Retirement benefits                                       1,515      1,360
     Postretirement benefits                                     918        876
     Stock-based compensation                                  3,684      2,854
     Nondeductible reserves                                      990        779
     Unrealized losses on securities available-for-sale          140        140
     Federal and state tax attribute carryforwards               286        472
     State net operating loss carryforwards                      227        177
                                                             -------    -------
       Gross deferred tax assets                               9,729      8,058
     Valuation deferred tax assets                              (505)      (540)
                                                             -------    -------
       Net deferred tax assets                                 9,224      7,518
                                                             -------    -------
Deferred tax liabilities:
     Plant and equipment, principally due to differences
       In depreciation                                        (3,343)    (3,641)
     Intangible assets including goodwill                     (4,626)    (4,365)
     Deferred revenue                                             --       (218)
                                                             -------    -------
       Gross deferred tax liabilities                         (7,969)    (8,224)
                                                             -------    -------
       Net deferred tax assets (liabilities)                 $ 1,255    $  (706)
                                                             =======    =======
(amounts in thousands)                                         2010       2009
                                                             -------    -------
Presented as:
Current deferred tax asset                                   $ 1,955    $ 1,547
Long-term deferred tax asset                                      26         27
Current  deferred tax liability                                   --       (177)
Long-term deferred tax liability                                (726)    (2,103)
                                                             -------    -------
     Net deferred tax assets (liabilities)                   $ 1,255    $  (706)
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

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income, the Company believes it is more likely than not that it will realize the benefits of the deferred tax assets, net of the existing valuation allowance.

At June 30, 2010 and 2009, the Company has unrealized losses on securities available-for-sale of $0.4 million and $0.4 million, respectively. If realized, these losses would be characterized as capital losses, which can only be used to offset capital gains, resulting in capital loss carryforwards which would begin to expire in five years. As a result of the limitations at June 30, 2010 and June 30, 2009, the Company has a valuation allowance with respect to the unrealized losses of $0.1 million for each year, respectively.

At June 30, 2010 and 2009, the Company has $4.0 million and $3.1 million of state net operating loss carryforwards, respectively, which begin to expire in 2015. The Company does not believe it is more likely than not that it will realize the deferred tax benefits of the state net operating losses and at June 30, 2010 has a valuation allowance of $0.3 million, an increase of $0.1 million from June 30, 2009. At June 30, 2010, the Company has state tax credit carryforwards of $0.2 million, which expire from 2011 through 2025. $0.2 million of the state tax credits may only be realized after utilization of the net operating loss carryforwards. The Company does not believe it is more likely than not that it will realize the deferred tax benefits of the state tax credits before their expiration. At June 30, 2010, the Company had a valuation allowance with respect to the state tax credits of $0.1 million.

The Company's subsidiary in China is eligible for a tax holiday providing reduced tax rates for the first five tax years after it generates taxable income in excess of its existing net operating loss carryforwards. The tax benefit varies over the remaining years of the holiday. Fiscal year ended June 30, 2010, was the fifth and final year of its tax holiday, which ended on December 31, 2009. The effect of the tax holiday for the year ended June 30, 2010 is approximately $0.2 million, or $0.01, per diluted share. United States income taxes have not been provided on undistributed earnings of the China subsidiary because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.

In fiscal year 2008 the Company adopted the accounting standards relating to uncertain tax positions. The Company did not record a cumulative effect adjustment to retained earnings as a result of this adoption.

A reconciliation of beginning and ending unrecognized tax benefits is as follows:

(amounts in thousands)
Balance at June 30, 2009                                                 $1,660
Lapse of statute of limitations                                            (545)
Audit settlements  ($0.2 million in cash payments)                         (449)
Increases related to prior years' tax positions                              --
Decreases related to prior years' tax positions                             (80)
Increases related to current years' tax positions                            53
Decreases related to current years' tax positions                            --
                                                                         ------
Balance at June 30, 2010                                                 $  639
                                                                         ======

As of June 30, 2010 and June 30, 2009, the Company had $0.6 million and $1.7 million, respectively, of unrecognized tax benefits that would affect the Company's effective tax rate if recognized.

In accordance with the Company's accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the accounting standards related to uncertain tax positions. For the year ended June 30, 2010 the Company recognized a decrease of $69,000 in accrued interest and penalties, which was recognized as a reduction in tax expense. As of June 30, 2010 and June 30, 2009, the Company had $28,000 and $0.1 million, net of tax benefit respectively, included in the liability for uncertain tax positions for the possible payment of interest and penalties.

The Company has settled a Federal income tax audit for fiscal years 2007 and 2008 and a New York State aduit for fiscal years 2002 through 2006 during the third quarter of the year ended June 30, 2010. The company remains subject to income tax examinations for its U.S. federal taxes for fiscal years 2009 and 2010, and for foreign and state and local taxes for the fiscal years 2007 through 2010. It is reasonably possible that the liability associated with the Company's unrecognized tax benefits will increase or decrease within the

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

next twelve months as a result of possible examinations or the expiration of the statutes of limitations. At this time, an estimate of the range of reasonably possible outcomes cannot be made. Of the $0.6 million of unrecognized tax benefit liabilities, interest, and penalties at June 30, 2010, the Company has classified all as non-current liabilities on the Company's consolidated balance sheet.

During fiscal year 2008, income from discontinued operations of $0.8 million was recognized due to the reduction of an unrecognized tax benefit resulting from the lapse of the applicable statute of limitations.

(16) Segment and Related Information

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

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                 Space &
(amounts in thousands)              Wireless     Defense       Unallocated     Consolidated
                                   ---------    ---------      -----------     ------------
Net sales:
    2010                            $55,556      $113,233       $      --        $168,789
    2009                             68,622        98,283              --         166,905
    2008                             78,741        52,575              --         131,316
Operating income (4)
    2010                              5,102        14,456           (774)          18,784
    2009                              6,649         8,202           (824)          14,027
    2008                              3,639         6,155           (592)           9,202
Goodwill and intangible assets:
    June 30, 2010                    30,716        21,872              --          52,588
    June 30, 2009                    30,716        23,263              --          53,979
Identifiable assets (1)
    June 30, 2010                    16,337        69,686         102,737         188,760
    June 30, 2009                    18,099        61,135         103,842         183,076
Depreciation (2)
    2010                              4,415         4,301              --           8,716
    2009                              4,933         3,467              --           8,400
    2008                              3,744         3,020              --           6,764
Intangibles amortization (3)
    2010                                 --         1,191              --           1,191
    2009                                 --         1,076              --           1,076
    2008                                 38            --              --              38

(1) Segment assets primarily include receivables, inventories and assets related to the Company's subsidiaries MSK and Unicircuit The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

      equivalents, marketable securities, other receivables, prepaid expenses, deferred income taxes, and property, plant and equipment not specific to business acquisitions.

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

(4) Unallocated amounts relates to the lease expense incurred on the London lease

(b) Geographic Information

Net sales by geographic region are as follows:

(amounts in      United       Asia                                  Consolidated
thousands)       States     Pacific     Europe   Americas   Other    Net sales
2010            $124,610    $30,975    $ 8,912    $  878    $3,414    $168,789
2009             104,152     37,430     15,650     2,627     7,046     166,905
2008              66,420     37,801     19,676     1,887     5,532     131,316

(c) Customers

In 2010, sales to two customers (Lockheed Martin Corp. and Raytheon Company) both exceeded 10% of consolidated net sales, totaling approximately $46.5 million (Space & Defense Group). In 2009, sales to Lockheed Martin Corp. exceeded 10% of consolidated net sales, totaling $24.7 million (Space & Defense Group). In 2008, sales to two customers (Nokia Corp. and Lockheed Martin Corp) both exceeded 10% of consolidated net sales, totaling approximately $39.4 million ($22.4 million related to the Wireless Group and $17.0 million related to the Space & Defense Group).

(17) Commitments

The Company is obligated under contractual obligations and commitments to make future payments such as lease agreements and contingent commitments. The Company's obligations and commitments are as follows:

(amounts in thousands)                            Operating           Other
Year ending June 30:                                Leases         Long-Term(1)
2011                                                $  695             $ 65
2012                                                   767               65
2013                                                   694               65
2014                                                   563               65
2015                                                   301               65
Thereafter                                             225              100
                                                    ------             ----
                                                    $3,245             $425
                                                    ======             ====

      (1) - Deferred Compensation

Net rent expense for the years ended June 30, 2010, 2009, and 2008 was $1.2 million, $1.2 million, and $1.6 million, respectively. Rent expense for fiscal 2008 was offset by sublease income of $0.2 million.

The minimum lease payments for the Company's operating leases are recognized on a straight-line basis over the minimum lease term. The Company's China operation building lease has a step rent provision. Rent expense is recognized on a straight line basis over the lease term.

                                  ANAREN, INC.
                   Notes to Consolidated Financial Statements
                          June 30, 2010, 2009, and 2008

(18) Concentrations

The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks related to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. Sales to direct contractors of the United States Government accounted for approximately 59%, 50%, and 35% of consolidated net sales in fiscal 2010, 2009, and 2008, respectively. While management believes there is a high probability of continuation of the Company's current defense-related programs, it is attempting to reduce its dependence on sales to direct contractors of the United States Government through development of its commercial electronics business.

The Company maintains and operates a facility in Suzhou, China. During fiscal year 2010, net external sales totaled $2.4 million. Included in the company's total assets, as of June 30, 2010, includes $1.3 million of inventory held for resale, as well as $3.3 million of fixed assets (net of related accumulated depreciation). As of June 30, 2010, there is no reason to believe that any of the Company's foreign assets or future operations will be impaired.

(19) Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2010 and 2009:

                                                           2010 quarter ended
                                          ------------------------------------------------
(in thousands, except per share amounts)  September 30    December 31  March 31**  June 30
Net sales                                    $40,337        $41,019     $42,181    $45,252
Gross profit                                  14,664         14,306      16,825     16,482
Net income                                     2,857          2,522       4,561      3,772
Income from continuing operations:
    Basic earnings per share                   $0.20          $0.18       $0.33      $0.27
    Diluted earnings per share                  0.19           0.17        0.32       0.26

                                                           2009 quarter ended
                                           -----------------------------------------------
(in thousands, except per share amounts)   September 30*  December 31*  March 31   June 30
Net sales                                    $38,124        $41,443     $43,507    $43,831
Gross profit                                  11,523         12,299      15,084     15,710
Net income                                     1,342          1,584       3,476      3,457
Income from continuing operations:
    Basic earnings per share                   $0.09          $0.11       $0.25      $0.25
    Diluted earnings per share                  0.09           0.11        0.25       0.24

Income per share amounts for each quarter are required to be computed independently, and as a result, their sum does not necessarily equal the total year income per share amounts.

* There was $1.1 million of inventory step-up expense related to the purchase of MSK and Unicircuit in the first and second quarter ending September 30, 2008 and December 31, 2008, respectively.

** The inclusion of the effects of the settlement of the IRS examination of the Company's fiscal 2007 and 2008 returns, as well as, adjustments to reserves for uncertain tax positions related to the results of the examination amounting to a reduction in tax expense of approximately $1.0 million, or $0.07 per diluted share in the third quarter.

                                INDEX TO EXHIBITS

Exhibit No.                                  Description
-----------                                  -----------

   2.1 Agreement and Plan of Merger, dated August 18, 2008, among the Company, Anaren Acquisition, Inc., Unicircuit and Owen Agency, LLC, as the Stockholders' Agent (1)

   3.1            Certificate of Incorporation, as amended (2)

   3.2            Amended and Restated By-Laws (3)

   4.1            Specimen Certificate of Common Stock (4)

   4.2 Shareholder Protection Rights Agreement, dated as of April 20, 2001, between the Company and American Stock Transfer & Trust Company, including forms of Rights Certificate and Election to Exercise (5)

   10.1 Employment Agreement, dated as of July 1, 2006, between the Company and Lawrence A. Sala (6)*

   10.2           Pension Plan and Trust (7)*

   10.3 Anaren Microwave, Inc. Incentive Stock Option Plan, (as amended) (8)*

   10.4 Anaren Microwave, Inc. 1989 Nonstatutory Stock Option Plan, (as amended) (9)*

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

   10.9           Anaren, Inc. Comprehensive Long-Term Incentive Plan (14)*

   10.10 Amendment #1 to Anaren, Inc. 2004 Comprehensive Long-Term Incentive Plan, (15) *

   10.11 Addendum to the Employment Agreement with Carl W. Gerst, Jr., dated as of May 16, 2007, between the Company and Carl W. Gerst, Jr. (16)*

   10.12 Amendment #2 to the Employment Agreement with Carl W. Gerst, Jr., dated as of June 16, 2008, between the Company and Carl
                  W. Gerst, Jr. (17)*

   10.13 Loan Agreement, dated as of July 31, 2008, between the Company and KeyBank National Association (18)


   10.14 Promissory Note Revolving Credit LIBOR Rate, dated July 31, 2008, issued by the Company to KeyBank National Association
                  (18)

   10.15 364 Day LIBOR Grid Note Loan Agreement, dated as of May 1, 2008, issued by the Company to Manufacturers and Traders Trust Company (19)

   10.16 Stock Purchase Agreement, dated July 30, 2008, among the Company, MSK and the individual shareholders and seller's representative party thereto (20)

   10.17 Amendment to Employment Agreement, dated December 30, 2008, by and between Lawrence A. Sala and the Company (21)*

   10.18 Amendment #3 to Carl W. Gerst, Jr. Employment Agreement, dated December 30, 2008, by and between Carl W. Gerst, Jr. and the Company (22)*

   10.19 Amendment #4 to Employment Agreement, dated May 13, 2009, by and between Carl W. Gerst, Jr. and the Company (23) *See Attachments for inserts.

   10.20 Anaren, Inc. 2004 Comprehensive Long-Term Incentive Plan, as Amended (25)*

   10.21 Amendment #5 to the Employment Agreement, dated June 8, 2010, by and between Carl W. Gerst, Jr. and the Company (26)*

   16.1           Letter from KPMG, LLP, dated December 10, 2008 (24)

   21             Subsidiaries of the Company

   23.1           Consent of KPMG LLP, Independent Registered Public Accounting
                  Firm

   23.2 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

   31.1 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

   31.2 Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

   32.1 Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Indicates Management contract or compensatory plan or arrangement

**    Furnished herewith.

(1) Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-6620) filed with the Securities and Exchange Commission on August 20, 2008.

(2) Restated Certificate of Incorporation of the Company, filed on September 17, 1968, is incorporated herein by reference to Exhibit 3(a) to Company's Registration Statement on Form S-1 (Registration No. 2-42704); (B) Amendment, filed on December 19, 1980 by the New York Department of State, is incorporated herein by reference to Exhibit 4.1(ii) to the Company's Registration Statement on Form S-2 (Registration No. 2-86025); (C) Amendment, filed on March 18, 1985 by the New York Department of State, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1987; (D) Amendment, filed on December 14, 1987 by the New York Department of State, is incorporated herein by reference to Exhibit 4(a)(iv) to the Company's Registration Statement on Form S-8 (Registration No. 33-19618); (E) Amendment, filed on April 8, 1999 by the New York Department of State, is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (Commission File No. 0-6620) for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission on September 27, 1999; (F) Amendment, filed on February 8, 2000 by the New York Department of State, is incorporated herein reference to
      Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000; (G) Amendment, filed on November 22, 2000 by the New York Department of State, is incorporated by reference to Exhibit
      3.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-6620) filed with the Securities and Exchange commission on February 12, 2001; and (H) Amendment, filed on December 20, 2002 by the New York Department of State, is incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-6620) filed with the Securities and Exchange Commission on January 29, 2003.

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

(13) Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2004.

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

(25) Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-06620) filed with the Securities and Exchange Commission on January 29, 2010.

(26) Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission file No. 0-06620) filed with the Securities and Exchange Commission on June 8, 2010.