Form 10-Q
period 2010-09-30
ANAREN  INC
filed 2010-10-29
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

      The number of shares of Registrant's Common Stock outstanding on October 25, 2010 was 14,921,496.

                                  ANAREN, INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets as of                      3
              September 30, 2010 and June 30, 2010 (unaudited)

              Condensed Consolidated Statements of Income                      4
              for the Three Months Ended September 30,
              2010 and 2009 (unaudited)

              Condensed Consolidated Statements of Cash Flows                  5
              for the Three Months Ended September 30,
              2010 and 2009 (unaudited)

              Notes to Condensed Consolidated Financial                   6 - 12
              Statements (unaudited)

   Item 2.    Management's Discussion and Analysis                       13 - 17
              of Financial Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures
              About Market Risk                                               18

   Item 4.    Controls & Procedures                                           18

PART II - OTHER INFORMATION

   Item 1A.   Risk Factors                                                    19

   Item 6.    Exhibits                                                        19

 Officer Certifications                                                  20 - 24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ANAREN, INC.
                      Condensed Consolidated Balance Sheets
                      September 30, 2010 and June 30, 2010
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                        September 30,  June 30,
                                                            2010         2010
                                                          ---------   ---------
                            ASSETS
                            ------
Assets:
     Cash and cash equivalents                            $  43,934   $  50,521
     Securities held to maturity                              4,821       2,334
     Receivables, less an allowance of $400
        at September 30, 2010 and June 30, 2010              27,852      29,124
     Inventories                                             33,353      31,361
     Prepaid expenses and other current assets                3,016       2,916
     Deferred income taxes                                    1,545       1,955
                                                          ---------   ---------
        Total current assets                                114,521     118,211
     Securities available-for-sale                            1,051       1,051
     Securities held to maturity                             17,866      19,756
     Property, plant, and equipment, net                     48,022      48,711
     Other assets                                             1,452       1,031
     Goodwill                                                42,435      42,435
     Other intangible assets, net of
        accumulated amortization                              9,855      10,153
                                                          ---------   ---------
     Total assets                                         $ 235,202   $ 241,348
                                                          =========   =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Liabilities and Shareholders' Equity:
      Current installments of long-term obligation        $  10,000   $  10,000
      Accounts payable                                        8,602       9,271
      Accrued expenses                                        3,837       5,661
      Customer advance payments                                 837         888
      Other current liabilities                               3,765       2,920
                                                          ---------   ---------
        Total current liabilities                            27,041      28,740
     Deferred income taxes                                      842         726
     Pension and postretirement benefit obligation            7,163       7,083
     Long-term obligation                                    20,000      30,000
     Other liabilities                                        2,248       1,873
                                                          ---------   ---------
     Total liabilities                                       57,294      68,422
                                                          ---------   ---------
Stockholders' Equity:
      Common stock, $0.01 par value. Authorized 200,000
      shares;  issued  28,756 and 28,506 at
      September  30, 2010 and June 30, 2010, respectively       288         285
      Additional paid-in capital                            207,537     206,193
      Retained earnings                                     122,216     118,111
      Accumulated other comprehensive loss                   (2,627)     (2,813)
                                                          ---------   ---------
                                                            327,414     321,776
       Less 13,851 and 13,811  treasury
         shares at September 30, 2010 and
         June 30, 2010, respectively, at cost               149,506     148,850
                                                          ---------   ---------
        Total stockholders' equity                          177,908     172,926
                                                          ---------   ---------
      Total liabilities and stockholders' equity          $ 235,202   $ 241,348
                                                          =========   =========

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                   Condensed Consolidated Statements of Income
                 Three Months Ended September 30, 2010 and 2009
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           2010          2009
                                                         --------      --------
Net Sales                                                $ 44,539      $ 40,337
Cost of Sales                                              26,906        25,673
                                                         --------      --------
        Gross profit                                       17,633        14,664
Operating Expenses:
   Marketing                                                2,399         2,363
   Research and development                                 3,831         3,608
   General and administrative                               5,234         4,480
                                                         --------      --------
        Total operating expenses                           11,464        10,451
                                                         --------      --------
        Operating income                                    6,169         4,213
Other income (expense):
   Interest expense                                          (184)         (183)
   Other, primarily interest income                           120           127
                                                         --------      --------
        Total other income (expense), net                     (64)          (56)
                                                         --------      --------
        Income before income tax expense                    6,105         4,157
Income tax expense                                          2,000         1,300
                                                         --------      --------
        Net income                                       $  4,105      $  2,857
                                                         ========      ========
Earnings per share:
   Basic                                                 $   0.30      $   0.20
                                                         ========      ========
   Diluted                                               $   0.28      $   0.19
                                                         ========      ========
Weighted average common shares outstanding:
      Basic                                                13,839        14,117
                                                         ========      ========
      Diluted                                              14,426        14,795
                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2010 and 2009
                                 (in thousands)
                                   (unaudited)

                                                             2010         2009
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                           $  4,105    $  2,857
      Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                            2,129       2,104
      Loss on disposal of fixed assets                            7          10
      Amortization                                              487         344
      Deferred income taxes                                     (51)        305
      Equity based compensation                               1,093         702

      Changes in operating assets and liabilities:
         Receivables                                          1,273      (1,836)
         Inventories                                         (1,983)        350
         Prepaid expenses and other current assets             (520)        101
         Accounts payable                                      (668)      1,962
         Accrued expenses                                    (1,825)     (1,788)
         Customer advance payments                              (52)        (43)
         Other liabilities                                    1,797         344
         Pension and postretirement benefit obligation           80         230
                                                           --------    --------
           Net cash provided by operating activities          5,872       5.642
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                   (1,396)     (1,188)
      Proceeds from sale of property, plant,
        and equipment                                            --           3
      Maturities of held to maturity and
        available-for-sale securities                           271       5,800
      Purchases of held to maturity and
        available-for-sale securities                        (1,057)         --
                                                           --------    --------
           Net cash (used in) provided by
              investing activities                           (2,182)      4,615
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment on note payable                               (10,000)     (9,800)
      Stock options exercised                                   237       2,729
      Excess tax benefit from exercise of stock options           7         191
      Purchase of treasury stock                               (656)       (469)
                                                           --------    --------
           Net cash used in financing activities            (10,412)     (7,349)
                                                           --------    --------
Effect of exchange rates on cash                                135          14
                                                           --------    --------
           Net (decrease) increase in cash and cash
              equivalents                                    (6,587)      2,922
Cash and cash equivalents, beginning of year                 50,521      49,893
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 43,934    $ 52,815
                                                           ========    ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                            $    131    $     278
                                                           ========    ========
       Income taxes, net of refunds                        $    818    $     180
                                                           ========    ========

     See accompanying notes to condensed consolidated financial statements.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2011, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three months ended September 30, 2010 is based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2011.

(1)  Equity Based Compensation

The components of equity-based compensation expense in the statements of earnings are as follows:

                                                 Three Months Ended
                                                   September 30
                                         -------------------------------
(amounts in thousands)                        2010               2009
                                         ---------------    ------------
Stock option                             $           137    $        218
Restricted stock                                     956             484
                                         ---------------    ------------
      Stock-based compensation           $         1,093    $        702
                                         ===============    ============

In the three months ended September 30, 2010, 231,000 shares of restricted stock with aggregate grant date fair value of $3.8 million were issued, and 99,000 shares of restricted stock vested. The issued shares have a vesting period ranging between 1 to 4 years.

(2)  Securities

The amortized cost and fair value of securities are as follows:

                                                                       September 30, 2010
--------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                       Gross          Gross
                                              Amortized    unrealized    unrealized
                                                Cost          gains        losses       Fair value
--------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
   Auction rate securities                     $ 1,440         $ --         $(389)         $ 1,051

Securities held to maturity:
   Municipal bonds                             $20,217         $350         $  --          $20,567
   Corporate bonds                               1,971           42            --            2,013
   Federal agency bonds                            499            4            --              503
                                               -------         ----         -----          -------
      Total securities held to maturity         22,687          396            --           23,083
                                               =======         ====         =====          =======

                                                                         June 30, 2010
--------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                       Gross          Gross
                                              Amortized    unrealized    unrealized
                                                Cost          gains        losses       Fair value
--------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
   Auction rate securities                     $ 1,440         $ --         $(389)         $ 1,051

Securities held to maturity:
   Municipal bonds                             $21,088         $353         $  --          $21,441
   Corporate bonds                                 503            4            --              507
   Federal agency bonds                            499            7            --              506
                                               -------         ----         -----          -------
     Total securities held to maturity          22,090          364            --           22,454
                                               =======         ====         =====          =======

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

                                   September 30, 2010      June 30, 2010
                                   -------------------   ------------------
                                                 Fair                 Fair
                                   Amortized    market   Amortized   market
                                     Cost        value      Cost      value
                                   --------     ------   ---------    ------
(amounts in thousands)
 Within one year                   $  4,821    $  4,908   $  2,334   $   2,379
 One year to three years             17,866      18,175     19,756      20,075
                                   --------    --------   --------   ---------
    Total                          $ 22,687    $ 23,083   $ 22,090   $  22,454
                                   ========    ========   ========   =========


Contractual maturities of auction rate securities available for sale are summarized as follows:

                                     September 30, 2010       June 30, 2010
                                    --------------------   -------------------
                                                  Fair                  Fair
                                                  market               market
                                      Cost        value     Cost        value
                                    -------     -------    -------     -------
(amounts in thousands)
 One year to five years             $ 1,440     $ 1,051    $ 1,440     $ 1,051

The Company owns one auction rate security. The security has gone to auction once every 365 days, and since September 2008, the security has not been purchased. Therefore, based on the outlook of the auction process, the Company has recorded the security as long term. The Company has an escrow agreement in place which institutes a deemed sale of the investment on August 2011. The Company believes there is no other than temporary impairment of this asset as of September 30, 2010. The Company has not recognized impairment losses in the three months ended September 30, 2010 and 2009.

(3)  Fair Value Measurements

The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of September 30, 2010 because of the short maturity of these instruments. Also, the Company's carrying cost for its revolving credit note approximates fair value.

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

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2010:

 (amounts in thousands)

                              Total Carrying                            Significant other     Significant
                                 Value at         Quoted prices in         observable         unobservable
                               September 30,       active markets            inputs             inputs
                                   2010               (Level 1)             (Level 2)           (Level 3)
                          --------------------    -----------------     -----------------   ----------------

Asset Category
Cash equivalents               $ 5,273                $ 5,273                $ --               $   --
Available-for-sale
   securities                    1,051                     --                  --                1,051

Valuation Techniques.

In the first quarter ended September 30, 2008, the Company acquired this Level 3 security, noted in the table above, with an estimated fair value of $1.4 million. As of September 30, 2010 and June 30, 2010, this security was valued at $1.1 million. The Company's available-for-sale security is a debt security that is traded in an inactive market. After analyzing the underlying assets and structure of the student loan auction rate security, the Company has determined that the most appropriate method of deriving a value indication was a discounted cash flow analysis. The Company found that collateral characteristics, redemption probability, credit rating, and discount rates are the most important value drivers to determine an estimated fair value of the underlying security, and is classified within Level 3 of the valuation hierarchy.

(4)  Intangible Assets

The major components of intangible assets are as follows:

                                    September 30, 2010        June 30, 2010
 (amounts in thousands)              Gross       Net        Gross          Net
                                    Carrying   Carrying    Carrying     Carrying
                                     Amount     Amount      Amount       Amount
                                   --------   --------    --------     --------
Amortizable intangible assets:
   Customer relationships           $ 7,530    $ 5,911     $  7,530    $  6,099
   Developed technology                 780        442          780         481
   Non-competition agreements         1,130        522        1,130         593
                                    -------    -------     --------    --------
      Total                         $ 9,440    $ 6,875     $  9,440    $  7,173
                                    =======    =======     ========    ========
Non-amortizable intangible assets:
   Trade names                                   2,980                    2,980
                                               -------                 --------
Total intangible assets                        $ 9,855                 $ 10,153
                                               =======                 ========

Intangible asset amortization expense for the three months ended September 30, 2010 and 2009 aggregated $0.3 million in each period. Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense.

There have been no changes to the goodwill balance in the three months ended September 30, 2010.

(5) Inventories

Inventories are summarized as follows:

                                             September 30,          June 30,
(amounts in thousands)                           2010                 2010
                                               ---------            -------
Raw Materials                                  $  18,388            $17,319
Work in process                                   11,783              9,396
Finished goods                                     3,182              4,646
                                               ---------            -------
                                               $  33,353            $31,361
                                               =========            =======

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(6) Property, Plant, and Equipment

Components of property, plant, and equipment consists of the following:

 (amounts in thousands)                      September 30,             June 30,
                                                 2010                    2010
                                              ---------                --------
Land and land improvements                    $   5,168                $  5,167
Construction in process                           2,014                   1,451
Buildings, furniture, and fixtures               34,265                  34,052
Machinery and equipment                          62,853                  62,267
                                              ---------                --------
                                                104,300                 102,937
Less accumulated depreciation                   (56,278)                (54,226)
                                              ---------                --------
                                              $  48,022                $ 48,711
                                              =========                ========

(7) Accrued Expenses

Accrued expenses consists of the following:

 (amounts in thousands)                      September 30,             June 30,
                                                 2010                    2010
                                              ---------                --------
Compensation                                     $2,879                  $4,483
Health insurance                                    363                     423
Commissions and other                               595                     755
                                                 ------                  ------
                                                 $3,837                  $5,661
                                                 ======                  ======


(8) Other Liabilities

Other liabilities consist of the following:

 (amounts in thousands)                      September 30,             June 30,
                                                 2010                    2010
                                              ---------                --------
Deferred compensation                           $   415                 $   425
Supplemental retirement plan                        692                     670
Accrued lease                                     1,508                   1,107
Warranty accrual                                    332                     320
Income tax liability                              2,261                   1,610
Deferred grant income                               375                     375
Other                                               430                     286
                                                -------                 -------
                                                  6,013                   4,793
Less current portion                             (3,765)                 (2,920)
                                                -------                 -------
                                                $ 2,248                 $ 1,873
                                                =======                 =======

The Company provides warranty policies on its products. In addition, the Company incurs costs to service our products in connection with specific product performance issues. Liabilities for product warranties are based upon expected future product performance and durability, and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the carrying amount of product warranty reserves for the three months ended September 30, 2010, is as follows:

                    (amounts in thousands)
                    Balance as of July 1, 2010         $       320
                    Additions                                  128
                    Costs incurred                             (98)
                    Adjustments                                (18)
                                                       -----------
                    Balance as of September 30, 2010   $       332
                                                       ===========

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(9)  Debt

Borrowings under a revolving credit note (Note), with Key Bank National Association, bears interest at the London inter-bank offer rate (LIBOR), plus 100 to 425 basis points, or at the Lender's prime rate, minus (100) to plus 225 basis points, depending upon the Company's earnings before interest and taxes and depreciation and amortization (EBITDA) performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the three months ended September 30, 2010, the weighted average interest rate on the outstanding borrowings was approximately 1.56%. In the three months ending September 30, 2010, the Company paid $10.0 million on the Note. The Company's indebtedness and obligations are guaranteed by three of the Company's domestic subsidiaries, as well as, an assignment of the Company's interest in its foreign subsidiary.

(10)  Earning Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include anti-dilutive shares aggregating 599,000 and 604,000 for the three months ended September 30, 2010 and 2009, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                      Three Months Ended
                                                         September 30
                                                   -----------------------
  (amounts in thousands)                             2010          2009
                                                   -------      ----------
Numerator:
Net income                                         $ 4,105      $    2,857
                                                   =======      ==========
Denominator:
Denominator for basic earnings per
share outstanding                                   13,839          14,117
                                                   =======      ==========
Denominator for diluted earnings per share:
   Weighted average shares outstanding              13,839          14,117
Common  stock  options  and restricted
stock                                                  587             678
                                                   -------      ----------
Weighted average diluted shares                     14,426          14,795
                                                   =======      ==========

(11)  Employee Benefit Plans

Defined Benefit Plan

Components of net periodic pension cost for the three months ended are as follows:

                                                      Three Months Ended
                                                           September 30
                                                      ------------------
                                                      2010          2009
                                                      -----         ----
(amounts in thousands)
 Service cost                                         $  70           78
 Interest cost                                          198          200
 Expected return on plan assets                        (191)        (187)
 Amortization of the unrecognized loss                   76           83
                                                      -----         ----
 Net periodic benefit cost                            $ 153          174
                                                      =====         ====

Required contributions for fiscal 2011 are approximately $0.3 million; $0.1 million has been paid in the three months ending September 30, 2010.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Postretirement Health Benefit Plan

Components of net periodic postretirement benefit cost for the three months ended, are as follows:

                                                       Three Months Ended
                                                           September 30
                                                    ------------------------
                                                    2010                2009
                                                    ----                ----
(amounts in thousands)
 Service cost                                       $ 13                 20
 Interest cost                                        27                 40
 Amortization of the unrecognized loss                (7)                 1
 Amortization of the prior service cost               (5)                (5)
                                                    ----                ---
 Net periodic benefit cost                          $ 28                 56
                                                    ====                ===

Expected contributions for fiscal 2011 are estimated to be approximately $0.1 million.


(12)  Other Comprehensive Income

Other Comprehensive Income

Comprehensive income consists of the following:

                                                         Three Months Ended
                                                             September 30
                                                   ----------------------------
                                                    2010                 2009
                                                   ------               ------
 (amounts in thousands)
Net income                                         $4,105               $2,857

Other comprehensive income:
   Foreign currency translation gain                  186                   14
   Mark to market adjustment                           --                   --
                                                   ------               ------
Comprehensive income                               $4,291               $2,871
                                                   ======               ======

Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

                                       Foreign           Minimum          Mark to          Accumulated
                                      currency           pension          market              other
                                     translation        liability    available-for-sale   comprehensive
                                     adjustment        adjustment       securities        income (loss)
                                     ----------        ----------      ------------        -------------
(amounts in thousands)
 Balances at June 30, 2009             $1,404            $(3,412)          $(389)             $(2,397)
 Current period change                     62               (478)           --                   (416)
                                       ------            -------           -----              -------
 Balances at June 30, 2010             $1,466            $(3,890)          $(389)             $(2,813)
 Current period change                    186                 --              --                  186
                                       ------            -------           -----              -------
 Balances at September 30, 2010        $1,652            $(3,890)          $(389)             $(2,627)
                                       ======            =======           =====              =======


(13) Segment and Related Information

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

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The Wireless Group designs, manufactures, and markets commercial products used mainly by the wireless communications market. The Space & Defense Group designs, manufactures, and markets specialized products for the space and defense electronics markets. The Company's Space & Defense Group aggregates certain operating segments into one reportable segment, as the operating segments have similar products, customers, and margins on products.

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

 (amounts in thousands)                                      Space &
                                              Wireless       Defense    Unallocated   Consolidated
                                              --------       -------    -----------   ------------
Net sales (Three Months Ended):
    September 30, 2010                       $   15,525    $   29,014    $     -        $ 44,539
    September 30, 2009                           14,411        25,926          -          40,337
Operating income (Three Months Ended) (1)
    September 30, 2010                            2,980         3,709       (520)          6,169
    September 30, 2009                            1,231         3,050        (68)          4,213
Goodwill and intangible assets:
    September 30, 2010                           30,716        21,574          -          52,290
    June 30, 2010                                30,716        21,872          -          52,588

(1) Unallocated amounts relate to the lease expense incurred on the Company's operating lease located in England.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. The following condensed discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties. The Company's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q and factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Overview

The consolidated financial statements present the financial condition of the Company as of September 30, 2010 and June 30, 2010, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2010 and 2009.

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

Net sales under certain long-term contracts of the Space & Defense Group, many of which provide for periodic payments, are recognized under the percentage-of-completion method based on units of delivery. Estimated manufacturing cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized. To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware).

The Company operates in the wireless communications, satellite communications and defense electronics markets all of which have been affected by the current economic climate and recession. The United States defense budget has a direct impact on the level of funding available for programs that the Company currently participates in or has targeted for future participation. We continue to assess the effect of the 2011 defense budget proposal on these programs and, to date have seen little negative impact on our anticipated Space & Defense Group order rate in fiscal 2011. The current economic down turn has negatively impacted the worldwide Wireless infrastructure market as the market has delayed or downsized system expansions and upgrades. The Company has seen this decline in demand over the past twelve months resulting in lower order volume for both custom and standard component wireless infrastructure products in fiscal 2010. Although Wireless Group sales have improved in the first quarter of fiscal 2011 due to strong demand for standard components, custom product sales continue to decline and are expected to have an ongoing negative impact on Wireless Group sales levels in the current fiscal year. While the Company has limited short-term visibility for customer demand, we believe that demand has stabilized at current levels and should improve in calendar 2011 as the economy continues to recover.

Second Quarter of Fiscal 2011 Outlook

For the second quarter of fiscal 2011, we anticipate a decline in sales for the Wireless Group and comparable sales for the Space & Defense Group compared to first quarter levels. As a result, we expect net sales to be in the range of $41 to $45 million. We expect GAAP net earnings per diluted share to be in the range of $0.23 - $0.28, using an anticipated tax rate of approximately 33.0% and inclusive of approximately $0.06 per share related to expected equity based compensation expense and acquisition related amortization of intangibles.

Results of Operations

Net sales for the three months ended September 30, 2010 were $44.5 million, up 10.4% from sales of $40.3 million for the first quarter of fiscal 2010. Net income for the first quarter of fiscal 2011 was $4.1 million, or 9.2% of net sales, up $1.2 million from net income of $2.9 million in the first quarter of fiscal 2010.

The following table sets forth the percentage relationships of certain items from the Company's condensed consolidated statements of earnings as a percentage of net sales.

                                                  Three Months Ended
                                         Sept. 30, 2010        Sept. 30, 2009
                                         --------------        --------------
Net Sales                                   100.0%                 100.0%
Cost of sales                                60.4%                 63.6%
                                             ----                  ----
Gross profit                                 39.6%                 36.4%
                                             ----                  ----
Operating expenses:
   Marketing                                  5.4%                  5.9%
   Research and development                   8.6%                  9.0%
   General and administrative                11.7%                 11.1%
                                             ----                   ---
     Total operating expenses                25.7%                 26.0%
                                             ----                  ----
Operating income                             13.9%                 10.4%
                                             ----                  ----
Other income (expense):
     Other, primarily interest income         0.2%                  0.3%
     Interest expense                        (0.4%)                (0.4%)
                                             ----                  ----
     Total other income (expense), net       (0.2%)                (0.1%)
                                             ----                  ----
Income before income taxes                   13.7%                 10.3%
Income taxes                                  4.5%                  3.2%
                                             ----                  ----
   Net income                                 9.2%                  7.1%
                                             ====                  ====

The following table summarizes the Company's net sales by operating segments for the periods indicated.

                                                  Three Months Ended
                                         Sept. 30, 2010     Sept. 30, 2009
                                         --------------     --------------
(amounts in thousands)
Wireless Group                              $ 15,525          $ 14,411
Space & Defense Group                         29,014            25,926
                                            --------          ---------
     Total                                  $ 44,539          $  40,337
                                            ========          =========

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net sales. Net sales were $44.5 million for the first quarter ended September 30, 2010, up 10.4% compared to $40.3 million for the first quarter of fiscal 2010. Sales of Wireless Group products rose $1.1 million, or 7.7%, and sales of Space & Defense Group products rose $3.1 million, or 11.9%, in the current first quarter compared to the first quarter of fiscal 2010.

The increase in sales of Wireless Group products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless base station and consumer equipment, was the result of a substantial increase in demand for standard Wireless component products in the current first quarter compared to the first quarter of fiscal 2010. Sales of these products rose $3.8 million in the current first quarter over fiscal 2010 on the strength of orders from both European OEMs and Asian contract manufacturers. This increase in standard component sales was partially offset by a $2.7 million decline in custom and ferrite basestation products in the current quarter compared to the first quarter last fiscal year, led by a $2.1 million decline in sales to a major OEM resulting from loss of sales to low cost Asian vendor sources and decreased demand for second generation GSM equipment. The continuing challenging pricing environment for standard component products also negatively impacted net sales for the current quarter compared to last year. Demand for Wireless Group products in the second quarter of fiscal 2011 is expected to decline compared to first quarter levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military. Sales of Space & Defense Group products rose $3.1 million, or 11.9% in the first quarter of fiscal 2011 compared to the first quarter of the previous fiscal year. This increase resulted from sales of counter-improvised explosive devices (IED) related products totaling $4.0 million in the current first quarter compared to $0.8 million in the first quarter of fiscal 2010. Current sales under this program are running $3.0 - $4.0 million per quarter and are expected to continue though the end of the third quarter of fiscal 2011. Space & Defense Group product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the Group's backlog of $78.9 million at September 30, 2010.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the first quarter of fiscal 2011 was $17.6 million, (39.6% of net sales), up from $14.7 million (36.4% of net sales) for the same quarter of the prior year. Gross profit as a percent of sales increased in the first quarter of fiscal 2011 from the first quarter of last year due to favorable product mix in both the Wireless and Space & Defense Groups. In the Wireless Group, gross margins were enhanced by a $2.7 million reduction in sales of lower margin, high material content custom products which were replaced by sales of higher margin standard component products in the current first quarter compared to the same period last year. In the Space & Defense Group, margins improved due to both the higher overall sales level, year over year in the current quarter, and a more favorable product mix including both more mature products and products with lower outside material content.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $2.4 million (5.4% of net sales) for the first quarter of fiscal 2011, unchanged from $2.4 million (5.9% of net sales) for the first quarter of fiscal 2010. Marketing expenses in the current first quarter were unchanged due to personnel levels, commission costs and travel expenses remaining relatively unchanged.

Research and Development. Research and development expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $3.8 million (8.6% of net sales) in the first quarter of fiscal 2011, up 6.2% from $3.6 million (9.0% of net sales) for the first quarter of fiscal 2010. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. Research and development expenditures have increased in the first quarter of fiscal 2011 versus fiscal 2010 due to the higher level of opportunities in the Space & Defense Group and Wireless Group marketplaces, which resulted in approximately $0.1 million in additional spending in each Group compared to fiscal 2010. The Company expects to continue its current research and development efforts and spending levels in fiscal 2011, and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, incentive compensation, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses increased 16.8% to $5.2 million (11.7% of net sales) for the first quarter of fiscal 2011, from $4.5 million (11.1% of net sales) for the first quarter of fiscal 2010. The increase in general and administrative expense in the first quarter resulted from a lease charge of $0.5 million in the current first quarter of fiscal 2011 to recognize additional rent expense related to the Company's vacant facility in Frimley, U.K. Additionally, G&A expense rose in the current quarter as a result of a $0.3 million increase in equity based compensation expense related to the Company returning to its normal pattern of granting restricted stock in August this year compared to November in fiscal 2010.

Operating Income. Operating income increased 46.4% in the first quarter of fiscal 2011 to $6.2 million, (13.9% of net sales), compared to $4.2 million (10.4% of net sales) for the first quarter of fiscal 2010. This increase in operating income was a result of the $4.2 million increase in sales volume, the favorable product mix caused by the rise in sales of Wireless standard components coupled with the decline in sales of Wireless custom assemblies.

On an operating segment basis, Wireless Group operating income was $3.0 million (19.2% of group sales) for the first quarter of fiscal 2011, up $1.8 million, from the Group's operating income of $1.2 million (8.5% of group sales) in the first quarter of fiscal 2010. The improvement in Wireless Group operating income in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was due to the $1.1 million overall increase in Wireless Group sales and the combined impact of the continuing decline in low margin custom assembly sales and the increased demand for higher margin standard component products. This favorable product mix coupled with further yield improvements for standard components served to increase gross and operating margins 8.5 percentage points in the current quarter compared to the first quarter of last year.

Space & Defense Group operating income was $3.7 million (12.8% of Group sales) in the first quarter of fiscal 2011, up $0.6 from $3.1 million (11.8% of net group sales) for the first quarter of fiscal 2010. Operating margins for this Group increased in the current first quarter due to the higher sales volume which allowed for efficiencies in production resulting in a 0.5 percentage point improvement in gross margins, Additionally, Space & Defense Group operating margins were also enhanced as a result of sales of higher margin counter-IED related products totaling $4.0 million in the current first quarter compared to $0.8 million in the first quarter of fiscal 2010. Current sales under this program are running $3.0 - $4.0 million per quarter and are expected to continue through the end of the third quarter of fiscal 2011.

Other Income. Other income primarily consists of interest income received on invested cash balances and rental income. Other income was flat at $0.1 million in the first quarter of fiscal 2011 compared to $0.1 million for the first quarter of last year. Short-term interest rates have remained constant year over year and the Company has deliberately shortened the maturities of the investment portfolio due to the turmoil in the credit market. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the first quarter of fiscal 2011 was $0.2 million, unchanged compared to $0.2 million for the first quarter of fiscal 2010. Interest expense has remained flat due to the continuing consistent and low level of the 90 day London Inter-Bank Offer Rate (LIBOR) interest rate for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The Company borrowed a total of $49.8 million under its $50.0 million revolving credit facility in the first quarter 2009 and repaid a total of $19.8 million during fiscal 2010 and the first quarter of fiscal 2011. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance. The rate is reset quarterly and for the second quarter of fiscal 2011 is expected to be approximately 1.3%.

Income Taxes. Income taxes for the first quarter of fiscal 2011 were $2.0 million (4.5% of net sales), representing an effective tax rate of 32.8%. This compares to income tax expense of $1.3 million (3.2% of net sales) for the first quarter of fiscal 2010, representing an effective tax rate of 31.3%. The increase in the effective rate for the quarter is a result of the increase in taxable income and the mix of foreign and domestic taxable income year over year. The projected effective tax rate for fiscal 2011 is expected to be approximately 33.0%.

Critical Accounting Policies

There have been no changes to the Company's critical accounting policies, estimates, or judgments from those discussed in the Company's 2010 Annual Report on Form 10-K.

Liquidity and Capital Resources

Net cash provided by operations for the first three months of fiscal 2011 was $5.9 million and primarily resulted from net income before depreciation and non-cash equity based compensation expense. The positive cash flow from earnings for the current quarter was further enhanced by a $1.3 million decrease in accounts receivable due to improved collections, which was off-set by a $2.0 million increase in inventory and a $0.7 million pay down of liabilities. Net cash provided by operations for the first three months of fiscal 2010 was $5.6 million and resulted from net income before depreciation, amortization and non-cash equity based compensation expense. The positive cash flow from earnings for the quarter was further enhanced by a $0.4 million decrease in inventory and a $2.0 million increase in accounts payable, which more than off-set a $1.8 million increase in accounts receivable. The large fluctuations in the working capital were a result of the timing of when sales were made during the quarter.

Net cash used for investing activities in the first three months of fiscal 2011 was $2.2 million and consisted of $0.8 million use for the net purchase of marketable debt securities and $1.4 million used for capital additions. Net cash provided by investing activities in the first three months of fiscal 2010 was $4.6 million and consisted of $5.8 million provided by the maturities of marketable debt securities, net of $1.2 million used for capital additions.

Net cash used in financing activities was $10.4 million in the first three months of fiscal 2011 and consisted of $0.2 million of cash and tax benefits provided by the exercise of stock options, less $10.0 million used to pay long-term debt and $0.7 million used to purchase approximately 40,000 treasury shares. Net cash used in financing activities was $7.3 million in the first three months of fiscal 2010 and consisted of $2.7 million of cash and tax benefits provided by the exercise of stock options, less $9.8 million used to pay long-term debt and $0.5 million used to purchase approximately 29,000 treasury shares.

During the remainder of fiscal 2011, the Company anticipates that its primary cash requirement will be for capital expenditures and possible repurchase of the Company's common stock. Capital expenditures for the remainder of fiscal 2011 are expected to be in the range of $5.0 - $6.0 million and will be funded from existing cash and investments, and expected cash flow generated by operations.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transactions under the current Board authorization, depending on market conditions. At September 30, 2010, there were approximately 477,000 shares remaining under the current Board repurchase authorization.

At September 30, 2010, the Company had approximately $67.7 million in cash, cash equivalents, and marketable securities. The Company has had positive operating cash flow for over ten years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

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

As of September 30, 2010, the Company had cash, cash equivalents and marketable securities of $67.7 million, all of which with the exception of the Company's auction rate security consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities within 3 years, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from September 30, 2010 rates, or 0.035%, would have reduced net income and cash flow by approximately $7,000, or $.0005 per diluted share for the quarter. Due to the relatively short maturities of the securities, continuing current unprecedented low market rates and the Company's ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rate will reduce the Company's interest income.

As of September 30, 2010, the Company had $30.0 million in outstanding debt under its revolving line of credit with Key Bank National Association. The line consists of a $50,000,000 revolving credit note for which principal amounts are due on August 1, 2011, and on each anniversary date thereafter through July 31, 2013. Borrowings under this Note bear interest at LIBOR, plus 100 to 425 basis points or at the Lender's prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the current portion of long-term debt plus interest expense. For the three months ended September 30, 2010, the weighted average interest rate on the outstanding borrowings was 1.56%. Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise. A hypothetical increase in market interest rate of 10.0% from September 30, 2010 rates, or 0.13%, would have reduced net income and cash flow by approximately $10,000, or $.0007 per diluted share for the quarter. Due to the Company's significant cash reserves and historical positive operating cash flow, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, increases in market interest rates will increase the Company's interest expense.

Forward-Looking Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for "forward-looking statements" made by or on behalf of the Company. We may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management's views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. The uncertainties and risk factors that could affect our Company, its business and actual results are described throughout this filing and in our 2010 Annual Report on Form 10-K under the Item 1A, "Risk Factors."

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers") as of September 30, 2010. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On November 5, 2007, the Board of Directors increased by an additional 2,000,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program. The program (originally announced on March 5, 2001), which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On September 30, 2010, approximately 477,000 shares remained authorized for purchase, depending on market conditions.

----------------------------------------------------------------------------------------------------------------------
         Period              Total Number of       Average Price Paid       Total Number of      Maximum Number (or
                            Shares (or Units)     per Share (or Unit)      Shares (or Units)     Approximate Dollar
                                Purchased                                Purchased as Part of   Value) of Shares (or
                                                                          Publicly Announced     Units) that May Yet
                                                                           Plans or Programs     Be Purchased Under
                                                                                                the Plans or Programs
----------------------------------------------------------------------------------------------------------------------
July 2010                                     0                                              0                516,240
----------------------------------------------------------------------------------------------------------------------
August 2010                              39,658                   16.54                 39,658                476,582
----------------------------------------------------------------------------------------------------------------------
September 2010                                0                                              0                476,582
----------------------------------------------------------------------------------------------------------------------
Total                                    39,658                   16.54                 39,658                476,582
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

                                           Anaren, Inc.
                                           ------------
                                           (Registrant)


Date: October 29, 2010                     /s/Lawrence A. Sala
                                           -------------------------------------
                                           Lawrence A. Sala
                                           President & Chief Executive Officer

Date:  October 29, 2010                    /s/George A. Blanton
                                           -------------------------------------
                                           George A. Blanton
                                           Sr. Vice President, Chief
                                           Financial Officer
                                           and Treasurer