Form 10-Q
period 2010-12-31
ANAREN  INC
filed 2011-01-28
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
                               -----------------

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

Check One:  Large accelerated filer __      Accelerated filer X

            Non-accelerated filer  __       Smaller reporting company __

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

     The  number  of  shares  of   Registrant's   Common   Stock  outstanding on
January 20, 2011 was 15,110,718.

                                  ANAREN, INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

       Item 1.    Financial Statements

                  Condensed Consolidated Balance Sheets as of            3
                  December 31, 2010 and June 30, 2010 (unaudited)

                  Condensed Consolidated Statements of Income            4
                  for the Three Months Ended December 31,
                  2010 and 2009 (unaudited)

                  Condensed Consolidated Statements of Income            5
                  for the Six Months Ended December 31,
                  2010 and 2009 (unaudited)

                  Condensed Consolidated Statements of Cash Flows        6
                  for the Six Months Ended December 31,
                  2010 and 2009 (unaudited)

                  Notes to Condensed Consolidated Financial              7 - 13
                  Statements (unaudited)

       Item 2.    Management's Discussion and Analysis                  14 - 20
                  of Financial Condition and Results of Operations

       Item 3.    Quantitative and Qualitative Disclosures About        20 - 21
                  Market Risk

       Item 4.    Controls & Procedures                                 21

PART II - OTHER INFORMATION
---------------------------

       Item 1A.   Risk Factors                                          21

       Item 6.    Exhibits                                              22

   Officer Certifications                                               23 - 27

   PART I - FINANCIAL INFORMATION

   Item 1.         Financial Statements

                                  ANAREN, INC.
                      Condensed Consolidated Balance Sheets
                       December 31, 2010 and June 30, 2010
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                      December 31,     June 30,
                                                          2010           2010
                                                      ------------     --------
                     ASSETS
                     ------
Assets:
     Cash and cash equivalents                            $ 50,031     $ 50,521
     Securities held to maturity                             4,369        2,334
     Receivables, less an allowance of $358
        and $375 at December 31, 2010 and
        June 30, 2010, respectively                         26,715       29,124
     Inventories                                            35,218       31,361
     Prepaid expenses and other current assets               5,489        2,916
     Deferred income taxes                                   1,178        1,955
                                                          --------     --------
        Total current assets                               123,000      118,211
     Securities available-for-sale                              --        1,051
     Securities held to maturity                            16,831       19,756
     Property, plant, and equipment, net                    48,311       48,711
     Other assets                                            1,623        1,031
     Goodwill                                               42,435       42,435
     Other intangible assets, net of
       accumulated amortization                              9,557       10,153
                                                          --------     --------
          Total assets                                    $241,757     $241,348
                                                          ========     ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Liabilities and Shareholders' Equity:
     Current installments of long-term obligation         $ 10,000     $ 10,000
     Accounts payable                                        7,331        9,271
     Accrued expenses                                        4,937        5,661
     Customer advance payments                                 268          888
     Other current liabilities                               2,403        2,920
                                                          --------     --------
        Total current liabilities                           24,939       28,740
     Deferred income taxes                                     682          726
     Pension and postretirement benefit obligation           7,326        7,083
     Long-term obligation                                   20,000       30,000
     Other liabilities                                       2,029        1,873
                                                          --------     --------
          Total liabilities                                 54,976       68,422
                                                          --------     --------
Stockholders' Equity:
      Common stock, $0.01 par value. Authorized
      200,000 shares; issued 28,942 and 28,506
      at December 31, 2010 and June 30, 2010,
      respectively                                             289          285
      Additional paid-in capital                           211,447      206,193
      Retained earnings                                    126,871      118,111
      Accumulated other comprehensive loss                  (2,091)      (2,813)
                                                          --------     --------
                                                           336,516      321,776
       Less 13,864 and 13,811  treasury  shares
       at December 31, 2010 and June 30, 2010,
       respectively, at cost                               149,735      148,850
                                                          --------     --------
          Total stockholders' equity                       186,781      172,926
                                                          --------     --------
      Total liabilities and stockholders' equity          $241,757     $241,348
                                                          ========     ========

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                   Condensed Consolidated Statements of Income
                  Three Months Ended December 31, 2010 and 2009
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                            2010         2009
                                                         ---------    ---------
Net Sales                                                $  43,443    $  41,019
Cost of Sales                                               27,149       26,713
                                                         ---------    ---------
        Gross profit                                        16,294       14,306

Operating Expenses:
   Marketing                                                 2,596        2,237
   Research and development                                  3,538        3,534
   General and administrative                                4,628        4,641
                                                         ---------    ---------
        Total operating expenses                            10,762       10,412
                                                         ---------    ---------
        Operating income                                     5,532        3,894

Other income (expense):
   Interest expense                                           (105)        (138)
   Other, primarily interest income                            177           86
                                                         ---------    ---------
        Total other income (expense), net                       72          (52)
                                                         ---------    ---------
        Income before income tax expense                     5,604        3,842
Income tax expense                                             950        1,320
                                                         ---------    ---------
        Net income                                       $   4,654    $   2,522
                                                         =========    =========

Earnings per share:
   Basic                                                 $    0.33    $    0.18
                                                         =========    =========
   Diluted                                               $    0.32    $    0.17
                                                         =========    =========

Weighted average common shares
   outstanding:
      Basic                                                 13,961       14,210
                                                         =========    =========
      Diluted                                               14,720       14,706
                                                         =========    =========

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                   Condensed Consolidated Statements of Income
                   Six Months Ended December 31, 2010 and 2009
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                            2010         2009
                                                         ---------    ---------
Net Sales                                                $  87,982    $  81,356
Cost of Sales                                               54,055       52,386
                                                         ---------    ---------
        Gross profit                                        33,927       28,970
Operating Expenses:
   Marketing                                                 4,995        4,599
   Research and development                                  7,369        7,142
   General and administrative                                9,862        9,122
                                                         ---------    ---------
        Total operating expenses                            22,226       20,863
                                                         ---------    ---------
        Operating income                                    11,701        8,107
Other income (expense):
   Interest expense                                           (289)        (321)
   Other, primarily interest income                            298          213
                                                         ---------    ---------
        Total other income (expense), net                        9         (108)
                                                         ---------    ---------
        Income before income tax expense                    11,710        7,999
Income tax expense                                           2,950        2,620
                                                         ---------    ---------
        Net income                                       $   8,760    $   5,379
                                                         =========    =========

Earnings per share:
   Basic                                                 $    0.63    $    0.38
                                                         =========    =========
   Diluted                                               $    0.60    $    0.37
                                                         =========    =========

Weighted average common shares
   outstanding:
      Basic                                                 13,900       14,163
                                                         =========    =========
      Diluted                                               14,573       14,727
                                                         =========    =========

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                 Condensed Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2010 and 2009
                                 (in thousands)
                                   (unaudited)

                                                            2010          2009
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                         $   8,760    $   5,379
      Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                           4,193        4,207
      Amortization                                             972          671
      Deferred income taxes                                    (34)        (158)
      Equity based compensation                              2,164        1,622

      Changes in operating assets and liabilities:
         Receivables                                         2,408       (1,376)
         Inventories                                        (3,836)       2,122
         Prepaid expenses and other current assets          (3,163)        (675)
         Accounts payable                                   (2,019)      (1,092)
         Accrued expenses                                     (724)      (1,640)
         Customer advance payments                            (620)          45
         Other liabilities                                     405          811
         Pension and postretirement benefit obligation         243          376
                                                         ---------    ---------
           Net cash provided by operating activities         8,749       10,292
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                  (3,713)      (2,160)
      Maturities of held to maturity and sale of
        available-for-sale securities                        3,011       10,750
      Purchases of held to maturity securities              (1,057)          --
                                                         ---------    ---------
           Net cash (used in) provided by
             investing activities                           (1,759)       8,590
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment on long-term obligation                      (10,000)      (9,800)
      Stock options exercised                                2,895        3,149
      Excess tax benefit from exercise of stock options        179          214
      Purchase of treasury stock                              (885)      (4,657)
                                                         ---------    ---------
           Net cash used in financing activities            (7,811)     (11,094)
                                                         ---------    ---------
Effect of exchange rates on cash                               331           16
                                                         ---------    ---------
           Net (decrease) increase in cash and
              cash equivalents                                (490)       7,804
       Cash and cash equivalents, beginning of year         50,521       49,893
                                                         ---------    ---------
       Cash and cash equivalents, end of period          $  50,031    $  57,697
                                                         =========    =========

Supplemental disclosures of cash flow information:
       Cash paid during the period for:
         Interest                                        $     261    $     454
                                                         =========    =========
       Income taxes, net of refunds                      $   5,280    $   2,810
                                                         =========    =========

     See accompanying notes to condensed consolidated financial statements.

                                  ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2011, or any future interim period.

The income tax rate utilized for interim financial statement purposes for the three months and six months ended December 31, 2010 is based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2011.

(1)  Securities
The amortized cost and fair value of securities are as follows:

                                                                       December 31, 2010
                                                ----------------------------------------------------------------
                                                                   Gross            Gross
                                                Amortized        unrealized       unrealized
(amounts in thousands)                             Cost            gains            losses            Fair value
                                                ---------        ----------       ----------          ----------
Securities held to maturity:
   Municipal bonds                               $18,531            $298              $--               $18,829
   Corporate bonds                                 2,170              54               --                 2,224
   Federal agency bonds                              499               5               --                   504
                                                 -------            ----              ---               -------
      Total securities held to maturity          $21,200            $357              $--               $21,557
                                                 =======            ====              ===               =======

                                                                         June 30, 2010
                                                ----------------------------------------------------------------
                                                                   Gross            Gross
                                                Amortized        unrealized       unrealized
(amounts in thousands)                             Cost            gains           losses             Fair value
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
                                                 =======            ====             =====              =======

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

                                                       December 31, 2010                    June 30, 2010
                                                ----------------------------------------------------------------
                                                                     Fair                                  Fair
                                                Amortized           market          Amortized             market
                                                   Cost              value             Cost               value
                                                ---------           ------          ---------            -------
(amounts in thousands)
 Within one year                                 $ 4,369            $ 4,447          $ 2,334             $ 2,379
 One year to three years                          16,831             17,110           19,756              20,075
                                                 -------            -------          -------             -------
    Total                                        $21,200            $21,557          $22,090             $22,454
                                                 =======            =======          =======             =======

                                 ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Contractual maturities of auction rate securities available for sale are summarized as follows:

                                                       December 31, 2010                    June 30, 2010
                                                ----------------------------------------------------------------
                                                                     Fair                                  Fair
                                                                    market                                market
                                                   Cost              value             Cost               value
                                                ---------           ------          ---------            -------
(Amounts in thousands)
 Within one year                                 $ --               $ --             $1,440               $1,051

(2)  Fair Value Measurements
The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of December 31, 2010 because of the short maturity of these instruments. Also, the Company's carrying cost for its revolving credit note approximates fair value.

The carrying value of cash equivalents are based on fair market value.

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2010:

(amounts in thousands)
                                Total Carrying                              Significant other      Significant
                                   Value at           Quoted prices in         observable          unobservable
                                 December 31,          active markets            inputs               inputs
                                     2010                (Level 1)             (Level 2)             (Level 3)
                                --------------        ----------------      -----------------      ------------
Asset Category
Cash equivalents                    $6,760                $6,760                  $ --                $ --

(3)  Intangible Assets
The major components of intangible assets are as follows:

                                                December 31, 2010                      June 30, 2010
(amounts in thousands)                      Gross                Net             Gross               Net
                                           Carrying           Carrying          Carrying          Carrying
                                            Amount             Amount            Amount            Amount
                                           --------           --------          --------          --------
Amortizable intangible assets:
   Customer relationships                   $7,530            $ 5,723            $7,530            $ 6,099
   Developed technology                        780                403               780                481
   Non-competition agreements                1,130                451             1,130                593
                                            ------            -------            ------            -------
      Total                                 $9,440            $ 6,577            $9,440            $ 7,173
                                            ======            =======            ======            =======

Non-amortizable intangible assets:
   Trade names                                                  2,980                                2,980
                                                              -------                              -------
Total intangible assets                                       $ 9,557                              $10,153
                                                              =======                              =======

Intangible asset amortization expense for the three months ended December 31, 2010 and 2009 aggregated $0.3 million in each period and for the six months ended December 31, 2010 and 2009 aggregated $0.6 million in each period. Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense.

There have been no changes to the goodwill balance in the three and six months ended December 31, 2010.

                                 ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(4) Inventories
Inventories are summarized as follows:

                                               December 31,            June 30,
(amounts in thousands)                             2010                  2010
                                               ------------            --------
Raw Materials                                     $18,761               $17,319
Work in process                                    12,605                 9,396
Finished goods                                      3,852                 4,646
                                                  -------               -------
                                                  $35,218               $31,361
                                                  =======               =======

(5) Property, Plant, and Equipment
Components of property, plant, and equipment consists of the following:

                                               December 31,            June 30,
(amounts in thousands)                             2010                  2010
                                               ------------            --------
Land and land improvements                       $   5,167             $  5,167
Construction in process                              3,386                1,451
Buildings, furniture, and fixtures                  34,298               34,052
Machinery and equipment                             63,492               62,267
                                                 ---------             --------
                                                   106,343              102,937
Less accumulated depreciation                      (58,032)             (54,226)
                                                 ---------             --------
                                                 $  48,311             $ 48,711
                                                 =========             ========

(6) Accrued Expenses
Accrued expenses consists of the following:

                                               December 31,            June 30,
(amounts in thousands)                             2010                  2010
                                               ------------            --------
Compensation                                      $3,732                $4,483
Health insurance                                     498                   423
Commissions and other                                707                   755
                                                  ------                ------
                                                  $4,937                $5,661
                                                  ======                ======

(7) Other Liabilities
Other liabilities consist of the following:

                                               December 31,            June 30,
(amounts in thousands)                             2010                  2010
                                               ------------            --------
Deferred compensation                             $   405               $   425
Supplemental retirement plan                          714                   670
Accrued lease                                       1,411                 1,107
Warranty accrual                                      332                   320
Income tax liability                                  791                 1,610
Deferred grant income                                 375                   375
Other                                                 404                   286
                                                  -------               -------
                                                    4,432                 4,793
Less current portion                               (2,403)               (2,920)
                                                  -------               -------
                                                  $ 2,029               $ 1,873
                                                  =======               =======

                                 ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The Company provides warranty policies on its products. In addition, the Company incurs costs to service our products in connection with specific product performance issues. Liabilities for product warranties are based upon expected future product performance and durability, and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in product warranty reserves for the six months ended December 31, 2010, is as follows:

             (amounts in thousands)
             Balance as of July 1, 2010                $320
             Additions                                  251
             Costs incurred                            (221)
             Adjustments                                (18)
                                                       ----
             Balance as of December 31, 2010           $332
                                                       ====

(8) Income Taxes
Income taxes for the second quarter of fiscal 2011 were $1.0 million representing an effective tax rate of 17.0%. This compares to income tax expense of $1.3 million for the second quarter of fiscal 2010, representing an effective tax rate of 34.4%. This decrease primarily resulted from the reinstatement of the Federal Research and Experimentation credit retroactive to January 1, 2010. The effective tax rate for fiscal 2011 is now expected to be approximately 30.0%.

The Company is subject to income tax examinations for its U.S. federal taxes for the fiscal years 2009 and 2010, and for foreign, state and local taxes for the fiscal years 2007 through 2010. One of the Company's recent acquisition is currently undergoing an IRS examination for a year before the Company's ownership. It is reasonably possible that the liability associated with the Company's unrecognized tax benefits will increase or decrease within the next twelve months as a result of this examination and with the expiration of the statutes of limitations. At this time an estimate of the range of reasonably possible outcomes cannot be made.

(9)  Long-term Obligation
Borrowings under a revolving credit note (Note), with Key Bank National Association, bears interest at the London inter-bank offer rate (LIBOR), plus 100 to 425 basis points, or at the Lender's prime rate, minus (100) to plus 225 basis points, depending upon the Company's earnings before interest and taxes and depreciation and amortization (EBITDA) performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the six months ended December 31, 2010, the weighted average interest rate on the outstanding borrowings was approximately 1.45%. In the six months ended December 31, 2010, the Company paid $10.0 million on the Note. The Company's indebtedness and obligations are guaranteed by three of the Company's domestic subsidiaries, as well as, an assignment of the Company's interest in its foreign subsidiary.

(10)  Earning Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include anti-dilutive shares aggregating 439,000 and 611,000 for the six months ended December 31, 2010 and 2009, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

                                 ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                     Three Months Ended              Six Months Ended
                                                         December 31                   December 31
                                                   ----------------------        ----------------------
(amounts in thousands)                               2010           2009           2010           2009
                                                   -------        -------        -------        -------
Numerator:
Net income                                         $ 4,654        $ 2,522        $ 8,760        $ 5,379
                                                   =======        =======        =======        =======

Denominator:
Denominator for basic earnings per
share outstanding                                   13,961         14,210         13,900         14,163
                                                   =======        =======        =======        =======

Denominator for diluted earnings per share:
   Weighted average shares outstanding              13,961         14,210         13,900         14,163
Common stock options and  restricted stock             759            496            673            564
                                                   -------        -------        -------        -------

Weighted average shares                             14,720         14,706         14,573         14,727
                                                   =======        =======        =======        =======

(11)  Employee Benefit Plans
Defined Benefit Plan
Components of net periodic pension cost for the three and six months ended December 31, are as follows:

                                                     Three Months Ended             Six Months Ended
                                                         December 31                   December 31
                                                   ----------------------        ----------------------
                                                     2010          2009            2010           2009
                                                   -------        -------        -------        -------
(amounts in thousands)
Service cost                                       $    93        $    78        $   186        $   156
Interest cost                                          210            200            420            400
Expected return on plan assets                        (215)          (187)          (430)          (374)
Amortization of the unrecognized loss                  120             83            240            166
                                                   -------        -------        -------        -------
Net periodic benefit cost                          $   208            174        $   416            348
                                                   =======        =======        =======        =======

Required contributions for fiscal 2011 are approximately $0.3 million, $0.1 million has been paid in the six months ended December 31, 2010.

Postretirement Health Benefit Plan
Components of net periodic postretirement benefit cost for the three and six months ended December 31, are as follows:

                                                     Three Months Ended                Six Months Ended
                                                         December 31                      December 31
                                                   ----------------------        ----------------------
                                                     2010          2009            2010           2009
                                                   -------        -------        -------        -------
(amounts in thousands)
Service cost                                       $     9        $    20        $    18        $    40
Interest cost                                           17             40             34             80
Amortization of the unrecognized loss                  (18)             1            (36)             2
Amortization of the prior service cost                  (5)            (5)           (10)           (10)
                                                   -------        -------        -------        -------
Net periodic benefit cost                          $     3        $    56        $     6            112
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

(12)  Other Comprehensive Income
Other Comprehensive Income
Comprehensive income consists of the following:

                                                     Three Months Ended             Six Months Ended
                                                         December 30                   December 31
                                                   ----------------------        ----------------------
                                                     2010          2009            2010           2009
                                                   -------        -------        -------        -------
(amounts in thousands)
Net income                                         $ 4,654        $ 2,522        $ 8,760        $ 5,379

Other comprehensive income:
   Foreign currency translation gain                   147              2            333             16
   Mark to market adjustment                           389             --            389             --
                                                   -------        -------        -------        -------

Comprehensive income                               $ 5,190        $ 2,524        $ 9,482        $ 5,395
                                                   =======        =======        =======        =======

Accumulated Other Comprehensive Income (Loss)
The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

                                         Foreign           Minimum             Mark to          Accumulated
                                        currency           pension             market              other
                                       translation        liability      available-for-sale   comprehensive
                                       adjustment        adjustment           securities        income (loss)
                                       ----------        ----------      ------------------   ---------------
(amounts in thousands)
Balances at June 30, 2009                $ 1,404           $(3,412)           $  (389)            $(2,397)
Current period change                         62              (478)                --                (416)
                                         -------           -------            -------             -------
Balances at June 30, 2010                $ 1,466           $(3,890)           $  (389)            $(2,813)
Current period change                        333                --                389                 722
                                         -------           -------            -------             -------
Balances at December 31, 2010            $ 1,799           $(3,890)           $    --             $(2,091)
                                         =======           =======            =======             =======

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

                                 ANAREN, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                          Space &
(amounts in thousands)                                   Wireless         Defense     Unallocated      Consolidated
                                                         --------         -------     -----------      ------------
Net sales (Three Months Ended):
    December 31, 2010                                     $15,599          $27,844      $    --           $43,443
    December 31, 2009                                      12,383           28,636           --            41,019
Net sales (Six Months Ended):
    December 31, 2010                                      31,124           56,858           --            87,982
    December 31, 2009                                      26,794           54,562           --            81,356
Operating income (Three Months Ended)
    December 31, 2010                                       2,297            3,285          (50)            5,532
    December 31, 2009                                         537            3,683         (326)            3,894
Operating income (Six Months Ended)
    December 31, 2010                                       5,277            6,994         (570)           11,701
    December 31, 2009                                       1,768            6,733         (394)            8,107
Goodwill and intangible assets:
    December 31, 2010                                      30,716           21,276           --            51,992
    June 30, 2010                                          30,716           21,872           --            52,588

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

Overview
--------
The consolidated financial statements present the financial condition of the Company as of December 31, 2010 and June 30, 2010, and the consolidated results of operations and cash flows of the Company for the three and six months ended December 31, 2010 and 2009.

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

Net sales generally are recognized when units are shipped. Net sales under certain long-term contracts of the Space & Defense Group, many of which provide for periodic payments, are recognized under the percentage-of-completion method based on units of delivery. Estimated manufacturing cost-at-completion for these contracts are reviewed on a routine periodic basis, and adjustments are made periodically to the estimated cost-at-completion based on actual costs incurred, progress made, and estimates of the costs required to complete the contractual requirements. When the estimated manufacturing cost-at-completion exceeds the contract value, the contract is written down to its net realizable value, and the loss resulting from cost overruns is immediately recognized. To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company's achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware).

The Company operates in the wireless communications, satellite communications and defense electronics markets all of which have been affected by the current economic climate and recession. The United States defense budget has a direct impact on the level of funding available for programs that the Company currently participates in or has targeted for future participation. We continue to assess the effect of the 2011 defense budget on these programs and, to date have seen little negative impact on our anticipated Space & Defense Group order rate in fiscal 2011. The current economic down turn has negatively impacted the worldwide Wireless infrastructure market as the market has delayed or downsized system expansions and upgrades. Although Wireless Group sales have improved in the first half of fiscal 2011 due to strong demand for standard components, custom product sales continue to decline and are expected to have an ongoing negative impact on Wireless Group sales levels in the current fiscal year. While the Company has limited short-term visibility for customer demand, we believe that demand has stabilized at current levels and should improve in calendar 2011 as the economy continues to recover.

Third Quarter of Fiscal 2011 Outlook
------------------------------------
For the third quarter of fiscal 2011, we anticipate comparable sales for the Wireless Group and an increase in sales for the Space & Defense Group compared to second quarter levels. As a result, we expect net sales to be in the range of $42 to $46 million. We expect GAAP net earnings per diluted share to be in the range of $0.24 to $0.30, using an anticipated tax rate of approximately 30.0% and inclusive of approximately $0.06 per share related to expected non-cash equity based compensation expense and intangible amortization.

Results of Operations
---------------------
Net sales for the three months ended December 31, 2010 were $43.4 million, up 5.9% from sales of $41.0 million for the second quarter of fiscal 2010. Net income for the second quarter of fiscal 2011 was $4.7 million, or 10.7% of net sales, up $2.2 million from net income of $2.5 million in the second quarter of fiscal 2010.

The following table sets forth the percentage relationships of certain items from the Company's condensed consolidated statements of income as a percentage of net sales.

                                                 Three Months Ended              Six Months Ended
                                            Dec. 31, 2010   Dec. 31, 2009    Dec. 31, 2010   Dec. 31, 2009
                                            -------------   -------------    -------------   -------------
Net Sales                                       100.0%          100.0%            100.0%         100.0%

Cost of Sales                                    62.5%           65.1%             61.4%          64.4%
                                                -----           -----             -----          -----
       Gross profit                              37.5%           34.9%             38.6%          35.6%
                                                -----           -----             -----          -----

Operating Expenses:
   Marketing                                      6.0%            5.5%              5.7%           5.6%
   Research and development                       8.1%            8.6%              8.4%           8.8%
   General and administrative                    10.7%           11.3%             11.2%          11.2%
                                                -----           -----             -----          -----
     Total operating expenses                    24.8%           25.4%             25.3%          25.6%
                                                -----           -----             -----          -----

Operating income                                 12.7%            9.5%             13.3%          10.0%
                                                -----           -----             -----          -----

Other income (expense):
     Interest expense                            (0.2)%          (0.3)%            (0.3)%         (0.4)%
     Other, primarily interest income             0.4 %           0.2 %             0.3 %          0.2 %
                                                -----           -----             -----          -----
     Total other income (expense), net            0.2 %          (0.1)%             0.0 %         (0.2)%
                                                -----           -----             -----          -----

Income before income tax expense                 12.9%            9.4%             13.3%           9.8%
Income tax expense                                2.2%            3.3%              3.3%           3.2%
                                                -----           -----             -----          -----
   Net income                                    10.7%            6.1%             10.0%           6.6%
                                                =====           =====             =====          =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                 Three Months Ended              Six months Ended
                                            Dec. 31, 2010   Dec. 31, 2009    Dec. 31, 2010   Dec. 31, 2009
                                            -------------   -------------    -------------   -------------
Wireless                                       $15,599         $12,383          $31,124         $26,794
Space and Defense                               27,844          28,636           56,858          54,562
                                               -------         -------          -------         -------
     Total                                     $43,443         $41,019          $87,982         $81,356
                                               =======         =======          =======         =======

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31,
--------------------------------------------------------------------------------
2009
----
Net sales. Net sales were $43.4 million for the second quarter ended December 31, 2010, up 5.9% compared to $41.0 million for the second quarter of fiscal 2010. Sales of Wireless Group products rose $3.2 million, or 26.0%, and sales of Space & Defense Group products declined $0.8 million, or 2.8%, in the current second quarter compared to the second quarter of fiscal 2010.

The increase in sales of Wireless Group products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless basestation and consumer equipment, was the result of a substantial increase in demand for standard Wireless component products in the current second quarter compared to the second quarter of fiscal 2010. Sales of these products rose $5.1 million in the current second quarter over second quarter fiscal 2010 levels on the strength of continuing orders from both European OEMs and Asian contract manufacturers. This increase in standard component sales was partially offset by a $1.9 million decline in custom and ferrite basestation products in the current quarter compared to the second quarter last fiscal year, led by a $1.3 million decline in sales to a major OEM resulting from loss of sales to low cost Asian vendor sources and decreased demand for second generation GSM equipment. Demand for Wireless Group products in the third quarter of fiscal 2011 is expected to be comparable to first and second quarter levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military. Sales of Space & Defense Group products declined $0.8 million, or 2.8% in the second quarter of fiscal 2011 compared to the second quarter of the previous fiscal year. This decrease resulted from a decline in sales of military printed wire board products, which fell to $3.6 million in the current second quarter compared to $5.2 million in the second quarter of fiscal 2010 due to production delays and inefficiencies caused by ongoing capacity expansion and facility renovations at the Company's Unicircuit printed wire board operation. Space & Defense Group product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the Group's backlog of $74.3 million at December 31, 2010.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the second quarter of fiscal 2011 was $16.3 million, (37.5% of net sales), up from $14.3 million (34.9% of net sales) for the same quarter of the prior year. Gross profit as a percent of sales increased in the second quarter of fiscal 2011 from the second quarter of fiscal 2010 due to favorable product mix in both the Wireless and Space & Defense Groups. In the Wireless Group, gross margins were enhanced by a $1.9 million reduction in sales of lower margin, high material content custom products which were replaced by $5.1 million of sales of higher margin standard component products in the current second quarter compared to the same period last year. In the Space & Defense Group, margins declined slightly due to both the lower group sales level, a less favorable product mix, and some production issues due to ongoing expansion at the Company's Unicircuit subsidiary. The Group is focused on resolving these issues over the third and fourth quarter of fiscal 2011.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $2.6 million (6.0% of net sales) for the second quarter of fiscal 2011, up $0.4 million from $2.2 million (5.5% of net sales) for the second quarter of fiscal 2010. Marketing expenses in the current second quarter rose due to higher personnel levels, commission costs and travel expenses related to the increase in business levels and additional advertising expenditures related to the Anaren Integrated Radio
(AIR) product introduction in the current fiscal year.

Research and Development. Research and development expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $3.5 million (8.1% of net sales) in the second quarter of fiscal 2011, unchanged from $3.5 million (8.6% of net sales) for the second quarter of fiscal 2010. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. The Company expects to continue its current research and development efforts and spending levels in fiscal 2011, and is presently working on a number of new Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, incentive compensation, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses were $4.6 million (10.7% of net sales) for the second quarter of fiscal 2011, unchanged from $4.6 million (11.3% of net sales) for the second quarter of fiscal 2010. During the current quarter minor increases in personnel costs were off-set by lower expenses related to the Company vacant leased facility in the United Kingdom.

Operating Income. Operating income increased 42.1% in the second quarter of fiscal 2011 to $5.5 million, (12.7% of net sales), compared to $3.9 million (9.5% of net sales) for the second quarter of fiscal 2010. This increase in operating income was a result of the $2.4 million increase in sales volume and the favorable product mix caused by the rise in sales of Wireless standard components coupled with the decline in sales of Wireless custom assemblies.

On an operating segment basis, Wireless Group operating income was $2.3 million (14.7% of group sales) for the second quarter of fiscal 2011, up $1.8 million, from the Group's operating income of $0.5 million (4.3% of group sales) in the second quarter of fiscal 2010. The improvement in Wireless Group operating income in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was due to the $3.2 million overall increase in Wireless Group sales and the combined impact of the continuing decline in low margin custom assembly sales which fell $1.9 million in the current quarter and the increased demand for higher margin standard component products which rose $5.1 million in the quarter. This favorable product mix coupled with further yield improvements for standard components served to increase gross and operating margins 10.4 percentage points in the current second quarter compared to the second quarter of last year.

Space & Defense Group operating income was $3.3 million (11.8% of Group sales) in the second quarter of fiscal 2011, down $0.4 million from $3.7 million (12.9% of net group sales) for the second quarter of fiscal 2010. Operating margins for this Group decreased in the current second quarter due to the lower sales volume and the production inefficiencies at the Company's Unicircuit facility resulting from ongoing capacity expansion and equipment renovation which effected both overall sales volume and production yields in the quarter compared to the second quarter last fiscal year.

Other Income. Other income primarily consists of interest income received on invested cash balances and rental income. Other income was $0.2 million in the second quarter of fiscal 2011 compared to $0.1 million for the second quarter of last year. This increase was a result of a deliberate lengthening of the maturities of the Company's investment portfolio resulting in 50% increase in average return. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the second quarter of fiscal 2011 was $0.1 million, unchanged compared to $0.1 million for the second quarter of fiscal 2010. Interest expense has remained flat due to the continuing consistent and low level of the 90 day London Inter-Bank Offer Rate (LIBOR) interest rate for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The Company's long-term obligation declines by $10 million in the first quarter of each fiscal year. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance. The rate is reset quarterly and for the third quarter of fiscal 2011 is expected to be approximately 1.32%.

Income Taxes. Income taxes for the second quarter of fiscal 2011 were $1.0 million (2.2% of net sales), representing an effective tax rate of 17.0%. This compares to income tax expense of $1.3 million (3.3% of net sales) for the second quarter of fiscal 2010, representing an effective tax rate of 34.4%. This decrease primarily resulted from the reinstatement of the Federal Research and Experimentation credit retroactive to January 1, 2010. The projected effective tax rate for fiscal 2011 is now expected to be approximately 30%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31,
----------------------------------------------------------------------------
2009
----
Net sales. Net sales were $88.0 million for the six months ended December 31, 2010, up 8.1% compared to $81.4 million for the first six of fiscal 2010. Sales of Wireless Group products rose $4.3 million, or 16.0%, while sales of Space & Defense Group products increased $2.3 million, or 4.2%, in the current first six months compared to the first six months of fiscal 2010.

The increase in sales of Wireless Group products was the result of a substantial increase in demand for standard Wireless component products in the current first six months compared to the first six months of fiscal 2010. Sales of these products rose $9.0 million in the current first six months over the first six months of fiscal 2010 levels on the strength of continuing orders from both European OEMs and Asian contract manufacturers. This increase in standard component sales was partially offset by a $4.7 million decline in custom and ferrite basestation products in the current first six months compared to the first six months of last fiscal year, led by a $3.5 million decline in sales to a major OEM resulting from loss of sales to low cost Asian vendor sources and decreased demand for second generation GSM equipment. Demand for Wireless Group products in the third quarter of fiscal 2011 is expected to be comparable to first and second quarter levels.

Sales of Space & Defense Group products rose $2.3 million, or 4.2% in the first half of fiscal 2011 compared to the first half of the previous fiscal year. This increase resulted from sales of counter-improvised explosive devices (IED) related products totaling $7.7 million in the current first six months compared to $2.0 million in the first six months of fiscal 2010. This increase was partially off-set by a decline in sales of military printed wire board products, which fell $2.8 million in the current first six months compared to first six months of fiscal 2010 due to production delays and inefficiencies caused by ongoing capacity expansion and facility renovations at the Company's Unicircuit printed wire board operation.

Gross Profit. Gross profit for the first half of fiscal 2011 was $33.9 million, (38.6% of net sales), up from $29.0 million (35.6% of net sales) for the same period of the prior year. Gross profit as a percent of sales increased in the first half of fiscal 2011 from the first half of last year due to favorable product mix in the Wireless Group. Wireless Group gross margins were enhanced by a $4.7 million reduction in sales of lower margin, high material content custom products which were replaced by $9.0 million of sales of higher margin standard component products in the current six months compared to the same period last year. In the Space & Defense Group, margins declined slightly due to a less favorable product mix resulting from the production inefficiencies at the Unicircuit facility.

Marketing. Marketing expenses were $5.0 million (5.7% of net sales) for the first half of fiscal 2011, up $0.4 million from $4.6 million (5.6% of net sales) for the first half of fiscal 2010. Marketing expenses in the current first six months rose $0.4 million from the first six months of last fiscal year due to higher personnel levels, commission costs and travel expenses related to the increase in business levels and additional advertising expenditures related to the new AIR product introduction in the current fiscal year.

Research and Development. Research and development expenses were $7.4 million (8.4% of net sales) in the first half of fiscal 2011, up 3.2% from $7.1 million (8.8% of net sales) for the first half of fiscal 2010. Research and development expenditures are supporting further development of Wireless Group consumer component opportunities, as well as new technology development in the Space & Defense Group. Research and Development expenditures have increased in the first six months of fiscal 2011 versus the first six months of last year due to the higher level of opportunities in the Space & Defense Group and Wireless Group marketplaces, which resulted in the hiring of additional engineering personnel to support each Group in the current period. The Company expects to continue its current research and development efforts and spending levels in fiscal 2011, and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses increased to $9.9 million (11.2% of net sales) for the first six months of fiscal 2011, from $9.1 million (11.2% of net sales) for the first six months of fiscal 2010. The increase in general and administrative expense in the first half of fiscal 2011 compared to the first half of last year resulted from a lease charge of $0.5 million in the current first half of fiscal 2011 to recognize additional rent expense related to the Company's vacant facility in Frimley, U.K. Additionally, G&A expense rose in the current quarter as a result of a $0.3 million increase in equity based compensation expense related to the Company returning to its normal pattern of granting restricted stock in August this year compared to November in fiscal 2010.

Operating Income. Operating income increased 44.4% in the first six months of fiscal 2011 to $11.7 million, (13.3% of net sales), compared to $8.1 million (10.0% of net sales) for the first six months of fiscal 2010. This increase in the first half of fiscal 2011 from the first half of last year was due to the $6.6 million increase in sales volume and the favorable product mix caused by the $9.0 million rise in sales of higher margin Wireless standard components coupled with the $4.7 million decline in sales of lower margin Wireless custom assemblies.

On an operating segment basis, Wireless Group operating income was $5.3 million (17.0% of group sales) for the first half of fiscal 2011, up $3.5 million, from the Group's operating income of $1.8 million (6.6% of group sales) in the first half of fiscal 2010. The increase in Wireless Group operating income in the first half of fiscal 2011 compared to the first half of fiscal 2010 was a result of the $4.3 million overall increase in Wireless Group sales and the combined impact of the continuing decline in low margin custom assembly sales, which fell $4.7 million in the current six months, and the increased demand for higher margin standard component products which rose $9.0 million in the current six months.

Space & Defense Group operating income was $7.0 million (12.3% of Group sales) in the first half of fiscal 2011, up $0.3 million from $6.7 million (12.3% of net group sales) for the first half of fiscal 2010. Operating margins for this Group were unchanged in the first six month of fiscal 2011 compared to the first half of fiscal 2010, while operating income in dollars increased $0.3 million due to the increase in sales volume year over year in the first six months.

Other Income. Other income increased to $0.3 million in the first half of fiscal 2011 compared to $0.2 million for the first half of last year. This increase was a result of a deliberate lengthening of the maturities of the Company's investment portfolio resulting in 50% increase in average return. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense in the first half of fiscal 2011 was $0.3 million compared to $0.3 million for the first half of fiscal 2010. The Company currently has $30.0 million outstanding on this long-term obligation. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and for the third quarter of fiscal 2011 is expected to be approximately 1.30%.

Income Taxes. Income taxes for the first half of fiscal 2011 were $3.0 million (3.3% of net sales), representing an effective tax rate of 25.2%. This compares to income tax expense of $2.6 million (3.2% of net sales) for the first half of fiscal 2010, representing an effective tax rate of 32.8%. During the second quarter of fiscal 2011, the Federal Research and Experimentation credit was reinstated retroactive to January 1, 2010. The projected effective tax rate for fiscal 2011 is approximately 30.0% compared to an actual effective tax rate of 26.1% for fiscal 2010. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss.

Critical Accounting Policies
There have been no changes to the Company's critical accounting policies, estimates, or judgments from those discussed in the Company's 2010 Annual Report on Form 10-K.

Liquidity and Capital Resources
-------------------------------
Net cash provided by operations for the first six months of fiscal 2011 was $8.7 million and resulted primarily from net income before depreciation, amortization and non-cash equity based compensation expense. The positive cash flow from earnings for the six months was further enhanced by a $2.4 million decrease in accounts receivable due to improved collections, which more than off-set a $3.8 million increase in inventory, a $2.4 million increase in refundable income taxes and a $2.7 million reduction of current liabilities.

Net cash provided by operations for the first six months of fiscal 2010 was $10.3 million and resulted primarily from the high level of net income before depreciation amortization and non-cash equity based compensation expense plus a $2.1 million decline in inventory. The positive cash flow from earnings for the six months was partially off-set by increases in receivables and the pay down of liabilities totaling $3.3 million.

Net cash used in investing activities in the first half of fiscal 2011 was $1.8 million and consisted of $3.7 million used to pay for capital additions which, was partially off-set by $1.9 million provided by the maturity of marketable debt and available-for-sale securities. Net cash provided by investing activities in the first half of fiscal 2010 was $8.6 million and consisted of $10.8 million provided by the maturity of marketable debt securities, partially offset by of $2.2 million used to pay for capital additions.

Net cash used in financing activities in the first six months of fiscal 2011 was $7.8 million and consisted of $10.0 million used to pay long-term debt and $0.9 million used to purchase approximately 52,000 treasury shares, partially offset by $3.1 million generated by cash receipts and tax benefits from the exercise of stock options. Net cash used in financing activities in the first six months of fiscal 2010 was $11.1 million and consisted of $9.8 million used to pay long-term debt and $4.7 million used to purchase approximately 284,000 treasury shares, partially offset by $3.4 million generated by cash receipts and tax benefits from the exercise of stock options.

During the next twelve months, the Company anticipates that its main cash requirement will be for capital expenditures, possible continued repurchase of the Company's common stock and the $10.0 million principal payment on its line of credit due in July 2011. Capital expenditures for the remainder of fiscal 2011 and the first half of fiscal 2012 are expected to be in the range of 4 to 5 percent of sales and will be funded from existing cash and investments.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transactions under the current Board authorization, depending on market conditions. At December 31, 2010, there were approximately 0.4 million shares remaining under the current Board repurchase authorization.

At December 31, 2010, the Company had approximately $71.2 million in cash, cash equivalents, and marketable securities. The Company has had positive operating cash flow for over ten years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.


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

As of December 31, 2010, the Company had cash, cash equivalents and marketable securities of $71.2 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities within 3 years, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from December 31, 2010 rates, or 0.035%, would have reduced net income by approximately $7,000, or $.0005 net income per diluted share for the quarter and would have reduced cash flow by approximately $7,000 in the quarter. Due to the relatively short maturities of the securities, continuing current unprecedented low market rates and the Company's ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rate will reduce the Company's interest income.

As of December 31, 2010, the Company had $30.0 million in outstanding debt under its revolving line of credit with Key Bank National Association. The line consists of a $50,000,000 revolving credit note for which principal amounts are due on August 1, 2011, and on each anniversary date thereafter through July 31, 2013. Borrowings under this Note bear interest at LIBOR, plus 100 to 425 basis points or at the Lender's prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the current portion of long-term debt plus interest expense. For the three months ended December 31, 2010, the weighted average interest rate on the outstanding borrowings was 1.32%. Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise. A hypothetical increase in market interest rate of 10.0% from December 31, 2010 rates, or 0.13%, would have reduced net income by approximately $10,000, or $.0007 net income per diluted share for the quarter and would have reduced cash flow by approximately $10,000 in the quarter. Due to the Company's significant cash reserves and historical positive operating cash flow, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, increases in market interest rates will increase the Company's interest expense.

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


Item 4.     Controls and Procedures

A.    Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers") as of December 31, 2010. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On November 5, 2007, the Board of Directors increased by an additional 2,000,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program. The program (originally announced on March 5, 2001), which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On December 31, 2010, approximately 464,000 shares remained authorized for purchase, depending on market conditions.

----------------------------------------------------------------------------------------------------------------------
         Period              Total Number of       Average Price Paid       Total Number of        Maximum Number
                            Shares (or Units)     per Share (or Unit)      Shares (or Units)      (or Approximate
                                Purchased                                Purchased as Part of     Dollar Value) of
                                                                          Publicly Announced      Shares (or Units)
                                                                           Plans or Programs       that May Yet Be
                                                                                                 Purchased Under the
                                                                                                  Plans or Programs
----------------------------------------------------------------------------------------------------------------------
October 2010                                0                                              0                476,582
----------------------------------------------------------------------------------------------------------------------
November 2010                          12,823                   17.91                 12,823                476,582
----------------------------------------------------------------------------------------------------------------------
December 2010                               0                                              0                463,759
----------------------------------------------------------------------------------------------------------------------
Total                                  12,823                   17.91                 12,823                463,759
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

                                  Anaren, Inc.
                                  ------------
                                  (Registrant)




Date: January 28, 2011            /s/Lawrence A. Sala
                                  ---------------------------------------------
                                  Lawrence A.Sala
                                  President & Chief Executive Officer



Date:  January 28, 2011           /s/George A. Blanton
                                  ---------------------------------------------
                                  George A. Blanton
                                  Sr. Vice President, Chief Financial Officer
                                  and Treasurer