Form 10-Q
period 2011-03-31
ANAREN  INC
filed 2011-04-29
CIK 6314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Check One: Large accelerated filer |_|            Accelerated filer |X|

             Non-accelerated filer |_|    Smaller reporting company |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of shares of Registrant's Common Stock outstanding on April 25, 2011 was 15,116,657.

                                  ANAREN, INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of                 3
             March 31, 2011 and June 30, 2010 (unaudited)

             Condensed Consolidated Statements of Income                 4
             for the Three Months Ended March 31,
             2011 and 2010 (unaudited)

             Condensed Consolidated Statements of Income                 5
             for the Nine Months Ended March 31,
             2011 and 2010 (unaudited)

             Condensed Consolidated Statements of Cash Flows             6
             for the Nine Months Ended March 31,
             2011 and 2010 (unaudited)

             Notes to Condensed Consolidated Financial                   7 - 13
             Statements (unaudited)

    Item 2.  Management's Discussion and Analysis                        14 - 20
             of Financial Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                 20 -21

    Item 4.  Controls & Procedures                                       21

PART II - OTHER INFORMATION
---------------------------

    Item 1A. Risk Factors                                                21

    Item 2.  Unregistered Sales of Equity Securities and Use
             of Proceeds                                                 22

    Item 6.  Exhibits                                                    22

  Officer Certifications                                                 23 - 27

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ANAREN, INC.
                      Condensed Consolidated Balance Sheets
                        March 31, 2011 and June 30, 2010
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                                     March 31,            June 30,
                                                                                                       2011                 2010
                                                                                                     ---------            --------
                               ASSETS
                               ------
Assets:
      Cash and cash equivalents                                                                      $  57,155            $  50,521
      Securities held to maturity                                                                        7,961                2,334
      Receivables, less an allowance of $358 and $375
         at March 31, 2011 and June 30, 2010, respectively                                              28,547               29,124
      Inventories                                                                                       36,262               31,361
      Prepaid expenses and other current assets                                                          3,915                2,916
      Deferred income taxes                                                                              1,140                1,955
                                                                                                     ---------            ---------
         Total current assets                                                                          134,980              118,211
      Securities available-for-sale                                                                         --                1,051
      Securities held to maturity                                                                       12,563               19,756
      Property, plant, and equipment, net                                                               48,178               48,711
      Other assets                                                                                       1,634                1,031
      Goodwill                                                                                          42,435               42,435
      Other intangible assets, net of accumulated amortization                                           9,259               10,153
                                                                                                     ---------            ---------
           Total assets                                                                              $ 249,049            $ 241,348
                                                                                                     =========            =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Liabilities and Stockholders' Equity:
       Current installments of long-term obligation                                                  $  10,000            $  10,000
       Accounts payable                                                                                  9,516                9,271
       Accrued expenses                                                                                  5,848                5,661
       Customer advance payments                                                                            45                  888
       Other current liabilities                                                                         2,302                2,920
                                                                                                     ---------            ---------
         Total current liabilities                                                                      27,711               28,740
      Deferred income taxes                                                                                331                  726
      Pension and postretirement benefit obligation                                                      7,461                7,083
      Long-term obligation                                                                              20,000               30,000
      Other liabilities                                                                                  1,619                1,873
                                                                                                     ---------            ---------
           Total liabilities                                                                            57,122               68,422
                                                                                                     ---------            ---------
Stockholders' Equity:
       Common stock, $0.01 par value.  Authorized 200,000
       shares; issued 28,981 and 28,506 at March 31, 2011 and
       June 30, 2010, respectively                                                                         290                  285
       Additional paid-in capital                                                                      213,129              206,193
       Retained earnings                                                                               130,268              118,111
       Accumulated other comprehensive loss                                                             (2,017)              (2,813)
                                                                                                     ---------            ---------
                                                                                                       341,670              321,776

         Less 13,864 and 13,811 treasury shares at March 31, 2011                                      149,743              148,850
         and June 30, 2010, respectively, at cost
                                                                                                     ---------            ---------
           Total stockholders' equity                                                                  191,927              172,926
                                                                                                     ---------            ---------
            Total liabilities and stockholders' equity                                               $ 249,049            $ 241,348
                                                                                                     =========            =========

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                   Condensed Consolidated Statements of Income
                   Three Months Ended March 31, 2011 and 2010
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                        2011          2010
                                                       -------       -------
Net Sales                                              $44,015       $42,181
Cost of Sales                                           27,928        25,356
                                                       -------       -------
         Gross profit                                   16,087        16,825
Operating Expenses:
   Marketing                                             2,622         2,407
   Research and development                              4,656         3,999
   General and administrative                            4,521         5,096
                                                       -------       -------
         Total operating expenses                       11,799        11,502
                                                       -------       -------
         Operating income                                4,288         5,323
Other income (expense):
   Interest expense                                       (104)         (129)
   Other, primarily interest income                        139            75
                                                       -------       -------
         Total other income (expense), net                  35           (54)
                                                       -------       -------
         Income before income tax expense                4,323         5,269
Income tax expense                                         925           708
                                                       -------       -------
         Net income                                    $ 3,398       $ 4,561
                                                       =======       =======

Earnings per share:
   Basic                                               $  0.24       $  0.33
                                                       =======       =======
   Diluted                                             $  0.23       $  0.32
                                                       =======       =======

Weighted average common shares outstanding:
   Basic                                                14,123        13,919
                                                       =======       =======
   Diluted                                              14,994        14,328
                                                       =======       =======

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                   Condensed Consolidated Statements of Income
                    Nine Months Ended March 31, 2011 and 2010
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                         2011           2010
                                                       --------       --------
Net Sales                                              $131,997       $123,537
Cost of Sales                                            81,983         77,743
                                                       --------       --------
         Gross profit                                    50,014         45,794
Operating Expenses:
   Marketing                                              7,617          7,006
   Research and development                              12,024         11,140
   General and administrative                            14,384         14,218
                                                       --------       --------
         Total operating expenses                        34,025         32,364
                                                       --------       --------
         Operating income                                15,989         13,430
Other income (expense):
   Interest expense                                        (393)          (451)
   Other, primarily interest income                         436            288
                                                       --------       --------
         Total other income (expense), net                   43           (163)
                                                       --------       --------
         Income before income tax expense                16,032         13,267
Income tax expense                                        3,875          3,328
                                                       --------       --------
         Net income                                    $ 12,157       $  9,939
                                                       ========       ========

Earnings per share:
   Basic                                               $   0.87       $   0.71
                                                       ========       ========
   Diluted                                             $   0.83       $   0.68
                                                       ========       ========

Weighted average common shares outstanding:
   Basic                                                 13,973         14,083
                                                       ========       ========
   Diluted                                               14,712         14,595
                                                       ========       ========

      See accompanying notes to condensed consolidated financial statements

                                  ANAREN, INC.
                 Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2011 and 2010
                                 (in thousands)
                                   (unaudited)

                                                                                                         2011                2010
                                                                                                       --------            --------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                                      $ 12,157            $  9,939
       Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                                                       6,146               6,700
       Loss on disposal of fixed assets                                                                      --                 214
       Amortization                                                                                       1,446                 996
       Deferred income taxes                                                                               (352)               (245)
       Equity-based compensation                                                                          3,215               2,703

       Changes in operating assets and liabilities:
           Receivables                                                                                      577              (3,638)
           Inventories                                                                                   (4,913)              1,874
           Prepaid expenses and other current assets                                                     (1,601)               (722)
           Accounts payable                                                                                 246               1,126
           Accrued expenses                                                                                 187                (389)
           Customer advance payments                                                                       (844)                953
           Other liabilities                                                                               (100)               (702)
           Pension and postretirement benefit obligation                                                    378                (156)
                                                                                                       --------            --------
              Net cash provided by operating activities                                                  16,542              18,653
                                                                                                       --------            --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                              (5,612)             (3,862)
       Escrow claim received for the Unicircuit acquisition                                                  --                 154
       Proceeds from sale of property, plant, and equipment                                                  --                  50
       Maturities of held to maturity and sale of available-for-sale
           securities                                                                                     3,511              11,760
       Purchases of held to maturity securities                                                          (1,057)            (17,918)
                                                                                                       --------            --------
              Net cash used in investing activities                                                      (3,158)             (9,816)
                                                                                                       --------            --------

   CASH FLOWS FROM FINANCING ACTIVITIES:

       Payment on long-term obligation                                                                  (10,000)             (9,800)
       Stock options exercised                                                                            3,555               3,149
       Excess tax benefit from exercise of stock options                                                    183                 214
       Purchase of treasury stock                                                                          (894)             (7,865)
                                                                                                       --------            --------

              Net cash used in financing activities                                                      (7,156)            (14,302)
                                                                                                       --------            --------
   Effect of exchange rates on cash                                                                         406                  17
                                                                                                       --------            --------
              Net increase (decrease) in cash and cash equivalents                                        6,634              (5,448)
   Cash and cash equivalents, beginning of year                                                          50,521              49,893
                                                                                                       ========            ========
   Cash and cash equivalents, end of period                                                            $ 57,155            $ 44,445
                                                                                                       ========            ========


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                                        $    359            $    586
                                                                                                       ========            ========
       Income taxes, net of refunds                                                                    $  5,552            $  4,424
                                                                                                       ========            ========

     See accompanying notes to condensed consolidated financial statements.

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2011, or any future interim period.

The income tax rate utilized for interim financial statement purposes for the three months and nine months ended March 31, 2011 is based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2011.

(1) Securities

The amortized cost and fair value of securities are as follows:

                                                                                          March 31, 2011
                                                               ---------------------------------------------------------------------
                                                                                     Gross                Gross
                                                               Amortized           unrealized           unrealized            Fair
(amounts in thousands)                                           Cost                 gains               losses              value
                                                               ---------           ----------           ----------           -------
Securities held to maturity:
    Municipal bonds                                              $18,371             $   250             $    --             $18,621
    Corporate bonds                                                2,153                  41                  --               2,194
                                                                 -------             -------             -------             -------
           Total securities held to maturity                     $20,524             $   291             $    --             $20,815
                                                                 =======             =======             =======             =======

                                                                                          June 30, 2010
                                                               ---------------------------------------------------------------------
                                                                                     Gross                Gross
                                                               Amortized           unrealized           unrealized            Fair
(amounts in thousands)                                           Cost                 gains               losses              value
                                                               ---------           ----------           ----------           -------
Securities available-for-sale:
   Auction rate securities                                       $ 1,440             $    --             $  (389)            $ 1,051

Securities held to maturity:
    Municipal bonds                                              $21,088             $   353             $    --             $21,441
    Corporate bonds                                                  503                   4                  --                 507
    Federal agency bonds                                             499                   7                  --                 506
                                                                 -------             -------             -------             -------
           Total securities held to maturity                     $22,090             $   364             $    --             $22,454
                                                                 =======             =======             =======             =======

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

                                                                       March 31, 2011                          June 30, 2010
                                                                ----------------------------            ----------------------------
                                                                                       Fair                                    Fair
                                                                Amortized             market            Amortized             market
                                                                  Cost                value                Cost               value
                                                                ---------            -------            ---------            -------
(amounts in thousands)
 Within one year                                                 $ 7,961             $ 8,053             $ 2,334             $ 2,379
 One year to three years                                          12,563              12,762              19,756              20,075
                                                                 -------             -------             -------             -------
     Total                                                       $20,524             $20,815             $22,090             $22,454
                                                                 =======             =======             =======             =======

Contractual maturities of auction rate securities available for sale are summarized as follows:

                                                                       March 31, 2011                          June 30, 2010
                                                                -----------------------------           ----------------------------
                                                                                       Fair                                    Fair
                                                                                      market                                  market
                                                                  Cost                value                Cost               value
                                                                ---------            -------            ---------            -------
(amounts in thousands)
 Within one year                                                 $    --             $    --             $ 1,440             $ 1,051

(2) Fair Value Measurements

The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of March 31, 2011 and June 30, 2010 because of the short maturity of these instruments. Also, the Company's carrying cost for its revolving credit note approximates fair value.

The carrying value of cash equivalents are carried at cost, which approximates fair market value.

The available-for-sale security was sold during the second quarter ended December 31, 2010. The amount received, based on the escrow agreement that was in place between the Company and M. S. Kennedy Corporation, was the security's par value of $1.5 million.

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of March 31, 2011 and June 30, 2010:

(amounts in thousands)

                                                                                                 Significant other      Significant
                                                          Total Carrying    Quoted prices in        observable         unobservable
                                                             Value at        active markets           inputs              inputs
                                                          March 31, 2011        (Level 1)           (Level 2)            (Level 3)
                                                          --------------    ----------------     -----------------     ------------
Asset Category

Cash equivalents                                             $ 7,567             $ 7,567             $    --             $    --

(amounts in thousands)

                                                                                                 Significant other      Significant
                                                          Total Carrying    Quoted prices in        observable         unobservable
                                                             Value at        active markets           inputs              inputs
                                                          June 30, 2010         (Level 1)           (Level 2)            (Level 3)
                                                          --------------    ----------------     -----------------     ------------
Asset Category

Cash equivalents                                             $ 5,807             $ 5,807             $    --             $    --

Available-for-sale securities                                  1,051                                                       1,051

(3)  Intangible Assets

The major components of intangible assets are as follows:



                                                                      March 31, 2011                          June 30, 2010
(amounts in thousands)                                          Gross                 Net                Gross                Net
                                                               Carrying            Carrying            Carrying            Carrying
                                                                Amount              Amount              Amount              Amount
                                                               -------             -------             -------             -------
Amortizable intangible assets:
    Customer relationships                                     $ 7,530             $ 5,534             $ 7,530             $ 6,099
    Developed technology                                           780                 364                 780                 481
    Non-competition agreements                                   1,130                 381               1,130                 593
                                                               -------             -------             -------             -------

       Total                                                   $ 9,440             $ 6,279             $ 9,440             $ 7,173
                                                               =======             =======             =======             =======

Non-amortizable intangible assets:
    Trade names                                                                      2,980                                   2,980
                                                                                   -------                                 -------

Total intangible assets                                                            $ 9,259                                 $10,153
                                                                                   =======                                 =======

Intangible asset amortization expense for the three months ended March 31, 2011 and 2010 aggregated $0.3 million in each period and for the nine months ended March 31, 2011 and 2010 aggregated $0.9 million in each period. Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense.

There have been no changes to the goodwill balance in the three and nine months ended March 31, 2011.

(4) Inventories

Inventories are summarized as follows:

(amounts in thousands)                        March 31, 2011       June 30, 2010
                                              --------------       -------------
Raw materials                                     $19,144             $17,319
Work in process                                    13,315               9,396
Finished goods                                      3,803               4,646
                                                  -------             -------
                                                  $36,262             $31,361
                                                  =======             =======

(5) Property, Plant, and Equipment

Components of property, plant, and equipment consists of the following:

(amounts in thousands)                        March 31, 2011       June 30, 2010
                                              --------------       -------------
Land and land improvements                        $ 5,167             $ 5,167
Construction in process                             2,727               1,451
Buildings, furniture, and fixtures                 34,441              34,052
Machinery and equipment                            65,945              62,267
                                                  -------             -------
                                                  108,280             102,937
Less accumulated depreciation                     (60,102)            (54,226)
                                                  -------             -------
                                                  $48,178             $48,711
                                                  =======             =======

(6) Accrued Expenses

Accrued expenses consists of the following:

(amounts in thousands)                        March 31, 2011       June 30, 2010
                                              --------------       -------------
Compensation                                      $ 4,868             $ 4,483
Health insurance                                      548                 423
Commissions and other                                 432                 755
                                                  -------             -------
                                                  $ 5,848             $ 5,661
                                                  =======             =======

(7) Other Liabilities

Other liabilities consist of the following:

(amounts in thousands)                        March 31, 2011       June 30, 2010
                                              --------------       -------------
Deferred compensation                             $   395             $   425
Supplemental retirement plan                          737                 670
Accrued lease                                       1,275               1,107
Warranty accrual                                      332                 320
Income tax liability                                  293               1,610
Deferred grant income                                 375                 375
Other                                                 514                 286
                                                  -------             -------
                                                    3,921               4,793
Less current portion                               (2,302)             (2,920)
                                                  -------             -------
                                                  $ 1,619             $ 1,873
                                                  =======             =======

The Company provides warranty policies on its products. In addition, the Company incurs costs to service our products in connection with specific product performance issues. Liabilities for product warranties are based upon expected future product performance and durability, and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in product warranty reserves for the nine months ended March 31, 2011, is as follows:

                (amounts in thousands)
                Balance as of July 1, 2010               $   320
                Additions                                    382
                Costs incurred                              (304)
                Adjustments                                  (66)
                                                         -------
                Balance as of March 31, 2011             $   332
                                                         =======

(8) Long-term Obligation

Borrowings under a revolving credit note (Note), with Key Bank National Association, bears interest at the 90-day London inter-bank offer rate (LIBOR), plus 100 to 425 basis points, or at the Lender's prime rate, minus (100) to plus 225 basis points, depending upon the Company's earnings before interest and taxes and depreciation and amortization (EBITDA) performance at the end of each quarter as measured by the formula: EBITDA divided by the Current Portion of Long-term Debt plus interest expense. For the nine months ended March 31, 2011, the weighted average interest rate on the outstanding borrowings was approximately 1.60%. In the nine months ended March 31, 2011, the Company paid $10.0 million on the Note. The Company's indebtedness and obligations are guaranteed by three of the Company's domestic subsidiaries, as well as an assignment of the Company's interest in its foreign subsidiary.

(9) Earning Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company's case, comprise shares issuable under the Company's Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include anti-dilutive shares aggregating 13,000 and 1,393,000 for the nine months ended March 31, 2011 and 2010, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

                                                                     Three Months Ended                      Nine Months Ended
                                                                     ------------------                      -----------------
                                                                          March 31                                March 31
                                                                          --------                                --------
(amounts in thousands)                                             2011                2010                2011                2010
                                                                 -------             -------             -------             -------
Numerator:
Net income                                                       $ 3,398             $ 4,561             $12,157             $ 9,939
                                                                 =======             =======             =======             =======

Denominator:
Denominator for basic earnings per share
outstanding                                                       14,123              13,919              13,973              14,083
                                                                 =======             =======             =======             =======

Denominator for diluted earnings per share:
   Weighted average shares outstanding                            14,123              13,919              13,973              14,083
Common stock options and restricted stock                            871                 409                 739                 512
                                                                 -------             -------             -------             -------

Weighted average shares                                           14,994              14,328              14,712              14,595
                                                                 =======             =======             =======             =======

(10) Employee Benefit Plans

Defined Benefit Plan

Components of net periodic pension cost for the three and nine months ended March 31, are as follows:

                                                                    Three Months Ended                      Nine Months Ended
                                                                    ------------------                      -----------------
                                                                         March 31                                March 31
                                                                         --------                                --------
                                                                  2011                2010                2011                2010
                                                                -------             -------             -------             -------
(amounts in thousands)
Service cost                                                    $    93             $    53             $   279             $   209
Interest cost                                                       210                 194                 630                 594
Expected return on plan assets                                     (215)               (198)               (645)               (572)
Amortization of the unrecognized loss                               120                  63                 360                 229
                                                                -------             -------             -------             -------
Net periodic benefit cost                                       $   208             $   112             $   624             $   460
                                                                =======             =======             =======             =======

Required contributions for fiscal 2011 are approximately $0.3 million, $0.2 million has been paid in the nine months ended March 31, 2011.

Postretirement Health Benefit Plan

Components of net periodic postretirement benefit cost for the three and nine months ended March 31, are as follows:

                                                                    Three Months Ended                      Nine Months Ended
                                                                    ------------------                      -----------------
                                                                         March 31                                March 31
                                                                         --------                                --------
                                                                  2011                2010                2011                2010
                                                                -------             -------             -------             -------
(amounts in thousands)
Service cost                                                    $     9             $    20             $    27             $    60
Interest cost                                                        17                  40                  51                 120
Amortization of the unrecognized loss                               (18)                  1                 (54)                  3
Amortization of the prior service cost                               (5)                 (5)                (15)                (15)
                                                                -------             -------             -------             -------
Net periodic benefit cost                                       $     3             $    56             $     9             $   168
                                                                =======             =======             =======             =======

Expected contributions for fiscal 2011 are estimated to be approximately $0.1 million.

(11) Other Comprehensive Income

Other Comprehensive Income

Comprehensive income consists of the following:

                                                                     Three Months Ended                      Nine Months Ended
                                                                     ------------------                      -----------------
                                                                          March 31                                March 31
                                                                          --------                                --------
                                                                   2011                2010                2011                2010
                                                                 -------             -------             -------             -------
(amounts in thousands)
Net income                                                       $ 3,398             $ 4,561             $12,157             $ 9,939

Other comprehensive income:
   Foreign currency translation gain                                  74                   2                 407                  17
   Mark to market adjustment                                          --                  --                 389                  --
                                                                 -------             -------             -------             -------

Comprehensive income                                             $ 3,472             $ 4,563             $12,953             $ 9,956
                                                                 =======             =======             =======             =======

Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

                                                              Foreign             Minimum            Mark to            Accumulated
                                                             currency             pension             market               other
                                                            translation          liability      available-for-sale     comprehensive
                                                            adjustment           adjustment         securities         income (loss)
                                                            -----------          ----------     ------------------     -------------
(amounts in thousands)
Balances at June 30, 2009                                     $ 1,404             $(3,412)            $  (389)            $(2,397)
Current period change                                              62                (478)                 --                (416)
                                                              -------             -------             -------             -------
Balances at June 30, 2010                                     $ 1,466             $(3,890)            $  (389)            $(2,813)
Current period change                                             407                  --                 389                 796
                                                              -------             -------             -------             -------
Balances at March 31, 2011                                    $ 1,873             $(3,890)            $    --             $(2,017)
                                                              =======             =======             =======             =======

(12) Segment and Related Information

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

The Wireless Group designs, manufactures, and markets commercial products used mainly by the wireless communications market. The Space & Defense Group designs, manufactures, and markets specialized products for the space and defense electronics markets. The Company's Space & Defense Group aggregates certain operating segments into one reportable segment, as the Company has assessed the aggregation criteria and have met all requirements for aggregation.

The following table reflects the operating results of the segments consistent with the Company's internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

                                                                                 Space &
(amounts in thousands)                                       Wireless            Defense            Unallocated        Consolidated
                                                             --------            --------           -----------        ------------
Net sales (Three Months Ended):
     March 31, 2011                                           $15,170             $28,845             $    --             $44,015
     March 31, 2010                                            14,212              27,969                  --              42,181
Net sales (Nine Months Ended):
     March 31, 2011                                            46,294              85,703                  --             131,997
     March 31, 2010                                            41,006              82,531                  --             123,537
Operating income (Three Months Ended)
     March 31, 2011                                             1,864               2,424                  --               4,288
     March 31, 2010 (1)                                         1,867               3,686                (230)              5,323
Operating income (Nine Months Ended)
     March 31, 2011 (1)                                         7,141               9,418                (570)             15,989
     March 31, 2010 (1)                                         3,635              10,419                (624)             13,430
Goodwill and intangible assets:
     March 31, 2011                                            30,716              20,978                  --              51,694
     June 30, 2010                                             30,716              21,872                  --              52,588

(1) Unallocated amounts relate to the lease expense incurred on the Company's operating lease located in England.

(13) Subsequent Event

On April 13, 2011, the Company entered into a Termination Agreement with AML Communications, Inc. (AML) to terminate the Agreement and Plan of Merger dated February 13, 2011 (the Merger Agreement). The termination of the Merger Agreement was due to AML's delivery of a Recommendation Change Notice indicating that AML's Board of Directors intended to withdraw its recommendation of the Company's acquisition. The Company, pursuant to the Termination Agreement, was paid a termination fee in the amount of $0.6 million and reimbursed $0.2 million for expenses related to the terminated transaction in the fourth quarter of fiscal 2011.

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

Overview

The consolidated financial statements present the financial condition of the Company as of March 31, 2011 and June 30, 2010, and the consolidated results of operations and cash flows of the Company for the three and nine months ended March 31, 2011 and 2010.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets. The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations and subscriber equipment for wireless communications as well as, in satellites and in defense electronics systems. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Motorola Solutions, Nokia Siemens Networks, and Huawei, and to satellite communications and defense electronics companies such as Boeing Satellite, ITT, Lockheed Martin, Northrop Grumman and Raytheon.

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

The Company operates in the wireless communications, satellite communications and defense electronics markets all of which have been affected by the current economic climate and recession. The United States defense budget has a direct impact on the level of funding available for programs that the Company currently participates in or has targeted for future participation. We continue to assess the effect of the 2011 defense budget on these programs and, to date have seen little negative impact on our anticipated Space & Defense Group order rate in fiscal 2011. The current economic down turn has negatively impacted the worldwide Wireless infrastructure market as the market has delayed or downsized system expansions and upgrades. Wireless Group sales have improved in the first nine months of fiscal 2011 due to strong demand for standard components. While the Company has limited short-term visibility for customer demand, we believe that demand should stabilize at current levels for the remainder of calendar 2011.

Fourth Quarter of Fiscal 2011 Outlook

For the fourth quarter of fiscal 2011, we anticipate comparable sales for the Space & Defense Group and an increase in sales for the Wireless Group compared to third quarter levels. As a result, we expect net sales to be in the range of $42 to $46 million. We expect GAAP earnings per diluted share, absent the effect of any one-time events, to be in the range of $0.23 - $0.28, using an anticipated tax rate of approximately 29.5% and inclusive of approximately

$0.05 to $0.06 per share related to expected non-cash equity based compensation expense and amortization of intangibles.

Results of Operations

Net sales for the three months ended March 31, 2011 were $44.0 million, up 4.3% from sales of $42.2 million for the third quarter of fiscal 2010. Net income for the third quarter of fiscal 2011 was $3.4 million, or 7.7% of net sales, down $1.2 million from net income of $4.6 million in the third quarter of fiscal 2010.

The following table sets forth the percentage relationships of certain items from the Company's condensed consolidated statements of income as a percentage of net sales.

                                                                    Three Months Ended                     Nine Months Ended
                                                           Mar. 31, 2011       Mar. 31, 2010       Mar. 31, 2011       Mar. 31, 2010
                                                           -------------       -------------       -------------       -------------
Net Sales                                                      100.0%              100.0%              100.0%              100.0%

Cost of sales                                                   63.5%               60.1%               62.1%               62.9%
                                                               -----               -----               -----               -----
Gross profit                                                    36.5%               39.9%               37.9%               37.1%
                                                               -----               -----               -----               -----

Operating expenses:
   Marketing                                                     6.0%                5.7%                5.8%                5.7%
   Research and development                                     10.6%                9.5%                9.1%                9.0%
   General and administrative                                   10.2%               12.1%               10.9%               11.5%
                                                               -----               -----               -----               -----
      Total operating expenses                                  26.8%               27.3%               25.8%               26.2%
                                                               -----               -----               -----               -----

Operating income                                                 9.7%               12.6%               12.1%               10.9%
                                                               -----               -----               -----               -----

Other income (expense):

      Interest expense                                          (0.2)%              (0.3)%              (0.3)%              (0.4)%
      Other, primarily interest income                           0.3%                0.2%                0.3%                0.2%
                                                               -----               -----               -----               -----
      Total other income (expense), net                          0.1%               (0.1)%               0.0%               (0.2)%
                                                               -----               -----               -----               -----

Income before income taxes                                       9.8%               12.5%               12.2%               10.7%
Income taxes                                                     2.1%                1.7%                3.0%                2.7%
                                                               -----               -----               -----               -----
   Net income                                                    7.7%               10.8%                9.2%                8.0%
                                                               =====               =====               =====               =====

The following table summarizes the Company's net sales by operating segments for the periods indicated. Amounts are in thousands.

                                                                   Three Months Ended                       Nine Months Ended
                                                           Mar. 31, 2011       Mar. 31, 2010       Mar. 31, 2011       Mar. 31, 2010
                                                           -------------       -------------       -------------       -------------
Wireless                                                      $15,170             $14,212             $ 46,294            $ 41,006
Space and Defense                                              28,845              27,969               85,703              82,531
                                                              -------             -------             --------            --------
     Total                                                    $44,015             $42,181             $131,997            $123,537
                                                              =======             =======             ========            ========

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net sales. Net sales were $44.0 million for the third quarter ended March 31, 2011, up 4.3% compared to $42.2 million for the third quarter of fiscal 2010. Sales of Wireless Group products rose $1.0 million, or 6.7%, and sales of Space & Defense Group products increased $0.9 million, or 3.1%, in the current third quarter compared to the third quarter of fiscal 2010.

The increase in sales of Wireless Group products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless basestation and consumer equipment, was the result of a substantial increase in demand for standard Wireless component products in the current third quarter compared to the third quarter of fiscal 2010. Sales of these products rose $2.6 million in the current third quarter over third quarter fiscal 2010 levels on the strength of continuing orders from both European Original Equipment Manufacturers (OEM) and Asian contract manufacturers. This increase in standard component sales was partially offset by a $1.6 million decline in custom and ferrite basestation products in the current quarter compared to the third quarter last fiscal year, resulting from loss of sales to low cost Asian vendor sources and decreased demand for second generation GSM equipment. Demand for Wireless Group products in the fourth quarter of fiscal 2011 is expected to increase compared to third quarter levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military. Sales of Space & Defense Group products rose $0.9 million, or 3.1% in the third quarter of fiscal 2011 compared to the third quarter of the previous fiscal year. This increase in sales was attributable to a general rise in Space & Defense Group business due to a higher rate of bookings by the Group and not any specific program sales. Space & Defense Group product sales continue to benefit from the higher level of business won by the Company over the past few fiscal years which has resulted in the Group's backlog of $88.0 million and $89.6 million at March 31, 2011 and June 30, 2010, respectively.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the third quarter of fiscal 2011 was $16.1 million, (36.5% of net sales), down from $16.8 million (39.9% of net sales) for the same quarter of the prior year. Gross profit decreased in the third quarter of fiscal 2011 from the third quarter of fiscal 2010 due to a decline in margins for the Space & Defense Group. Margins in this group, declined 5.3 percentage points due to a less favorable product mix with increased material content, losses recognized on some initial engineering to production contracts and production yield issues due to ongoing expansion at the Company's Unicircuit subsidiary. The Group is focused on resolving these issues over the next quarter of fiscal 2011. In the Wireless Group, gross margins were enhanced by a $2.6 million increase in sales of higher margin, standard component products in the current third quarter compared to the same period last year, which partially offset the decline in Space & Defense Group margins.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $2.6 million (6.0% of net sales) for the third quarter of fiscal 2011, up $0.2 million from $2.4 million (5.7% of net sales) for the third quarter of fiscal 2010. Marketing expenses in the current third quarter rose due to higher personnel levels, commission costs and travel expenses related to the increase in business levels and additional advertising expenditures related to the Anaren Integrated Radio
(AIR) product introduction in the current fiscal year. Marketing expenses are expected to remain at this level through the fourth quarter.

Research and Development. Research and development (R&D) expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $4.7 million (10.6% of net sales) in the third quarter of fiscal 2011, up 16.4% from $4.0 million (9.5% of net sales) for the third quarter of fiscal 2010. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. During the second and third quarters of fiscal 2011, the Company hired additional engineering and technical personnel to work on funded customer development programs, as well as, further development of AIR products. Due to delays in finalization of some contracts during the quarter, these new hires and other engineering personnel were redirected to unfunded development work. The Company expects to return to previous research and development spending levels in fiscal 2012, and is presently working on a number of new Wireless and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses consist of employee related expenses, incentive compensation, professional services, intangible amortization, travel related expenses and corporate acquisition costs. General and administrative expenses were $4.5 million (10.2% of net sales) for the third quarter of fiscal 2011, down 11.3% from $5.1 million (12.1% of net sales) for the third quarter of fiscal 2010. The decrease in the current quarter resulted from lower personnel costs due to reductions in administrative personnel, declines in the Company bonus accruals and lower expenses related to the Company's vacant leased facility in the United Kingdom. These reductions, coupled with the reallocation of some subsidiary administrative expenses, more than off-set $0.2 million in acquisition expenses incurred for the aborted AML Communications, Inc. transaction in the current third quarter.

Operating Income. Operating income declined 19.4% in the third quarter of fiscal 2011 to $4.3 million (9.7% of net sales), compared to $5.3 million (12.6% of net sales) for the third quarter of fiscal 2010. This decrease in operating income was a result of the Space & Defense Group's unfavorable product mix, losses recognized on some initial engineering to production contracts, production yield issues at the Company's Unicircuit subsidiary and the large increase in R&D expenditures in both business segments during the current quarter compared to the third quarter last year.

The Wireless Group operating income was $1.9 million (12.3% of Group sales) for the third quarter of fiscal 2011, unchanged from $1.9 million, (13.1% of Group sales) in the third quarter of fiscal 2010. The $0.5 million improvement in Wireless Group gross margin in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, due to the higher component sales levels, was off-set by a $0.4 million increase in Wireless Group R&D spending and a $0.1 million increase in the Group's administrative expense year over year.

Space & Defense Group operating income was $2.4 million (8.4% of Group sales) in the third quarter of fiscal 2011, down $1.3 million from $3.7 million (13.2% of net group sales) for the third quarter of fiscal 2010. Operating margins for this Group decreased in the current third quarter due to a less favorable product mix, losses recognized on some initial engineering production contracts, production yield issues at the Company's Unicircuit subsidiary and increased R&D spending due to a delay in the finalization of some contracts, which resulted in additional engineering personnel being redirected to unfunded development work in the quarter compared to the third quarter last fiscal year.

Other Income. Other income primarily consists of interest income received on invested cash balances and rental income. Other income was $0.1 million in the third quarter of fiscal 2011 compared to $0.1 million for the third quarter of last year. Earnings on invested cash balances were relatively flat as both investable cash and interest rate have remained relatively unchanged year over year. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the third quarter of fiscal 2011 was $0.1 million, unchanged compared to $0.1 million for the third quarter of fiscal 2010. Interest expense has remained flat due to the continuing consistent and low level of the 90 day London Inter-Bank Offer Rate (LIBOR) interest rate for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The Company's long-term obligation declines by $10 million in the first quarter of each fiscal year. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance. The rate is reset quarterly and for the fourth quarter of fiscal 2011 is expected to be approximately 1.30%.

Income Taxes. Income taxes for the third quarter of fiscal 2011 were $0.9 million (2.1% of net sales), representing an effective tax rate of 21.4%. This compares to income tax expense of $0.7 million (1.7% of net sales) for the third quarter of fiscal 2010, representing an effective tax rate of 13.4%. The current year quarter's uncertain tax positions (UTP) was approximately $0.2 million and favorably affected the rate for the quarter. The effective tax rate for the third quarter of fiscal 2010 was a result of the inclusion of the effects of the settlement of the IRS examination of the Company's fiscal 2007 and 2008 returns, as well as, adjustments to the balances for UTPs related to the results of the examination amounting to a reduction in tax expense of approximately $1.0 million. The projected effective tax rate for fiscal 2011 is now expected to be approximately 29.5%. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Net sales. Net sales were $132.0 million for the nine months ended March 31, 2011, up 6.8% compared to $123.5 million for the first nine of fiscal 2010. Sales for the Wireless Group rose $5.3 million, or 12.9%, and sales in the Space & Defense Group increased $3.2 million, or 3.8%, in the current first nine months compared to the first nine months of fiscal 2010.

The increase in the Wireless Group sales was the result of a substantial increase in demand for standard component products in the current first nine months compared to the first nine months of fiscal 2010. Sales of these products rose $11.6 million in the current first nine months of fiscal 2011 over the first nine months of fiscal 2010 levels on the strength of continuing orders from both European OEMs and Asian contract manufacturers. This increase in standard component sales was partially offset by a $6.3 million decline in custom and ferrite basestation products in the current first nine months compared to the first nine months of last fiscal year due to the loss of sales to low cost Asian vendor sources and decreased demand for second generation GSM equipment. Demand for Wireless Group products in the fourth quarter of fiscal 2011 is expected to be higher compared to the first nine month levels.

Sales for the Space & Defense Group rose $3.2 million, or 3.8% in the first nine months of fiscal 2011 compared to the first nine months of the previous fiscal year. This increase resulted from sales of counter-improvised explosive devices
(IED) related products totaling $10.4 million in the current first nine months compared to $4.1 million in the first nine months of fiscal 2010 and a $1.7 million increase in hybrid module sales in fiscal 2011 compared to last year. This increase was partially off-set by a decline in sales of military printed wire board products, which fell $4.0 million in the current first nine months compared to the first nine months of fiscal 2010 due to production delays and inefficiencies caused by ongoing capacity expansion and renovations at the Company's Unicircuit facility.

Gross Profit. Gross profit for the first nine months of fiscal 2011 was $50.0 million, (37.9% of net sales), up from $45.8 million (37.1% of net sales) for the same period of the prior year. Gross profit as a percent of sales increased in the first nine months of fiscal 2011 from the first nine months of last year due to the higher Wireless Group sales and a more favorable product mix in the Wireless Group. Wireless Group gross margins were enhanced by a $6.3 million reduction in sales of lower margin, high material content custom products which were replaced by $11.6 million of sales of higher margin standard component products in the current nine months compared to the same period last year. In the Space & Defense Group, margins declined slightly due to a less favorable product mix and production inefficiencies and yield issues at the Unicircuit operation.

Marketing. Marketing expenses were $7.6 million (5.8% of net sales) for the first nine months of fiscal 2011, up $0.6 million from $7.0 million (5.7% of net sales) for the first nine months of fiscal 2010. Marketing expenses in the current first nine months rose $0.6 million from the first nine months of last fiscal year due to higher personnel levels, commission costs and travel expenses related to the increase in business levels and additional advertising expenditures related to the AIR product introduction in the current fiscal year.

Research and Development. Research and development expenses were $12.0 million (9.1% of net sales) in the first nine months of fiscal 2011, up 7.9% from $11.1 million (9.0% of net sales) for the first nine months of fiscal 2010. Research and development expenditures are supporting further development of Wireless Group consumer component opportunities, as well as new technology development in the Space & Defense Group. Research and development expenditures have increased in the first nine months of fiscal 2011 versus the first nine months of last year due to the higher level of opportunities in the Space & Defense Group and Wireless Group marketplaces. During the second and third quarters of fiscal 2011 the Company hired additional engineering and technical personnel to work on funded customer development programs, as well as, further development of AIR products. Due to delays in finalization of some contracts during the quarter, these new hires and other engineering personnel were redirected to unfunded development work. The Company is presently working on a number of new Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses increased to $14.4 million (10.9% of net sales) for the first nine months of fiscal 2011, from $14.2 million (11.5% of net sales) for the first nine months of fiscal 2010. The increase in general and administrative expense in the first three quarters of fiscal 2011 compared to the first three quarters of last year resulted from the inclusion of $0.2 million in acquisition expenses incurred for the aborted AML Communications, Inc. transaction in the current third quarter.

Operating Income. Operating income increased 19.1% in the first nine months of fiscal 2011 to $16.0 million, (12.1% of net sales), compared to $13.4 million (10.9% of net sales) for the first nine months of fiscal 2010. This increase in the first three quarters of fiscal 2011 from the first three quarters of last year was due to the $8.5 million increase in sales volume and the favorable product mix caused by the $11.6 million rise in sales of higher margin standard components coupled with the $6.3 million decline in sales of lower margin custom assemblies in the Wireless Group.

On an operating segment basis, Wireless Group operating income was $7.1 million (15.4% of group sales) for the first three quarters of fiscal 2011, up $3.5 million, from the Group's operating income of $3.6 million (8.9% of group sales) in the first three quarters of fiscal 2010. The increase in Wireless Group operating income in the first nine months of fiscal 2011 compared to the same period of fiscal 2010 was a result of the $5.3 million overall increase in Wireless Group sales and the combined impact of the continuing decline in low margin custom assembly sales, which fell $6.3 million in the current nine months, and the increased demand for higher margin standard component products which rose $11.6 million in the current nine months.

Space & Defense Group operating income was $9.4 million (11.0% of Group sales) in the first nine months of fiscal 2011, down $1.0 million from $10.4 million (12.6% of net group sales) for the first nine months of fiscal 2010. Operating margins for this Group decreased in the current first nine months due to a less favorable product mix, losses recognized on some initial engineering production contracts, production yield issues due to ongoing expansion at the Company's Unicircuit facility and increased group R&D spending due to a delay in the IridiumNext contract finalization, which resulted in additional engineering personnel being redirected to unfunded development work in the current period.

Other Income. Other income increased to $0.4 million in the first nine months of fiscal 2011 compared to $0.3 million for the first nine months of last year. This increase was a result of a lengthening of the maturities of the Company's investment portfolio resulting in 50% increase in average return as well as higher interest rates on funds held in China. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense in the first nine months of fiscal 2011 was $0.4 million compared to $0.5 million for the first nine months of fiscal 2010. The Company currently has $30.0 million outstanding on its long-term obligation. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company's rolling twelve month EBITDA performance. The rate is reset quarterly and for the fourth quarter of fiscal 2011 is expected to be approximately 1.30%.

Income Taxes. Income taxes for the first nine months of fiscal 2011 were $3.9 million (2.9% of net sales), representing an effective tax rate of 24.2%. This compares to income tax expense of $3.3 million (2.7% of net sales) for the first nine months of fiscal 2010, representing an effective tax rate of 25.1%. The projected effective tax rate for fiscal 2011 is approximately 29.5% compared to an actual effective tax rate of 26.1% for fiscal 2010. The Company's effective tax rate is a direct result of the proportion of federally exempt state municipal bond income and federal tax credits and benefits in relation to the levels of United States and foreign taxable income or loss.

Critical Accounting Policies

There have been no changes to the Company's critical accounting policies, estimates, or judgments from those discussed in the Company's 2010 Annual Report on Form 10-K.

Liquidity and Capital Resources

Net cash provided by operations in the first nine months of fiscal 2011 was $16.5 million and resulted primarily from net income before depreciation, amortization and non-cash equity based compensation expense, which more than off-set a $4.9 million increase in inventory. The increase of inventory is due to the long lead times required for some of the Space & Defense Group programs.

Net cash provided by operations in the first nine months of fiscal 2010 was $18.7 million and resulted from the net income before depreciation amortization and non-cash equity based compensation expense, plus a $1.9 million decline in inventory. The positive cash flow from earnings for the nine months was partially off-set by a $3.6 million increase in receivables due to heavier shipments in the last half of the third quarter.

Net cash used in investing activities in the nine months ended March 31, 2011 was $3.2 million and consisted of $5.6 million used to pay for capital additions, which was partially off-set by $2.4 million provided by the net maturities of marketable debt and sale of available-for-sale securities. Net cash used in investing activities in the first nine months of fiscal 2010 was $9.8 million and consisted of $6.2 million from the net purchases of marketable debt securities, in addition to $3.9 million used to pay for capital additions.

Net cash used in financing activities in the nine months ended March 31, 2011 was $7.2 million and consisted of $10.0 million used to pay long-term debt and $0.9 million used to purchase approximately 53,000 treasury shares, partially offset by $3.7 million generated by cash receipts and tax benefits from the exercise of stock options. Net cash used in financing activities in the first nine months of fiscal 2010 was $14.3 million and consisted of $9.8 million used to pay long-term debt and $7.9 million used to purchase approximately 557,000 treasury shares, partially offset by $3.4 million generated by cash receipts and tax benefits from the exercise of stock options.

During the next twelve months, the Company anticipates that its main cash requirement will be for capital expenditures, continued repurchase of the Company's common stock and the $10.0 million principal payment on its line of credit due in July 2011. Capital expenditures for the remainder of fiscal 2011 and the first half of fiscal 2012 are expected to be in the range of 4 to 5 percent of sales and will be funded from existing cash and investments.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transactions under the current Board authorization, depending on market conditions and restricted stock vesting. At March 31, 2011, there were approximately 463,000 shares remaining under the current Board repurchase authorization.

At March 31, 2011, the Company had approximately $77.7 million in cash, cash equivalents, and marketable securities. The Company has had positive operating cash flow for over ten years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses the Company's possible exposure to market risk related to changes in interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report.

As of March 31, 2011, the Company had cash, cash equivalents and marketable securities of $77.7 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase have maturities within 3 years, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from March 31, 2011 rates, or 0.035%, would have reduced net income by approximately $7,000, or $.0005 net income per diluted share for the quarter and would have reduced cash flow by approximately $7,000 in the quarter. Due to the relatively short maturities of the securities, continuing current unprecedented low market rates and the Company's ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rate will reduce the Company's interest income.

As of March 31, 2011, the Company had $30.0 million in outstanding debt under its revolving line of credit with Key Bank National Association. The line consists of a $50,000,000 revolving credit note for which principal amounts are due on August 1, 2011, and on each anniversary date thereafter through July 31, 2013. Borrowings under this Note bear interest at LIBOR, plus 100 to 425 basis points or at the Lender's prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the current portion of long-term debt plus interest expense. For the three months ended March 31, 2011, the weighted average interest rate on the outstanding borrowings was 1.30%. Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise. A hypothetical increase in market interest rate of 10.0% from March 31, 2011 rates, or 0.13%, would have reduced net income by approximately $10,000, or $.0007 net income per diluted share for the quarter and would have reduced cash flow by approximately $10,000 in the quarter. Due to the Company's significant cash reserves and historical positive operating cash flow, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, increases in market interest rates will increase the Company's interest expense.

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

Item 4. Controls and Procedures

A. Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer ("the Certifying Officers") as of March 31, 2011. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On November 5, 2007, the Board of Directors increased by an additional 2,000,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program. The program (originally announced on March 5, 2001), which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On March 31, 2011, approximately 463,000 shares remained authorized for purchase, depending on market conditions.

--------------------------------------------------------------------------------------------------------------------------------
           Period            Total Number of Shares    Average Price Paid per   Total Number of Shares      Maximum Number (or
                              (or Units) Purchased        Share (or Unit)       (or Units) Purchased as     Approximate Dollar
                                                                                   Part of Publicly        Value) of Shares (or
                                                                                  Announced Plans or      Units) that May Yet Be
                                                                                       Programs             Purchased Under the
                                                                                                             Plans or Programs
--------------------------------------------------------------------------------------------------------------------------------
January 2011                                     --                        --                        --                  463,759
--------------------------------------------------------------------------------------------------------------------------------
February 2011                                   420                     20.03                       420                  463,339
--------------------------------------------------------------------------------------------------------------------------------
March 2011                                       --                        --                        --                  463,339
--------------------------------------------------------------------------------------------------------------------------------
Total                                           420                     20.03                       420                  463,339
--------------------------------------------------------------------------------------------------------------------------------

Item 6.         Exhibits

                31         Rule 13a-14(a) Certifications

                32         Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Anaren, Inc.
                                     (Registrant)

Date: April 29, 2011                 /s/ Lawrence A. Sala
                                     -------------------------------------------
                                     Lawrence A.Sala
                                     President & Chief Executive Officer

Date: April 29, 2011                 /s/ George A. Blanton
                                     -------------------------------------------
                                     George A. Blanton
                                     Sr. Vice President, Chief Financial Officer
                                     and Treasurer