Form 10-Q
period 2011-09-30
ANAREN  INC
filed 2011-10-28
CIK 6314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Registrant’s Common Stock outstanding on October 24, 2011 was 15,044,226.

ANAREN, INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011 (unaudited)	3

	Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2011 and 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2011 and 2010 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17 - 18

Item 4.	Controls & Procedures	18

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

Officer Certifications

PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements

ANAREN, INC.
Condensed Consolidated Balance Sheets
September 30, 2011 and June 30, 2011
(in thousands, except per share amounts)
(unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Assets:
Cash and cash equivalents	$52,754	$58,388
Securities held to maturity	12,397	9,314
Receivables, less an allowance of $380 at September 30, 2011 and June 30, 2011.	26,230	30,931
Inventories	36,353	33,733
Prepaid expenses and other current assets	5,073	3,769
Deferred income taxes	1,032	2,351
Total current assets	133,839	138,486
Securities held to maturity	10,274	13,441
Property, plant, and equipment, net	47,397	47,627
Other assets	1,673	1,741
Goodwill	42,389	42,389
Other intangible assets, net of accumulated amortization	8,663	8,961
Total assets	$244,235	$252,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities and Stockholders’ Equity:
Current installments of long-term debt obligation	$-	$10,000
Accounts payable	8,069	9,535
Accrued expenses	3,690	6,340
Customer advance payments	981	222
Other current liabilities	2,414	2,290
Total current liabilities	15,154	28,387
Deferred income taxes	2,150	1,901
Pension and postretirement benefit obligation	5,779	5,715
Long-term debt obligation	20,000	20,000
Other liabilities	1,422	1,538
Total liabilities	44,505	57,541
Stockholders' Equity:
Common stock, $0.01 par value. Authorized 200,000 shares; issued 29,226 and 28,972 at September 30, 2011and June 30, 2011, respectively	292	288
Additional paid-in capital	218,380	214,179
Retained earnings	137,041	134,512
Accumulated other comprehensive loss	(466)	(603)
Total stockholders’ equity before treasury stock	355,247	348,376
Less 14,191 and 14,072 treasury shares at September 30, 2011and June 30, 2011, respectively, at cost	155,517	153,272
Total stockholders' equity	199,730	195,104
Total liabilities and stockholders' equity	$244,235	$252,645

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Income
Three Months Ended September 30, 2011 and 2010
(in thousands, except per share amounts)
(unaudited)

	2011	2010

Net sales	$38,720	$44,539
Cost of sales	24,196	26,906
Gross profit	14,524	17,633
Operating expenses:
Marketing	2,596	2,399
Research and development	3,924	3,831
General and administrative	4,415	5,234
Total operating expenses	10,935	11,464
Operating income	3,589	6,169
Other income (expense):
Interest expense	(80)	(184)
Other, primarily interest income	140	120
Total other income (expense), net	60	(64)
Income before income tax expense	3,649	6,105
Income tax expense	1,120	2,000
Net income	$2,529	$4,105

Earnings per share:
Basic	$0.18	$0.30
Diluted	$0.17	$0.28

Weighted average common shares outstanding:
Basic	14,129	13,839
Diluted	14,803	14,426

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Cash Flows
Three Months Ended September 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,529	$4,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,208	2,136
Amortization	487	487
Deferred income taxes	297	(51)
Equity-based compensation	956	1,093

Changes in operating assets and liabilities:
Receivables	4,699	1,273
Inventories	(2,620)	(1,983)
Prepaid expenses and other assets	(1,234)	(520)
Accounts payable	(1,465)	(668)
Accrued expenses	(2,651)	(1,825)
Customer advance payments	760	(52)
Other liabilities	1,278	1,797
Pension and postretirement benefit obligation	64	80
Net cash provided by operating activities	5,308	5,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,979)	(1,396)
Maturities of held to maturity and sale of available-for-sale Securities	2,411	271
Purchases of held to maturity securities	(2,516)	(1,057)
Net cash used in investing activities	(2,084)	(2,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt obligation	(10,000)	(10,000)
Stock options exercised	2,542	237
Excess tax benefit	707	7
Purchase of treasury stock	(2,245)	(656)

Net cash used in financing activities	(8,996)	(10,412)
Effect of exchange rates on cash	138	135
Net decrease in cash and cash equivalents	(5,634)	(6,587)
Cash and cash equivalents, beginning of year	58,388	50,521
Cash and cash equivalents, end of period	$52,754	$43,934

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$99	$131
Income tax (refunds) payments, net	$(58)	$818

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2012, or any future interim period.

The income tax rate utilized for interim financial statement purposes for the three months ended September 30, 2011 is based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2012.

(1)  Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2011
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$19,002	$68	$-	$19,070
Corporate bonds	3,669	-	(19)	3,650
Total securities held to maturity	$22,671	$68	$(19)	$22,720

	June 30, 2011
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$18,263	$57	$-	$18,320
Corporate bonds	4,492	23	-	4,515
Total securities held to maturity	$22,755	$80	$-	$22,835

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

	September 30, 2011		June 30, 2011
	Amortized Cost	Fair value	Amortized Cost	Fair value
(amounts in thousands)
Within one year	$12,397	$12,437	$9,314	$9,326
One year to three years	10,274	10,283	13,441	13,509
Total	$22,671	$22,720	$22,755	$22,835

(2)  Fair Value Measurements

The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of September 30, 2011 and June 30, 2011 because of the short maturity of these instruments.  Also, the Company’s carrying cost for its revolving credit note approximates fair value.

Cash equivalents are carried at cost, which approximates fair value.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Valuations on certain instruments are categorized into three levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2011 and June 30, 2011:

(amounts in thousands)
	Total Carrying Value at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$5,280	$5,280	$-	$-

(amounts in thousands)
	Total Carrying Value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$5,040	$5,040	$-	$-

(3)  Intangible Assets

The major components of intangible assets are as follows:

	September 30, 2011		June 30, 2011
(amounts in thousands)	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount

Amortizable intangible assets:
Customer relationships (10 years)	$7,530	$5,158	$7,530	$5,346
Developed technology (5 years)	780	286	780	325
Non-competition agreements (4 years)	1,130	239	1,130	310

Total	$9,440	5,683	$9,440	5,981

Non-amortizable intangible assets:
Trade names		2,980		2,980
Total intangible assets		$8,663		$8,961

Intangible asset amortization expense for the three months ended September 30, 2011 and 2010 aggregated $0.3 million in each period.  Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense. There have been no changes to the goodwill balance in the three months ended September 30, 2011.

In September 2011, the Financial Accounting Standards Board (FASB) recently issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing goodwill for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  This ASU is effective for the Company beginning in fiscal year 2013.  The Company has elected early adoption, and the new ASU is not expected to have a material impact on the Company’s financial statements.  The qualitative factors will be evaluated when the Company annually assesses its goodwill for impairment.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4) Inventories

Inventories are summarized as follows:

(amounts in thousands)	September 30, 2011	June 30, 2011
Raw materials	$20,048	$18,021
Work in process	11,627	11,547
Finished goods	4,678	4,165
	$36,353	$33,733

(5) Property, Plant, and Equipment

Components of property, plant, and equipment consist of the following:

(amounts in thousands)	September 30, 2011	June 30, 2011
Land and land improvements	$5,167	$5,167
Construction-in-process	2,113	1,777
Buildings, furniture, and fixtures	35,154	35,023
Machinery and equipment	68,768	67,902
	111,202	109,869
Less accumulated depreciation	(63,805)	(62,242)
	$47,397	$47,627

(6) Accrued Expenses

Accrued expenses consist of the following:

(amounts in thousands)	September 30, 2011	June 30, 2011
Compensation	$2,487	$4,724
Commissions	678	763
Health Insurance	455	452
Restructuring	-	380
Other	70	21
	$3,690	$6,340

(7) Other Liabilities

Other liabilities consist of the following:

(amounts in thousands)	September 30, 2011	June 30, 2011
Deferred compensation	$389	$385
Supplemental retirement plan	759	759
Accrued lease	1,128	1,247
Warranty accrual	267	277
Income tax liability	631	404
Deferred grant income	375	375
Interest	73	99
Other	214	282
	3,836	3,828
Less current portion	(2,414)	(2,290)
	$1,422	$1,538

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company provides warranty policies on its products. In addition, the Company incurs costs to service our products in connection with specific product performance issues. Liabilities for product warranties are based upon expected future product performance and durability, and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in product warranty reserves for the three months ended September 30, 2011, is as follows:

(amounts in thousands)
Balance as of July 1, 2011	$277
Additions	70
Costs incurred	(33)
Adjustments	(47)
Balance as of September 30, 2011	$267

(8)  Long-term Debt Obligation

In August 2011, the Company refinanced its borrowings with Key Bank National Association (Lender), and entered into a $50 million revolving credit facility (Line) agreement.  The Line bears interest at the 90-day London inter-bank offer rate (LIBOR), plus 100 to 200 basis points, or at the Lender’s prime rate, plus 0 to 75 basis points, based upon the Company's earnings before interest and taxes and depreciation and amortization (EBITDA) performance at the end of each quarter as measured by the leverage ratio, total indebtedness divided by EBITDA.  The Company pays a commitment fee (10 to 40 basis points) for any unused portion of the Line, up to $50 million, based upon the same EBITDA formula identified above.  The Company has an option to borrow an additional $50 million, $100 million total, subject to the approval of the Lender.

The Company’s indebtedness and obligations are guaranteed by five of the Company’s domestic subsidiaries, as well as an assignment of the Company’s interest in its foreign subsidiary.  Certain financial and compliance covenants also need to be met on a quarterly basis (leverage ratio, minimum liquidity, and interest coverage). The principle payments are due on the maturity date, August 2014.

For the three months ended September 30, 2011, the weighted average interest rate on the outstanding borrowings was approximately 1.25%. In the three months ended September 30, 2011, the Company paid $10.0 million on the borrowings prior to being refinanced.

(9)  Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the Company’s Comprehensive Long-Term Incentive Plan.  The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include anti-dilutive shares aggregating 11,000 and 599,000 for the three months ended September 30, 2011 and 2010, respectively.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

	Three Months Ended
	September 30
(amounts in thousands)	2011	2010
Numerator:
Net income	$2,529	$4,105
Denominator:
Denominator for basic earnings per share outstanding	14,129	13,839
Denominator for diluted earnings per share:
Weighted average shares outstanding	14,129	13,839
Common stock options and restricted stock	674	587
Weighted average shares	14,803	14,426

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)  Employee Benefit Plans

Defined Benefit Plan
Components of net periodic pension cost for the three months ended September 30, are as follows:

	Three Months Ended
	September 30
	2011	2010
(amounts in thousands)
Service cost	$95	$70
Interest cost	225	198
Expected return on plan assets	(264)	(191)
Amortization of the unrecognized loss	80	76
Net periodic benefit cost	$136	$153

Required contributions for fiscal 2012 are approximately $0.6 million.

Postretirement Health Benefit Plan
Components of net periodic postretirement benefit cost for the three months ended September 30, are as follows:

	Three Months Ended
	September 30
	2011	2010
(amounts in thousands)
Service cost	$8	$13
Interest cost	17	27
Amortization of the unrecognized loss	(18)	(7)
Amortization of the prior service cost	(5)	(5)
Net periodic benefit cost	$2	$28

Expected contributions for fiscal 2012 are estimated to be approximately $0.1 million.

(11)  Other Comprehensive Income

Other Comprehensive Income
Comprehensive income consists of the following:

	Three Months Ended
	September 30
	2011	2010
(amounts in thousands)
Net income	$2,529	$4,105

Other comprehensive income:
Foreign currency translation gain	139	186
Defined benefit pension plan adjustment	(2)	-

Comprehensive income	$2,666	$4,291

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation adjustment	Defined benefit pension plan liability	Mark to market available-for-sale securities	Accumulated other comprehensive income (loss)
(amounts in thousands)
Balances at June 30, 2010	$1,466	$(3,890)	$(389)	$(2,813)
Current period change	556	1,265	389	2,210
Balances at June 30, 2011	2,022	(2,625)	-	(603)
Current period change	139	(2)	-	137
Balances at September 30, 2011	$2,161	$(2,627)	$-	$(466)

(12) Segment and Related Information

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

The following table reflects the operating results of the segments consistent with the Company’s internal financial reporting process.  The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

(amounts in thousands)	Wireless	Space & Defense	Unallocated	Consolidated
Net sales (Three Months Ended):
September 30, 2011	$18,213	$20,507	$-	$38,720
September 30, 2010	15,525	29,014	-	44,539
Operating income (loss) (Three Months Ended)
September 30, 2011	3,684	(95)	-	3,589
September 30, 2010 (1)	2,980	3,709	(520)	6,169
Goodwill and intangible assets:
September 30, 2011	30,716	20,336	-	51,052
June 30, 2011	30,716	20,634	-	51,350

(1)	Unallocated amounts relate to the lease expense incurred on the Company’s operating lease located in England.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.  The following condensed discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties.  The Company’s results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q and factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Overview
The condensed consolidated financial statements present the financial condition of the Company as of September 30, 2011 and June 30, 2011, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2011 and 2010.

The Company designs, develops and markets microwave components and assemblies for the wireless communications, satellite communications and defense electronics markets.  The Company's distinctive manufacturing and packaging techniques enable it to cost-effectively produce compact, lightweight microwave products for use in base stations and subscriber equipment for wireless communications as well as, in satellites and in defense electronics systems. The Company sells its products to leading wireless communications equipment manufacturers such as Ericsson, Nokia Siemens Networks, and Huawei, and to satellite communications and defense electronics companies such as Boeing Satellite, ITT, Lockheed Martin, Northrop Grumman and Raytheon.

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

The Company operates in the wireless communications, satellite communications and defense electronics markets all of which have been affected by the current economic climate and recession. The United States defense budget has a direct impact on the level of funding available for programs that the Company currently participates in or has targeted for future participation. We continue to assess the effect of the 2012 defense budget on these programs and, to date have seen only minimal negative impact on our anticipated Space & Defense Group order rate in fiscal 2012.  The economic downturn has negatively impacted the worldwide Wireless infrastructure market as the market has delayed or downsized system expansions and upgrades.   Wireless Group sales have improved in the first three months of fiscal 2012, compared to the first quarter of fiscal 2011 due to strong demand for standard components in the first half of calendar 2011. Demand for consumer and infrastructure standard components, while strong in the first half of the quarter, weakened significantly in the latter half of the quarter. Current customer forecast for calendar 2012 remain robust and the Company remains optimistic about second half fiscal 2012 component shipment levels.

Second Quarter of Fiscal 2012 Outlook
For the second quarter of fiscal 2012, we anticipate increased sales for the Space & Defense Group and a decrease in sales for the Wireless Group compared to first quarter levels. As a result, we expect net sales to be in the range of $35 to $40 million.  We expect earnings per diluted share, absent the effect of any one-time events, to be in the range of $0.03 - $0.07, using an anticipated tax rate of approximately 31% and inclusive of approximately $0.05 per share related to expected non-cash equity based compensation expense and amortization of intangibles.

Results of Operations
Net sales for the three months ended September 30, 2011 were $38.7 million, down 13.0% from sales of $44.5 million for the first quarter of fiscal 2011.  Net income for the first quarter of fiscal 2012 was $2.5 million, or 6.5% of net sales, down $1.6 million from net income of $4.1 million in the first quarter of fiscal 2011.

The following table sets forth the percentage relationships of certain items from the Company’s condensed consolidated statements of income as a percentage of net sales.

	Three Months Ended
	September 30,	September 30,
	2011	2010
Net Sales	100.0%	100.0%
Cost of sales	62.5%	60.4%
Gross profit	37.5%	39.6%
Operating expenses:
Marketing	6.7%	5.4%
Research and development	10.1%	8.6%
General and administrative	11.4%	11.7%
Total operating expenses	28.2%	25.7%
Operating income	9.3%	13.9%
Other income (expense):
Other, primarily interest income	0.4%	0.2%
Interest expense	(0.3%)	(0.4%)
Total other income (expense), net	0.1%	(0.2%)

Income before income taxes	9.4%	13.7%
Income taxes	2.9%	4.5%
Net income	6.5%	9.2%

The following table summarizes the Company’s net sales by operating segments for the periods indicated.

	Three Months Ended
	Sept. 30, 2011	Sept. 30, 2010
(amounts in thousands)
Wireless Group	$18,213	$15,525
Space & Defense Group	20,507	29,014
Total	$38,720	$44,539

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Net sales.  Net sales were $38.7 million for the first quarter of fiscal 2012, down 13% compared to $44.5 million for the first quarter of fiscal 2011.  Sales of Wireless Group products rose $2.7 million, or 17.3%, and sales of Space & Defense Group products fell $8.5 million, or 29.3%, in the current first quarter compared to the first quarter of fiscal 2011.

The increase in sales of Wireless Group products, which consist of standard components, ferrite components and custom subassemblies for use in building wireless base station and consumer equipment, was the result of a substantial increase in demand for standard Wireless component products beginning in the second half of fiscal 2011 and continuing through the first half of the current first quarter, compared to first quarter of fiscal 2011 demand.

Sales of these products rose $2.7 million in the current first quarter over the first quarter of fiscal 2011 on the strength of orders from both European OEMs and Asian contract manufacturers. Demand for consumer and infrastructure standard components, while strong in the first half of the quarter, weakened significantly in the latter half of the quarter. Demand for Wireless Group products in the second quarter of fiscal 2012 is expected to decline compared to first quarter levels due to the decline in customer demand the Company is presently experiencing, but current customer forecast for calendar 2012 remain robust and the Company remains optimistic about second half fiscal 2012 Wireless Group shipment levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military.  Sales of Space & Defense Group products declined $8.5 million, or 29.3% in the first quarter of fiscal 2012 compared to the first quarter of the previous fiscal year.  This decrease resulted from an anticipated $2.0 million decline in shipments of legacy receiver products and a $4.0 million decline in sales of counter-improvised explosive devices (IED) related products in the current first quarter compared to the first quarter of fiscal 2011 due to the completion of the orders for these products in the third quarter of fiscal 2011. New orders for Counter-IED products are not anticipated, if at all, until fiscal 2013 or later. Additionally, approximately $2.0 million of Space & Defense Group product shipments were pushed from the first to the second quarter of fiscal 2012 due to a delay in securing required customer specification waivers at the end of the current quarter. These items are now expected to ship in the second quarter upon securing the required waivers.

Gross Profit.  Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs.  Gross profit for the first quarter of fiscal 2012 was $14.5 million, (37.5% of net sales), down from $17.6 million (39.6% of net sales) for the same quarter of the prior year.  Gross profit as a percent of sales decreased in the first quarter of fiscal 2012 from the first quarter of fiscal 2011 due to the 13% overall decline in sales volume, which resulted in less favorable absorption of overhead in the current quarter. Additionally a less profitable product mix in the Space & Defense Group due to the completion of the latest Counter-IED contract in fiscal 2011 and delays in shipping older, more mature legacy products had a negative impact on gross margins in the current quarter compared to the first quarter last year.

Marketing.  Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses.  Marketing expenses were $2.6 million (6.7% of net sales) for the first quarter of fiscal 2012, up from $2.4 million (5.4% of net sales) for the first quarter of fiscal 2011.  Marketing expenses in the current first quarter increased due to higher personnel levels and travel expenses in the Space & Defense Group resulting from a reorganization and expansion of the business development function for that group in the latter half of fiscal 2011.

Research and Development.  Research and development expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development.  Research and development expenses were $3.9 million (10.1% of net sales) in the first quarter of fiscal 2012, up 2.4% from $3.8 million (8.6% of net sales) for the first quarter of fiscal 2011.  Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group.  Research and development expenditures have increased in the first quarter of fiscal 2012 versus fiscal 2011 due to the higher level of opportunities in the Space & Defense Group and Wireless Group marketplaces, which resulted in approximately $0.1 million in additional spending in the current quarter. The Company expects to continue its current research and development efforts and spending levels during the remainder of fiscal 2012 are expected to continue at or below current first quarter levels.

General and Administrative.  General and administrative expenses consist of employee related expenses, incentive compensation, professional services, intangible amortization, travel related expenses and other corporate costs.  General and administrative expenses decreased 15.6% to $4.4 million (11.4% of net sales) for the first quarter of fiscal 2012, from $5.2 million (11.7% of net sales) for the first quarter of fiscal 2011.  The decrease in general and administrative expense in the current first quarter was due to declining compensation costs resulting from personnel reductions in fiscal 2011 and a decrease in the management bonus accrual in the current quarter due to the present lower level of profitability compared to the first quarter of fiscal 2011. Additionally, G&A in the first quarter of fiscal 2011 included a lease charge of $0.5 million to recognize additional rent expense related to the Company’s facility in Frimley, U.K. No like charge was recorded in the first quarter of fiscal 2012.

Operating Income.  Operating income decreased $2.6 million in the first quarter of fiscal 2012 to $3.6 million, (9.3% of net sales), compared to $6.2 million (13.9% of net sales) for the first quarter of fiscal 2011. This decrease in operating income was a result of the $5.8 million decline in sales volume and the less favorable product mix in the Space & Defense Group, which offset the positive impact on operating margins from the increase sales of Wireless standard components during the current quarter.

On an operating segment basis, Wireless Group operating income was $3.7 million (20.2% of group sales) for the first quarter of fiscal 2012, up $0.7 million from the Group’s operating income of $3.0 million (19.2% of group sales) in the first quarter of fiscal 2011. The improvement in Wireless Group operating income in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was due to the $2.7 million overall rise in Wireless Group sales due to the increased demand for higher margin standard component products. This favorable product mix coupled with continuing yield improvements for standard components served to increase gross and operating margins 3.5 percentage points in the current quarter compared to the first quarter of last year.

Space & Defense Group operating income was $(0.1) million, or (0.5)% of Group sales, in the first quarter of fiscal 2012, compared to $3.7 million (12.8% of net group sales) for the first quarter of fiscal 2011.  Operating margins for this Group declined in the current first quarter due mainly to the $8.5 million drop in sales volume and the resulting inefficiencies in production.  Additionally, Space & Defense Group operating margins suffered as a result of the conclusion of contracts for sales of higher margin counter-IED related products in the latter part of fiscal 2011. Sales of these products totaled $4.0 million in the first quarter of fiscal 2011 compared to no sales in the first quarter of fiscal 2012.

Other Income.  Other income primarily consists of interest income received on invested cash balances and rental income.  Other income was flat at $0.1 million in the first quarter of fiscal 2012 compared to $0.1 million for the first quarter of last year.  Short-term interest rates have remained constant year over year and the Company has deliberately shortened the maturities of the investment portfolio due to the turmoil in the credit market. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the first quarter of fiscal 2012 was $0.1 million, compared to $0.2 million for the first quarter of fiscal 2011. Interest expense has remained relatively low and has declined due to the continuing low level of the 90 day London Inter-Bank Offer Rate (LIBOR) interest rate, and the 33% decline in outstanding loan balance for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. During the first quarter of fiscal 2012, the Company signed a new $50.0 million revolving credit facility (Line) with its Key Bank National Association (Lender) and repaid a total of $10 million. Currently, the Company has $20.0 million outstanding under the Line. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance. The rate is reset quarterly and for the second quarter of fiscal 2012 is expected to be approximately 1.3%.

Income Taxes.  Income taxes for the first quarter of fiscal 2012 were $1.1 million (2.9% of net sales), representing an effective tax rate of 30.7%.  This compares to income tax expense of $2.0 million (4.5% of net sales) for the first quarter of fiscal 2011, representing an effective tax rate of 32.8%.  The decrease in the effective rate for the quarter is a result of the decrease in taxable income and the mix of foreign and domestic taxable income year over year. The projected effective tax rate for fiscal 2012 is expected to be approximately 31.0%.

Critical Accounting Policies
There have been no changes to the Company’s critical accounting policies, estimates, or judgments from those discussed in the Company’s 2011 Annual Report on Form 10-K.

Liquidity and Capital Resources
Net cash provided by operations for the first three months of fiscal 2012 was $5.3 million and resulted primarily from the level of net income before depreciation, amortization and non-cash equity based compensation expense.  The positive cash flow from net income for the quarter was further enhanced by a $4.7 million decrease in receivables due to higher collections, which was off-set by a $2.6 million increase in inventory, a $1.5 million decrease in accounts payable and a $1.8 million net decline in other assets and liabilities. Net cash provided by operations for the first three months of fiscal 2011 was $5.9 million and primarily resulted from net income before depreciation and non-cash equity based compensation expense.  The positive cash flow from net income for the first quarter of fiscal 2011 was further enhanced by a $1.3 million decrease in accounts receivable due to improved collections, which was off-set by a $2.0 million increase in inventory and a $0.7 million pay down of current liabilities.

Net cash used for investing activities in the first three months of fiscal 2012 was $2.1 million and consisted of $0.1 million use for the net purchase of marketable debt securities and $2.0 million used for capital additions.  Net cash used for investing activities in the first three months of fiscal 2011 was $2.2 million and consisted of $0.8 million used for the net purchase of marketable debt securities and $1.4 million used for capital additions.

Net cash used in financing activities was $9.0 million in the first three months of fiscal 2012 and consisted of $3.2 million of cash and tax benefits provided by the exercise of stock options, less $10.0 million used to pay long-term debt and $2.2 million used to purchase approximately 118,000 treasury shares. Net cash used in financing activities was $10.4 million in the first three months of fiscal 2011 and consisted of $0.2 million of cash and tax benefits provided by the exercise of stock options, less $10.0 million used to pay long-term debt and $0.7 million used to purchase approximately 40,000 treasury shares.

During the remainder of fiscal 2012, the Company anticipates that its primary cash requirement will be for capital expenditures and possible repurchase of the Company’s common stock. Capital expenditures for the remainder of fiscal 2012 are expected to be in the range of $5.0 - $6.0 million, 4-5% of anticipated sales, and will be funded from existing cash and investments, and expected cash flow generated by operations.

During the first quarter of fiscal 2012, the Company signed a new $50.0 million revolving credit facility, with an option of an additional $50 million for a total of $100 million, with its Lender and repaid a total of $10 million. Currently, the Company has $20.0 million outstanding under the Line. These borrowings bear interest at the 90 day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance. The rate is reset quarterly and for the second quarter of fiscal 2012 is expected to be approximately 1.3%.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transactions under the current Board authorization, depending on market conditions.  At September 30, 2011, there were approximately 1.1 million shares remaining under the current Board repurchase authorization.

At September 30, 2011, the Company had approximately $75.4 million in cash, cash equivalents, and marketable securities.  The Company has had positive operating cash flow for over ten years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) recently issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing goodwill for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  This ASU is effective for the Company beginning in fiscal year 2013.  The Company has elected early adoption, and the new ASU is not expected to have a material impact on the Company’s financial statements.  The qualitative factors will be evaluated when the Company annually assesses its goodwill for impairment.

Disclosures About Contractual Obligations and Commercial Commitments
Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

(amounts in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years
Debt and Interest	$20,780	$260	$20,520	$-	$-
Operating Leases	1,799	541	898	320	40
Other Long-Term Liabilities	389	65	130	130	64
Pension Benefits	7,993	660	1,371	1,467	4,495
Total	$30,961	$1,526	$22,919	$1,917	$4,599

The unrecognized tax benefits that are recorded in other long-term liabilities in the Company's condensed consolidated balance sheet are not anticipated to be paid within one year of the balance sheet date; and the time period for when a cash payout on these unrecognized tax benefits cannot be anticipated or estimated do to the uncertainty and as such are not included in the above table.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The following discusses the Company’s possible exposure to market risk related to changes in interest rates.  This discussion contains forward-looking statements that are subject to risks and uncertainties.  Results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report.

As of September 30, 2011, the Company had cash, cash equivalents and marketable securities of $75.4 million, all of which consisted of highly liquid investments in marketable debt securities.  The marketable debt securities at date of purchase have maturities within 3 years, are exposed to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical decrease in market interest rate of 10.0% from September 30, 2011 rates, or 0.035%, would have reduced net income by approximately $7,000, or $.0005 net income per diluted share for the quarter and would have reduced cash flow by approximately $7,000 in the quarter.  Due to the relatively short maturities of the securities, continuing current unprecedented low market rates and the Company’s ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations.  Over time, however, declines in interest rate will reduce the Company’s interest income.

As of September 30, 2011, the Company had $20.0 million in outstanding debt under its revolving credit facility (Line) with Key Bank National Association for which principal amounts are due in August 2014.  The Line bears interest at the 90-day London inter-bank offer rate (LIBOR), plus 100 to 200 basis points, or at the Lender’s prime rate, plus 0 to 75 basis points, based upon the Company's earnings before interest and taxes and depreciation and amortization (EBITDA) performance at the end of each quarter as measured by the leverage ratio, total indebtedness divided by EBITDA.  The Company pays a commitment fee (10 to 40 basis points) for any unused portion of the Line, up to $50 million, based upon the same EBITDA formula identified above.  For the three months ended September 30, 2011, the weighted average interest rate on the outstanding borrowings was 1.25%.  Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise.  A hypothetical increase in market interest rate of 10.0% from September 30, 2011 rates, or 0.13%, would have reduced net income by approximately $6,500, or $.0007 net income per diluted share for the quarter and would have reduced cash flow by approximately $6,500 in the quarter. Due to the Company’s significant cash reserves and historical positive operating cash flow, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations.  Over time, however, increases in market interest rates will increase the Company’s interest expense.

Forward-Looking Cautionary Statement
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. The uncertainties and risk factors that could affect our Company, its business and actual results are described throughout this filing and in our 2011 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

Item 4.Controls and Procedures

A.    Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”) as of September 30, 2011.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

B. Changes in Internal Control Over Financial Reporting
There were no changes in the registrant’s internal control over financial reporting during our fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART IIOTHER INFORMATION

Item 1A.Risk Factors

The Company is exposed to certain risk factors that may affect operations and/or financial results.  The significant factors known to the Company are described in the Company’s most recently filed Annual Report on Form 10-K.  There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On May 11, 2011, the Board of Directors increased by an additional 1,000,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program.  The program (originally announced on March 5, 2001), which may be suspended at any time without notice, has no expiration date.  The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated.  On September 30, 2011, approximately 1,137,000 shares remained authorized for purchase, depending on market conditions.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2011	-	-	-	1,255,199
August 2011	118,481	18.95	118,481	1,136,718
September 2011	-	-	-	1,136,718
Total	118,481	18.95	118,481	1,136,718

Item 6.        Exhibits

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

10.1	Loan Agreement, dated as of August 25, 2011, between the Company and KeyBank National Association

10.2	Promissory Note Revolving Credit LIBOR Rate, dated August 25, 2011, issued by the Company to KeyBank National Association

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anaren, Inc. (Registrant)

Date: October 28, 2011	By:	/s/ Lawrence A.Sala
Lawrence A.Sala President & Chief Executive Officer

Date: October 28, 2011	By:	/s/ George A. Blanton
George A. Blanton Sr. Vice President, Chief Financial Officer and Treasurer