Form 10-Q
period 2011-12-31
ANAREN  INC
filed 2012-01-27
CIK 6314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
 (Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of Registrant’s Common Stock outstanding on January 20, 2012 was 14,893,853.

ANAREN, INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011 (unaudited)	3

	Condensed Consolidated Statements of Income for the Three Months Ended December 31, 2011 and 2010 (unaudited)	4

	Condensed Consolidated Statements of Income for the Six Months Ended December 31, 2011 and 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2011 and 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls & Procedures	21

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	22

Officer Certifications		24 - 27

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

ANAREN, INC.
Condensed Consolidated Balance Sheets
December 31, 2011 and June 30, 2011
(in thousands, except per share amounts)
(unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Assets:
Cash and cash equivalents	$30,513	$58,388
Securities held to maturity	13,901	9,314
Receivables, less an allowance of $628 and 380 at December 31, 2011 and June 30, 2011, respectively.	27,489	30,931
Inventories	36,991	33,733
Prepaid expenses and other current assets	6,424	3,769
Deferred income taxes	541	2,351
Total current assets	115,859	138,486
Securities held to maturity	8,380	13,441
Property, plant, and equipment, net	47,831	47,627
Other assets	48	1,741
Goodwill	42,389	42,389
Other intangible assets, net	8,365	8,961
Total assets	$222,872	$252,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities and Stockholders’ Equity:
Current installments of long-term debt obligation	$-	$10,000
Accounts payable	9,025	9,535
Accrued expenses	3,052	6,340
Customer advance payments	536	222
Other current liabilities	1,969	2,290
Total current liabilities	14,582	28,387
Deferred income taxes	1,872	1,901
Pension and postretirement benefit obligation	5,756	5,715
Long-term debt obligation	-	20,000
Other liabilities	1,362	1,538
Total liabilities	23,572	57,541
Stockholders' Equity:
Common stock, $0.01 par value. Authorized 200,000 shares; issued 29,341 and 28,972 at December 31, 2011 and June 30, 2011, respectively	293	288
Additional paid-in capital	221,033	214,179
Retained earnings	138,215	134,512
Accumulated other comprehensive loss	(396)	(603)
Total stockholders’ equity before treasury stock	359,145	348,376
Less 14,447 and 14,072 treasury shares at December 31, 2011 and June 30, 2011, respectively, at cost	159,845	153,272
Total stockholders' equity	199,300	195,104
Total liabilities and stockholders' equity	$222,872	$252,645

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Income
Three Months Ended December 31, 2011 and 2010
(in thousands, except per share amounts)
(unaudited)

	2011	2010

Net sales	$35,737	$43,443
Cost of sales	24,395	27,149
Gross profit	11,342	16,294
Operating Expenses:
Marketing	2,438	2,596
Research and development	3,124	3,538
General and administrative	4,372	4,628
Total operating expenses	9,934	10,762
Operating income	1,408	5,532
Other income (expense):
Interest expense	(53)	(105)
Other, primarily interest income	139	177
Total other income, net	86	72
Income before income tax expense	1,494	5,604
Income tax expense	320	950
Net income	$1,174	$4,654

Earnings per share:
Basic	$0.08	$0.33
Diluted	$0.08	$0.32

Weighted average common shares outstanding:
Basic	14,244	13,961
Diluted	14,861	14,720

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Income
Six Months Ended December 31, 2011 and 2010
(in thousands, except per share amounts)
(unaudited)

	2011	2010

Net sales	$74,457	$87,982
Cost of sales	48,591	54,055
Gross profit	25,866	33,927
Operating Expenses:
Marketing	5,033	4,995
Research and development	7,049	7,369
General and administrative	8,787	9,862
Total operating expenses	20,869	22,226
Operating income	4,997	11,701
Other income (expense):
Interest expense	(133)	(289)
Other, primarily interest income	279	298
Total other income, net	146	9
Income before income tax expense	5,143	11,710
Income tax expense	1,440	2,950
Net income	$3,703	$8,760

Earnings per share:
Basic	$0.26	$0.63
Diluted	$0.25	$0.60

Weighted average common shares outstanding:
Basic	14,180	13,900
Diluted	14,825	14,573

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,703	$8,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,166	4,193
Amortization	972	972
Deferred income taxes	511	(34)
Equity-based compensation	1,946	2,164

Changes in operating assets and liabilities:
Receivables	3,444	2,408
Inventories	(3,258)	(3,836)
Prepaid expenses and other assets	(961)	(3,163)
Accounts payable	(510)	(2,019)
Accrued expenses	(3,288)	(724)
Customer advance payments	315	(620)
Other liabilities	771	405
Pension and postretirement benefit obligation	41	243
Net cash provided by operating activities	7,852	8,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,371)	(3,713)
Maturities of held to maturity securities and sale of available-for-sale security	3,269	3,011
Purchases of held to maturity securities	(3,172)	(1,057)
Net cash used in investing activities	(4,274)	(1,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt obligation	(30,000)	(10,000)
Stock options exercised	4,229	2,895
Excess tax benefit	684	179
Purchase of treasury stock	(6,573)	(885)
Net cash used in financing activities	(31,660)	(7,811)
Effect of exchange rates on cash	207	331
Net decrease in cash and cash equivalents	(27,875)	(490)
Cash and cash equivalents, beginning of period	58,388	50,521
Cash and cash equivalents, end of period	$30,513	$50,031

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$214	$261
Income tax payments, net	$1,476	$5,280

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2012, or any future interim period.

The income tax rate utilized for interim financial statement purposes for the three months and six months ended December 31, 2011 is based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2012.

(1)  Securities
The amortized cost and fair value of securities are as follows:

	December 31, 2011
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$18,628	$54	$-	$18,682
Corporate bonds	3,653	-	(34)	3,619
Total securities held to maturity	$22,281	$54	$(34)	$22,301

	June 30, 2011
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$18,263	$57	$-	$18,320
Corporate bonds	4,492	23	-	4,515
Total securities held to maturity	$22,755	$80	$-	$22,835

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

	December 31, 2011		June 30, 2011
	Amortized Cost	Fair value	Amortized Cost	Fair value
(amounts in thousands)
Within one year	$13,901	$13,942	$9,314	$9,326
One year to three years	8,380	8,359	13,441	13,509
Total	$22,281	$22,301	$22,755	$22,835

(2) Fair Value Measurements
The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of December 31, 2011 and June 30, 2011 because of the short maturity of these instruments. Cash equivalents are carried at cost, which approximates fair value.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2011 and June 30, 2011:

(amounts in thousands)
	Total Carrying Value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$5,632	$5,632	$-	$-

(amounts in thousands)
	Total Carrying Value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$5,040	$5,040	$-	$-

(3) Intangible Assets
The major components of intangible assets are as follows:

	December 31, 2011		June 30, 2011
(amounts in thousands)	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount

Amortizable intangible assets:
Customer relationships	$7,530	$4,970	$7,530	$5,346
Developed technology	780	246	780	325
Non-competition agreements	1,130	169	1,130	310
Total	$9,440	5,385	$9,440	5,981

Non-amortizable intangible assets:
Trade names		2,980		2,980
Total intangible assets		$8,365		$8,961

Intangible asset amortization expense for the three months ended December 31, 2011 and 2010 aggregated $0.3 million in each period and for the six months ended December 30, 2011 and 2010 aggregated $0.6 million in each period.  Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-competition agreements and customer relationships is recorded in general and administrative expense. There have been no changes to the goodwill balance in the three and six months ended December 31, 2011.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing goodwill for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  This ASU is effective for the Company beginning in fiscal year 2013.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4) Inventories

Inventories are summarized as follows:

(amounts in thousands)	December 31, 2011	June 30, 2011
Raw materials	$21,038	$18,021
Work in process	11,758	11,547
Finished goods	4,195	4,165
	$36,991	$33,733

(5) Property, Plant, and Equipment

Components of property, plant, and equipment consist of the following:

(amounts in thousands)	December 31, 2011	June 30, 2011
Land and land improvements	$5,167	$5,167
Construction-in-process	2,588	1,777
Buildings, furniture, and fixtures	35,202	35,023
Machinery and equipment	70,419	67,902
	113,376	109,869
Less accumulated depreciation	(65,545)	(62,242)
	$47,831	$47,627

(6) Accrued Expenses

Accrued expenses consist of the following:

(amounts in thousands)	December 31, 2011	June 30, 2011
Compensation	$1,470	$4,724
Commissions	580	763
Health Insurance	925	452
Other	77	401
	$3,052	$6,340

(7) Other Liabilities

Other liabilities consist of the following:

(amounts in thousands)	December 31, 2011	June 30, 2011
Deferred compensation	$379	$385
Supplemental retirement plan	818	759
Accrued lease	1,068	1,247
Warranty accrual	176	277
Income tax liability	261	404
Deferred grant income	375	375
Other	254	381
	3,331	3,828
Less current portion	(1,969)	(2,290)
	$1,362	$1,538

The Company provides warranty policies on its products. In addition, the Company incurs costs to service our products in connection with specific product performance issues. Liabilities for product warranties are based upon expected future product performance and durability, and is estimated based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The changes in product warranty reserves for the six months ended December 31, 2011, is as follows:

(amounts in thousands)
Balance as of July 1, 2011	$277
Additions	143
Costs incurred	(75)
Adjustments	(169)
Balance as of December 31, 2011	$176

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

In the six months ended December 31, 2011, the Company paid $30.0 million on the Company’s indebtedness. As of December 31, 2011 there were no borrowings outstanding under the Company’s revolving credit agreement.

(9)  Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the Company’s Comprehensive Long-Term Incentive Plan.  The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include anti-dilutive shares aggregating 169,000 and 439,000 for the six months ended December 31, 2011 and 2010, respectively.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31		December 31
(amounts in thousands)	2011	2010	2011	2010
Numerator:
Net income	$1,174	$4,654	$3,703	$8,760

Denominator:
Denominator for basic earnings per share outstanding	14,244	13,961	14,180	13,900

Denominator for diluted earnings per share:
Weighted average shares outstanding	14,244	13,961	14,180	13,900
Common stock options and restricted stock	617	759	645	673

Weighted average shares	14,861	14,720	14,825	14,573

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)  Employee Benefit Plans
Defined Benefit Plan
Components of net periodic pension cost for the three and six months ended December 31, are as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010
(amounts in thousands)
Service cost	$94	$93	$188	$186
Interest cost	225	210	450	420
Expected return on plan assets	(264)	(215)	(528)	(430)
Amortization of the unrecognized loss	80	120	160	240
Net periodic benefit cost	$135	$208	$270	$416

Required contributions for fiscal 2012 are approximately $0.6 million.

Postretirement Health Benefit Plan
Components of net periodic postretirement benefit cost for the three and six months ended December 31, are as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010
(amounts in thousands)
Service cost	$8	$9	$16	$18
Interest cost	17	17	34	34
Amortization of the unrecognized loss	(18)	(18)	(36)	(36)
Amortization of the prior service cost	(5)	(5)	(10)	(10)
Net periodic benefit cost	$2	$3	$4	$6

Expected contributions for fiscal 2012 are estimated to be approximately $0.1 million.

(11) Other Comprehensive Income
Other Comprehensive Income
Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010
(amounts in thousands)
Net income	$1,174	$4,654	$3,703	$8,760

Other comprehensive income:
Foreign currency translation gain	68	147	209	333
Defined benefit pension plan adjustment	-	-	(2)	-
Mark to market adjustment	-	389	-	389

Comprehensive income	$1,242	$5,190	$3,910	$9,482

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation adjustment	Defined benefit pension plan liability	Mark to market available-for-sale security	Accumulated other comprehensive income (loss)

(amounts in thousands)
Balances at June 30, 2010	$1,466	$(3,890)	$(389)	$(2,813)
Fiscal 2011 change	556	1,265	389	2,210
Balances at June 30, 2011	2,022	(2,625)	-	(603)
Fiscal 2012 change	209	(2)	-	207
Balances at December 31, 2011	$2,231	$(2,627)	$-	$(396)

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

The following table reflects the operating results of the segments consistent with the Company’s internal financial reporting process.  The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

(amounts in thousands)	Wireless	Space & Defense	Unallocated	Consolidated
Net sales (Three Months Ended):
December 31, 2011	$10,793	$24,944	$-	$35,737
December 31, 2010	15,599	27,844	-	43,443
Net sales (Six Months Ended):
December 31, 2011	29,007	45,450	-	74,457
December 31, 2010	31,124	56,858	-	87,982
Operating income (loss) (Three Months Ended)
December 31, 2011 (1)	(861)	2,367	(98)	1,408
December 31, 2010 (1)	2,297	3,285	(50)	5,532
Operating income (Six Months Ended)
December 31, 2011 (1)	2,822	2,273	(98)	4,997
December 31, 2010 (1)	5,277	6,994	(570)	11,701
Goodwill and intangible assets:
December 31, 2011	30,716	20,038	-	50,754
June 30, 2011	30,716	20,634	-	51,350

(1)	Unallocated amounts relate to the lease expense incurred on the Company’s operating lease located in England.

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

Overview
The consolidated financial statements present the financial condition of the Company as of December 31, 2011 and June 30, 2011, and the consolidated results of operations and cash flows of the Company for the three and six months ended December 31, 2011 and 2010.

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

The Company operates in the wireless communications, satellite communications and defense electronics markets all of which have been affected by the current economic climate and recession. The United States defense budget has a direct impact on the level of funding available for programs that the Company currently participates in or has targeted for future participation. We continue to assess the effect of the 2012 defense budget on these programs and, to date have seen only minimal negative impact on our anticipated Space & Defense Group order rate in fiscal 2012.  The economic downturn has negatively impacted the worldwide wireless infrastructure market as the market has delayed or downsized system expansions and upgrades.   Demand for consumer and infrastructure standard components, while strong in the first half of the first quarter, weakened significantly in the latter half of the quarter and that weakness continued throughout the second quarter. Current customer forecasts for calendar 2012 indicate stronger demand as the year progresses and the Company remains optimistic about fourth quarter and fiscal 2013 component shipment levels.

Due to a decrease in demand, reduction in personnel, and losses incurred at one of the Company’s production facilities during the first half of fiscal 2012, the assets at that facility were evaluated for potential impairment.  The future projected undiscounted cash flows exceeded the asset group’s carrying value at the end of the second quarter.  While no impairment was indicated as a result of the test, a future potential impairment is possible for the assets at this facility if actual results should differ materially from forecasted results.  Some of the factors that could negatively affect the cash flows and, as a result, not support the carrying values of the assets are:  lower than anticipated sales volume, increased operating costs, and substantial downturns in economic conditions.  In response to the ongoing business conditions, the Company will continue to take actions to reduce and monitor costs, and improve the operating performance at this facility.

Third Quarter of Fiscal 2012 Outlook
For the third quarter of fiscal 2012, we anticipate comparable sales for the Space & Defense Group and comparable sales for the Wireless Group compared to second quarter levels. As a result, we expect net sales to be in the range of $34 to $39 million.  We expect earnings (in accordance with generally accepted accounting policies (GAAP)) per diluted share, absent the effect of any one-time events, to be in the range of $0.06 - $0.10, using an anticipated tax rate of approximately 28.5% and inclusive of approximately $0.05 per share related to expected non-cash equity based compensation expense and amortization of intangibles.

Results of Operations
Net sales for the three months ended December 31, 2011 were $35.7 million, down 17.7% from sales of $43.4 million for the second quarter of fiscal 2011.  Net income for the second quarter of fiscal 2012 was $1.2 million, or 3.3% of net sales, down $3.5 million from net income of $4.7 million in the second quarter of fiscal 2011.

The following table sets forth the percentage relationships of certain items from the Company’s condensed consolidated statements of earnings as a percentage of net sales.

	Three Months Ended		Six Months Ended
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	68.3%	62.5%	65.3%	61.4%
Gross profit	31.7%	37.5%	34.7%	38.6%

Operating Expenses:
Marketing	6.8%	6.0%	6.8%	5.7%
Research and development	8.7%	8.1%	9.5%	8.4%
General and administrative	12.3%	10.7%	11.8%	11.2%
Total operating expenses	27.8%	24.8%	28.1%	25.3%

Operating income	3.9%	12.7%	6.6%	13.3%

Other income (expense):
Interest expense	(0.1)%	(0.2)%	(0.1)%	(0.3)%
Other, primarily interest income	0.4%	0.4%	0.4%	0.3%
Total other income	0.3%	0.2%	0.3%	(0.0)%

Income before income tax expense	4.2%	12.9%	6.9%	13.3%
Income tax expense	0.9%	2.2%	1.9%	3.3%
Net income	3.3%	10.7%	5.0%	10.0%

The following table summarizes the Company’s net sales by operating segments for the periods indicated.  Amounts are in thousands.

	Three Months Ended		Six months Ended
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010
Wireless	$10,793	$15,599	$29,007	$31,124
Space and Defense	24,944	27,844	45,450	56,858
Total	$35,737	$43,443	$74,457	$87,982

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010
Net sales.  Net sales were $35.7 million for the second quarter of fiscal 2012, down 17.7% compared to $43.4 million for the second quarter of fiscal 2011.  Sales of Wireless Group products fell $4.8 million, or 30.8%, and sales of Space & Defense Group products fell $2.9 million, or 10.4%, in the current second quarter compared to the second quarter of fiscal 2011.

The decline in sales of Wireless Group products, which consist of standard components for use in building wireless base station and consumer equipment, was the result of a substantial decrease in demand from Wireless infrastructure customers beginning in the latter half of the first quarter of fiscal 2012 and continuing through the entire current second quarter, compared to second quarter of fiscal 2011.  Sales of these products dropped $4.8 million in the current second quarter over the second quarter of fiscal 2011 due to declining orders from both European OEMs and Asian contract manufacturers. Sales of Wireless Group products in the third quarter of fiscal 2012 are expected to remain at or below second quarter levels due to the soft customer demand the Company is presently experiencing, but current customer forecasts for calendar 2012 indicate stronger demand as the year progresses and the Company remains optimistic about fourth quarter and fiscal 2013 component shipment levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military.  Sales of Space & Defense Group products declined $2.9 million, or 10.4% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  This decrease resulted from an expected $0.8 million decline in shipments of legacy receiver products and a $3.7 million decline in sales of counter-improvised explosive devices (IED) related products in the current second quarter compared to the second quarter of fiscal 2011.  The decline was anticipated due to the completion of the latest production orders for these products in the third quarter of fiscal 2011. This decline was partially off-set by a $2.0 million increase in Satellite products due to increased activity on the Iridium Next program. New orders for counter-IED products are not anticipated, if at all, until fiscal 2013 or later.

Gross Profit.  Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs.  Gross profit for the second quarter of fiscal 2012 was $11.3 million, (31.7% of net sales), down from $16.3 million (37.5% of net sales) for the same quarter of the prior year.  Gross profit as a percent of sales decreased in the second quarter of fiscal 2012 from the second quarter of fiscal 2011 due to the 17.7% overall decline in sales volume which resulted in less favorable absorption of overhead in the current quarter. Additionally, a less profitable product mix in the Space & Defense Group due to the completion of the latest counter-IED contract in fiscal 2011 had a negative impact on gross margins in the current quarter compared to the second quarter of last year.

Marketing.  Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses.  Marketing expenses were $2.4 million (6.8% of net sales) for the second quarter of fiscal 2012, down $0.2 million from $2.6 million (6.0% of net sales) for the second quarter of fiscal 2011.  Marketing expenses in the current second quarter decreased due to lower commission, personnel and travel expenses compared to the second quarter of fiscal 2011.

Research and Development.  Research and development expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development.  Research and development expenses were $3.1 million (8.7% of net sales) in the second quarter of fiscal 2012, down 11.7% from $3.5 million (8.1% of net sales) for the second quarter of fiscal 2011.  The decline resulted from a reduction in engineering personnel at the beginning of the current second quarter due to a decline in design work and the reassignment of some engineering personnel to funded engineering development work in the Space & Defense Group. Research and development expenditures are supporting further development of Wireless Group infrastructure, consumer and Anaren Integrated Radio (AIR) product opportunities, as well as new technology development in the Space & Defense Group. The Company expects to reduce its current research and development efforts and spending levels in the second half of fiscal 2012.

General and Administrative.  General and administrative expenses consist of employee related expenses, incentive compensation, professional services, intangible amortization, travel related expenses and other corporate costs.  General and administrative expenses decreased 5.5% to $4.4 million (12.3% of net sales) for the second quarter of fiscal 2012, from $4.6 million (10.7% of net sales) for the second quarter of fiscal 2011.  The decrease in general and administrative expense in the current second quarter was due to declining compensation costs resulting from personnel reductions in the latter part of fiscal 2011 and the first quarter of 2012, and a decrease in the management bonus accrual in the current quarter due to the present lower level of profitability compared to the second quarter of fiscal 2011.

Operating Income.  Operating income decreased $4.1 million in the second quarter of fiscal 2012 to $1.4 million, (3.9% of net sales), compared to $5.5 million (12.7% of net sales) for the second quarter of fiscal 2011. This decrease in operating income was a result of the $7.7 million decline in sales volume, a less favorable product mix in the Space & Defense Group and the significant decline in sales of higher margin Wireless products during the current second quarter compared to the second quarter of fiscal 2011. Due to the lower expected sales levels and declining income, the Company took action in the current first half of fiscal 2012 at several operating locations to reduce personnel and operating expenses to improve profitability at the current lower sales levels. To date, personnel levels have been reduced approximately 15% resulting in an annual reduction of approximately $5.0 million, including benefit costs, from July 2011 levels. The Company expects to see improved profitability in the second half of fiscal 2012 and in fiscal 2013 as sales volumes increase.

On an operating segment basis, the Wireless Group had an operating loss of $0.9 million (negative 7.9% of Group sales) for the second quarter of fiscal 2012, down $3.2 million, from the Group’s operating income of $2.3 million (14.7% of Group sales) in the second quarter of fiscal 2011. The decline in Wireless Group operating income in the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011, was due to the $4.8 million, or 30.8%, decrease in Wireless Group sales. This rapid decline in demand resulted in less production and an under absorption of Group manufacturing overhead.

Space & Defense Group operating income was $2.4 million (9.5% of Group sales) in the second quarter of fiscal 2012, compared to $3.3 million (11.8% of net Group sales) for the second quarter of fiscal 2011.  Operating margins for this Group declined in the current second quarter due mainly to the $2.9 million decrease in sales volume and the resulting inefficiencies in production.  Additionally, Space & Defense Group operating margins suffered as a result of the less favorable product mix in fiscal 2012 compared to fiscal 2011. Sales of these products totaled $3.7 million in the second quarter of fiscal 2011 compared to no sales of these products in the second quarter of fiscal 2012.

Other Income.  Other income primarily consists of interest income received on invested cash balances and rental income.  Other income was $0.1 million in the second quarter of fiscal 2012 compared to $0.2 million for the second quarter of last year.  Short-term interest rates have remained constant year over year, while investable cash balances dropped in the second quarter of fiscal 2012 due to the purchase of additional treasury shares and the $20.0 million pay-off of the outstanding balance on the Company’s line of credit in November 2011, resulting in the decline in interest income year over year.  Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the second quarter of fiscal 2012 was $0.1 million, compared to $0.1 million for the second quarter of fiscal 2011. Interest expense is expected to decline in the third quarter.

Income Taxes.  Income taxes for the second quarter of fiscal 2012 were $0.3 million (0.9% of net sales), representing an effective tax rate of 21.4%.  This compares to income tax expense of $1.0 million (2.2% of net sales) for the second quarter of fiscal 2011, representing an effective tax rate of 17.0%.  The overall projected effective tax rate for fiscal 2012 is expected to be approximately 28.5%.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010
Net sales.  Net sales were $74.5 million for the first half of fiscal 2012, down 15.4% compared to $88.0 million for the first half of fiscal 2011.  Sales of Wireless Group products fell $2.1 million, or 6.8%, and sales of Space & Defense Group products fell $11.4 million, or 20.1%, in the current first six months compared to the first half of fiscal 2011.

The decline in sales of Wireless Group products was the result of a substantial decrease in demand for Wireless products beginning in the latter half of the fiscal 2012 first quarter and continuing through the entire current second quarter, compared to second quarter of fiscal 2011demand.  Sales of these products dropped $2.1 million in the first six months of fiscal 2012 over the first six months of fiscal 2011 due to declining orders from both European OEMs and Asian contract manufacturers. Sales of Wireless Group products in the third quarter of fiscal 2012 are expected to remain at second quarter levels due to the continuing low level of customer demand the Company is presently experiencing, but current customer forecasts for calendar 2012 indicate stronger demand as the year progresses and the Company remains optimistic about increasing fourth quarter and fiscal 2013 Wireless Group component shipment levels.

Sales of Space & Defense Group products declined $11.4 million, or 20.1% in the first half of fiscal 2012 compared to the first half of the previous fiscal year.  This decrease resulted from anticipated declines of $4.0 million of shipments of legacy receiver products and $7.7 million in sales of counter-IED related products in the current first half compared to the first half of fiscal 2011. New orders for counter-IED products are not anticipated, if at all, until fiscal 2013 or later.

Gross Profit.  Gross profit for the first half of fiscal 2012 was $25.9 million, (34.7% of net sales), down from $33.9 million (38.6% of net sales) for the same period of the prior year.  Gross profit as a percent of sales decreased in the first half of fiscal 2012 from the first half of fiscal 2011 due to the 15.4% overall decline in sales volume which resulted in less favorable absorption of overhead in the current first six months. Additionally a less profitable product mix in the Space & Defense Group due to the completion of the latest counter-IED contract in fiscal 2011 and the decline in sales of higher margin Wireless Group products had a negative impact on gross margins in the current first six months compared to the first six months of last year.

Marketing.  Marketing expenses were $5.0 million (6.8% of net sales) for the first half of fiscal 2012 unchanged from $5.0 million (5.7% of net sales) for the first half of fiscal 2011.  Marketing expenses in the current first half remained unchanged due to lower commission, personnel and travel expenses in the current second quarter which off-set higher first quarter expenses compared to the first half of fiscal 2011. Third quarter 2012 marketing expenses are expected to be comparable to second quarter levels.

Research and Development.  Research and development expenses were $7.0 million (9.5% of net sales) in the first half of fiscal 2012, down 4.3% from $7.4 million (8.4% of net sales) for the first half of fiscal 2011.  The decline resulted from a reduction in engineering personnel at the beginning of the current second quarter due to a reduction in design work and the reassignment of some engineering personnel to funded engineering development work in the Space & Defense Group. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer product opportunities, as well as new technology development in the Space & Defense Group. The Company expects to reduce its current research and development efforts and spending levels in the second half of fiscal 2012, and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses decreased 10.9% to $8.8 million (11.8% of net sales) for the first half of fiscal 2012, from $9.9 million (11.2% of net sales) for the first half of fiscal 2011.  The decrease in general and administrative expense in the current first half was due to declining compensation costs resulting from personnel reductions in later part of fiscal 2011 and a decrease in the management bonus accrual in the current quarter due to the present lower level of profitability compared to the first half of fiscal 2011. Additionally, G&A in the first half of fiscal 2011 included a lease charge of $0.5 million to recognize additional rent expense related to the Company’s vacant facility in Frimley, U.K. The Company did not record a similar charge in the first half of fiscal 2012.

Operating Income.  Operating income decreased $6.7 million in the first half of fiscal 2012 to $5.0 million, (6.6% of net sales), compared to $11.7 million (13.3% of net sales) for the first half of fiscal 2011. This decrease in operating income was a result of the $13.5 million decline in sales volume, a less favorable product mix in the Space & Defense Group and the decline in sales of higher margin Wireless products during the first half of fiscal 2012 compared to the first half of fiscal 2011. Due to the lower expected sales levels and declining income, the Company took action in the current first six months at several operating locations to reduce personnel levels and operating expenses to improve profitability at the current lower sales levels. To date, personnel levels have been reduced approximately 15%, resulting in an annual reduction of approximately $5.0 million, including benefit costs, from July 2011 levels. The Company expects to see improved profitability in the second half of fiscal 2012 and fiscal 2013 as sales volumes increase.

On a operating segment basis, the Wireless Group had operating income of $2.8 million (9.7% of group sales) for the first half of fiscal 2012, down $2.5 million, from the Group’s operating income of $5.3 million (17.0% of group sales) in the first half of fiscal 2011. The decline in Wireless Group operating income in the first half of fiscal 2012 compared to the first half of fiscal 2011 resulted from the $2.1 million, or 6.8%, decrease in Wireless Group sales due to the current drop in demand from Wireless infrastructure customers, increases in Wireless group R&D ($0.6 million) and marketing ($0.3 million) expense due to the development of the Company’s new AIR modules.  Additionally, G&A expenses increased $0.6 million in the current first six months compared to the first six months of last year due to realignment of corporate allocations due to the change in business mix from fiscal 2011 to fiscal 2012.

Space & Defense Group operating income was $2.3 million (5.0% of Group sales) in the first half of fiscal 2012, compared to $7.0 million (12.3% of net group sales) for the first half of fiscal 2011.  Operating margins for this Group declined in the first six months due mainly to the $11.4 million drop in sales volume and the resulting inefficiencies in production.  Additionally, Space & Defense Group operating margins suffered as a result of the less favorable product mix in fiscal 2012 compared to fiscal 2011. Sales of these products totaled $7.7 million in the first six months of fiscal 2011 compared to no sales of these products in the first six months of fiscal 2012.

Other Income.  Other income was $0.3 million in the first half of fiscal 2012 unchanged from the first half of last year.  Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the first half of fiscal 2012 was $0.1 million, compared to $0.3 million for the first half of fiscal 2011. Interest expense has remained relatively low and declined due to the continuing low level of the 90 day London Inter-Bank Offer Rate (LIBOR) interest rate and the $30.0 million payment of the outstanding loan balance in the first half of fiscal 2012. During the first quarter of fiscal 2012, the Company signed a new $50.0 million revolving credit facility with KeyBank and repaid a total of $10 million. Currently, the Company has no balance outstanding under the new line. Any new borrowings will bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance.

Income Taxes.  Income taxes for the first half of fiscal 2012 were $1.4 million (1.9% of net sales), representing an effective tax rate of 28.0%.  This compares to income tax expense of $3.0 million (3.3% of net sales) for the first half of fiscal 2011, representing an effective tax rate of 25.2%.  The overall projected effective tax rate for fiscal 2012 is expected to be approximately 28.5%.

Critical Accounting Policies
There have been no changes to the Company’s critical accounting policies, estimates, or judgments from those discussed in the Company’s 2011 Annual Report on Form 10-K.

Liquidity and Capital Resources
Net cash provided by operations for the first six months of fiscal 2012 was $7.9 million and resulted primarily from net income before depreciation, amortization and non-cash equity based compensation expense.  The positive cash flow from operations for the first six months was further enhanced by a $3.4 million decrease in accounts receivable due to improved collections, which was off-set by a $3.3 million increase in inventory due to the lower Wireless sales levels, and a $3.8 million decrease in accounts payable and accrued expenses.

Net cash provided by operations for the first six months of fiscal 2011 was $8.7 million and resulted primarily from net income before depreciation, amortization and non-cash equity based compensation expense.  The positive cash flow from operations for the six months was further enhanced by a $2.4 million decrease in accounts receivable due to improved collections, which more than off-set a $3.8 million increase in inventory, a $2.4 million increase in refundable income taxes and a $2.7 million reduction of current liabilities.

Net cash used in investing activities in the first half of fiscal 2012 was $4.3 million and consisted of $4.4 million used to pay for normal capital additions which, was partially off-set by $0.1 million provided by the net maturities of marketable debt securities in the hold to maturity account. Net cash used in investing activities in the first half of fiscal 2011 was $1.8 million and consisted of $3.7 million used to pay for capital additions which, was partially off-set by $1.9 million provided by the net maturities of marketable debt securities and sale of the available-for-sale security.

Net cash used in financing activities in the first six months of fiscal 2012 was $31.7 million and consisted of $30.0 million used to pay down long-term debt and $6.6 million used to purchase approximately 374,000 treasury shares during the period, which were partially offset by $4.9 million generated by cash receipts and tax benefits from the exercise of stock options. Net cash used in financing activities in the first six months of fiscal 2011 was $7.8 million and consisted of $10.0 million used to pay long-term debt and $0.9 million used to purchase approximately 52,000 treasury shares, partially offset by $3.1 million generated by cash receipts and tax benefits from the exercise of stock options.

During the remainder of fiscal 2012, the Company anticipates that its primary cash requirement will be for capital expenditures and possible repurchase of the Company’s common stock. Capital expenditures for the remainder of fiscal 2012 are expected to be in the range of $3.0 - $5.0 million (4 to 5% of anticipated sales) and will be funded from existing cash and investments, and expected cash flow generated by operations.

During the first quarter of fiscal 2012, the Company signed a new $50.0 million revolving credit facility with KeyBank and during the first six months repaid a total of $30 million. Currently, the Company has no borrowings outstanding under the new line. Future borrowings will bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transactions under the current Board authorization, depending on market conditions.  At December 31, 2011, there were approximately 0.9 million shares remaining under the current Board repurchase authorization.  At December 31, 2011, the Company had approximately $52.8 million in cash, cash equivalents, and marketable securities.  Included in the Company’s cash and cash equivalents balance is $15.6 million that is deposited in a bank in China.  The Company has had positive operating cash flow for over ten years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations and available borrowings under its existing $50.0 million line of credit.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing goodwill for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  This ASU is effective for the Company beginning in fiscal year 2013.

Disclosures About Contractual Obligations and Commercial Commitments
Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

(amounts in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years
Commitment fee	$130	$50	$80	$-	$-
Operating Leases	1,962	780	862	320	-
Other Long-Term Liabilities	379	65	130	130	54
Pension Benefits	7,118	660	1,371	1,467	3,620
Total	$9,589	$1,555	$2,443	$1,917	$3,674

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

The following discusses the Company’s possible exposure to market risk related to changes in interest rates.  This discussion contains forward-looking statements that are subject to risks and uncertainties.  Results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q, and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

As of December 31, 2011, the Company had cash, cash equivalents and marketable securities of $52.8 million, all of which consisted of highly liquid investments in marketable debt securities.  The marketable debt securities at date of purchase have maturities within 3 years, are exposed to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical decrease in market interest rate of 10.0% would result in a nominal decrease to the earnings per diluted share.  Due to the relatively short maturities of the securities, continuing current unprecedented low market rates and the Company’s ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations.  Over time, however, declines in interest rate will reduce the Company’s interest income.

As of December 31, 2011, the Company had no outstanding debt under its revolving line of credit with KeyBank. The line consists of a $50 million revolving credit note for which principal amounts are due in August 2014.  Borrowings under this Note bear interest at LIBOR, plus 100 to 425 basis points or at the Lender’s prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the current portion of long-term debt plus interest expense.  For the three months ended December 31, 2011, the weighted average interest rate on the outstanding borrowings was 1.41%.

Forward-Looking Cautionary Statement
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. The uncertainties and risk factors that could affect the Company, its business and actual results are described throughout this filing and in our 2011 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

Item 4.       Controls and Procedures

A.    Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”) as of December 31, 2011.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

B. Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2012, we upgraded our Information Technology system and implemented a new consolidation and financial reporting software package to enhance our consolidation function. This system upgrade and software implementation is part of an ongoing effort to improve the effectiveness of our financial reporting process.  In connection with this implementation, during the second quarter of fiscal 2012, we have continued to modify the design, operation, and documentation of our internal control processes impacted by the upgraded system and new software.  There were no additional changes in the Company’s internal control over financial reporting during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On May 11, 2011, the Board of Directors increased by an additional 1,000,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program.  The program (originally announced on March 5, 2001), which may be suspended at any time without notice, has no expiration date.  The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated.  On December 31, 2011, approximately 880,743 shares remained authorized for purchase, depending on market conditions.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2011	-	-	-	1,136,718
November 2011	46,161	$17.00	46,161	1,090,557
December 2011	209,814	$16.89	209,814	880,743
Total	255,975	$16.91	255,975	880,743

Item 6.	Exhibits

	31	Rule 13a-14(a) Certifications

	32	Section 1350 Certifications

	101.INS**	XBRL Instance

	101.SCH**	XBRL Taxonomy Extension Schema

	101.CAL**	XBRL Taxonomy Extension Calculation

	101.DEF**	XBRL Taxonomy Extension Definition

	101.LAB**	XBRL Taxonomy Extension Labels

	101.PRE**	XBRL Taxonomy Extension Presentation

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

Anaren, Inc.
(Registrant)

Date: January 27, 2012	/s/Lawrence A. Sala
Lawrence A.Sala
President & Chief Executive Officer

Date: January 27, 2012	/s/ George A. Blanton
George A. Blanton
Sr. Vice President, Chief Financial Officer and Treasurer