Form 10-Q
period 2012-03-31
ANAREN  INC
filed 2012-04-27
CIK 6314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Registrant’s Common Stock outstanding on April 18, 2012 was 14,830,655.
RDGPreambleEnd

ANAREN, INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011 (unaudited)	3

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Income for the Nine Months Ended March 31, 2012 and 2011 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2012 and 2011 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls & Procedures	21

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	22

	Officer Certifications	23 - 27

RDGXBRLParseBegin
PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements

ANAREN, INC.
Condensed Consolidated Balance Sheets
March 31, 2012 and June 30, 2011
(in thousands, except per share amounts)
(unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Assets:
Cash and cash equivalents	$29,899	$58,388
Securities held to maturity	12,956	9,314
Receivables, less an allowance of $388 and 380 at March 31, 2012 and June 30, 2011, respectively.	28,859	30,931
Inventories	38,133	33,733
Prepaid expenses and other current assets	5,821	3,769
Deferred income taxes	508	2,351
Total current assets	116,176	138,486
Securities held to maturity	9,759	13,441
Property, plant, and equipment, net	47,145	47,627
Other assets	49	1,741
Goodwill	42,389	42,389
Other intangible assets, net	8,068	8,961
Total assets	$223,586	$252,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities and Stockholders’ Equity:
Current installments of long-term debt obligation	$-	$10,000
Accounts payable	6,375	9,535
Accrued expenses	4,014	6,340
Customer advance payments	1,344	222
Other current liabilities	2,054	2,290
Total current liabilities	13,787	28,387
Deferred income taxes	1,667	1,901
Pension and postretirement benefit obligation	5,663	5,715
Long-term debt obligation	-	20,000
Other liabilities	1,236	1,538
Total liabilities	22,353	57,541
Stockholders' Equity:
Common stock, $0.01 par value. Authorized 200,000 shares; issued 29,336 and 28,972 at March 31, 2012 and June 30, 2011, respectively	293	288
Additional paid-in capital	221,989	214,179
Retained earnings	140,213	134,512
Accumulated other comprehensive loss	(317)	(603)
Total stockholders’ equity before treasury stock	362,178	348,376
Less 14,512 and 14,072 treasury shares at March 31, 2012 and June 30, 2011, respectively, at cost	160,945	153,272
Total stockholders' equity	201,233	195,104
Total liabilities and stockholders' equity	$223,586	$252,645

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2012 and 2011
(in thousands, except per share amounts)
(unaudited)

	2012	2011

Net sales	$34,717	$44,015
Cost of sales	23,027	27,928
Gross profit	11,690	16,087
Operating Expenses:
Marketing	2,553	2,622
Research and development	3,133	4,656
General and administrative	4,252	4,521
Total operating expenses	9,938	11,799
Operating income	1,752	4,288
Other income (expense):
Interest expense	(19)	(104)
Other income	175	139
Total other income, net	156	35
Income before income tax (benefit) expense	1,908	4,323
Income tax (benefit) expense	(90)	925
Net income	$1,998	$3,398

Earnings per share:
Basic	$0.14	$0.24
Diluted	$0.14	$0.23

Weighted average common shares outstanding:
Basic	14,070	14,123
Diluted	14,696	14,994

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Income
Nine Months Ended March 31, 2012 and 2011
(in thousands, except per share amounts)
(unaudited)

	2012	2011

Net sales	$109,174	$131,997
Cost of sales	71,619	81,983
Gross profit	37,555	50,014
Operating Expenses:
Marketing	7,586	7,617
Research and development	10,182	12,024
General and administrative	13,038	14,384
Total operating expenses	30,806	34,025
Operating income	6,749	15,989
Other income (expense):
Interest expense	(152)	(393)
Other income	454	436
Total other income, net	302	43
Income before income tax (benefit) expense	7,051	16,032
Income tax expense	1,350	3,875
Net income	$5,701	$12,157

Earnings per share:
Basic	$0.40	$0.87
Diluted	$0.39	$0.83

Weighted average common shares outstanding:
Basic	14,143	13,973
Diluted	14,783	14,712

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,701	$12,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,212	6,146
Amortization	1,437	1,446
Deferred income taxes	339	(352)
Equity-based compensation	2,869	3,215

Changes in operating assets and liabilities:
Receivables	2,071	577
Inventories	(4,400)	(4,913)
Prepaid expenses and other assets	(360)	(1,601)
Accounts payable	(3,159)	246
Accrued expenses	(2,326)	187
Customer advance payments	1,123	(844)
Other liabilities	731	(100)
Pension and postretirement benefit obligation	(52)	378
Net cash provided by operating activities	10,186	16,542

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,730)	(5,612)
Maturities of held to maturity securities and sale of available- for-sale security	6,791	3,511
Purchases of held to maturity securities	(7,295)	(1,057)
Net cash used in investing activities	(6,234)	(3,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt obligation	(30,000)	(10,000)
Stock options exercised	4,261	3,555
Excess tax benefit	685	183
Purchase of treasury stock	(7,673)	(894)
Net cash used in financing activities	(32,727)	(7,156)
Effect of exchange rates on cash	286	406
Net (decrease) increase in cash and cash equivalents	(28,489)	6,634
Cash and cash equivalents, beginning of period	58,388	50,521
Cash and cash equivalents, end of period	$29,899	$57,155

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$219	$359
Income tax payments, net	$1,490	$5,552

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2012, or any future interim period.

The income tax rate utilized for interim financial statement purposes for the three months and nine months ended March 31, 2012 is based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2012.

(1)  Securities
The amortized cost and fair value of securities are as follows:

	March 31, 2012
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$14,965	$46	$-	$15,011
Corporate bonds	7,750	2	-	7,752
Total securities held to maturity	$22,715	$48	$-	$22,763

	June 30, 2011
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$18,263	$57	$-	$18,320
Corporate bonds	4,492	23	-	4,515
Total securities held to maturity	$22,755	$80	$-	$22,835

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

	March 31, 2012		June 30, 2011
	Amortized Cost	Fair value	Amortized Cost	Fair value
(amounts in thousands)
Within one year	$12,956	$13,002	$9,314	$9,326
One year to three years	9,759	9,761	13,441	13,509
Total	$22,715	$22,763	$22,755	$22,835

(2)  Fair Value Measurements
The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of March 31, 2012 and June 30, 2011 because of the short maturity of these instruments.  Cash equivalents are carried at cost, which approximates fair value.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of March 31, 2012 and June 30, 2011:

(amounts in thousands)
	Total Carrying Value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$5,317	$5,317	$-	$-

(amounts in thousands)
	Total Carrying Value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$5,040	$5,040	$-	$-

(3)  Intangible Assets
The major components of intangible assets are as follows:

	March 31, 2012		June 30, 2011
(amounts in thousands)	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount

Amortizable intangible assets:
Customer relationships	$7,530	$4,782	$7,530	$5,346
Developed technology	780	208	780	325
Non-competition agreements	1,130	98	1,130	310
Total	$9,440	5,088	$9,440	5,981

Non-amortizable intangible assets:
Trade names		2,980		2,980
Total intangible assets		$8,068		$8,961

Intangible asset amortization expense for the three months ended March 31, 2012 and 2011 aggregated $0.3 million in each period and for the nine months ended March 31, 2012 and 2011 aggregated $0.9 million in each period.  Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-competition agreements and customer relationships is recorded in general and administrative expense. There have been no changes to the goodwill balance in the three and nine months ended March 31, 2012.

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

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4) Inventories

Inventories are summarized as follows:

(amounts in thousands)	March 31, 2012	June 30, 2011
Raw materials	$21,104	$18,021
Work in process	13,495	11,547
Finished goods	3,534	4,165
	$38,133	$33,733

(5) Property, Plant, and Equipment

Components of property, plant, and equipment consist of the following:

(amounts in thousands)	March 31, 2012	June 30, 2011
Land and land improvements	$5,167	$5,167
Construction-in-process	2,406	1,777
Buildings, furniture, and fixtures	35,521	35,023
Machinery and equipment	71,527	67,902
	114,621	109,869
Less accumulated depreciation	(67,476)	(62,242)
	$47,145	$47,627

(6) Accrued Expenses

Accrued expenses consist of the following:

(amounts in thousands)	March 31, 2012	June 30, 2011
Compensation	$2,328	$4,724
Commissions	663	763
Health insurance and other	1,023	853
	$4,014	$6,340

(7) Other Liabilities

Other liabilities consist of the following:

(amounts in thousands)	March 31, 2012	June 30, 2011
Deferred compensation	$368	$385
Supplemental retirement plan	847	759
Accrued lease	972	1,247
Warranty accrual	176	277
Income tax liability	260	404
Deferred grant income	375	375
Other	292	381
	3,290	3,828
Less current portion	(2,054)	(2,290)
	$1,236	$1,538

The Company provides warranty policies on its products. In addition, the Company incurs costs to service its products in connection with specific product performance issues. Liabilities for product warranties are based upon expected future product performance and durability, and is estimated based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The changes in product warranty reserves for the nine months ended March 31, 2012, is as follows:

(amounts in thousands)
Balance as of July 1, 2011	$277
Additions	224
Costs incurred	(126)
Adjustments	(199)
Balance as of March 31, 2012	$176

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

In the nine months ended March 31, 2012, the Company paid $30.0 million on the Company’s indebtedness. As of March 31, 2012 there were no borrowings outstanding under the Company’s revolving credit agreement.

(9)  Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the Company’s Comprehensive Long-Term Incentive Plan.  The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include anti-dilutive shares aggregating 164,000 and 13,000 for the nine months ended March 31, 2012 and 2011, respectively.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(amounts in thousands)	2012	2011	2012	2011
Numerator:
Net income	$1,998	$3,398	$5,701	$12,157

Denominator:
Denominator for basic earnings per share outstanding	14,070	14,123	14,143	13,973

Denominator for diluted earnings per share:
Weighted average shares outstanding	14,070	14,123	14,143	13,973
Common stock options and restricted stock	626	871	640	739

Weighted average shares	14,696	14,994	14,783	14,712

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)  Employee Benefit Plans
Defined Benefit Plan
Components of net periodic pension cost for the three and nine months ended March 31, are as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011
(amounts in thousands)
Service cost	$94	$93	$282	$279
Interest cost	225	210	675	630
Expected return on plan assets	(264)	(215)	(792)	(645)
Amortization of the unrecognized loss	80	120	240	360
Net periodic benefit cost	$135	$208	$405	$624

Required contributions for fiscal 2012 are approximately $0.6 million.

Postretirement Health Benefit Plan
Components of net periodic postretirement benefit cost for the three and nine months ended March 31, are as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011
(amounts in thousands)
Service cost	$8	$9	$24	$27
Interest cost	17	17	51	51
Amortization of the unrecognized loss	(18)	(18)	(54)	(54)
Amortization of the prior service cost	(5)	(5)	(15)	(15)
Net periodic benefit cost	$2	$3	$6	$9

Expected contributions for fiscal 2012 are estimated to be approximately $0.1 million.

(11)  Other Comprehensive Income
Other Comprehensive Income
Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011
(amounts in thousands)
Net income	$1,998	$3,398	$5,701	$12,157

Other comprehensive income:
Foreign currency translation gain	79	74	288	407
Defined benefit pension plan adjustment	-	-	(2)	-
Mark to market adjustment	-	-	-	389

Comprehensive income	$2,077	$3,472	$5,987	$12,953

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation adjustment	Defined benefit pension plan liability	Mark to market available-for-sale security	Accumulated other comprehensive income (loss)
(amounts in thousands)
Balances at June 30, 2010	$1,466	$(3,890)	$(389)	$(2,813)
Fiscal 2011 change	556	1,265	389	2,210
Balances at June 30, 2011	2,022	(2,625)	-	(603)
Fiscal 2012 change	288	(2)	-	286
Balances at March 31, 2012	$2,310	$(2,627)	$-	$(317)

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

The following table reflects the operating results of the segments consistent with the Company’s internal financial reporting process.  The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:
(amounts in thousands)	Wireless	Space & Defense	Unallocated	Consolidated
Net sales (Three Months Ended):
March 31, 2012	$10,235	$24,482	$-	$34,717
March 31, 2011	15,170	28,845	-	44,015
Net sales (Nine Months Ended):
March 31, 2012	39,241	69,933	-	109,174
March 31, 2011	46,294	85,703	-	131,997
Operating income (loss) (Three Months Ended)
March 31, 2012 (1)	(137)	1,969	(80)	1,752
March 31, 2011	1,864	2,424	-	4,288
Operating income (Nine Months Ended)
March 31, 2012 (1)	2,686	4,241	(178)	6,749
March 31, 2011 (1)	7,141	9,418	(570)	15,989
Goodwill and intangible assets:
March 31, 2012	30,716	19,741	-	50,457
June 30, 2011	30,716	20,634	-	51,350

(1)	Unallocated amounts relate to the lease expense incurred on the Company’s operating lease located in England.
RDGXBRLParseEnd

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

Overview
The condensed consolidated financial statements present the financial condition of the Company as of March 31, 2012 and June 30, 2011, the condensed consolidated results of operations of the Company for the three and nine months ended March 31, 2012 and 2011, and the condensed consolidated cash flows of the company for the nine months ended March 31, 2012 and 2011.

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

The Company operates in the wireless communications, satellite communications and defense electronics markets all of which have been affected by the current economic climate and recession. The United States defense budget has a direct impact on the level of funding available for programs that the Company currently participates in or has targeted for future participation. We continue to assess the effect of the 2012 defense budget on these programs and, to date have seen only minimal negative impact on our anticipated Space & Defense Group order rate in fiscal 2012.  The economic downturn has negatively impacted the worldwide wireless infrastructure market as the market has delayed or downsized system expansions and upgrades.   Demand for consumer and infrastructure standard components, while strong at the start of the first quarter, weakened significantly in the latter half of the quarter and that weakness has continued throughout the second and third quarters. Current customer forecasts for calendar 2012 indicate stronger demand as the year progresses and the Company remains optimistic about fourth quarter and fiscal 2013 component shipment levels.

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

Fourth Quarter of Fiscal 2012 Outlook
For the fourth quarter of fiscal 2012, we anticipate comparable sales for the Space & Defense Group and increased sales for the Wireless Group compared to third quarter levels. As a result, we expect net sales to be in the range of $35 to $40 million.  We expect earnings (in accordance with generally accepted accounting policies (GAAP)) per diluted share, absent the effect of any one-time events, to be in the range of $0.11 - $0.23, using an anticipated tax rate of approximately 27% and inclusive of approximately $0.05 per share related to expected non-cash equity based compensation expense and amortization of intangibles.

Results of Operations
Net sales for the three months ended March 31, 2012 were $34.7 million, down 21.1% from sales of $44.0 million for the third quarter of fiscal 2011.  Net income for the third quarter of fiscal 2012 was $2.0 million, or 5.8% of net sales, down $1.4 million from net income of $3.4 million in the third quarter of fiscal 2011.

The following table sets forth the percentage relationships of certain items from the Company’s condensed consolidated statements of earnings as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	Mar. 31, 2012	Mar. 31, 2011	Mar. 31, 2012	Mar. 31, 2011

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	66.3%	63.5%	65.6%	62.1%
Gross profit	33.7%	36.5%	34.4%	37.9%

Operating expenses:
Marketing	7.4%	6.0%	7.0%	5.8%
Research and development	9.0%	10.6%	9.3%	9.1%
General and administrative	12.3%	10.2%	11.9%	10.9%
Total operating expenses	28.7%	26.8%	28.2%	25.8%

Operating income	5.0%	9.7%	6.2%	12.1%

Other income (expense):

Interest expense	0.0%	(0.2)%	(0.1)%	(0.3)%
Other, primarily interest income	0.5%	0.3%	0.4%	0.3%
Total other income (expense), net	0.5%	0.1%	0.3%	0.0%

Income before income taxes	5.5%	9.8%	6.5%	12.2%
Income taxes	(0.3)%	2.1%	1.2%	3.0%
Net income	5.8%	7.7%	5.3%	9.2%

The following table summarizes the Company’s net sales by operating segments for the periods indicated.  Amounts are in thousands.

	Three Months Ended		Nine Months Ended
	Mar. 31, 2012	Mar. 31, 2011	Mar. 31, 2012	Mar. 31, 2011
Wireless	$10,235	$15,170	$39,241	$46,294
Space and Defense	24,482	28,845	69,933	85,703
Total	$34,717	$44,015	$109,174	$131,997

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Net sales.  Net sales were $34.7 million for the third quarter of fiscal 2012, down 21.1% compared to $44.0 million for the third quarter of fiscal 2011.  Sales of Wireless Group products fell $4.9 million, or 32.5%, and sales of Space & Defense Group products fell $4.4 million, or 15.1%, in the current third quarter compared to the third quarter of fiscal 2011.

The decline in sales of Wireless Group products, which consist of standard components for use in building wireless base station and consumer equipment, was the result of a substantial decrease in demand from Wireless infrastructure customers beginning in the latter half of the first quarter of fiscal 2012 and continuing through the current third quarter, compared to third quarter of fiscal 2011.  Sales of these products dropped $4.9 million in the current third quarter over the third quarter of fiscal 2011 due to declining orders from both European OEMs and Asian contract manufacturers. Sales of Wireless Group products in the fourth quarter of fiscal 2012 are expected to increase above third quarter levels due to the increased customer demand the Company is presently experiencing. Current customer forecasts for calendar 2012 indicate stronger demand as the year progresses and the Company remains optimistic about fourth quarter and fiscal 2013 component shipment levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military. Sales of Space & Defense Group products declined $4.4 million, or 15.1% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.  This decrease resulted from a decline in sales of standard and receiver products amounting to $1.4 million and a decline of $2.8 million in sales of counter-improvised explosive devices (IED) in the current third quarter compared to the third quarter of fiscal 2011.  The decline in IED products was anticipated due to the completion of the latest production orders for these products in the third quarter of fiscal 2011.

Gross Profit.  Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs.  Gross profit for the third quarter of fiscal 2012 was $11.7 million, (33.7% of net sales), down from $16.1 million (36.5% of net sales) for the same quarter of the prior year.  Gross profit as a percent of sales decreased in the third quarter of fiscal 2012 from the third quarter of fiscal 2011 due to the 21.1% overall decline in sales volume which resulted in less favorable absorption of overhead in the current quarter. Additionally, a less profitable product mix in the Space & Defense Group due to the completion of the latest counter-IED contract in fiscal 2011 had a negative impact on gross margins in the current quarter compared to the third quarter of last year.

Marketing.  Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses.  Marketing expenses were $2.6 million (7.4% of net sales) for the third quarter of fiscal 2012, relatively unchanged compared to $2.6 million (6.0% of net sales) for the third quarter of fiscal 2011.  Marketing expenses in the current third quarter decreased slightly due to lower personnel and travel expenses compared to the third quarter of fiscal 2011.

Research and Development.  Research and development expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development.  Research and development expenses were $3.1 million (9.0% of net sales) in the third quarter of fiscal 2012, down 32.7% from $4.7 million (10.6% of net sales) for the third quarter of fiscal 2011.  The decline resulted from a reduction in engineering personnel at the beginning of the second quarter of fiscal 2012 due to a decline in design work and the reassignment of some engineering personnel to funded engineering development work in the Space & Defense Group.Research and development expenditures are supporting further development of Wireless Group infrastructure, consumer components and Anaren Integrated Radio (AIR) product opportunities, as well as new technology development in the Space & Defense Group. The Company expects to maintain or reduce its current research and development efforts and spending levels in the remainder of fiscal 2012 and fiscal 2013.

General and Administrative.  General and administrative expenses consist of employee related expenses, incentive compensation, professional services, intangible amortization, travel related expenses and other corporate costs.  General and administrative expenses decreased 6.0% to $4.3 million (12.3% of net sales) for the third quarter of fiscal 2012, from $4.5 million (10.2% of net sales) for the third quarter of fiscal 2011.  The decrease in general and administrative expense in the current third quarter was due to declining compensation costs resulting from personnel reductions in the latter part of fiscal 2011 and the first half of fiscal 2012 and a decrease in the management bonus accrual in the current quarter due to the present lower level of profitability compared to the third quarter of fiscal 2011.

Operating Income.  Operating income decreased $2.5 million in the third quarter of fiscal 2012 to $1.8 million, (5.0% of net sales), compared to $4.3 million (9.7% of net sales) for the third quarter of fiscal 2011. This decrease in operating income was a result of the $9.3 million decline in sales volume, a less favorable product mix in the Space & Defense Group and the significant decline in sales of higher margin Wireless products during the current third quarter compared to the third quarter of fiscal 2011. Due to the reduction in sales levels and declining income, the Company has taken action during the first nine months of fiscal 2012 at several operating locations to reduce personnel and operating expenses and improve profitability at the current lower sales levels. To date, personnel levels have been reduced approximately 18% resulting in an annual payroll reduction of approximately $6.5 million, including benefit costs, from July 1, 2011 levels. The Company expects to see continuing improvement in profitability in the fourth quarter of fiscal 2012 and in fiscal 2013 as sales volumes increase.

 On an operating segment basis, the Wireless Group had an operating loss of $0.1 million (negative 1.3% of Group sales) for the third quarter of fiscal 2012, down $2.0 million, from the Group’s operating income of $1.9 million (12.3% of Group sales) in the third quarter of fiscal 2011. The decline in Wireless Group operating income in the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011, was due to the $4.9 million, or 32.5%, decline in Wireless Group sales. This rapid decline in demand resulted in a large drop in production volumes and an under absorption of Group manufacturing overhead and operating expenses.

Space & Defense Group operating income was $2.0 million (8.0% of Group sales) in the third quarter of fiscal 2012, compared to $2.4 million (8.4% of net Group sales) for the third quarter of fiscal 2011.  Operating margins for this Group declined in the current third quarter due mainly to the $4.4 million decline in quarterly sales volume and the resulting inefficiencies in production.  Additionally, Space & Defense Group operating margins suffered as a result of the less favorable product mix in fiscal 2012 compared to fiscal 2011.

 Other Income.  Other income primarily consists of interest income received on invested cash balances and rental income.  Other income was $0.2 million in the third quarter of fiscal 2012 compared to $0.1 million for the third quarter of last year.  Short-term interest rates have risen slightly year over year and the Company has had some currency gains at its China operation resulting in higher other income despite lower investable cash balances in the third quarter of fiscal 2012.  Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the third quarter of fiscal 2012 was $0.02 million, compared to $0.1 million for the third quarter of fiscal 2011 due to the pay-off of the Company’s revolving line of credit in the second quarter of fiscal 2012. Interest expense is expected to be unchanged in the fourth quarter.

Income Taxes.  Income taxes for the third quarter of fiscal 2012 was a tax benefit of $0.1 million (0.3% of net sales), representing an effective tax rate of (4.7)%.  This compares to income tax expense of $0.9 million (2.1% of net sales) for the third quarter of fiscal 2011, representing an effective tax rate of 21.4%. The tax benefit in the third quarter of fiscal 2012 resulted from a higher than anticipated Federal Research and Experimentation (R&E) credit. The overall projected effective tax rate for fiscal 2012 is expected to be approximately 27%.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011
Net sales.  Net sales were $109.2 million for the first three quarters of fiscal 2012, down 17.3% compared to $132.0 million for the three quarters of fiscal 2011.  Sales of Wireless Group products fell $7.0 million, or 15.2%, and sales of Space & Defense Group products fell $15.8 million, or 18.4%, in the current first nine months compared to the first nine months of fiscal 2011.

The decline in sales of Wireless Group products was the result of a substantial decrease in demand for Wireless products beginning in the latter half of the fiscal 2012 first quarter and continuing through the current third quarter, compared to fiscal 2011 demand.  Sales of these products dropped $7.0 million in the first nine months of fiscal 2012 over the first nine months of fiscal 2011 due to declining orders from both European OEMs and Asian contract manufacturers. Sales of Wireless Group products in the fourth quarter of fiscal 2012 are expected to increase compared to third quarter levels due to the rising customer demand the Company is presently experiencing. Current customer forecasts for calendar 2012 indicate stronger demand as the year progresses and the Company remains optimistic about fourth quarter and fiscal 2013 component shipment levels.

Sales of Space & Defense Group products declined $15.8 million, or 18.4% in the first nine months of fiscal 2012 compared to the first nine months of the previous fiscal year.  This decrease resulted from anticipated declines of $4.5 million of shipments of legacy receiver products and $11.0 million in sales of counter-IED related products in the current first three quarters compared to the first three quarters of fiscal 2011.

Gross Profit.  Gross profit for the three quarters of fiscal 2012 was $37.6 million, (34.4% of net sales), down from $50.0 million (37.9% of net sales) for the same period of the prior year.  Gross profit as a percent of sales decreased in the first nine months of fiscal 2012 from the nine months of fiscal 2011 due to the 17.3% overall decline in sales volume which resulted in less favorable absorption of overhead in the current first nine months. Additionally a less profitable product mix in the Space & Defense Group due to the completion of the latest counter-IED contract in fiscal 2011 and the decline in sales of higher margin Wireless Group products had a negative impact on gross margins in the current first nine months compared to the first nine months of last year.

Marketing.  Marketing expenses were $7.6 million (7.0% of net sales) for the first nine months of fiscal 2012 unchanged from $7.6 million (5.8% of net sales) for the first nine months of fiscal 2011.  Fourth quarter 2012 marketing expenses are expected to be comparable to third quarter levels

Research and Development.  Research and development expenses were $10.2 million (9.3% of net sales) in the first nine months of fiscal 2012, down 15.3% from $12.0 million (9.1% of net sales) for the first nine months of fiscal 2011.  The decline resulted from a reduction in engineering personnel beginning in the second quarter of fiscal 2012 due to a reduction in design work and the reassignment of some remaining engineering personnel to funded engineering development work in the Space & Defense Group. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer product opportunities, as well as new technology development in the Space & Defense Group. The Company expects research and development efforts and spending levels in the fourth quarter of fiscal 2012 and fiscal 2013 to remain at or about third quarter 2012 levels, and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses decreased 9.4% to $13.0 million (11.9% of net sales) for the first nine months of fiscal 2012, from $14.4 million (10.9% of net sales) for the first nine months of fiscal 2011.  The decrease in general and administrative expense in the current first nine months of fiscal 2012 was due to declining compensation costs resulting from personnel reductions in later part of fiscal 2011 and a decrease in the management bonus accrual in the current fiscal year due to the present lower level of profitability compared to the first nine months of fiscal 2011. Additionally, G&A in the first nine months of fiscal 2011 included a lease charge of $0.5 million to recognize additional rent expense related to the Company’s vacant facility in Frimley, U.K. The Company did not record a similar charge in the first nine months of fiscal 2012.

Operating Income.  Operating income decreased $9.2 million in the first nine months of fiscal 2012 to $6.7 million, (6.2% of net sales), compared to $16.0 million (12.1% of net sales) for the first nine months of fiscal 2011. This decrease in operating income was a result of the $22.8 million decline in sales volume, a less favorable product mix in the Space & Defense Group and the decline in sales of higher margin Wireless products during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. Due to the reduction in sales levels and declining income, the Company has taken action during the first nine months of fiscal 2012 at several operating locations to reduce personnel and operating expenses and improve profitability at the current lower sales levels. To date, personnel levels have been reduced approximately 18% resulting in an annual reduction of approximately $6.5 million, including benefit costs, from July 2011 levels. The Company expects to see continuing improvement in profitability in the fourth quarter of fiscal 2012 and in fiscal 2013 as sales volumes increase.

On a operating segment basis, the Wireless Group had operating income of $2.7 million (6.8% of group sales) for the first nine months of fiscal 2012, down $4.4 million, from the Group’s operating income of $7.1 million (15.4% of group sales) in the first nine months of fiscal 2011. The decline in Wireless Group operating income in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 resulted from the $7.0 million, or 15.2%, decline in Wireless Group sales due to the current drop in demand from Wireless infrastructure customers and a $0.3 million increase in Wireless group marketing expense due to the marketing effort costs for the Company’s new AIR modules.  Additionally, G&A expenses increased $0.6 million in the current first nine months compared to the first nine months of last year due to realignment of corporate allocations due to the change in business mix from fiscal 2011 to fiscal 2012.

Space & Defense Group operating income was $4.2 million (6.1% of Group sales) in the first nine months of fiscal 2012, compared to $9.4 million (11.0% of net group sales) for the first nine months of fiscal 2011.  Operating margins for this Group declined in the first nine months due mainly to the $15.8 million drop in sales volume and the resulting inefficiencies in production.  Additionally, Space & Defense Group operating margins suffered as a result of the less favorable product mix in fiscal 2012 compared to fiscal 2011. Sales of higher margin IED products totaled $11.0 million in the first nine months of fiscal 2011 compared to no sales of these products in the first nine months of fiscal 2012.

Other Income.  Other income was $0.5 million in the first nine months of fiscal 2012 unchanged from the first nine months of last year.  Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense.  Interest expense in the first three quarters of fiscal 2012 was $0.2 million, compared to $0.4 million for the first three quarters of fiscal 2011. Interest expense has remained relatively low and declined due to the continuing low level of the 90 day London Inter-Bank Offer Rate (LIBOR) interest rate and the $30.0 million payment of the outstanding loan balance in the first nine months of fiscal 2012. During the first quarter of fiscal 2012, the Company signed a new $50.0 million revolving credit facility with KeyBank and repaid a total of $30 million in the first half of the fiscal year. Currently, the Company has no balance outstanding under the new line. Any new borrowings will bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance.

Income Taxes.  Income taxes for the first nine months of fiscal 2012 were $1.4 million (1.2% of net sales), representing an effective tax rate of 19.1%.  This compares to income tax expense of $3.9 million (3.0% of net sales) for the first nine months of fiscal 2011, representing an effective tax rate of 24.2%.  The benefit in the third quarter of fiscal 2012 resulted from a higher than anticipated Federal Research and Experimentation (R&E) credit. The overall projected effective tax rate for fiscal 2012, before one-time events, is expected to be approximately 27%.

Critical Accounting Policies
There have been no changes to the Company’s critical accounting policies, estimates, or judgments from those discussed in the Company’s 2011 Annual Report on Form 10-K.

Liquidity and Capital Resources

Net cash provided by operations for the first nine months of fiscal 2012 was $10.2 million and resulted primarily from net income before depreciation, amortization and non-cash equity based compensation expense.  The positive cash flow from operations for the first nine months was further enhanced by a $2.1 million decrease in accounts receivable due to improved collections, which was off-set by a $4.4 million increase in inventory due to the lower sales levels, and a $5.5 million decrease in accounts payable and accrued expenses due to the lower business volume.

Net cash provided by operations in the first nine months of fiscal 2011 was $16.5 million and resulted primarily from net income before depreciation, amortization and non-cash equity based compensation expense, which more than off-set a $4.9 million increase in inventory. The increase of inventory was due to the long lead times required for some of the Space & Defense Group programs.

Net cash used in investing activities in the first nine months of fiscal 2012 was $6.2 million and consisted of $5.7 million used to pay for normal capital additions and $0.5 million used for the net purchase of marketable debt securities in the hold to maturity account. Net cash used in investing activities in the nine months ended March 31, 2011 was $3.2 million and consisted of $5.6 million used to pay for capital additions, which was partially off-set by $2.4 million provided by the net maturities of marketable debt and sale of available-for-sale securities.

Net cash used in financing activities in the first nine months of fiscal 2012 was $32.7 million and consisted of $30.0 million used to pay down long-term debt and $7.7 million used to purchase approximately 440,000 treasury shares during the period, which were partially offset by $4.9 million generated by cash receipts and tax benefits from the exercise of stock options. Net cash used in financing activities in the nine months ended March 31, 2011 was $7.2 million and consisted of $10.0 million used to pay long-term debt and $0.9 million used to purchase approximately 53,000 treasury shares, partially offset by $3.7 million generated by cash receipts and tax benefits from the exercise of stock options.

During the remainder of fiscal 2012, the Company anticipates that its primary cash requirement will be for capital expenditures and possible repurchase of the Company’s common stock. Capital expenditures for the remainder of fiscal 2012 are expected to be in the range of $1.5 - $2.5 million (4 to 5% of anticipated sales) and will be funded from existing cash and investments, and expected cash flow generated by operations.

During the first quarter of fiscal 2012, the Company signed a new $50.0 million revolving credit facility with KeyBank and during the first nine months repaid a total of $30 million. Currently, the Company has no borrowings outstanding under the new line. Future borrowings will bear interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transactions under the current Board authorization, depending on market conditions.  At March 31, 2012, there were approximately 0.8 million shares remaining under the current Board repurchase authorization.  At March 31, 2012, the Company had approximately $52.6 million in cash, cash equivalents, and marketable securities.  Included in the Company’s cash and cash equivalents balance is $16.0 million that is deposited in banks in China.  The Company has had positive operating cash flow for over ten years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances, expected cash flows from operations and available borrowings under its existing $50.0 million line of credit.

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

Disclosures About Contractual Obligations and Commercial Commitments
Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

(amounts in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	Over 5 years
Operating Leases	1,830	795	755	280	-
Other Long-Term Liabilities	368	65	130	130	43
Pension Benefits	7,993	660	1,371	1,467	4,495
Total	$10,191	$1,520	$2,256	$1,877	$4,538

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

As of March 31, 2012, the Company had cash, cash equivalents and marketable securities of $52.6 million, all of which consisted of highly liquid investments in marketable debt securities.  The marketable debt securities at date of purchase have maturities within 3 years, are exposed to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical decrease in market interest rate of 10.0% would result in a nominal decrease to the earnings per diluted share.  Due to the relatively short maturities of the securities, continuing current unprecedented low market rates and the Company’s ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations.  Over time, however, declines in interest rate will reduce the Company’s interest income.

As of March 31, 2012, the Company had no outstanding debt under its revolving line of credit with KeyBank. The line consists of a $50 million revolving credit note for which principal amounts are due in August 2014.  Borrowings under this Note bear interest at LIBOR, plus 100 to 425 basis points or at the Lender’s prime rate, minus (100) to plus 225 basis points, depending upon the Company's EBITDA performance at the end of each quarter as measured by the formula: EBITDA divided by the current portion of long-term debt plus interest expense.

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

Item 4.Controls and Procedures

A.    Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”) as of March 31, 2012.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

B. Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2012, we upgraded our Information Technology system and implemented a new consolidation and financial reporting software package to enhance our consolidation function. This system upgrade and software implementation is part of an ongoing effort to improve the effectiveness of our financial reporting process.  In connection with this implementation we modified the design, operation, and documentation of our internal control processes impacted by the upgraded system and new software.  There were no additional changes in the Company’s internal control over financial reporting during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On May 11, 2011, the Board of Directors increased by an additional 1,000,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program.  The program (originally announced on March 5, 2001), which may be suspended at any time without notice, has no expiration date.  The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated.  On March 31, 2012, approximately 815,000 shares remained authorized for purchase, depending on market conditions.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2012	-	-	-	880,743
February 2012	-	-	-	880,743
March 2012	65,700	$16.72	65,700	815,043
Total	65,700	$16.72	65,700	815,043

Item 6.	Exhibits

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

Anaren, Inc. (Registrant)

Date: April 27, 2012	By:	/s/Lawrence A. Sala
Lawrence A. Sala
President & Chief Executive Officer

Date: April 27, 2012	By:	/s/George A. Blanton
George A. Blanton
Sr. Vice President, Chief Financial Officer
and Treasurer