Form 10-K
period 2012-06-30
ANAREN  INC
filed 2012-08-09
CIK 6314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.       Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.       Yes   ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on December 31, 2011, as reported on the NASDAQ Global Market, was approximately $225,926,247.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 6, 2012 was 13,897,736 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

We conduct our business in two reportable segments:  The Wireless Group and The Space & Defense Group.

The consolidated financial statements included in this Annual Report provide additional information relating to these segments for each of the Company's last three fiscal years.  See “Note (15) Segment and Related Information" and “Management's Discussion and Analysis of Financial Condition and Results of Operations” for financial information about our operating segments, including net sales outside the United States.

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

Wireless Group

Industry Overview
The Company’s wireless products are used traditionally in communication systems, either in user equipment, such as wireless local area network (WLAN), cellular handsets and Bluetooth devices, or satellite television reception applications, or on the network infrastructure side such as cellular telephone base stations or television broadcast equipment applications.   New product offerings are targeted for low-power consumption radio applications.

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

The demand for connecting devices (machine to machine) is a rapidly growing market segment.  This includes a significant number of different applications from connecting remote sensors (industrial, security, medical, etc.) to remote control of devices or equipment (lighting, appliances, heating/cooling, etc.).  The end purposes are widely varied and new applications are emerging at a rapid pace.  A meaningful segment of this market consists of low-power consumption applications, where supply of electrical power to operate the radios is not readily available or desirable, due to location, or the need for flexibility/portability.  Low-power consumption RF solutions are designed to last for a long time on battery-power or in the future utilizing new energy-harvesting technologies.

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

Pursue Price Leadership Position. The Company aspires to use its technological leadership, low cost manufacturing, and sourcing capabilities to be one of the lowest cost providers of components and higher level assemblies for the wireless markets.

Pursue Strategic Acquisitions. The Company intends to continue to pursue opportunistic acquisitions of companies, product lines and technologies. The Company will focus on acquisitions that compliment its technical expertise and business development resources and provide a competitive advantage for its targeted markets.

Products and Technologies
The Company provides components and assemblies to leading OEMs in the wireless industry. These products range from standard sub-miniature components for consumer electronics to custom assemblies for high power wireless infrastructure applications.  Over the last several years, the Company has focused its research and development investments on its standard component product lines and those products now make up more than 90% of the Wireless Group net sales.

The Company has developed its product offerings to enable its customers to reduce the size and cost, while enhancing the performance of their equipment. The Company continually invests capital and human resources to enhance existing products and develop new products to address current and future market demands.  The Company has developed and continues to market a full line of standard products to wireless OEMs.  A brief description of the Company's major product categories is as follows:

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

Anaren Integrated Radio (“AIR”) Modules.  The Company’s most recent offering is the AIR module product line.   AIR modules are fully integrated, low-power consumption, radio modules that are fully FCC and/or ETSI certified and support both proprietary and standards based networking (e.g. Zigbee) protocals.  Anaren incorporates Texas Instruments (TI) low-power radio integrated circuits into the radio modules and works closely with TI in development and marketing of the Company’s products.  These energy efficient modules provide medium range wireless solutions operating in all major industrial, scientific and medical (ISM) bands.  Target end-markets are numerous with key focus on Battery Powered Sensors, Simple Wireless Controls, Home Automation and HVAC & Lighting segments.  Target customers are low to medium volume users with or without internal RF expertise.

Customers
The Company believes that the strength of its customer support and depth of its customer relationships provide the Company a competitive advantage.  To this end, the Company endeavors to become an integral part of its key customers’ operations by working closely with them through the entire development and production process.  The Company assigns a dedicated multi-disciplined team including project engineering, design engineering and customer service to each customer to ensure a high level of responsiveness and customer service.  This team assists the customer from the conceptual design stages through the development and manufacturing process.  By maintaining close contact with customers' design engineering, manufacturing, purchasing and project management  personnel,  the Company can better  understand  their needs,  rapidly develop  customer-specific solutions, and  more  effectively  design  the  Company's  solutions  into  the customers' systems and networks.

The Company sells its standard line of Xinger® components and resistive components to leading OEMs in the wireless industry and to a broad range of other wireless equipment contract manufacturers in the industry.  In general, customers have purchased the Company’s products directly from the Company or through distributors or sales representatives.  During the fiscal year ended June 30, 2012, the Wireless Group accounted for approximately 36% of the Company’s total revenues.  There were no Wireless Group customers that accounted for more than 10% of the Company’s fiscal 2012 net sales.  The following is a list of customers who generated $3 million or more in net sales for the Company in the fiscal year ended June 30, 2012:

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

Backlog
The Company's backlog of orders for the Wireless Group was $6.2 million as of June 30, 2012, versus $15.2 million as of June 30, 2011, resulting primarily from weaker demand for the Company’s wireless infrastructure components.  The backlog for the Wireless Group primarily represents firm orders for component products and signed purchase orders (i.e. orders for specific custom sub-assemblies) for custom components due to ship within eight to twelve weeks. The Company’s backlog as of June 30, 2012 is expected to be shipped within the current year.  The Company does not believe that its wireless backlog as of any particular date is representative of actual sales for any succeeding period.  Typically, large OEMs including Ericsson, Huawei, and Nokia-Siemens Networks, who use the Company's component and custom products, negotiate set prices for estimated annual volumes. The Company then receives a firm delivery commitment prior to shipment.  The Company does not recognize backlog until it has received a firm order.

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

Strengthen and Expand Strategic Customer Relationships. Today, a limited number of large OEMs drive the Space & Defense Group’s business. The Company has developed, and plans to continue to expand customer relationships with many of these OEMs including, Raytheon, Lockheed Martin, Northrop Grumman, ITT, Harris, Rockwell, Thales, and Boeing. The Company intends to further strengthen its customer relationships by offering complete solutions, from research and development to product design and manufacturing.

Focus on value added products. The Company will continue to expand its product and technology offerings to increase the added value for next generation space and defense systems. The Company will continue leveraging investments in advanced microwave packaging technologies to meet the demands of our customers for increased levels of integration and functionality.

Pursue Strategic Acquisitions. The Company will continue to pursue opportunistic acquisitions of companies, as well as product lines and technologies that provide synergistic opportunities for its Space & Defense Group. The Company will focus on acquisitions that compliment its technical expertise and business development resources and provide a competitive advantage for its targeted markets.

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

Customers
The Company currently sells passive components and electronic subsystems to prime contractors serving the United States and foreign governments.  During the fiscal year ended June 30, 2012, the Space & Defense Group accounted for approximately 64% of the Company’s revenues. Lockheed Martin accounted for 13.4% and Raytheon Company accounted for 14.3% of the Company’s net sales.  The following is a list of Space & Defense customers who generated $3 million or more in revenues in the fiscal year ended June 30, 2012:

●	Hamilton	●	Northrop Grumman Corporation
●	Lockheed Martin Corporation	●	Raytheon Company
●	Thales	●	Welking Electronics

Competition
As a direct supplier to large defense contractors, the Company faces significant competition from the in-house capabilities of its customers.  In some cases, we are approached to supply a solution in parallel with an internal effort as a form of risk mitigation.  Direct competitors of the Company in the space and defense market include Honeywell, Inc., Cobham, Inc., Kratos, Mercury Computer Systems, Inc., Smith Industries, TTM Technologies, Crane, International Rectifier and Aeroflex.

Backlog
Order backlog for the Space & Defense Group was $105.4 million as of June 30, 2012, versus $90.6 million as of June 30, 2011 due to stronger customer demand.  Approximately 70% of the Company’s backlog is expected to be shipped within the current fiscal year.  All of the orders included in the Space & Defense Group backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales.  Accordingly, the Company does not believe that its backlog as of any particular date is an indicator of actual sales for any succeeding period.

Government Contracts
The Company’s Space & Defense Group has contracts that are subject to termination at the election of the U.S. Government, however, in the event of termination, the Company would be entitled to a termination fee to recover certain costs incurred.  No material contracts were subject to renegotiation of profits at the election of the U.S. government.

Company Operations

Sales and Marketing
The Company markets its products worldwide to OEMs and other industry participants in the wireless and space and defense markets primarily through a sales and marketing force of 38 people as of June 30, 2012.  The Company has regional sales offices located in Pennsylvania, Sacramento and San Diego, California; Waterlooville, England; and Suzhou and Shenzen, China. In addition, as of June 30, 2012, the Company had contracts with 8 major distributors, with 14 manufacturers' representatives in the United States and Canada, and with 11 international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industry shows. The Company has invested significantly in its Internet website which contains an electronic version of its entire catalog.  In addition, the website enables users to download important device parameter files. These files contain the performance information for catalog components in a format that is compatible with commonly used computer aided design/computer aided modeling, or CAD/CAM equipment.  The Company also provides mechanical drawings and applications notes for proper use of the parts.  This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.

After identifying key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and with manufacturers' representatives.  To promote widespread acceptance of the Company's products and provide customers with support for their technical and commercial needs, the Company’s sales and engineering teams work closely with the customers to develop solutions tailored for their particular requirements.  The Company believes that its engineering team, comprised of 169 design and engineering professionals as of June 30, 2012, provides the Company with a key competitive advantage.

The Company uses distributors for its standard products, most notably its Xinger® surface mount components.  Richardson Electronics is a worldwide distributor of Anaren products.  Avnet distributes components in Asia; meanwhile, ACAL Technology (formerly BFI Optilus) distributes the Company’s products in Europe.  The Scandinavian countries are serviced by Arrow Nordick Components AB (Arrow).  Additionally, Anaren's new AIR product line is distributed globally by Arrow, Digi-Key, and Mouser while Avnet distributes this line in North and South America; and Farnell Premiere and RS Electronics distribute the AIR product line in Europe.  Using independent distributors to market and sell its products has become an important part of the Company's sales efforts by providing the Company with a larger sales force to promote its catalog product offerings.

Employees
As of June 30, 2012, the Company employed 862 people. Of these employees, 169 were members of the engineering staff, 593 were in manufacturing positions, 38 were in sales and marketing positions, and 62 were in management and support functions.  None of these employees are represented by a labor union, and the Company has not experienced any work stoppages.  The Company considers its employee relations to be excellent.

Manufacturing
The Company currently maintains manufacturing locations in East Syracuse, New York; Salem, New Hampshire; Liverpool, New York; Littleton, Colorado and Suzhou, China. MSK currently occupies a 43,000 square foot facility in Liverpool, New York, and Unicircuit in Littleton, Colorado, owns 31,000 square feet and leases 18,000 square feet of manufacturing space.  The Company’s China operation currently leases a 76,000 square foot facility in Suzhou, China, which is expected to be purchased by the Chinese government sometime in fiscal 2013.  The Company’s Suzhou facility has been condemned by the Chinese government and is expected to be taken over and demolished in fiscal 2013.  The Company’s currently evaluating sites to relocate in fiscal 2013.  The 156,000 square foot, East Syracuse facility houses the Company’s legacy Wireless Group and Space & Defense Group’s manufacturing and engineering areas to support current and future growth.  The Company’s 65,000 square foot facility located in Salem, New Hampshire, houses its wholly owned subsidiary, Anaren Ceramics, Inc. The Company has received an unsolicited purchase offer for this facility, which has been accepted, and expects to close a sale of the property early in the second quarter of fiscal 2013. In conjunction with the sale, the Company expects to lease approximately 33,000 square feet of space at the facility for its ongoing Ceramics manufacturing operation, including the state-of-the-art class 10,000 clean room.

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

The Company manufactures its products from standard components, as well as from items which are manufactured by vendors to its specifications.  The raw materials utilized in the Company’s various product areas are generally accessible and common to both of the Company's business segments. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. During fiscal year 2012, the Company had no single vendor from which it purchased more than 10% of its total raw materials, and the Company believes that alternate sources of supply are generally available for all raw materials supplied by all Company vendors.

Research and Development
The Company's research and development efforts are focused on the design, development and engineering of both products and manufacturing processes.  The Company’s current development efforts include:

•	products for use in mobile and fixed wireless infrastructure applications;

•	low power transceiver products for wireless data transmission;

•	advanced manufacturing technologies to produce high density microwave structures for next generation military radars, communication and sensor systems;

•	thick-film substrates capable of replacing higher cost thick-film circuits;

•	miniature components for wireless networking, subscriber and broadcast applications; and

•	high performance analog microelectronics including custom hybrids, power hybrids, and multi-chip modules; and

•	High performance receiver front-end products including frequency convertors and local oscillation distribution networks.

These activities include customer-funded design and development, as well as efforts funded directly by the Company.  Research and development expenses funded by the Company were $13.2 million in fiscal 2012, $16.8 million in fiscal 2011 and $14.8 million in fiscal 2010.  Research and development costs are charged to expense as incurred.

Environmental Matters

The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, chemical and hazardous waste management and disposal.  Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances or wastes.  Other environmental laws and regulations require the obtainment and compliance with environmental permits.  To date, costs of complying with environmental, health and safety requirements have not been material.  The nature of the Company’s operations and its long history of manufacturing activities at certain of its current facilities, as well as those acquired could potentially result in environmental liabilities.

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

The Company currently has 18 active patents and 10 other patent applications that are currently pending before the United States Patent and Trademark Office to protect both the construction and design of its products.  The Company also has registered trademarks covering certain products; most notably is the Wireless Group’s Xinger® product family.  Anaren®, Xinger®, and What’ll We Think Of Next® are registered trademarks of Anaren, Inc.  All rights reserved.

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

Item 1A.    Risk Factors
In an effort to provide investors a balanced view of our current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by our management about future performance.  These statements which are not historical information, are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These, and other forward-looking statements are not guarantees of future performance, but rather, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial also may adversely affect, to a material extent, our business, cash flows, financial condition, or results of operations in future periods. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. You are encouraged to review our 2012 Annual Report, this Form 10-K for the fiscal year ended June 30, 2012 and exhibits hereto filed with the Securities and Exchange Commission, to learn more about the various risks and uncertainties facing our business and their potential impact on our revenue, earnings and stock price. Unless required by law, we disclaim any obligation to update or revise any forward-looking statement.

We depend on a small number of suppliers for many of our component parts and services.
In some cases we rely on a limited group of suppliers and vendors, particularly board fabrication and plating vendors to provide us with services and materials necessary for the manufacture of our products. Our reliance on a limited group of suppliers involves several risks, including potential inability to timely obtain critical materials or services; potential increase in raw materials costs or production costs; potential delays in delivery of raw material or finished products; and reduced control over reliability and quality of components, and assemblies, as outsourcing continues. We do not have binding contractual commitments or other controls over our suppliers, and therefore cannot always rely upon the guaranteed availability of the materials necessary for the manufacture of our products. If we are required to seek alternative contract manufacturers or suppliers because we are unable to obtain timely deliveries of acceptable quality from existing manufacturers or suppliers, we could be forced to delay delivery of our products to our customers. In addition, if our suppliers and contract manufacturers increase their prices, we could suffer losses because we may be unable to recover these cost increases under fixed price production commitments to our customers.  During fiscal 2012, we experienced continuing price increases from many suppliers impacted by rising raw material prices, particularly precious metals and rare earth elements.

Capital expenditures by Wireless service providers for infrastructure equipment are volatile.
Demand for the Company’s Wireless infrastructure equipment products continues to fluctuate and visibility remains relatively unpredictable. This volatility was particularly evident for the Company’s standard and consumer components throughout fiscal year 2012.  Although we utilize various procedures and controls to monitor continued volatility coupled with future decreases in capital expenditures for Wireless infrastructure equipment, could significantly adversely impact revenue and profitability and the overall success of the Company’s Wireless business.

We face continuing pressure to reduce the average selling price of our Wireless products.
Many of our Wireless customers are under continuous pressure to reduce costs and, therefore, we expect to continue to experience pressure from these customers to reduce our prices. Our customers frequently negotiate volume supply arrangements well in advance of delivery dates, requiring us to commit to price reductions before we can determine whether the assumed manufacturing cost reductions or the negotiated supply volumes can be achieved. To offset declining average sale prices, we believe that we must achieve manufacturing cost reductions and increase our sales volumes. If we are unable to offset declining average selling prices, our gross margins will decline, and this decline could materially harm our business, financial condition and operating results. During fiscal year 2012, this pricing pressure again intensified, affecting our component product  gross margins. Component pricing pressure is expected to continue in fiscal 2013, despite what is expected to be an increase in customer demand over fiscal year 2012 levels.

The Company’s results may be negatively affected by changing interest rates.
The Company could have market risk from exposure to changes in interest rates based on the Company’s financing activities if advances are taken on the Company’s $50 million revolving credit facility. The Company’s $50 million revolving credit facility agreement with Key Bank National Association (Keybank) bears interest at the Company’s choice at LIBOR, plus 100 to 450 basis points, or at Key Bank’s prime rate, minus 100 to plus 225 basis points, depending upon the Company’s EBITDA performance at the end of each quarter as measured by a defined formula.

Changes in funding for defense procurement programs could adversely affect our ability to grow or maintain our revenues and profitability.
The demand for many of our Space & Defense products has been favorably impacted by an upward trend in United States defense spending in the last few years for, among other things, advanced radar systems, advanced jamming systems, smart munitions, electronic surveillance systems and satellite and ground based communication systems. Although the ultimate size of future United States defense budgets remains uncertain, current indications are that the total defense budget may decline over the next few years.  This uncertainty could further worsen given the current debate over the United States debt crisis as well as the upcoming Presidential election.  The specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe that our products are a high priority for national defense, there remains the possibility that one or more of the programs we serve will be reduced, extended or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could adversely affect our ability to maintain and grow our revenues and profitability.

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

Our business could be negatively impacted by security threats, including cyber security threats and other disruptions.
As a defense contractor, we face various security threats, including cyber security threats to gain unauthorized access to classified or other sensitive information, threats to the security of our facilities and infrastructure, and threats from terrorist acts.  Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats in materializing.  If any of these events were to materialize, they could lead to losses of International Traffic in Arms Regulations (ITAR) and other sensitive information, infrastructure potentially associated to our operations and could have a material adverse effect on our reputation, results of operations and cash flows.

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
We depend upon a small number of customers for a majority of our revenues. During fiscal 2012, we had two customers that accounted for more than 10% of our net sales (Raytheon Company accounted for 14.3% of net sales and Lockheed Martin accounted for 13.4% of net sales). We anticipate that we will continue to sell products to a relatively small group of customers. Delays in manufacturing or supply procurement or other factors, including consolidation of customers, could potentially cause cancellation, reduction or delay in orders by a significant customer or in shipments to a significant customer. Our future success depends significantly on the decision of our current customers to continue to purchase products from us, as well as the decision of prospective customers to develop and market space and defense and wireless communications systems that incorporate our products.

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
The market price for our common stock is based, in part, on market expectations for our sales growth, margin improvement, earnings per share and cash flow. Failure to meet these expectations could cause the market price of our stock to decline, potentially rapidly and sharply.  The trading volume for our stock is also relatively low and contributes to volatility in our share price.  If trading volume declines, additional volatility could result in our share price.

The Company could experience an impairment of goodwill or tradenames.
As the result of the acquisitions made in previous years, goodwill and other intangibles incurred as a percentage of the Company’s total assets increased. At June 30, 2012, the total assets of the Company were $213.8 million, which included $45.3 million of goodwill and tradenames. The goodwill arose primarily from the excess of the purchase price of each acquisition over the fair value of the net assets of the business acquired. The tradenames were valued separately from goodwill at the amount which an independent third party would be willing to pay for use of the MSK and Unicircuit names. The Company performs annual evaluations for potential impairment of the carrying value of goodwill and tradenames in accordance with GAAP goodwill and intangible asset accounting rules. To date, these evaluations have not resulted in the need to recognize an impairment charge. However, if the Company’s financial performance were to decline significantly, the Company could incur a non-cash charge in its income statement for the impairment of goodwill or tradenames.

Other Risks
In addition to the risks identified above, other risks we face include, but are not limited to, the following:

•
the effect of significant changes in monetary and fiscal policies in the U.S. and abroad, including significant income tax changes, currency fluctuations and unforeseen inflationary pressures, unforeseen intergovernmental conflicts or actions, including but not limited to military conflict and trade wars;

•	potential inability to timely ramp up to meet some of our customers', particularly Wireless Group customers increased demands;

•	order cancellations or extended postponements;

•	environmental hazards resulting in the temporary or permanent loss of operation permits;

•	unanticipated delays and/or difficulties increasing procurement of raw materials in Asia through our Suzhou, China facility;

•	technological shifts away from our technologies and core competencies;

•	unanticipated impairments of assets including investment values; and

•	litigation involving mergers and acquisitions, antitrust, intellectual property, environmental, product warranty, product liability, and other issues.

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

Anaren Ceramics, Inc., a wholly owned subsidiary of the Company, operates in a 65,000 square foot building, which is owned by the Company’s subsidiary, Anaren Properties, LLC, situated on approximately 12 acres in Salem, New Hampshire.  Subsequent to June 30, 2012, we received an unsolicited offer to sell this facility, which, in July 2012, was accepted.  We anticipate closing the transaction during the second quarter of fiscal 2013.  Anaren Ceramics intends to enter into a lease of the first floor of the facility to continue to operate its business.

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

Anaren Communications Suzhou Co. Ltd., the Company’s wholly owned subsidiary, currently leases a 76,000 square foot facility in Suzhou, China, which houses light manufacturing and assembly activities. This facility has an annual rent of approximately $0.2 million. This facility has been condemned by the Chinese government and is expected to be taken over and demolished in fiscal 2013.  The Company’s currently evaluating sites to relocate in fiscal 2013.

The Company leases a 20,000 square foot building in Frimley, England which is currently not used in its operations. Annual expenditures for this facility are approximately $0.6 million and the Company has currently accrued for the expected cost of this facility through the end of the existing lease term which expires in February 2014.

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

Item 4.   Mine Safety Disclosures

Not applicable.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2012
High	$21.89	$21.72	$18.71	$19.92
Low	$16.52	$15.84	$16.25	$16.20

Fiscal 2011
High	$17.36	$21.78	$22.67	$21.37
Low	$13.54	$16.12	$17.42	$15.85

The Company had approximately 361 holders of record of its common stock at August 6, 2012.

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

Issuer Purchases of Equity Securities
On May 9, 2012, the Board of Directors increased by 1,000,000 the number of shares of common stock that the Company was authorized to repurchase in open market or privately negotiated transactions through its previously announced stock repurchase program.  The program, which may be suspended at any time without notice, has no expiration date.  There were on June 30, 2012, approximately 0.914 million shares remaining for purchase under the current authorization.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2012	20,000	17.61	20,000	795,043
May 2012	307,820	$18.48	307,820	1,487,223
June 2012	572,998	$19.09	572,998	914,225
Total	900,818	$18.85	900,818

Performance Graph
The following graph presents the cumulative total shareholder return for the five years ended June 30, 2012 for our common stock, as compared to the NASDAQ Composite Index and to the NASDAQ Electronic Components Index. The starting value of each index and the investment in common stock was $100.00 on June 30, 2007.

	6/07	6/08	6/09	6/10	6/11	6/12

Anaren, Inc.	$100.00	$60.02	$100.40	$84.84	$120.67	$111.30
NASDAQ Composite	100.00	84.54	73.03	82.88	110.33	115.30
NASDAQ Electronic Components	100.00	89.07	65.96	78.95	100.22	94.78

Item 6.   Selected Consolidated Financial Data

The consolidated statement of operations data and the consolidated balance sheet data for the fiscal years indicated have been derived from our consolidated financial statements and related notes.

The following selected financial data should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.

	For the Years Ended
Statement of Income Data:	June 30, 2012	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2008
(in thousands, except per share amounts)
Net sales	$147,346	$179,170	$168,789	$166,905	$131,316
Cost of sales	95,924	111,264	106,512	112,289	90,838
Gross profit	51,422	67,906	62,277	54,616	40,478
Operating expenses:
Marketing	10,328	10,592	9,671	8,967	7,019
Research and development	13,217	16,765	14,782	12,986	10,410
General and administrative	17,549	19,299	19,040	18,636	13,847
Total operating expenses	41,094	46,656	43,493	40,589	31,276
Operating income	10,328	21,250	18,784	14,027	9,202

Other income (expense):
Interest expense	(170)	(498)	(590)	(1,482)	(79)
Other income	656	1,174	368	1,088	2,322
Total other income (expense), net	486	676	(222)	(394)	2,243
Income from continuing operations before income tax expense	10,814	21,926	18,562	13,633	11,445
Income tax expense	2,200	5,525	4,850	3,774	2,982
Income from continuing operations	8,614	16,401	13,712	9,859	8,463

Discontinued operations:
Income from discontinued operations	-	-	-	-	-
Income tax benefit	-	-	-	-	770
Net income from discontinued operations	-	-	-	-	770
Net income	$8,614	$16,401	$13,712	$9,859	$9,233

Basic earnings per share:
Income from continuing operations	$0.61	$1.17	$0.98	$0.71	$0.57
Income from discontinued operations	$-	$-	$-	$-	$0.05

Net income	$0.61	$1.17	$0.98	$0.71	$0.62

Diluted earnings per share:
Income from continuing operations	$0.59	$1.11	$0.94	$0.70	$0.56
Income from discontinued operations	$-	$-	$-	$-	$0.05

Net income	$0.59	$1.11	$0.94	$0.70	$0.61

Shares used in computing net earnings per share:
Basic	14,050	13,988	14,010	13,911	14,827
Diluted	14,702	14,746	14,537	14,179	15,068
Balance Sheet Data:
Cash and cash equivalents	$21,012	$58,388	$50,521	$49,893	$10,711
Working capital	88,941	110,099	89,472	102,212	71,163
Total assets	213,787	252,645	241,348	237,055	172,103
Long-term debt, less current installments	-	20,000	30,000	40,000	-
Stockholders’ equity	185,503	195,104	172,926	160,945	150,864

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

Overview
The consolidated financial statements present the financial condition of the Company as of June 30, 2012 and 2011, and the consolidated results of operations and cash flows of the Company for the years ended June 30, 2012, 2011 and 2010.

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

Results of Operations
Net sales for the year ended June 30, 2012 were $147.3 million, down 17.8% from $179.2 million for fiscal 2011.  Net income for fiscal 2012 was $8.6 million, or 5.8% of net sales, down $7.8 million, or 47.6% from net income of $16.4 million in fiscal 2011.

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

	Years Ended June 30,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.1	62.1	63.1
Gross Profit	34.9	37.9	36.9
Operating expenses:
Marketing	7.0	5.9	5.7
Research and development	9.0	9.3	8.8
General and administrative	11.9	10.8	11.3
Total operating expenses	27.9	26.0	25.8
Operating income	7.0	11.9	11.1
Other income (expense):
Interest expense	(0.1)	(0.3)	(0.3)
Other income	0.4	0.7	0.2
Total other income (expense)	0.3	0.4	(0.1)
Income before income taxes	7.3	12.3	11.0
Income taxes	1.5	3.1	2.9
Net income	5.8	9.2	8.1

The following table sets forth the Company’s net sales by reportable segment for the periods indicated:

	Years Ended June 30,
	2012		2011		2010
	(In thousands)		(In thousands)		(In thousands)
Wireless	$52,581	35.7%	$66,043	36.9%	$55,556	32.9%
Space & Defense	94,765	64.3%	113,127	63.1%	113,233	67.1%
	$147,346	100.0%	$179,170	100.0%	$168,789	100.0%

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011
Net sales.  Net sales were $147.3 million for fiscal 2012, down 17.8% compared to $179.2 million for fiscal 2011.  Sales of Wireless Group products fell $13.4 million, or 20.4%, and sales of Space & Defense Group products fell $18.4 million, or 16.2%, in fiscal 2012 compared to fiscal 2011.

The decline in sales of Wireless Group products, which consist of standard components for use in building wireless base station and consumer equipment, was the result of a substantial decrease in demand from Wireless infrastructure customers beginning in the first quarter of fiscal 2012 and continuing through the end of the year, compared to demand in fiscal 2011.  Sales of these products dropped $13.4 million compared to fiscal 2011 due to declining orders from both European OEMs and Asian contract manufacturers. Sales of Wireless Group products rebounded somewhat in the fourth quarter of fiscal 2012 and are expected to remain at or above fourth quarter levels throughout fiscal 2013 based on the increased customer demand the Company is presently experiencing. Current customer forecasts for calendar 2012 indicate stronger demand as the year progresses and the Company remains optimistic about fiscal 2013 component shipment levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military. Sales of Space & Defense Group products declined $18.4 million, or 16.2% in fiscal 2012 compared to fiscal 2011.  This decrease resulted from an expected decline in sales of standard and receiver products amounting to $5.4 million due to the completion of the IDECM and ALQ 187 Radar programs in the first half of fiscal 2012 and a decline of $11.1 million in sales of counter-improvised explosive devices (IED) in the current year compared to fiscal 2011.  The decline in IED products was also anticipated due to the completion of the latest production orders for these products in the third quarter of fiscal 2011.

Gross Profit.  Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs.  Gross profit for fiscal 2012 was $51.4 million, (34.9% of net sales), down from $67.9 million (37.9% of net sales) for the prior year.  Gross profit as a percent of sales decreased in fiscal 2012 from fiscal 2011 due to the 17.8% overall decline in sales volume which resulted in less favorable absorption of overhead in the current year. Additionally, a less profitable product mix in the Space & Defense Group due to the completion of the latest counter-IED contract in fiscal 2011 and two long running radar receiver programs in fiscal 2012 had a negative impact on gross margins in the current year compared to last year.

Marketing.  Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses.  Marketing expenses were $10.3 million (7.0% of net sales) for fiscal 2012, down $0.3 million and relatively unchanged compared to $10.6 million (6.0% of net sales) for fiscal 2011.  Marketing expenses in the current year decreased slightly due to lower personnel and travel expenses compared to fiscal 2011.

Research and Development.  Research and development expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development.  Research and development expenses were $13.2 million (9.0% of net sales) in fiscal 2012, down 21.2% from $16.8 million (9.3% of net sales) for fiscal 2011.  The decline resulted from a reduction in engineering personnel at the beginning of the second quarter of fiscal 2012 due to a decline in design work and the reassignment of some engineering personnel to funded engineering development work in the Space & Defense Group. Research and development expenditures are supporting further development of Wireless Group infrastructure, consumer components and Anaren Integrated Radio (AIR) product opportunities, as well as new technology development in the Space & Defense Group. The Company expects to maintain or moderately reduce its current research and development efforts and spending levels in fiscal 2013.

General and Administrative.  General and administrative expenses consist of employee related expenses, incentive compensation, professional services, intangible amortization, travel related expenses and other corporate costs.  General and administrative expenses decreased 9.1% to $17.5 million (11.9% of net sales) for fiscal 2012, from $19.3 million (10.8% of net sales) for fiscal 2011.  The decrease in general and administrative expense in the current year was due to declining compensation costs resulting from personnel reductions in the latter part of fiscal 2011 and the first half of fiscal 2012 and a decrease in the management bonus accrual in the current year due to the lower level of profitability compared to fiscal 2011.

Operating Income.  Operating income decreased $11.0 million in fiscal 2012 to $10.3 million, (7.0% of net sales), compared to $21.3 million (11.9% of net sales) for fiscal 2011. This decrease in operating income was a result of the $31.8 million decline in sales volume, a less favorable product mix in the Space & Defense Group and the significant decline in sales of higher margin Wireless Group products during the current year compared to fiscal 2011. Due to the reduction in sales levels and declining income, the Company took action during fiscal 2012 at several operating locations to reduce personnel and operating expenses and improve profitability despite the lower sales levels. To date, personnel levels have been reduced approximately 17% resulting in an annual payroll reduction of over $6.5 million, including benefit costs, from July 1, 2011 levels. The Company expects to see continuing improvement in profitability in fiscal 2013 as sales volumes are expected to increase.

On an operating segment basis, the Wireless Group operating income was $4.8 million (9.1% of Group sales) for fiscal 2012, down $7.2 million, from the Group’s operating income of $12.0 million (18.2% of Group sales) in fiscal 2011. The decline in Wireless Group operating income in fiscal 2012, compared to fiscal 2011, was due to the $13.4 million, or 20.4%, decline in Wireless Group sales. This rapid decline in demand resulted in a large drop in production volumes and an under absorption of Group manufacturing overhead and operating expenses. As a result of personnel and other expense reductions during fiscal 2012, the Company expects that Wireless Group operating profitability will rebound with anticipated higher sales volume in fiscal 2013.

Space & Defense Group operating income was $6.0 million (6.3% of Group sales) in fiscal 2012, compared to $9.9 million (8.7% of net Group sales) for fiscal 2011.  Operating margins for this Group declined in the current fiscal year due mainly to the $18.3 million decline in sales volume and the resulting inefficiencies and under absorption of overhead in production.  Additionally, Space & Defense Group operating margins suffered as a result of the less favorable product mix in fiscal 2012 compared to fiscal 2011, as sales of higher margin build-to-print IED products declined over $11.0 million in the current year compared to fiscal 2011.

Other Income.  Other income primarily consists of interest income received on invested cash balances and rental income.  Other income was $0.7 million in fiscal 2012 compared to $1.2 million for last year.  Short-term interest rates have risen slightly year over year and the Company has had some currency gains at its China operation resulting in higher interest income despite lower investable cash balances in fiscal 2012.  This increase partially off-set the absence of a $0.6 million break-up fee payment from AML Communications, Inc. the Company received in fiscal 2011 in connection with the Company’s proposed acquisition of AML last year. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in fiscal 2012 was $0.2 million, compared to $0.5 million for fiscal 2011 due to the pay-off of the Company’s revolving line of credit in the second quarter of fiscal 2012. Interest expense is expected to fluctuate depending on the borrowing requirements, if any, of the Company in fiscal 2013.

Income Taxes.  Income taxes for fiscal 2012 was $2.2 million (1.5% of net sales), representing an effective tax rate of 20.3%.  This compares to income tax expense of $5.5 million (3.1% of net sales) for fiscal 2011, representing an effective tax rate of 25.2%. The lower effective tax rate in fiscal 2012 resulted from a higher than anticipated Federal Research and Experimentation (R&E) credit. The overall projected effective tax rate for fiscal 2013 is expected to be approximately 32%.

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010
Net sales.  Net sales were $179.2 million for the year ended June 30, 2011, compared to $168.8 million for fiscal 2010.  Sales of Wireless Group products increased $10.5 million, or 18.9%, while sales of Space & Defense Group products were flat at $113.1 million, in fiscal 2011 compared to fiscal 2010.

The increase in sales of Wireless Group products, which consist of standard components and to a lesser extent, ferrite components and custom subassemblies for use in building wireless base station and consumer equipment, was the result of a substantial increase in demand for standard Wireless component products in fiscal 2011 compared to fiscal 2010.  Sales of these products rose $18.7 million in fiscal 2011 over fiscal 2010 levels on the strength of continuing orders from both European OEMs and Asian contract manufacturers. This increase in standard component sales was partially offset by an $8.2 million decline in custom and ferrite basestation products in fiscal 2011 compared to the fiscal 2010, which resulted from loss of sales to low cost Asian vendor sources and decreased demand for second generation GSM equipment.

Sales for the Space & Defense Group were unchanged at $113.1 million in fiscal 2011 compared to fiscal 2010.  Space & Defense Group sales in fiscal 2011 included shipments of counter-improvised explosive devices (IED) related products totaling $10.5 million compared to $7.0 million in fiscal 2010, and a $2.5 million increase in hybrid module sales in fiscal 2011 compared to fiscal 2010. This increase was partially off-set by a decline in sales of military printed wire board products, which fell $6.4 million in fiscal 2011 compared to fiscal 2010 due to increased internal use of production capacity at the Company's Colorado board facility and for delays and inefficiencies caused by ongoing capacity expansion and renovations at that operation.

Gross Profit. Gross profit for fiscal 2011 was $67.9 million, (37.9% of net sales), up from $62.3 million (36.9% of net sales) for the prior year.  Gross profit as a percent of sales increased in fiscal 2011 compared to fiscal 2010 due to the higher Wireless Group sales and a more favorable product mix in the Wireless Group. Wireless Group gross margins were enhanced by an $8.2 million reduction in sales of lower margin, high material content custom products which were replaced by $18.7 million of sales of higher margin standard component products in fiscal 2011 compared to fiscal 2010. In the Space & Defense Group, delays in orders, a less favorable sales mix resulting from ongoing new product production start-ups and engineering development programs, as well as excess inventory write-downs of $0.6 million due to the reorganization at the Company’s Salem, New Hampshire, facility resulted in lower gross margins for fiscal 2011 compared to fiscal 2010.   In addition in fiscal 2011, inflationary pressures adversely affected certain raw material costs which negatively impacted our overall margins.

Marketing.  Marketing expenses were $10.6 million (5.9% of net sales) for fiscal 2011, up $0.9 million from $9.7 million (5.7% of net sales) for fiscal 2010. Marketing expenses in fiscal 2011 rose $0.9 million, or 9.5%, from fiscal 2010 levels due to increased sales personnel, commission costs and travel expenses related to the increase in business levels and additional advertising expenditures related to the AIR product introduction in the 2011 fiscal year.

Research and Development.  Research and development expenses were $16.8 million (9.3% of net sales) in fiscal 2011, up 13.4% from $14.8 million (8.8% of net sales) for fiscal 2010.  Research and development expenditures in fiscal 2011 were supporting further development of Wireless Group consumer component opportunities, as well as new technology development in the Space & Defense Group.  Research and development expenditures have increased in fiscal 2011 versus fiscal 2010 due to the higher level of opportunities in both the Space & Defense Group and Wireless Group marketplaces. These opportunities resulted in the hiring of additional engineering and technical personnel in fiscal 2011 to work on both funded and unfunded customer Space & Defense Group development programs, as well as, further development of AIR products.

General and Administrative.    General and administrative expenses were $19.3 million (10.8% of net sales) for fiscal 2011, up 1.4% from $19.0 million (11.3% of net sales) for fiscal 2010. The increase in general and administrative expense in fiscal 2011 compared to fiscal 2010 resulted from the inclusion of $0.4 million in severance costs incurred as a result of the reduction in personnel at the Company’s Salem, New Hampshire subsidiary announced in the fourth quarter of fiscal 2011.

Operating Income.  Operating income increased 13.1% in fiscal 2011 to $21.2 million, (11.9% of net sales), compared to $18.8 million (11.1% of net sales) for fiscal 2010. This increase in operating income in fiscal 2011 compared to fiscal 2010 was due to the $10.5 million increase in sales volume and the favorable product mix caused by the $18.7 million rise in sales of higher margin standard components in fiscal 2011, coupled with the $8.2 million decline in sales of lower margin custom assemblies in the Wireless Group.

On an operating segment basis, Wireless Group operating income was $12.0 million (18.2% of Group sales) for fiscal 2011, up $6.9 million, from the Group’s operating income of $5.1 million (9.2% of Group sales) in fiscal 2010. The increase in Wireless Group operating income in fiscal 2011 compared to fiscal 2010 was a result of the $10.5 million overall increase in Wireless Group sales and the combined impact of the continuing decline in low margin custom assembly sales, which fell $8.2 million in   fiscal 2011, and the increased demand for higher margin standard component products which rose $18.7 million in  fiscal 2011 compared to fiscal 2010.

Space & Defense Group operating income was $9.9 million (8.7% of Group sales) in fiscal 2011, down $4.6 million from $14.5 million (12.8% of net Group sales) for fiscal 2010. Operating margins for this Group decreased in fiscal 2011 due to a less favorable product mix, losses recognized on some initial engineering production contracts, and production yield issues due to ongoing expansion at the Company’s printed circuit board facility. Operating margins were further eroded by increased group R&D spending due to a delay in the IridiumNext contract finalization in the third quarter of fiscal 2011,  resulting in additional engineering personnel being redirected to unfunded development work compared to fiscal 2010.

Interest Expense. Interest expense in fiscal 2011 was $0.5 million compared to $0.6 million for fiscal 2010. The Company  had $30.0 million outstanding on its long-term obligation at the end of fiscal 2011. These borrowings bore interest at the 90 day LIBOR rate, plus 100 to 425 basis points, depending upon the Company’s rolling twelve month EBITDA performance. The rate  resets quarterly and for most of fiscal 2011 was approximately 1.30%.

Other Income. Other income increased to $1.2 million in fiscal 2011 compared to $0.4 million for fiscal 2010. This increase  resulted from the  lengthening of the maturities in the Company’s investment portfolio resulting in a 50% increase in average return and higher interest rates on funds held in China. Additionally, in the fourth quarter of fiscal 2011, the Company received a $0.6 million break-up fee payment from AML Communications, Inc. in connection with the Company’s proposed acquisition of AML in April 2011.

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

Beginning in fiscal year 2007, the Company adopted the standards that govern the accounting for uncertainty in income taxes, to assess and record income tax uncertainties.  The rules prescribe a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as de-recognition, interest and penalties, and disclosure.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.  During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  The Company establishes reserves for uncertain tax positions when it believes that certain tax positions do not meet the more likely than not threshold.  The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of the statute of limitations.  The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate.  The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes for accounting for its uncertain tax positions.

Changes could occur that would materially affect our estimates and assumptions regarding deferred taxes.  Changes in current tax laws and tax rates could affect the valuation of deferred tax assets and liabilities, thereby changing the income tax provision.  Also, significant declines in taxable income could materially impact the realizable value of deferred tax assets.  At June 30, 2012, we had $15.4 million of deferred tax assets on our balance sheet and a valuation allowance of $4.6 million has been established for certain deferred tax assets as it is more likely than not that they will not be realized.

A 1% increase in the effective tax rate would increase the current year provision by $0.1 million, reducing diluted earnings per share by $0.01 based on shares outstanding at June 30, 2012.

Equity- Based Compensation
The Company records compensation costs related to equity-based awards in accordance with the share-based payment accounting rules and related Securities and Exchange Commission rules.  Under the fair value recognition provisions of the guidance, the Company measures equity-based compensation cost at the grant date based on the fair value of the award.

Compensation cost for service-based awards is recognized ratably over the applicable vesting period.  Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved.  The amount of equity-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest.  The total expense recognized over the vesting period will only be for those awards that ultimately vest.

For restricted stock and restricted stock unit awards, the fair market value is determined based upon the closing value of the Company's stock price on the grant date.

Equity-based compensation expense is only recorded for those awards that are expected to vest.  Forfeiture estimates for determining appropriate equity-based compensation expense are estimated at the time of grant based on historical experience and demographic characteristics.  Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures.

There is a high degree of subjectivity involved in selecting assumptions to be utilized to determine fair value and forfeiture assumptions.  If factors change and result in different assumptions in the application of the share-based payment accounting rules in future periods, the expense that we record for future grants may differ significantly from what we have recorded in the current period.  Additionally, changes in performance of the Company or individuals who have been granted performance-based awards that affect the likelihood that performance based targets are achieved could materially impact the amount of equity-based compensation expense recognized.

A 1% change in our stock based compensation expense would increase/decrease current year net income by less than $0.1 million, and would have no effect on the earnings per diluted share.

Impairment of Marketable and Non-Marketable Securities
The Company periodically reviews marketable securities, as well as non-marketable securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary” as defined under the investment in debt and equity security rules. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent and ability to hold an investment. If any impairment is considered “other-than-temporary,” the Company will write down the asset to its fair value and take a corresponding charge to our Consolidated Statement of Income.  At June 30, 2012 and 2011, the Company had no available-for-sale securities.

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

A 1% write-down of our inventory would decrease current year net income by approximately $0.2 million, or approximately $0.02 per diluted share.  As of June 30, 2012 we had $36.4 million of inventory recorded on our balance sheet representing 17% of total assets.

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

There are various assumptions used in calculating the net periodic benefit expense and related benefit obligations.  One of these assumptions is the expected long-term rate of return on plan assets. The required use of expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. The Company uses longer-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop its expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense.  The Company’s investment return assumption for the Pension Plan was 7.5% and 8.5% for fiscal 2012 and 2011, respectively.  At June 30, 2012, the Pension Plan assets were comprised of approximately 59% equity investments and 41% cash and fixed income investments, while the Postretirement Health Care Benefits Plan was unfunded.

A second key assumption is the discount rate.  The discount rate assumptions used for pension benefits and postretirement health care benefits accounting reflects, at June 30 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due.  The Company’s discount rates for measuring its pension obligations were 3.96% and 5.50% at June 30, 2012 and 2011, respectively.  The Company’s discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 3.22% and 5.20% at June 30, 2012 and 2011, respectively.

A final set of assumptions involves the cost drivers of the underlying benefits.  The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases.  The Company’s fiscal 2012, 2011 and 2010 rate for future compensation increase for the Pension Plan was 3.5% - 4%.  For Postretirement Health Care Benefits Plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates.  Based on this review, the health care cost trend rates used to determine the June 30, 2012 accumulated postretirement benefit obligation are 7.0% - 8.5% for 2012, with a declining each year until it reaches 5% by fiscal 2020, with a flat 5% rate for fiscal 2018 and beyond.

For the fiscal years ended June 30, 2012, 2011 and 2010, the Company recognized net periodic pension expense of $0.6 million, $0.8 million and $0.6 million, respectively, related to its pension plan.   Cash contributions of $0.6 million were made to the pension plan in fiscal 2012.  The Company expects to make cash contributions of approximately $1.3 million to its pension plan during fiscal 2013.

The 2012, 2011 and 2010 fiscal year Postretirement Health Care Benefits Plan actual (benefit) expense were $(0.2) million, $0  and $0.1 million, respectively.  Cash contributions of $0 were made to this plan in fiscal 2012.

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

The Company makes certain estimates and assumptions that affect the determination of the expected future cash flows from reporting units for its goodwill impairment testing.  These include sales growth, cost of capital, and projections of future cash flows.  The fair value exceeded the reporting units’ value for the Company’s 2012 goodwill impairment test by a range of approximately 17% to 42%.  Significant changes in these estimates and assumptions could create future impairment losses to goodwill.

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

A 1% change in the amortization of our intangible assets would have an immaterial impact on net income and earnings per diluted share.  As of June 30, 2011 the Company has $50.1 million of intangible assets recorded on the balance sheet representing 23% of total assets.  This includes $4.8 million of amortizing intangible assets, $3.0 million of indefinite lived intangible assets and $42.3 million of goodwill.

Liquidity and Capital Resources
Net cash provided by operations for the years ended June 30, 2012, 2011 and 2010 was $20.6 million, $24.9 million and $28.1 million, respectively. Net cash provided by operations for fiscal 2012 was $20.6 million and resulted primarily from net income before depreciation, amortization and non-cash equity based compensation expense.  The positive cash flow from operations for fiscal 2012 was further enhanced by a $1.4 million decrease in accounts receivable due to improved collections, which was off-set by a $2.7 million increase in inventory due to the lower sales levels, and a $3.3 million decrease in accounts payable and accrued expenses due to the lower business volume.  The positive cash flow from operations in fiscal 2011 was due to the profit before depreciation and amortization of $10.3 million and equity based compensation expense of $4.1 million amounting to $30.8 million. This amount was partially offset by increases in inventory and accounts receivable of $2.4 and $1.8 million, respectively, due to the increased business levels in the second half of the year as well as an additional $1.7 million used to fund changes in other operating assets and liabilities.  The positive cash flow from operations in fiscal 2010 was due to profit before depreciation and amortization of $10.2 million and equity based compensation expense of $3.8 million totaling $27.7 million. This amount was further enhanced by a decrease in inventory of $3.9 million due to a strong Wireless Group demand in fiscal 2011, which was partially off-set by a net increase in receivables of $4.7 million due to the timing of when the sales were recognized in the fourth quarter of fiscal 2011.

Net cash used in investing activities in fiscal 2012 was $8.6 million and consisted of $7.8 million used to pay for capital additions and $0.8 million used for the net purchase of marketable debt securities in the hold to maturity account. Net cash used in investing activities during fiscal 2011 was $7.1 million and consisted of funds used to pay for capital additions of $7.1 million during the period. Net cash used in investing activities in fiscal 2010 was $13.1 million and consisted of $8.5 million from the net purchase of marketable debt securities and $4.9 million used to pay for capital additions. Capital expenditures in fiscal 2013 are expected to range between 4% and 5% of net sales, all of which will be funded from expected cash flows from operations or the Company’s existing line of credit.

Net cash used in financing activities in fiscal 2012 was $49.6 million and consisted of $30.0 million used to pay down long-term debt and $24.7 million used to purchase approximately 1.3 million treasury shares during the period, which were partially offset by $5.0 million generated by cash receipts and tax benefits from the exercise of stock options. Net cash used in financing activities in fiscal 2011 was $10.5 million and consisted of $10.0 million used to pay long-term debt and $4.4 million used to purchase approximately 261,000 treasury shares, partially offset by $3.9 million generated by cash receipts and tax benefits from the exercise of stock options. Net cash used in financing activities in fiscal 2010 was $14.4 million and consisted of $9.8 million used to pay long-term debt and $7.9 million used to purchase approximately 560,000 treasury shares, partially offset by $3.3 million generated by cash receipts and tax benefits from the exercise of stock options.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At June 30, 2012, there were approximately 0.9 million shares remaining under the current Board repurchase authorization.

At June 30, 2012, the Company had approximately $43.9 million in cash, cash equivalents, and marketable securities and has had positive operating cash flow for over ten consecutive years.  Included in the Company’s cash and cash equivalents balance is $15.8 million that is deposited in banks in China.  The Company believes that its cash requirements, including cash requirements for capital expenditures for the next twelve months, will be satisfied by currently invested cash balances, expected cash flows from operations and its line of credit.

The Company will have to make contributions of approximately $1.3 million to the Pension Plan by March 2013 to meet the current required funding standards as of July 1, 2012. It is expected that the net periodic pension benefit cost will be approximately $0.7 million in fiscal 2013.

During fiscal 2012, the Company repaid the $30.0 million outstanding on it current line of credit and at June 30, 2012, had no balance outstanding under this credit facility. The Company made this payment from its currently available cash balances in July and December 2011. Availability of credit under the credit line was $50.0 million at June 30, 2012.

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

Disclosures About Contractual Obligations and Commercial Commitments
Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

	Payment Due by Period
(amounts in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Operating lease obligations	$1,571	$847	$524	$200	$-
Other long-term liabilities (1)	488	115	210	130	33
Pension benefits	8,867	715	1,499	1,607	5,046
Total	$10,926	$1,677	$2,233	$1,937	$5,079

The unrecognized tax benefits that are recorded in other long-term liabilities in the Company's consolidated balance sheet are not anticipated to be paid within one year of the balance sheet date; and the time period for when a cash payout on these unrecognized tax benefits cannot be anticipated or estimated do to the uncertainty and as such are not included in the above table.

(1)	Deferred compensation & Commitment fee on debt

Recent Accounting Pronouncements
In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing indefinite-lived intangible assets for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of the asset. If the Company determines, on the basis of qualitative factors, that the fair value of the asset is more likely than not less than the carrying amount, the two-step impairment test would be required.  This ASU is effective for the Company beginning in fiscal year 2014.  The Company does not believe that this update will have a material effect on the financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing goodwill for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  This ASU is effective for the Company beginning in fiscal year 2013.  The Company does not believe that this update will have a material effect on the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This ASU provides companies two choices for presenting net income and comprehensive income: in a single continuous statement, or in two separate, but consecutive, statements.  Presenting comprehensive income in the statement of equity is no longer an option.  ASU No. 2011-05 is effective for the Company beginning in fiscal year 2013.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which delays the effective date of certain provisions of ASU No. 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income.  These updates will not have a material impact to the Company, and the Company will remove the presentation of OCI from its consolidated statements of stockholders’ equity.

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

As of June 30, 2012, the Company had cash, cash equivalents and marketable securities of $43.9 million, all of which consisted of highly liquid investments in marketable debt securities.  The marketable debt securities at date of purchase normally have maturities between one and 36 months, are exposed to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical decrease in market interest rate of 10.0% from June 30, 2012 rates, or 0.10%, would have reduced net income and cash flow by approximately $40,000, or $0.003 per diluted share of common stock for the year. Due to the relatively short maturities of these securities and the Company’s ability to hold those investments to maturity, we do not believe that an immediate decrease in interest rates would have a material effect on our financial condition or results of operations.  Over time, however, declines in interest rates will reduce the Company's interest income.

As of June 30, 2012, the Company had no outstanding debt under its revolving line of credit with Keybank. The line consists of a $50.0 million revolving credit note (See Note 7 of the consolidated financial statements).

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8, is incorporated herein by reference from the report of Independent Registered Public Accounting Firm and from our consolidated financial statements, notes to consolidated financial statements and supplementary data: quarterly financial data (unaudited) Note 18 included in this Annual Report on Form 10-K in Part IV, Item 15. Exhibits and Financial Statements Schedules.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

A.    Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”) as of June 30, 2012.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of June 30, 2012.   The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

The effectiveness of the Company’s internal control over financial reporting has been independently assessed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included in Item 9A of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Anaren, Inc.
East Syracuse, New York

We have audited the internal control over financial reporting of Anaren, Inc. and subsidiaries (the "Company") as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2012 of the Company and our report dated August 9, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Rochester, New York
August 9, 2012

Item 9B. Other Information
Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers of the Company

Executive officers of Anaren, Inc., their respective ages as of June 30, 2012, and their positions held with the Company are as follows:

NAME	AGE	OFFICE OR POSITION HELD
Lawrence A. Sala	49	President, Chief Executive Officer, Chairman and Director

George A. Blanton	51	Senior Vice President, Chief Financial Officer, Treasurer

Mark P. Burdick	54	President, Wireless Group

David M. Ferrara	57	Secretary and General Counsel

Carl W. Gerst, Jr	75	Chief Technical Officer, Vice Chairman and Director

Timothy P. Ross	53	President, Space & Defense Group

Amy B. Tewksbury	48	Senior Vice President, Human Resources

Gert R. Thygesen	57	Senior Vice President, Technology

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

Except for the information under the heading “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K, which is incorporated by reference in this item and the information about our Code of Ethics and Business Conduct below, the information required by this Item 10 is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on November 7, 2012, which will be filed within 120 days of the end of our fiscal year ended June 30, 2012 (the “2012 Proxy Statement”).

Our Board of Directors adopted Anaren's Code of Ethics and Business Conduct (Code), which outlines the ethical principles that provide the foundation for the Company's dealings with customers, suppliers, shareholders, the investment community and employees.  The Code is applicable to all employees including executive officers, and to the Company's directors.  The Code, as revised, has been distributed to all employees and is publically available for review on the Company's website, www.anaren.com under Investors/Governance.  If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver, from a provision of the Code to an executive officer, the Company will disclose the nature of the amendment or waiver on its website at www.anaren.com under Investors/Governance.

Item 11. Executive Compensation

Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on November 7, 2012.

Securities Authorized for Issuance under the 2004 Comprehensive Long Term Incentive Plan, as amended.

The number of securities to be issued upon the exercise of stock options under the Company’s equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance as of June 30, 2012 are as follows.

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	917 ,000	$14.06	919,000
Equity compensation plans not approved by security holders	—	—	—
Total	917,000	$14.06	919,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

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

Date: August 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lawrence A. Sala	President, Chief Executive Officer and	August 9, 2012
Lawrence A. Sala	Chairman of the Board, Director (Principal Executive Officer)
/s/ George A. Blanton	Sr. Vice President , Chief Financial Officer,	August 9, 2012
George A. Blanton	Treasurer (Principal Financial Officer)

/s/ Carl W. Gerst, Jr.	Chief Technical Officer, Vice Chairman of	August 9, 2012
Carl W. Gerst, Jr.	the Board and Director

/s/ Dale F. Eck	Director	August 9, 2012
Dale F. Eck

/s/ Matthew S. Robison	Director	August 9, 2012
Matthew S. Robison

/s/ James G. Gould	Director	August 9, 2012
James G. Gould

/s/ Robert U. Roberts	Director	August 9, 2012
Robert U. Roberts

/s/ John L. Smucker	Director	August 9, 2012
John L. Smucker

/s/ Patricia T. Civil	Director	August 9, 2012
Patricia T. Civil

/s/ Louis J. De Santis	Director	August 9, 2012
Louis J. De Santis

ANAREN, INC.

Consolidated Financial Statements

June 30, 2012 and 2011

(With Report of Independent Registered Public Accounting Firm Thereon)

ANAREN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Anaren, Inc.
East Syracuse, New York

We have audited the accompanying consolidated balance sheets of Anaren, Inc. and subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anaren, Inc. and subsidiaries at June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 9, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Rochester, New York
August 9, 2012

ANAREN, INC.
Consolidated Balance Sheets
June 30, 2012 and 2011
(in thousands, except per share amounts)

	2012	2011
ASSETS
Assets:
Cash and cash equivalents	$21,012	$58,388
Securities held to maturity	11,220	9,314
Receivables, less allowances of $388 and $380 in 2012 and 2011, respectively	29,521	30,931
Inventories	36,443	33,733
Prepaid expenses and other assets	4,666	3,769
Deferred income taxes	1,984	2,351
Total current assets	104,846	138,486
Securities held to maturity	11,657	13,441
Other assets	-	1,741
Property, plant, and equipment, net	47,171	47,627
Goodwill	42,343	42,389
Other intangible assets, net	7,770	8,961
Total assets	$213,787	$252,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities and Stockholders’ Equity:
Current installments of long-term debt obligation	$-	$10,000
Accounts payable	8,604	9,535
Accrued expenses	3,926	6,340
Customer advance payments	1,307	222
Other current liabilities	2,068	2,290
Total current liabilities	15,905	28,387
Deferred income taxes	1,472	1,901
Pension and postretirement benefit obligation	9,606	5,715
Long-term debt obligation	-	20,000
Other liabilities	1,301	1,538
Total liabilities	28,284	57,541
Commitments and contingencies (note 16)
Stockholders' Equity:
Common stock, $0.01 par value. Authorized 200,000 shares; issued 29,359 and 28,972 at June 30, 2012 and 2011, respectively	294	288
Additional paid-in capital	223,032	214,179
Retained earnings	143,126	134,512
Accumulated other comprehensive loss	(3,026)	(603)
Total stockholders’ equity before treasury stock	363,426	348,376
Less 15,413 and 14,072 treasury shares at June 30, 2012 and 2011, respectively, at cost	177,923	153,272
Total stockholders' equity	185,503	195,104
Total liabilities and stockholders' equity	$213,787	$252,645
See accompanying notes to consolidated financial statements.

ANAREN, INC.
Consolidated Statements of Income
Years ended June 30, 2012, 2011 and 2010
(in thousands, except per share amounts)

	2012	2011	2010

Net sales	$147,346	$179,170	$168,789
Cost of sales	95,924	111,264	106,512
Gross profit	51,422	67,906	62,277
Operating expenses:
Marketing	10,328	10,592	9,671
Research and development	13,217	16,765	14,782
General and administrative	17,549	19,299	19,040
Total operating expenses	41,094	46,656	43,493
Operating income	10,328	21,250	18,784
Other income (expense):
Interest expense	(170)	(498)	(590)
Other income	656	1,174	368
Total other income (expense), net	486	676	(222)
Income from operations before income taxes	10,814	21,926	18,562
Income tax expense	2,200	5,525	4,850
Net income	$8,614	$16,401	$13,712

Basic earnings per share:	$0.61	$1.17	$0.98

Diluted earnings per share:	$0.59	$1.11	$0.94

Weighted average common shares outstanding:
Basic	14,050	13,988	14,010
Diluted	14,702	14,746	14,537

See accompanying notes to consolidated financial statements.

ANAREN, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years ended June 30, 2012, 2011 and 2010
(in thousands)

	Comprehensive Income (loss)	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance at July 1, 2009		$280	$199,597	$104,399	$(2,397)	$(140,934)	$160,945
Comprehensive income:
Net income	$13,712	-	-	13,712	-	-	13,712
Other comprehensive loss:
Foreign currency translation adjustment	62	-	-	-	-	-	-
Minimum pension & postretirement liability adjustment, net of tax benefit of $247	(478)	-	-	-	-	-	-
Other comprehensive loss	(416)	-	-	-	(416)	-	(416)
Total comprehensive income	$13,296
Purchase of treasury stock (560 shares)		-	-	-	-	(7,916)	(7,916)
Exercise of stock options under the equity plans		2	2,725	-	-	-	2,727
Issuance of restricted stock		3	(3)
Tax benefit from exercise of stock options		-	144	-	-	-	144
Equity-based compensation		-	3,730	-	-	-	3,730
Balance at June 30, 2010		$285	$206,193	$118,111	$(2,813)	$(148,850)	$172,926
Comprehensive income:
Net income	$16,401	-	-	16,401	-	-	16,401
Other comprehensive loss:
Foreign currency translation adjustment	556	-	-	-	-	-	-
Mark to market available-for-sale investments	389	-	-	-	-	-	-
Minimum pension & postretirement liability adjustment, net of tax expense of $652	1,265	-	-	-	-	-	-
Other comprehensive income	2,210	-	-	-	2,210	-	2,210
Total comprehensive income	$18,611
Purchase of treasury stock (261 shares)		-	-	-	-	(4,422)	(4,422)
Exercise of stock options under the equity plans		3	3,725	-	-	-	3,728
Tax benefit from exercise of stock options		-	164	-	-	-	164
Equity-based compensation		-	4,097	-	-	-	4,097
Balance at June 30, 2011		$288	$214,179	$134,512	$(603)	$(153,272)	$195,104
Comprehensive income:
Net income	$8,614	-	-	8,614	-	-	8,614
Other comprehensive loss:
Foreign currency translation adjustment	293	-	-	-	-	-	-
Minimum pension & postretirement liability adjustment, net of tax benefit of $1,398	(2,716)	-	-	-	-	-	-
Other comprehensive loss	(2,423)	-	-	-	(2,423)	-	(2,423)
Total comprehensive income	$6,191
Purchase of treasury stock (1,341 shares)		-	-	-	-	(24,651)	(24,651)
Exercise of stock options under the equity plans		3	4,509	-	-	-	4,512
Issuance of restricted stock		3	(3)	-	-	-	-
Tax benefit from exercise of stock options		-	494	-	-	-	494
Equity-based compensation		-	3,853	-	-	-	3,853
Balance at June 30, 2012		$294	$223,032	$143,126	$(3,026)	$(177,923)	$185,503
See accompanying notes to consolidated financial statements.

ANAREN, INC.
Consolidated Statements of Cash Flows
Years ended June 30, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,614	$16,401	$13,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,265	8,337	8,716
Loss on disposal of fixed assets	-	-	262
Amortization	1,894	1,935	1,471
Deferred income taxes	1,385	119	(1,582)
Equity-based compensation	3,853	4,097	3,775

Changes in operating assets and liabilities:
Receivables	1,410	(1,807)	(4,658)
Inventories	(2,710)	(2,372)	3,876
Prepaid expenses and other assets	793	(1,542)	(325)
Accounts payable	(931)	264	2,279
Accrued expenses	(2,414)	679	454
Customer advance payments	1,086	(666)	770
Other liabilities	(413)	(409)	(510)
Pension and postretirement benefit obligation	(223)	(105)	(139)
Net cash provided by operating activities	20,609	24,931	28,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,810)	(7,122)	(4,841)
Escrow claim received related to the Unicircuit acquisition	-	-	154
Proceeds from sale of property, plant, and equipment	-	-	50
Maturities of held to maturity and sale of available-for-sale securities securities	9,130	3,511	12,755
Purchases of held to maturity and available-for-sale securities	(9,954)	(3,478)	(21,236)
Net cash used in investing activities	(8,634)	(7,089)	(13,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt obligation	(30,000)	(10,000)	(9,800)
Stock options exercised	4,512	3,728	3,163
Excess tax benefit from exercise of stock options	494	164	144
Purchase of treasury stock	(24,651)	(4,422)	(7,916)

Net cash used in financing activities	(49,645)	(10,530)	(14,409)
Effect of exchange rates on cash	294	555	54
Net increase (decrease) in cash and cash equivalents	(37,376)	7,867	628
Cash and cash equivalents, beginning of year	58,388	50,521	49,893
Cash and cash equivalents, end of year	$21,012	$58,388	$50,521

See accompanying notes to consolidated financial statements.

(1)    Summary of Significant Accounting Policies:

Principles of Consolidation
The consolidated financial statements include the accounts of Anaren, Inc. and its wholly owned subsidiaries (the Company).  Intercompany accounts and transactions have been eliminated.

Operations
The Company is engaged in the design, development, and manufacture of components, assemblies, and subsystems which receive, process, and transmit microwave and radio frequency (RF) signals.  The Company is also a leading provider of complex mixed signal multi-layer printed circuit boards and high performance microelectronic power management products. The Company's products primarily service the space and defense electronics, and wireless communications markets.

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

To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company’s achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware). The amount of unbilled accounts receivable at June 30, 2012 and 2011 is $4.7 million and $1.7 million, respectively.

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

Marketable Securities
The Company classifies its securities as held to maturity, as the Company does not hold any securities considered to be trading or available-for-sale. Held to maturity securities are those debt securities for which the Company has the positive intent and the ability to hold until maturity. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

Warranty
The Company provides warranty policies on its products. In addition, the Company incurs costs to service our products in connection with specific product performance issues. Liability for product warranties is based upon expected future product performance and durability, and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the carrying amount of product warranty reserves for the year ended June 30, 2012, are as follows:

(amounts in thousands)
Balance as of July 1, 2010	$320
Additions	503
Costs incurred	(399)
Adjustments	(147)
Balance as of June 30, 2011	277
Additions	204
Costs incurred	(226)
Adjustments	(74)
Balance as of June 30, 2012	$181

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

Goodwill and tradenames are tested annually for impairment in the fourth quarter, using March 31as the test date, of the Company’s fiscal year, or more frequently if there is an indication of impairment, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. During 2012, 2011 and 2010, the Company did not record any impairment on its goodwill and did not record any impairment on tradenames during fiscal 2012, 2011 and 2010.

Long-Lived Assets
The Company accounts for impairment and disposal of long-lived assets, excluding goodwill and tradenames, in accordance with the accounting rules relating to the impairment or disposal of long-lived assets. The rules set forth criteria to determine when a long-lived asset is held for sale and held for use. Such criteria specify that the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets. In addition, the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, generally within one year. The rules require recognition of an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. An impairment loss is measured as the difference between the carrying amount and fair value of the asset. The Company evaluates its long-lived assets if impairment indicators arise. During 2012, 2011 and 2010, the Company did not record any impairment on its long-lived assets.

Foreign Currency Translation
The financial statements of the Company’s subsidiary in China have been translated into U.S. dollars in accordance with the foreign currency translation accounting rules.  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Income statement amounts have been translated using the average exchange rate for the year.  The resulting cumulative translation adjustment is reflected as accumulated other comprehensive income (loss), a component of stockholders’ equity.

Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the stock option and restricted stock plans. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 164,000, 285,000, and 1,071,000 as of June 30, 2012, 2011 and 2010, respectively. The treasury stock method is used to calculate the dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and diluted shares for use in the calculation of earnings per share as of June 30:

	For the Years Ended
	2012	2011	2010
(amounts in thousands)
Numerator:
Earnings available to common stockholders	$8,614	$16,401	$13,712

Denominator:
Denominator for basic earnings per share outstanding	14,050	13,988	14,010
Denominator for diluted earnings per share:
Weighted average shares outstanding	14,050	13,988	14,010
Common stock options and restricted stock	652	758	527
Weighted average shares	14,702	14,746	14,537

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

Research and Development Costs
Research and development costs are expensed as incurred.  These costs are costs of salaries, support, benefits, consultants, and materials used in the research and development of new products or processes.

Restructuring
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

Cash Flow Supplemental Disclosure

	For the Years Ended June 30,
	2012	2011	2010
(amounts in thousands)
Cash paid during the year for:
Interest	$232	$458	$711
Taxes paid (net of refunds)	$1,514	$6,886	$6,145

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates or assumptions are made in assessing the Company’s accounts receivable allowances, inventory reserves, warranty liability, pension and postretirement liabilities, and valuations of tangible and intangible assets.

Recent Accounting Pronouncements
In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing indefinite-lived intangible assets for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of the asset. If the Company determines, on the basis of qualitative factors, that the fair value of the asset is more likely than not less than the carrying amount, the two-step impairment test would be required.  This ASU is effective for the Company beginning in fiscal year 2014.  The Company does not believe that this update will materially impact the financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing goodwill for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  This ASU is effective for the Company beginning in fiscal year 2013.  The Company does not believe that this update will materially impact the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This ASU provides companies two choices for presenting net income and comprehensive income: in a single continuous statement, or in two separate, but consecutive, statements.  Presenting comprehensive income in the statement of equity is no longer an option.  ASU No. 2011-05 is effective for the Company beginning in fiscal year 2013.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which delays the effective date of certain provisions of ASU No. 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income.  These updates will not have a material impact to the Company, and the Company will remove the presentation of OCI from its consolidated statements of stockholders’ equity.

(2)  Intangible Assets
The major components of intangible assets are as follows:

	June 30, 2012		June 30, 2011
(amounts in thousands)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships (10 years)	$7,530	$4,593	$7,530	$5,346
Developed technology (5 years)	780	169	780	325
Non-competition agreements (4 years)	1,130	28	1,130	310
Total	$9,440	4,790	$9,440	5,981

Nonamortizable intangible assets:
Tradenames		2,980		2,980
Total		2,980		2,980
Total intangible assets		$7,770		$8,961

Intangible asset amortization expense for the years ended June 30, 2012, 2011 and 2010 aggregated $1.2 million.  Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense.

The following table represents the amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(amounts in thousands)
2013	$937
2014	766
2015	753
2016	753
2017	753
Thereafter	828

The changes in the carrying amount of goodwill for the years ended June 30, 2012 and 2011, are as follows:

(amounts in thousands)

Balance, July 1, 2010	$42,435

Tax adjustment resulting from acquisition	(46)

Balance, June 30, 2011	42,389

Tax adjustment resulting from acquisition	(46)

Balance, June 30, 2012	$42,343

(3)  Securities
The amortized cost and fair value of securities are as follows:

	June 30, 2012
(amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$13,008	$29	$-	$13,037
Corporate bonds	8,420	-	(2)	8,418
Federal agency bonds	1,449	1	-	1,450
Total securities held to maturity	$22,877	$30	$(2)	$22,905

	June 30, 2011
(amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$18,263	$57	$-	$18,320
Corporate bonds	4,492	23	-	4,515
Federal agency bonds	-	-	-	-
Total securities held to maturity	$22,755	$80	$-	$22,835

 Contractual maturities of marketable debt securities held to maturity as of June 30 are summarized as follows:

	2012		2011
	Cost	Fair market value	Cost	Fair market value
(amounts in thousands)
Within one year	$11,220	$11,246	$9,314	$9,326
One year to three years	11,657	11,659	13,441	13,509
Total	$22,877	$22,905	$22,755	$22,835

(4)  Fair Value Measurements
The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of June 30, 2012 because of the short maturity of these instruments.  Also, the Company’s carrying value for its revolving credit facility approximates fair value.

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

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2012:

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value at June 30, 2012

Cash equivalents	$188	$-	$-	$188

 The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2011:

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value at June 30, 2011

Cash equivalents	$5,040	$-	$-	$5,040

 (5) Inventories

Inventories at June 30 are summarized as follows:

(amounts in thousands)	2012	2011
Raw Materials	$20,339	$18,021
Work in process	11,289	11,547
Finished goods	4,815	4,165
	$36,443	$33,733

(6) Property, Plant, and Equipment

Components of property, plant, and equipment, net at June 30 consist of the following:
(amounts in thousands)	2012	2011
Land and land improvements	$5,167	$5,167
Construction in process	1,769	1,777
Buildings, furniture, and fixtures	35,706	35,023
Machinery and equipment	73,419	67,902
	116,061	109,869
Less accumulated depreciation	(68,890)	(62,242)
	$47,171	$47,627

(7)  Debt
The following table summarizes the long-term debt of the Company as of June 30, 2012 and June 30, 2011:

	June 30, 2012	June 30, 2011
(amounts in thousands)
Revolving credit note	$-	$30,000
Less current maturities	-	(10,000)
Long-term debt, less current maturities	$-	$20,000

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

The Company’s indebtedness and obligations are guaranteed by five of the Company’s domestic subsidiaries, as well as an assignment of the Company’s interest in its foreign subsidiary.  Certain financial and compliance covenants also need to be met on a quarterly basis (leverage ratio, minimum liquidity, and interest coverage).  The maturity date of the agreement is August 2014.

During the year ended June 30, 2012, the Company paid $30.0 million on the Company’s indebtedness.

(8) Accrued Expenses

Accrued expenses as of June 30 consist of the following:

(amounts in thousands)	2012	2011
Compensation	$2,254	$4,724
Health insurance	903	452
Restructuring	-	380
Commissions & other	769	784
	$3,926	$6,340

(9) Other Liabilities

Other liabilities as of June 30 consist of the following:

(amounts in thousands)	2012	2011
Deferred compensation	$358	$385
Supplemental retirement plan	877	759
Accrued lease	1,121	1,247
Warranty accrual	181	277
Income tax liability	251	404
Deferred grant income	375	375
Other	206	381
	3,369	3,828
Less current portion	(2,068)	(2,290)
	$1,301	$1,538

(10) Equity-Based Compensation

The Company applies the fair-value recognition provisions of equity-based payment accounting. This requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant-date fair value of the awards. The cost is recognized as compensation expense on a straight-line basis over the requisite service period of the awards.

Total equity-based compensation expense recognized for the years ended June 30, 2012, 2011, and 2010, shown separately by operating expense category, is as follows for the years ended:

	June 30, 2012
(amounts in thousands)	Stock option program	Restricted stock program	Total equity-based compensation
Cost of sales	$-	$814	$814
Marketing	-	245	245
Research and development	-	409	409
General and administrative	-	2,385	2,385
Total cost of equity-based compensation	$-	$3,853	$3,853
Amount of related income tax benefit recognized in income	$-	$1,387	$1,387

	June 30, 2011
(amounts in thousands)	Stock option program	Restricted stock program	Total equity-based compensation
Cost of sales	$130	$611	$741
Marketing	40	172	212
Research and development	95	448	543
General and administrative	172	2,429	2,601
Total cost of equity-based compensation	$437	$3,660	$4,097
Amount of related income tax benefit recognized in income	$157	$1,318	$1,475

	June 30, 2010
(amounts in thousands)	Stock option program	Restricted stock program	Total equity-based compensation
Cost of sales	$203	$368	$571
Marketing	83	150	233
Research and development	236	428	664
General and administrative	318	1,944	2,262
Total cost of equity-based compensation	840	2,890	3,730
Amounts expensed out of inventory for the year	16	29	45
Net equity-based compensation expense	$856	$2,919	$3,775
Amount of related income tax benefit recognized in income	$308	$1,051	$1,359

Stock Based Compensation Plans

The Anaren, Inc. 2004 Comprehensive Long-Term Incentive Plan as amended and restated (2004 Plan) effective November 5, 2009 upon its approval by the Company’s shareholders, authorized grants of the Company’s common stock.  As of June 30, 2012, the Company had 919,000 shares available for grant under the Plan.

Information with respect to this plan is as follows:

(in thousands, except per share amounts)	Total shares	Option price			Weighted average exercise price
Outstanding as of June 30, 2010	1,634	$9.51	to	53.00	$18.84
Exercised	(267)	9.51	to	19.56	19.29
Expired	(159)	14.05	to	53.00	51.80
Forfeited	(1)		19.56		19.56
Outstanding as of June 30, 2011	1,207	$9.51	to	21.15	$14.50
Exercised	(282)	9.51	to	19.56	15.97
Expired	(8)	9.51	to	19.56	18.63
Forfeited	-		-		-
Outstanding as of June 30, 2012	917	$9.51	to	21.15	$14.06

Shares exercisable at June 30, 2012	917	$9.51	to	21.15	$14.06

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2012 (in thousands, except per share amounts):

Options outstanding (all shares exercisable)
Range of exercise prices			Shares	Weighted average remaining life in years	Weighted Average Exercise price

$9.51	–	13.00	330	1.5	$11.10
13.01	–	16.00	434	2.4	14.34
16.01	–	21.15	153	4.1	19.66
			917

The aggregate intrinsic value of both vested and unvested options outstanding are each $6.4 million, as of June 30, 2012.

Share activity and value for the years ending:

	June 30,
(amounts in thousands)	2012	2011	2010

Forfeited or expired options	8	160	16
Exercised options	282	267	219
Aggregate intrinsic value of exercised options	$1,305	$1,517	$870

Restricted Stock Program

The following table summarizes the restricted stock activity:
(in thousands, except per share amounts)	Total shares	Share price			Weighted average share price
Outstanding at June 30, 2010	900	$9.09	to	21.15	$13.64
Issued	233	14.31	to	21.03	16.28
Vested	(138)	9.09	to	16.27	14.48
Forfeited	(145)	9.09	to	21.15	18.72
Outstanding at June 30, 2011	850	$9.09	to	21.03	$13.16
Issued	241	17.75	to	18.80	17.76
Vested	(328)	17.75	to	20.01	18.94
Forfeited	(25)	9.09	to	17.75	15.50
Outstanding at June 30, 2012	738	$9.09	to	21.03	$15.30

As of June 30, 2012, the aggregate value of unvested restricted stock compensation expense yet to be recognized, as determined by the market value on the respective grant dates, was $4.5 million (net of forfeitures) The remaining cost is expected to be recognized over a period of approximately three years.

(11) Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation adjustment	Defined benefit pension & post-retirement plan adjustment	Mark to market adjustment	Accumulated other comprehensive income (loss)
(amounts in thousands)
Balances at June 30, 2010	$1,466	$(3,890)	$(389)	$(2,813)
Current period change	556	1,265	389	2,210
Balances at June 30, 2011	2,022	(2,625)	-	(603)
Current period change	293	(2,716)	-	(2,423)
Balances at June 30, 2012	$2,315	$(5,341)	$-	$(3,026)

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

The following table presents the changes in the defined benefit pension plan and the fair value of the Plan’s assets for the years ended June 30:

(amounts in thousands)	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$16,653	$16,108
Service cost	344	370
Interest cost	902	849
Actuarial (gain) loss	4,247	(244)
Benefits paid	(465)	(430)
Benefit obligation at end of year	$21,681	$16,653

Change in plan assets:
Fair value of plan assets at beginning of year	$12,350	$10,410
Actual return on plan assets	99	2,063
Employer contributions	628	307
Benefits paid	(465)	(430)
Fair value of plan assets at end of year	$12,612	$12,350
Unfunded status	$(9,069)	$(4,303)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Minimum pension liability adjustment	6,583	3,385
Weighted average assumptions:
Discount rate at year-end	3.96%	5.50%
Rate of increase in compensation levels at year end	3.50%	4.00%
Expected return on plan assets during the year	7.50%	8.50%
Measurement date	June 30	June 30

Components of net periodic pension cost for the years ended June 30 are as follows:
(amounts in thousands)	2012	2011	2010
Service cost	$344	$370	$279
Interest cost	902	849	791
Expected return on plan assets	(1,045)	(875)	(762)
Amortization of unrecognized loss	350	495	305
Net periodic pension cost	$551	$839	$613

Weighted average assumptions:
Discount rate	5.50%	5.30%	6.28%
Expected increase in compensation levels at year end	4.00%	4.00%	4.00%
Expected return on plan assets during the year	8.50%	8.50%	8.50%

The estimated amount of net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2013 is $0.8 million.

Plan Assets
	2012		2011
	Actual allocation	Percentage allocation	Actual allocation	Percentage allocation
(amounts in thousands)
Money market	$502	3.98%	$264	2.14%
Corporate debt securities	2,813	22.30	1,900	15.38
Government debt securities	1,899	15.06	2,418	19.58
Global equity mutual fund	-	-	1,149	9.30
Closed end equity mutual funds	6,342	50.29	6,286	50.90
Closed end global equity mutual funds	1,056	8.37	333	2.70
	$12,612	100.00%	$12,350	100.00%

Fair value of plan assets – The following table presents the fair value of the assets by asset category and their level within the fair value hierarchy as of June 30, 2012 and 2011. See note 4 for the description of each level within the fair value hierarchy.

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value as of June 30, 2012
Cash and cash equivalents:
Money market	$502	$-	$-	$502
Fixed income:
Corporate debt securities	2,813	-	-	2,813
Government debt securities	1,899	-	-	1,899
Mutual funds:
Closed equity mutual fund	6,342	-	-	6,342
Closed end global equity mutual fund	1,056	-	-	1,056
Total	$12,612	$-	$-	$12,612

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value as of June 30, 2011
Cash and cash equivalents:
Money market	$264	$-	$-	$264
Fixed income:
Corporate debt securities	1,900	-	-	1,900
Government debt securities	2,418	-	-	2,418
Mutual funds:
Global equity mutual fund	1,149	-	-	1,149
Closed equity mutual fund	6,286	-	-	6,286
Closed end global equity mutual fund	333	-	-	333
Total	$12,350	$-	$-	$12,350

Plan’s Investment Policy:  Investments shall be made pursuant to the following objectives:  1) preserve purchasing power of plan’s assets base adjusted for inflation; 2) provide long term growth; 3) avoid significant volatility.  Asset allocation shall be determined based on a long-term target allocation having 30% of assets invested in large-cap domestic equities, 11% in mid-cap domestic equities, 11% in small-cap domestic equities, 8% international equities, and 40% in the broad bond market, with little or none invested in cash.  Both investment allocation and performance are reviewed periodically.

Determination of Assumed Rate of Return
The Company has selected the assumed rate of return based on the following:

	Target percentage allocation	Expected compound annualized 5-year (index) return	Expected weighted average return
Large-cap stocks	30.0%	9.4%	2.8%
Mid-cap stocks	11.0	11.5	1.3
Small-cap stocks	11.0	12.8	1.3
International common stocks	8.0	8.9	0.7
Broad bond market	40.0	2.0	0.8
Total	100.0%		6.9%

The actual percentage allocation approximated the targeted allocation as of June 30, 2012 and 2011.

Expected Contributions

The Company had pension contributions amounting to approximately $0.6 million during fiscal 2012. Expected contributions for fiscal 2013 are approximately $1.3 million.

Estimated Future Benefit Payments

(amounts in thousands)
The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

July 1, 2012– June 30, 2013	$715
July 1, 2013– June 30, 2014	741
July 1, 2014– June 30, 2015	758
July 1, 2015– June 30, 2016	787
July 1, 2016– June 30, 2017	820
Years 2018 – 2022	5,046

Defined Contribution Plan
The Company maintains a voluntary contributory salary savings plan to which participants may contribute. The Company’s matching contribution is 100% of the participants’ contribution up to a maximum of 5% of the participants’ compensation. During fiscal 2012, 2011, and 2010 the Company contributed $1.8 million, $1.8 million, and $1.6 million, respectively, to this plan.  The Company also contributed approximately $0.2 million, $0.2 million, and $0.2 million in fiscal 2012, 2011, and 2010, respectively, to purchase Company’s stock for each participant.

Profit Sharing Plan
The Company maintains a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $0.4 million, $1.0 million, and $0.7 million in fiscal 2012, 2011, and 2010, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the plan at any time.

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

The following table presents the changes in the postretirement benefit obligation and the funded status of the plan at June 30:

(amounts in thousands)	2012	2011
Benefit obligation at beginning of year	$1,412	$1,385
Service cost	19	32
Interest cost	37	68
Plan participants’ contributions	98	137
Amendments	(1,203)	-
Actuarial loss (gain)	257	(80)
Benefits paid	(97)	(143)
Medicare Part D prescription drug subsidy	14	13
Benefit obligation at the end of year	$537	$1,412

Fair value of plan assets	$-	$-
Under funded status	(537)	(1,412)
Accrued postretirement benefit cost	$(537)	$(1,412)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Minimum postretirement liability adjustment	$(1,242)	$(760)

Net periodic postretirement benefit cost includes the following components:

(amounts in thousands)	2012	2011	2010
Service cost	$19	$32	$52
Interest cost	37	68	110
Amortized actuarial gain	(145)	(73)	(27)
Amortization of unrecognized prior service cost	(72)	(17)	(18)
Net periodic postretirement benefit cost (benefit)	$(161)	$10	$117

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 3.22%, 5.20%, and 5.20%, at the end of fiscal 2012, 2011, and 2010, respectively.

Assumed health care cost trend rates are as follows:
	2012			2011
Health care cost trend rate assumed for next year	7.0	–	8.50%	7.3	–	10.0%
Rate that the cost trend rate gradually declines to		5%			5%
Year that the rate reaches the rate it is assumed to remain at		2020			2018

A one-percentage point change in assumed health care cost trend rates would have the following effects:

(amounts in thousands)	1% increase	1% decrease
Effect on total of service and interest cost components	$4	$7
Effect on postretirement benefit obligation	34	67

Estimated Future Benefit Payments
Shown below are the expected benefit payments (including prescription drug benefits).

(amounts in thousands)	Gross payments
2013	$40
2014	41
2015	40
2016	42
2017	38
Years 2018 - 2022	226

(14)   Income Taxes

The following table presents the Domestic and Foreign components of income before income taxes and the expense (benefit) for income taxes as well as the taxes charged or credited to stockholders’ equity:

	Year ended June 30
(amounts in thousands)	2012	2011	2010

Income from operations before income taxes
Domestic	$10,445	$21,880	$19,180
Foreign	369	46	(618)
	$10,814	$21,926	$18,562
Income tax expense (benefit) charged to the income statement from continuing operations:
Current:
Federal	$731	$5,073	$5,848
State and local	68	244	184
Benefit applied to reduce goodwill	46	46	46
Foreign	(30)	43	354
Total current	815	5,406	6,432

Deferred:
Federal	1,493	143	(921)
State and local	(154)	(149)	(271)
Foreign	46	125	(390)
Total deferred	1,385	119	(1,582)

Total income tax expense charged to the income statement	$2,200	$5,525	$4,850
Income taxes charged (credited) to Stockholders’ equity:
Current benefit of stock based compensation	$(494)	$(164)	$(144)
Deferred tax expense (benefit) from recognition of pension liability	(1,398)	652	(247)
Income taxes charged (credited) to Stockholders’ equity	$(1,892)	$488	$(391)

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before income taxes, to income tax expense, is as follows:

(amounts in thousands)	2012	2011	2010
Consolidated income tax expense at 35%	$3,785	$7,674	$6,497
State taxes, net of Federal benefit	(126)	(4)	(94)
Nontaxable interest income	(59)	(67)	(83)
Change in valuation allowance	109	100	(35)
Effect of foreign operations	(114)	153	180
Non-deductible equity-based compensation	(46)	(107)	(25)
Research credits	(1,168)	(1,148)	(258)
Domestic production tax benefit	(205)	(619)	(470)
Change in uncertain tax positions	5	(419)	(891)
Other	19	(38)	29
	$2,200	$5,525	$4,850

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 30, are presented below:
(amounts in thousands)	2012	2011
Deferred tax assets:
Inventories	$1,737	$1,801
Deferred compensation	445	412
Retirement benefits	2,426	1,055
Postretirement benefits	870	921
Equity-based compensation	4,248	4,263
Nondeductible reserves	776	1,234
Federal and state tax attribute carryforwards	4,542	4,416
State net operating loss carryforwards	389	280
Gross deferred tax assets	15,433	14,382
Valuation allowance	(4,592)	(4,483)
Net deferred tax assets	10,841	9,899
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(5,179)	(4,513)
Intangible assets including goodwill	(5,150)	(4,889)
Gross deferred tax liabilities	(10,329)	(9,402)
Net deferred tax assets	$512	$497

(amounts in thousands)	2012	2011
Presented as:
Current deferred tax asset	$1,984	$2,351
Long-term deferred tax asset	-	47
Long-term deferred tax liability	(1,472)	(1,901)
Net deferred tax assets	$512	$497

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

As of June 30, 2012 and 2011, the Company has $8.4 million and $5.6 million of gross state net operating loss carryforwards, respectively, which begin to expire in 2020.  The Company does not believe it is more likely than not that it will realize the full deferred tax benefits of the state net operating losses. As of June 30, 2012, the Company  has a valuation allowance with respect to the state net operating losses of $0.3 million, unchanged from June 30, 2011.

As of June 30, 2012, the Company has gross state tax credit carryforwards of $6.7 million, which will begin to expire in 2013.  $0.2 million of the state tax credits may only be realized after utilization of the net operating loss carryforwards.  The Company does not believe it is more likely than not that it will realize the deferred tax benefits of the state tax credits before their expiration.  As of June 30, 2012, the Company had a valuation allowance with respect to the state tax credits of $4.4 million, an increase of $0.2 million from June 30, 2011.

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

As of June 30, 2012, the Company had $0.2 million, unchanged from June 30, 2011, of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  For the years ended June 30, 2012 and 2011 the Company recognized, and has accrued in the liability for uncertain tax positions, a negligible amount related to accrued interest and penalties.

The Company remains subject to income tax examinations for its U.S. federal taxes for fiscal years 2009 through 2012, and for foreign and state and local taxes for the fiscal years 2009 through 2012.   It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months as a result of possible examinations or the expiration of the statutes of limitations.  At this time, an estimate of the range of reasonably possible outcomes cannot be made. Of the $0.2 million of unrecognized tax benefit liabilities, interest, and penalties as of June 30, 2012 and 2011 the Company has classified all as other liabilities on the Company’s consolidated balance sheet.

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

The following table reflects the operating results of the segments consistent with the Company’s internal financial reporting process.  The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

(amounts in thousands)	Wireless	Space & Defense	Unallocated	Consolidated
Net sales
2012	$52,581	$94,765	$-	$147,346
2011	66,043	113,127	-	179,170
2010	55,556	113,233	-	168,789
Operating income (4)
2012	4,790	6,006	(468)	10,328
2011	12,036	9,884	(670)	21,250
2010	5,102	14,456	(774)	18,784
Goodwill and intangible assets
June 30, 2012	30,716	19,397	-	50,113
June 30, 2011	30,716	20,634	-	51,350
Identifiable assets (1)
June 30, 2012	38,341	66,531	58,802	163,674
June 30, 2011	21,237	62,222	117,836	201,295
Depreciation (2)
2012	4,091	4,174	-	8,265
2011	3,971	4,366	-	8,337
2010	4,415	4,301	-	8,716
Intangibles amortization (3)
2012	-	1,191	-	1,191
2011	-	1,191	-	1,191
2010	-	1,191	-	1,191

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

(2)
Depreciation expense related to acquisition—specific property, plant, and equipment are included in the segment classification of the acquired business. An allocation for common equipment is performed on an annual basis.

(3)	Amortization of intangible assets arising from business combinations is allocated to the segments based on the segment classification of the acquired or applicable operation.
(4)	Unallocated amounts relates to the lease expense incurred on the London lease.

(b) Geographic Information
Net sales by geographic region are as follows:

(amounts in thousands)	United States	Asia Pacific	Europe	Other	Consolidated Net sales
2012	$97,369	$35,347	$14,482	$148	$147,346
2011	119,336	46,067	13,438	329	179,170
2010	124,610	30,975	8,912	4,292	168,789

(c) Customers
In 2012, sales to two customers (Raytheon Company and Lockheed Martin Corp.) both individually exceeded 10% of consolidated net sales, totaling approximately $40.8 million (Space & Defense Group). In 2011, sales to two customers (Lockheed Martin Corp. and Raytheon Company) both individually exceeded 10% of consolidated net sales, totaling approximately $48.8 million (Space & Defense Group).  In 2010, sales to two customers (Lockheed Martin Corp. and Raytheon Company) both individually exceeded 10% of consolidated net sales, totaling approximately $46.5 million (Space & Defense Group).

(16) Commitments

The Company is obligated under contractual obligations and commitments to make future payments such as lease agreements and contingent commitments. The Company’s obligations and commitments are as follows:

(amounts in thousands)
Year ending June 30:	Operating Leases	Other Long-Term(1)
2013	$847	$115
2014	364	115
2015	160	95
2016	160	65
2017	40	65
Thereafter	-	33
Total	$1,571	$488

(1) - Deferred Compensation & Commitment fee on the Line

Net rent expense for the years ended June 30, 2012, 2011, and 2010 was $0.8 million, $1.3 million, and $1.2 million, respectively.

The minimum lease payments for the Company’s operating leases are recognized on a straight-line basis over the minimum lease term.  The Company’s China operation building lease has a step rent provision.  Rent expense is recognized on a straight line basis over the lease term.

(17) Concentrations

The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks related to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. Sales to direct contractors of the Government accounted for approximately 48%, 46%, and 59% of consolidated net sales in fiscal 2012, 2011, and 2010, respectively. While management believes there is a high probability of continuation of the Company’s current defense-related programs, it is attempting to reduce its dependence on sales to direct contractors of the Government through development of its commercial electronics business.

The Company maintains and operates a facility in Suzhou, China.  Included in the Company’s total assets, as of June 30, 2012 and 2011, includes $15.8 million and $11.7 million, respectively, of cash and cash equivalents deposited in three different national banks in China. As of June 30, 2012 and 2011, there is no reason to believe that any of the Company’s foreign assets or future operations will be impaired.

(18)  Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2012 and 2011:

	2012 quarter ended
(in thousands, except per share amounts)	September 30	December 31	March 31 (1)	June 30
Net sales	$38,720	$35,737	$34,717	$38,172
Gross profit	14,524	11,342	11,690	13,867
Net income	2,529	1,174	1,998	2,913

Basic earnings per share	$0.18	$0.08	$0.14	$0.21
Diluted earnings per share	0.17	0.08	0.14	0.20

	2011 quarter ended
(in thousands, except per share amounts)	September 30	December 31	March 31	June 30 (2)
Net sales	$44,539	$43,443	$44,015	$47,173
Gross profit	17,633	16,294	16,087	17,892
Net income	4,105	4,654	3,398	4,244

Basic earnings per share	$0.30	$0.33	$0.24	$0.30
Diluted earnings per share	0.28	0.32	0.23	0.29

Income per share amounts for each quarter are required to be computed independently, and as a result, their sum does not necessarily equal the total year income per share amounts.

(1)  The effects of the tax benefit in the third quarter of fiscal 2012 resulting from a higher than anticipated Federal Research and Experimentation credit amounted to $0.6 million or $0.04 per diluted share in the third quarter.

(2)  The effects of the restructuring activities amounted to additional expense of approximately $0.4 million, or $0.01 per diluted share in the fourth quarter of fiscal 2011.

(19) Subsequent Event

During the first quarter of fiscal 2013, the Company received an unsolicited offer to purchase the Salem, New Hampshire building for $ 5.5 million by a neighboring business.  As of June 30, 2012, the building’s net book value was approximately $4.4 million.  The offer was accepted in July 2012 and the closing is expected to occur in the second quarter of fiscal 2013.  The Company intends to enter into negotiations with the prospective buyer to lease the first floor of the building to continue operations.  At June 30, 2012, the building did not qualify as a held for sale asset as it did not meet the criteria under ASC 360 (no plan to sell the building, building was not actively marketed, and the Company was not looking for a buyer).

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.1	Specimen Certificate of Common Stock (3)

4.2
Shareholder Protection Rights Agreement, dated as of April 8, 2011, between the Company and American Stock Transfer & Trust Company, LLC, including forms of Rights Certificate and Election to Exercise (4)

10.1	Employment Agreement, dated as of June 28, 2011, between the Company and Lawrence A. Sala (5)*

10.2	Pension Plan and Trust (6)*

10.3	Anaren Microwave, Inc. Stock Option Plan (7)*

10.4	Employment Agreement, dated as of February 14, 2004, between the Company and Carl W. Gerst, Jr. (8)*

10.5	Anaren, Inc. Comprehensive Long-Term Incentive Plan (9)*

10.6	Amendment #1 to Anaren, Inc. 2004 Comprehensive Long-Term Incentive Plan, (10) *

10.7	Addendum to the Employment Agreement with Carl W. Gerst, Jr., dated as of May 16, 2007, between the Company and Carl W. Gerst, Jr. (11)*

10.8	Amendment #2 to the Employment Agreement with Carl W. Gerst, Jr., dated as of June 16, 2008, between the Company and Carl W. Gerst, Jr. (12)*

10.9	Loan Agreement, dated as of July 31, 2008, between the Company and KeyBank National Association (13)

10.10	Promissory Note Revolving Credit LIBOR Rate, dated July 31, 2008, issued by the Company to KeyBank National Association (13)

10.11	Amendment #3 to Carl W. Gerst, Jr. Employment Agreement, dated December 30, 2008, by and between Carl W. Gerst, Jr. and the Company (14)*

10.12	Amendment #4 to Employment Agreement, dated May 13, 2009, by and between Carl W. Gerst, Jr. and the Company (15) *See Attachments for inserts.

10.13	Anaren, Inc. 2004 Comprehensive Long-Term Incentive Plan, as Amended (17)*

10.14	Amendment #5 to the Employment Agreement, dated June 8, 2010, by and between Carl W. Gerst, Jr. and the Company (18)*

10.15	Amendment #6 to the Employment Agreement, dated June 28, 2011 by and between Carl W. Gerst, Jr. and the Company (19)*

10.16	Loan Agreement, dated as of August 25, 2011, between the Company and KeyBank National Association (20)

10.17	Promissory Note Revolving Credit LIBOR Rate, dated August 25, 2011, issued by the Company to KeyBank National Association (20)

10.18	Amendment #7 to the Employment Agreement, dated May 14, 2012 by and between Carl W. Gerst, Jr. and the Company (21)*

10.19	Change of Control Agreement, dated July 1, 2011, by and between Anaren, Inc. and George A. Blanton (22)*

10.19	Change of Control Agreement, dated July 1, 2011, by and between Anaren, Inc. and Mark Burdick (23)*

10.19	Change of Control Agreement, dated July 1, 2011, by and between Anaren, Inc. and David Ferrara (24)*

10.19	Change of Control Agreement, dated July 1, 2011, by and between Anaren, Inc. and Timothy Ross (25)*

10.19	Change of Control Agreement, dated July 1, 2011, by and between Anaren, Inc. and Amy Tewksbury (26)*

10.19	Change of Control Agreement, dated July 1, 2011, by and between Anaren, Inc. and Gert Thygesen (27)*

16.1	Letter from KPMG, LLP, dated December 10, 2008 (16)

21	Subsidiaries of the Company**

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm**

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

*	Indicates Management contract or compensatory plan or arrangement
**	Furnished herewith.
***
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)
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

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (Commission File No. 0-06620) filed with the Securities and Exchange Commission on December 20, 2007.

(3)	Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.

(4)	Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A (Commission File No. 0-06620) filed with the Securities and Exchange Commission on April 27, 2011.

(5)	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, (Commission File No. 0-06620), filed with the Securities and Exchange Commission on July 1, 2011.

(6)	Incorporated herein by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 (Registration No. 33-19618).

(7)
Incorporated herein by reference to Appendix B to the Company's definitive proxy statement for its 2000 annual meeting of the shareholders (Commission File No. 0-06620), filed with the Securities and Exchange Commission on September 18, 2000.

(8)	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-06620) filed with the Securities and Exchange Commission on May 3, 2004.

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

(11)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No.0-06620) filed with the Securities and Exchange Commission on July 25, 2007.

(12)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No.0-06620) filed with the Securities and Exchange Commission on June 20, 2008.

(13)	Incorporated herein by reference to Exhibit 10.2 and 10.3 to the Company’s Current Report on Form 8-K (Commission File No. 0-06620) filed with the Securities and Exchange Commission on August 1, 2008.

(14)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 0-06620) filed with the Securities and Exchange Commission on January 5, 2009.

(15)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 0-06620) filed with the Securities and Exchange Commission on May 14, 2009.

(16)	Incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (Commission File No. 0-06620) filed with the Securities and Exchange Commission on December 10, 2008.

(17)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 0-06620) filed with the Securities and Exchange Commission on January 29, 2010.

(18)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file No. 0-06620) filed with the Securities and Exchange Commission on June 8, 2010.

(19)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 0-06620) filed with the Securities and exchange Commission on July 1, 2011.

(20)
Incorporated herein by reference to Exhibit 10.1 and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 0-06620) filed with the Securities and Exchange Commission on October 28, 2011.

(21)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file No. 0-06620) filed with the Securities and Exchange Commission on May 15, 2012.

(22)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File No. 0-06620) filed with the Securities and exchange Commission on July 1, 2011.

(23)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file No. 0-06620) filed with the Securities and Exchange Commission on May 15, 2012.

(24)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission File No. 0-06620) filed with the Securities and exchange Commission on July 1, 2011.

(25)	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission file No. 0-06620) filed with the Securities and Exchange Commission on July 1, 2011.

(26)	Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (Commission File No. 0-06620) filed with the Securities and exchange Commission on July 1, 2011.

(27)	Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (Commission file No. 0-06620) filed with the Securities and Exchange Commission on July 1, 2011.