Form 10-Q
period 2012-09-30
ANAREN  INC
filed 2012-10-26
CIK 6314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

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

The number of shares of Registrant’s Common Stock outstanding on October 11, 2012 was 13,775,445.

ANAREN, INC.
FORM 10-Q
INDEX
Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2012 and June 30, 2012 (unaudited)	3

	Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2012 and 2011 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2012 and 2011 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17-18

Item 4.	Controls & Procedures	18

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

Officer Certifications		20-24

PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements
ANAREN, INC.
Condensed Consolidated Balance Sheets
September 30, 2012 and June 30, 2012
(in thousands, except per share amounts)
(unaudited)
	September 30, 2012	June 30, 2012
ASSETS
Assets:
Cash and cash equivalents	$28,258	$21,012
Securities held to maturity	7,732	11,220
Receivables, less an allowance of $388 at September 30, 2012 and June 30, 2012.	33,426	29,521
Inventories	36,854	36,443
Prepaid expenses and other assets	4,267	4,666
Held for sale assets	4,359	-
Deferred income taxes	1,575	1,984
Total current assets	116,471	104,846
Securities held to maturity	9,622	11,657
Property, plant, and equipment, net	42,212	47,171
Goodwill	42,343	42,343
Other intangible assets, net	7,515	7,770
Total assets	$218,163	$213,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$7,615	$8,604
Accrued expenses	4,585	3,926
Customer advance payments	1,206	1,307
Other current liabilities	2,334	2,068
Total current liabilities	15,740	15,905
Deferred income taxes	1,677	1,472
Pension and postretirement benefit obligation	9,673	9,606
Long-term debt obligation	8,000	-
Other liabilities	789	1,301
Total liabilities	35,879	28,284
Stockholders' Equity:
Common stock, $0.01 par value. Authorized 200,000 shares; issued 29,651 and 29,359 at September 30, 2012 and June 30, 2012, respectively	297	294
Additional paid-in capital	225,883	223,032
Retained earnings	145,980	143,126
Accumulated other comprehensive loss	(3,056)	(3,026)
Total stockholders’ equity before treasury stock	369,104	363,426
Less 15,882 and 15,413 treasury shares at September 30, 2012 and June 30, 2012, respectively, at cost	186,820	177,923
Total stockholders' equity	182,284	185,503
Total liabilities and stockholders' equity	$218,163	$213,787

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Income
Three Months Ended September 30, 2012 and 2011
(in thousands, except per share amounts)
(unaudited)

	2012	2011

Net sales	$39,062	$38,720
Cost of sales	24,647	24,196
Gross profit	14,415	14,524
Operating expenses:
Marketing	2,539	2,596
Research and development	3,334	3,924
General and administrative	4,550	4,415
Total operating expenses	10,423	10,935
Operating income	3,992	3,589
Other income (expense):
Interest expense	(18)	(80)
Other income	223	140
Total other income, net	205	60
Income before income tax expense	4,197	3,649
Income tax expense	1,343	1,120
Net income	$2,854	$2,529

Basic earnings per share	$0.22	$0.18
Diluted earnings per share	$0.21	$0.17

Weighted average common shares outstanding:
Basic	12,999	14,129
Diluted	13,676	14,803

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended September 30, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011

Net income	$2,854	$2,529
Other comprehensive income (loss)
Minimum pension and postretirement liability adjustment	-	(2)
Net foreign currency translation adjustments	(30)	139
Other comprehensive income (loss)	(30)	137
Total comprehensive income	$2,824	$2,666

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Cash Flows
Three Months Ended September 30, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,854	$2,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,909	2,208
Amortization	363	487
Deferred income taxes	105	297
Equity-based compensation	1,050	956

Changes in operating assets and liabilities:
Receivables	(3,906)	4,699
Inventories	(411)	(2,620)
Prepaid expenses and other assets	400	(1,234)
Accounts payable	(989)	(1,465)
Accrued expenses	659	(2,651)
Customer advance payments	(101)	760
Other liabilities	63	1,278
Pension and postretirement benefit obligation	67	64
Net cash provided by operating activities	2,063	5,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,309)	(1,979)
Proceeds from deposit on held for sale assets	200	-
Maturities of held to maturity securities	5,415	2,411
Purchases of held to maturity securities	-	(2,516)
Net cash provided by (used in) investing activities	4,306	(2,084)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt obligation	8,000	-
Payment on long-term debt obligation	-	(10,000)
Stock options exercised	1,352	2,542
Excess tax benefit from equity-based compensation	453	707
Purchase of treasury stock	(8,897)	(2,245)
Net cash provided by (used in) financing activities	908	(8,996)
Effect of exchange rates on cash	(31)	138
Net increase (decrease) in cash and cash equivalents	7,246	(5,634)
Cash and cash equivalents, beginning of year	21,012	58,388
Cash and cash equivalents, end of period	$28,258	$52,754

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13	$99
Income tax refunds, net	$-	$(58)

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2013, or any future interim period.

The income tax rate utilized for interim financial statement purposes for the three months ended September 30, 2012 is based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2013.

During the quarter, the Company adopted Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income.  This ASU provides companies two choices for presenting net income and comprehensive income: in a single continuous statement, or in two separate, but consecutive, statements.  Presenting comprehensive income in the statement of equity is no longer an option.  The Company presented the condensed consolidated statements of comprehensive income as a consecutive statement after the condensed consolidated statements of income.

(1)  Securities
The amortized cost and fair value of securities are as follows:

	September 30, 2012
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$7,526	$22	$-	$7,548
Corporate bonds	8,379	43	-	8,422
Federal agency bonds	1,449	3	-	1,452
Total securities held to maturity	$17,354	$68	$-	$17,422

	June 30, 2012
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$13,008	$29	$-	$13,037
Corporate bonds	8,420	-	(2)	8,418
Federal agency bonds	1,449	1	-	1,450
Total securities held to maturity	$22,877	$30	$(2)	$22,905

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

	September 30, 2012		June 30, 2012
	Amortized Cost	Fair value	Amortized Cost	Fair value
(amounts in thousands)

Within one year	$7,732	$7,755	$11,220	$11,246
One year to three years	9,622	9,667	11,657	11,659
Total	$17,354	$17,422	$22,877	$22,905

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)  Fair Value Measurements
The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of September 30, 2012 and June 30, 2012 because of the short maturity of these instruments.  Also, the Company’s carrying cost for its revolving credit note approximates fair value.  Cash equivalents are carried at cost, which approximates fair value.

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

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2012 and June 30, 2012:

(amounts in thousands)
	Total Carrying Value at September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$5,856	$5,856	$-	$-

(amounts in thousands)
	Total Carrying Value at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$188	$188	$-	$-

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2012.

(3)  Intangible Assets
The major components of intangible assets are as follows:

	September 30, 2012		June 30, 2012
(amounts in thousands)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount

Amortizable intangible assets:
Customer relationships (10 years)	$7,530	$4,405	$7,530	$4,593
Developed technology (5 years)	780	130	780	169
Non-competition agreements (4 years)	1,130	-	1,130	28
Total	$9,440	4,535	$9,440	4,790

Non-amortizable intangible assets:
Trade names		2,980		2,980
Total intangible assets		$7,515		$7,770

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible asset amortization expense for the three months ended September 30, 2012 and 2011 aggregated $0.3 million in each period.  Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense. There have been no changes to the goodwill balance in the three months ended September 30, 2012.

(4) Inventories
Inventories are summarized as follows:

(amounts in thousands)	September 30, 2012	June 30, 2012
Raw materials	$21,030	$20,339
Work in process	12,330	11,289
Finished goods	3,494	4,815
	$36,854	$36,443

(5) Property, Plant, and Equipment
Components of property, plant, and equipment consist of the following:

(amounts in thousands)	September 30, 2012	June 30, 2012
Land and land improvements	$4,559	$5,167
Construction-in-process	1,443	1,769
Buildings, furniture, and fixtures	30,547	35,706
Machinery and equipment	74,772	73,419
	111,321	116,061
Less accumulated depreciation	(69,109)	(68,890)
	$42,212	$47,171

During the quarter ended September 30, 2012, the Company accepted an unsolicited offer from a neighboring business to purchase the Salem, New Hampshire land and building, and expects to close on the sale in the second quarter ending December 31, 2012.  After closing, the Wireless Group’s Salem location will continue to operate out of this facility as a tenant. As of September 30, 2012, the Company recorded the assets as held for sale on the condensed consolidated balance sheet.

(6) Accrued Expenses
Accrued expenses consist of the following:

(amounts in thousands)	September 30, 2012	June 30, 2012
Compensation	$2,100	$2,254
Commissions & other	1,332	769
Health insurance	1,153	903
	$4,585	$3,926

(7) Other Liabilities
Other liabilities consist of the following:

(amounts in thousands)	September 30, 2012	June 30, 2012
Deferred compensation	$348	$358
Supplemental retirement plan	906	877
Accrued lease	1,018	1,121
Warranty accrual	181	181
Income tax liability	254	251
Deferred grant income	-	375
Interest & other	416	206
	3,123	3,369
Less current portion	(2,334)	(2,068)
	$789	$1,301

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company provides warranty policies on its products. In addition, the Company incurs costs to service our products in connection with specific product performance issues. Liabilities for product warranties are based upon expected future product performance and durability, and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in product warranty reserves are as follows:

		(amounts in thousands)
Balance as of July 1, 2011	$277	Balance as of July 1, 2012	$181
Additions	70	Additions	38
Costs incurred	(33)	Costs incurred	(38)
Adjustments	(47)	Adjustments	-
Balance as of September 30, 2011	$267	Balance as of September 30, 2012	$181

(8)  Long-term Debt Obligation
The Company has a $50 million revolving credit facility (Line) agreement with Key Bank National Association (Lender).  The Line bears interest at the 90-day London inter-bank offer rate (LIBOR), plus 100 to 200 basis points, or at the Lender’s prime rate, plus 0 to 75 basis points, based upon the Company's earnings before interest and taxes and depreciation and amortization (EBITDA) performance at the end of each quarter as measured by the leverage ratio, total indebtedness divided by EBITDA.  The Company pays a commitment fee (10 to 40 basis points) for any unused portion of the Line, up to $50 million, based upon the same EBITDA formula identified above.  The Company has an option to borrow an additional $50 million, $100 million total, subject to the approval of the Lender.

The Company’s indebtedness and obligations are guaranteed by five of the Company’s domestic subsidiaries, as well as an assignment of the Company’s interest in its foreign subsidiary.  Certain financial and compliance covenants also need to be met on a quarterly basis (leverage ratio, minimum liquidity, and interest coverage). The principle payments are due on the maturity date, August 2014.

For the three months ended September 30, 2012, the weighted average interest rate on the outstanding borrowings was 1.3%. In the three months ended September 30, 2012, the Company borrowed $8.0 million under the revolving credit facility.

(9)  Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the Company’s Comprehensive Long-Term Incentive Plan.  The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include anti-dilutive shares aggregating 10,000 and 11,000 for the three months ended September 30, 2012 and 2011, respectively.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

	Three Months Ended September 30
(amounts in thousands)	2012	2011
Numerator:
Net income	$2,854	$2,529
Denominator:
Denominator for basic earnings per share outstanding	12,999	14,129
Denominator for diluted earnings per share:
Weighted average shares outstanding	12,999	14,129
Common stock options and restricted stock	677	674
Weighted average shares	13,676	14,803

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)  Employee Benefit Plans
Defined Benefit Plan
Components of net periodic pension cost for the three months ended September 30, are as follows:

	2012	2011
(amounts in thousands)
Service cost	$118	$95
Interest cost	210	225
Expected return on plan assets	(240)	(264)
Amortization of the unrecognized loss	203	80
Net periodic benefit cost	$291	$136

Required contributions for fiscal 2013 are approximately $1.3 million.

Postretirement Health Benefit Plan
Components of net periodic postretirement benefit cost for the three months ended September 30, are as follows:

	2012	2011
(amounts in thousands)
Service cost	$3	$8
Interest cost	6	17
Amortization of the unrecognized loss	(52)	(18)
Amortization of the prior service cost	(18)	(5)
Net periodic benefit cost	$(61)	$2

(11)  Accumulated Other Comprehensive Income (Loss)
The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation adjustment	Defined benefit pension plan liability	Mark to market available-for-sale securities	Accumulated other comprehensive income (loss)
(amounts in thousands)
Balances at June 30, 2011	$2,022	$(2,625)	$-	$(603)
Current period change	139	(2)	-	137
Balances at September 30, 2011	$2,161	$(2,627)	$-	$(466)

Balances at June 30, 2012	$2,315	$(5,341)	$-	$(3,026)
Current period change	(30)	-	-	(30)
Balances at September 30, 2012	$2,285	$(5,341)	$-	$(3,056)

(12) Segment and Related Information
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

The following table reflects the operating results of the segments consistent with the Company’s internal financial reporting process.  The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

(amounts in thousands)	Wireless	Space & Defense	Unallocated	Consolidated
Net sales (Three Months Ended):
September 30, 2012	$13,202	$25,860	$-	$39,062
September 30, 2011	18,213	20,507	-	38,720
Operating income (loss) (Three Months Ended)
September 30, 2012	1,858	2,134	-	3,992
September 30, 2011	3,684	(95)	-	3,589
Goodwill and intangible assets:
September 30, 2012	30,716	19,142	-	49,858
June 30, 2012	30,716	19,397	-	50,113

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.  The following condensed discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties.  The Company’s results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q and factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Overview
The condensed consolidated financial statements present the financial condition of the Company as of September 30, 2012 and June 30, 2012, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2012 and 2011.

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

The Company operates in the wireless communications, satellite communications and defense electronics markets all of which have been affected by the current economic climate and recession. The United States defense budget has a direct impact on the level of funding available for programs that the Company currently participates in or has targeted for future participation. We continue to assess the effect of the 2012/ 2013 defense budget on these programs and, to date have seen only minimal negative impact on our anticipated Space & Defense Group order rate.  The economic downturn has negatively impacted the worldwide Wireless infrastructure market as the market has delayed or downsized system expansions and upgrades.   Wireless Group sales have declined in the first three months of fiscal 2013, compared to the first quarter of fiscal 2012 due to the softening of demand for standard components beginning in the fourth quarter of calendar 2011. Demand for consumer and infrastructure standard components has rebounded from the lowest levels of fiscal 2012 and the Company is cautiously optimistic about fiscal 2013 component shipment levels.

Second Quarter of Fiscal 2013 Outlook
For the second quarter of fiscal 2013, we anticipate comparable sales for both the Wireless and Space & Defense Groups compared to the first quarter levels. As a result, we expect net sales to be in the range of $37 to $41 million.  We expect earnings per diluted share, absent the effect of any one-time events, to be in the range of $0.17 - $0.25, using an anticipated tax rate of approximately 32% and inclusive of approximately $0.05 per share related to expected non-cash equity based compensation expense and amortization of intangibles.

Results of Operations
Net sales for the three months ended September 30, 2012 were $39.1 million, up 0.9% from sales of $38.7 million for the first quarter of fiscal 2012.  Net income for the first quarter of fiscal 2013 was $2.9 million, or 7.3% of net sales, up $0.4 million from net income of $2.5 million in the first quarter of fiscal 2012.

The following table sets forth the percentage relationships of certain items from the Company’s condensed consolidated statements of income as a percentage of net sales.

	Three Months Ended
	September 30, 2012	September 30, 2011
Net sales	100.0%	100.0%
Cost of sales	63.1%	62.5%
Gross profit	36.9%	37.5%
Operating expenses:
Marketing	6.5%	6.7%
Research and development	8.5%	10.1%
General and administrative	11.7%	11.4%
Total operating expenses	26.7%	28.2%
Operating income	10.2%	9.3%
Other income (expense):
Other income	0.6%	0.4%
Interest expense	(0.1%)	(0.3%)
Total other income, net	0.5%	0.1%
Income before income tax expense	10.7%	9.4%
Income tax expense	3.4%	2.9%
Net income	7.3%	6.5%

The following table summarizes the Company’s net sales by operating segments for the periods indicated.

	Three Months Ended
	Sept. 30, 2012	Sept. 30, 2011
(amounts in thousands)
Wireless Group	$13,202	$18,213
Space & Defense Group	25,860	20,507
Total	$39,062	$38,720

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Net sales.  Net sales were $39.1 million for the first quarter of fiscal 2013, up 0.9% compared to $38.7 million for the first quarter of fiscal 2012.  Sales of Wireless Group products fell $5.0 million, or 27.5%, and sales of Space & Defense Group products rose $5.4 million, or 26.1%, in the current first quarter compared to the first quarter of fiscal 2012.

The decline in sales of Wireless Group products, which consist of standard components for use in building wireless base station and consumer equipment, was the result of a substantial decrease in demand from Wireless infrastructure customers beginning in the latter half of the first quarter of fiscal 2012 and continuing through the current first quarter of fiscal 2013.  Sales of these products dropped $5.0 million in the current first quarter over the first quarter of fiscal 2012 due to declining orders from both European OEMs and Asian contract manufacturers. Sales of Wireless Group products rebounded approximately 30% in the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013 compared to the Wireless Group sales low point of $10.2 million in the third quarter last year. Wireless Group sales are expected to remain at or above first quarter levels throughout fiscal 2013 based on the increased customer demand the Company is presently experiencing. Current customer forecasts for the remainder of calendar 2012 indicate stronger demand as the year progresses and the Company remains optimistic about fiscal 2013 component shipment levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military.  Sales of Space & Defense Group products rose $5.4 million, or 26.1% in the first quarter of fiscal 2013 compared to the first quarter of the previous fiscal year.  First quarter 2013 Space & Defense Group sales were comparable to sales in this group for the preceding last three quarters of fiscal 2012. The improvement over fiscal 2012 first quarter sales reflects both the  Space & Defense backlog level of approximately $95 - $100 million during the past twelve months and the resolution of production and customer specification issues which had delayed approximately $2.0 million of Space & Defense Group product shipments from the first to the second quarter of fiscal 2012. Quarterly Space & Defense Group sales are expected to remain at or above first quarter levels for the remainder of fiscal 2013.

Gross Profit.  Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs.  Gross profit for the first quarter of fiscal 2013 was $14.4 million, (36.9% of net sales), relatively unchanged from $14.5 million (37.5% of net sales) for the same quarter of the prior year.  Gross profit as a percent of sales decreased slightly in the first quarter of fiscal 2013 from the first quarter of fiscal 2012 due to a slightly less favorable product mix in both the Wireless and Space & Defense Groups, which resulted in a higher material content in the current quarter compared to the first quarter last year.

Marketing.  Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses.  Marketing expenses were $2.5 million (6.5% of net sales) for the first quarter of fiscal 2013, down from $2.6 million (6.7% of net sales) for the first quarter of fiscal 2012.  Marketing expenses in the current first quarter declined due to reductions in consulting and advertising costs in the current first quarter compared to the first quarter of fiscal 2012.

Research and Development.  Research and development expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development.  Research and development expenses were $3.3 million (8.5% of net sales) in the first quarter of fiscal 2013, down 15.0% from $3.9 million (10.1% of net sales) for the first quarter of fiscal 2012.  The decline resulted from a reduction in engineering personnel in the second quarter of fiscal 2012 due to a decline in design work and the reassignment of some engineering personnel to funded engineering development work in the Space & Defense Group. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group.The Company expects to maintain its current research and development efforts and spending levels in fiscal 2013.

General and Administrative.  General and administrative expenses consist of employee related expenses, incentive compensation, professional services, intangible amortization, travel related expenses and other corporate costs.  General and administrative expenses increased 3.1% to $4.5 million (11.7% of net sales) for the first quarter of fiscal 2013, from $4.4 million (11.4% of net sales) for the first quarter of fiscal 2012.  The increase in general and administrative expense in the current first quarter was due to increased compensation costs related to deferred compensation accruals and additional consultant expense. Quarterly general and administrative costs are expected to remain at current levels for the remainder of fiscal 2013.

Operating Income.  Operating income increased $0.4 million in the first quarter of fiscal 2013 to $4.0 million, (10.2% of net sales), compared to $3.6 million (9.3% of net sales) for the first quarter of fiscal 2012. This increase in operating income was a result of the $0.5 million decline in operating expenses, which offset the small negative impact on gross margins from the less favorable product mix during the current quarter.

On an operating segment basis, Wireless Group operating income was $1.9 million (14.1% of Group sales) for the first quarter of fiscal 2013, down $1.8 million from the Group’s operating income of $3.7 million (20.2% of Group sales) in the first quarter of fiscal 2012. The decline in Wireless Group operating income in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012, was due to the $5.0 million, or 27.5%, decline in Wireless Group sales. This significant decline in demand, year-over-year, has resulted in a large drop in production volumes and under absorption of Group manufacturing overhead and operating expenses in the current first quarter.

Space & Defense Group operating income was $2.1 million, or 8.3% of Group sales, in the first quarter of fiscal 2013, compared to a loss of $(0.1) million ((0.5)% of net group sales) for the first quarter of fiscal 2012.  Operating margins for this Group increased in the current first quarter due mainly to the $5.4 million increase in sales volume and the resulting efficiencies in production and operating expenses at those sales levels compared to the first quarter fiscal 2012 sales levels.

Other Income.  Other income primarily consists of interest income received on invested cash balances and rental income.  Other income was $0.2 million in the first quarter of fiscal 2013 compared to $0.1 million for the first quarter of last year.  Higher short-term interest rates and cash balances in China, year-over-year, have had a positive impact on interest income.  Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the first quarter of fiscal 2013 was minimal, compared to $0.1 million for the first quarter of fiscal 2012. Interest expense has remained relatively low and has declined due to the continuing low level of the 30 day London Inter-Bank Offer Rate (LIBOR) interest rate, and decline in outstanding loan balance for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. During the first quarter of fiscal 2013, the Company borrowed a total of $8 million, which is currently outstanding under the Line. These borrowings bear interest at the 30 day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance. The rate is reset monthly and for the second quarter of fiscal 2013 is expected to be approximately 1.3%.

Income Taxes.  Income taxes for the first quarter of fiscal 2013 were $1.3 million (3.4% of net sales), representing an effective tax rate of 32.0%.  This compares to income tax expense of $1.1 million (2.9% of net sales) for the first quarter of fiscal 2012, representing an effective tax rate of 30.7%.  The increase in the effective rate for the quarter is a result of the increase in taxable income, the expiration of the research and experimentation credit and the mix of foreign and domestic taxable income year over year. The projected effective tax rate for fiscal 2013 is expected to be approximately 32.0%.

Critical Accounting Policies
There have been no changes to the Company’s critical accounting policies, estimates, or judgments from those discussed in the Company’s 2012 Annual Report on Form 10-K.

Liquidity and Capital Resources
Net cash provided by operations for the first three months of fiscal 2013 was $2.1 million and primarily resulted from the level of net income before depreciation and non-cash equity based compensation expense.  The positive cash flow from net income for the first quarter of fiscal 2013 was off-set by a $3.9 million increase in accounts receivable resulting mainly from a lengthening of contractual payment terms for some larger Wireless Group customers and a $0.4 million increase in inventory.  Net cash provided by operations for the first three months of fiscal 2012 was $5.3 million and resulted primarily from the level of net income before depreciation, amortization and non-cash equity based compensation expense.  The positive cash flow from net income for the first quarter of fiscal 2012 was further enhanced by a $4.7 million decrease in receivables due to higher collections, which was off-set by a $2.6 million increase in inventory, a $1.5 million decrease in accounts payable and a $1.8 million net decline in other assets and liabilities.

Net cash provided by investing activities in the first three months of fiscal 2013 was $4.3 million and consisted of $5.4 million provided by maturities of marketable debt securities and $0.2 million provided by proceeds from a deposit on an asset held for sale, less $1.3 million used for capital additions. Net cash used for investing activities in the first three months of fiscal 2012 was $2.1 million and consisted of $0.1 million use for the net purchase of marketable debt securities and $2.0 million used for capital additions.

Net cash provided by financing activities was $0.9 million in the first three months of fiscal 2013 and consisted of $8.0 million provided by borrowings under the Company’s credit facility, $1.8 million of cash and tax benefits provided by the exercise of stock options, less $8.9 million used to purchase approximately 469,000 treasury shares. Net cash used in financing activities was $9.0 million in the first three months of fiscal 2012 and consisted of $3.2 million of cash and tax benefits provided by the exercise of stock options, less $10.0 million used to pay long-term debt and $2.2 million used to purchase approximately 118,000 treasury shares.

During the remainder of fiscal 2013, the Company anticipates that its primary cash requirement will be for capital expenditures and possible repurchase of the Company’s common stock. Capital expenditures for the remainder of fiscal 2013 are expected to be in the range of $5.0 - $6.0 million, 4-5% of anticipated sales, and will be funded from existing cash and investments, and expected cash flow generated by operations.

The Company has a $50.0 million revolving credit facility with its principal bank and currently, the Company has $8.0 million outstanding under the Line. These borrowings bear interest at the 30 day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance. The rate is reset monthly and for the second quarter of fiscal 2013 is expected to be approximately 1.3%.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transactions under the current Board authorization, depending on market conditions.  At September 30, 2012, there were approximately 0.4 million shares remaining under the current Board repurchase authorization.

At September 30, 2012, the Company had approximately $45.6 million in cash, cash equivalents, and marketable securities.  Included in the Company’s cash and cash equivalents balance is $16.1 million that is deposited in banks in China.  The Company has had positive operating cash flow for over ten years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

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

As of September 30, 2012, the Company had cash, cash equivalents and marketable securities of $45.6 million, all of which consisted of highly liquid investments in marketable debt securities.  The marketable debt securities at date of purchase have maturities within 3 years, are exposed to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical decrease in market interest rate of 10.0% would result in a nominal decrease to the earnings per diluted share.  Due to the relatively short maturities of the securities, continuing current unprecedented low market rates and the Company’s ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations.  Over time, however, declines in interest rate will reduce the Company’s interest income.

As of September 30, 2012, the Company had $8.0 million in outstanding debt under its Line with Key Bank National Association for which principal amounts are due in August 2014.  The Line bears interest at the 30-day London inter-bank offer rate (LIBOR), plus 100 to 200 basis points, or at the Lender’s prime rate, plus 0 to 75 basis points, based upon the Company's earnings before interest and taxes and depreciation and amortization (EBITDA) performance at the end of each quarter as measured by the leverage ratio, total indebtedness divided by EBITDA.  The Company pays a commitment fee (10 to 40 basis points) for any unused portion of the Line, up to $50 million, based upon the same EBITDA formula identified above.  For the three months ended September 30, 2012, the weighted average interest rate on the outstanding borrowings was 1.30%.  Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise.  A hypothetical increase in market interest rate of 10.0% would result in a nominal decrease to the earnings per diluted share. Due to the Company’s significant cash reserves and historical positive operating cash flow, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations.  Over time, however, increases in market interest rates will increase the Company’s interest expense.

Forward-Looking Cautionary Statement
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. The uncertainties and risk factors that could affect our Company, its business and actual results are described throughout this filing and in our 2012 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

Item 4.Controls and Procedures

A.    Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”) as of September 30, 2012.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

On May 9, 2012, the Board of Directors increased by an additional 1,000,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program.  The program, which may be suspended at any time without notice, has no expiration date.  The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated.  On September 30, 2012, 445,714 shares remained authorized for purchase, depending on market conditions.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2012	58,700	$19.50	58,700	855,525
August 2012	404,529	18.92	404,529	450,996
September 2012	5,282	19.03	5,282	445,714
Total	468,511	18.99	468,511	445,714

Item 6.	Exhibits

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

Anaren, Inc. (Registrant)

Date: Octboer 26, 2012	By:	/s/ Lawrence A. Sala
Lawrence A. Sala President & Chief Executive Officer

Date: Octboer 26, 2012	By:	/s/ George A. Blanton
George A. Blanton Sr. Vice President, Chief Financial Officer and Treasurer