Form 10-Q
period 2012-12-31
ANAREN  INC
filed 2013-01-25
CIK 6314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
 (Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares of Registrant’s Common Stock outstanding on January 16, 2013 was 13,165,364.

ANAREN, INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012 (unaudited)	3

	Condensed Consolidated Statements of Income for the Three Months Ended December 31, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Income for the Six Months Ended December 31, 2012 and 2011 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended December 31, 2012 and 2011 (unaudited)	6

	Condensed Consolidated Statements of Comprehensive Income for the Six Months Ended December 31, 2012 and 2011 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2012 and 2011 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21 - 22

Item 4.	Controls & Procedures	22

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	23

Officer Certifications		24 - 28

PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements
ANAREN, INC.
Condensed Consolidated Balance Sheets
December 31, 2012 and June 30, 2012
(in thousands, except per share amounts)
(unaudited)

	December 31, 2012	June 30, 2012
ASSETS
Assets:
Cash and cash equivalents	$29,979	$21,012
Securities held to maturity	5,144	11,220
Receivables, less allowances of $ 388 at December 31, 2012 and June 30, 2012.	32,283	29,521
Inventories	38,188	36,443
Prepaid expenses and other assets	5,679	4,666
Deferred income taxes	774	1,984
Total current assets	112,047	104,846
Securities held to maturity	8,470	11,657
Property, plant, and equipment, net	41,167	47,171
Goodwill	42,343	42,343
Other intangible assets, net	7,288	7,770
Total assets	$211,315	$213,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities and Stockholders’ Equity:
Accounts payable	$6,563	$8,604
Accrued expenses	4,150	3,926
Customer advance payments	1,168	1,307
Other liabilities	2,438	2,068
Total current liabilities	14,319	15,905
Deferred income taxes	2,196	1,472
Pension and postretirement benefit obligation	9,654	9,606
Long-term debt obligation	8,000	-
Other liabilities	1,294	1,301
Total liabilities	35,463	28,284
Stockholders' Equity:
Common stock, $0.01 par value. Authorized 200,000 shares; issued 29,662 and 29,359 at December 31, 2012 and June 30, 2012, respectively	297	294
Additional paid-in capital	227,107	223,032
Retained earnings	149,493	143,126
Accumulated other comprehensive loss	(3,012)	(3,026)
Total stockholders’ equity before treasury stock	373,885	363,426
Less 16,492 and 15,413 treasury shares at December 31, 2012 and June 30, 2012, respectively, at cost	198,033	177,923
Total stockholders' equity	175,852	185,503
Total liabilities and stockholders' equity	$211,315	$213,787

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Income
Three Months Ended December 31, 2012 and 2011
(in thousands, except per share amounts)
(unaudited)

	2012	2011

Net sales	$38,002	$35,737
Cost of sales	22,987	24,395
Gross profit	15,015	11,342
Operating Expenses:
Marketing	2,376	2,438
Research and development	3,243	3,124
General and administrative	4,317	4,372
Total operating expenses	9,936	9,934
Operating income	5,079	1,408
Other income (expense):
Interest expense	(47)	(53)
Other income	138	139
Total other income, net	91	86
Income before income tax expense	5,170	1,494
Income tax expense	1,657	320
Net income	$3,513	$1,174

Earnings per share:
Basic	$0.28	$0.08
Diluted	$0.27	$0.08

Weighted average common shares outstanding:
Basic	12,697	14,244
Diluted	13,191	14,861

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Income
Six Months Ended December 31, 2012 and 2011
(in thousands, except per share amounts)
(unaudited)

	2012	2011
Net sales	$77,064	$74,457
Cost of sales	47,634	48,591
Gross profit	29,430	25,866
Operating Expenses:
Marketing	4,915	5,033
Research and development	6,577	7,049
General and administrative	8,867	8,787
Total operating expenses	20,359	20,869
Operating income	9,071	4,997
Other income (expense):
Interest expense	(65)	(133)
Other income	360	279
Total other income, net	295	146
Income before income tax expense	9,366	5,143
Income tax expense	3,000	1,440
Net income	$6,366	$3,703

Earnings per share:
Basic	$0.50	$0.26
Diluted	$0.47	$0.25

Weighted average common shares outstanding:
Basic	12,848	14,180
Diluted	13,433	14,825

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended December 31, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011

Net income	$3,513	$1,174
Other comprehensive income
Minimum pension and postretirement liability adjustment	-	-
Net foreign currency translation adjustments	44	68
Other comprehensive income	44	68
Total comprehensive income	$3,557	$1,242

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Comprehensive Income
Six Months Ended December 31, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011

Net income	$6,366	$3,703
Other comprehensive income
Minimum pension and postretirement liability adjustment	-	(2)
Net foreign currency translation adjustments	14	209
Other comprehensive income	14	207
Total comprehensive income	$6,380	$3,910

                                       See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Cash Flows
Six Months Ended December 31, 2012 and 2011
(in thousands)
(unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,366	$3,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,830	4,166
Amortization	680	972
Deferred income taxes	693	511
Equity-based compensation	2,047	1,946

Changes in operating assets and liabilities:
Receivables	(2,762)	3,444
Inventories	(1,745)	(3,258)
Prepaid expenses and other assets	(1,010)	(961)
Accounts payable	(2,041)	(510)
Accrued expenses	224	(3,288)
Customer advance payments	(139)	315
Other liabilities	732	771
Pension and postretirement benefit obligation	48	41
Net cash provided by operating activities	6,923	7,852

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,184)	(4,371)
Proceeds from sale of Salem facility	5,230	-
Maturities of held to maturity securities	9,065	3,269
Purchases of held to maturity securities	-	(3,172)
Net cash provided by (used in) investing activities	12,111	(4,274)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt obligation	8,000	-
Payment on long-term debt obligation	-	(30,000)
Stock options exercised	1,476	4,229
Excess tax benefit	554	684
Purchase of treasury stock	(20,111)	(6,573)

Net cash used in financing activities	(10,081)	(31,660)
Effect of exchange rates on cash	14	207
Net increase (decrease) in cash and cash equivalents	8,967	(27,875)
Cash and cash equivalents, beginning of period	21,012	58,388
Cash and cash equivalents, end of period	$29,979	$30,513

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$66	$214
Income tax payments, net	$2,543	$1,476

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2013, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three months and six months ended December 31, 2012 are based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2013.

(1)  Securities
The amortized cost and fair value of securities are as follows:

	December 31, 2012
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$5,274	$13	$-	$5,287
Corporate bonds	7,640	37	-	7,677
Federal agency bonds	700	1	-	701
Total securities held to maturity	$13,614	$51	$-	$13,665

	June 30, 2012
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$13,008	$29	$-	$13,037
Corporate bonds	8,420	-	(2)	8,418
Federal agency bonds	1,449	1	-	1,450
Total securities held to maturity	$22,877	$30	$(2)	$22,905

Contractual maturities of marketable debt securities held to maturity are summarized as follows:
	December 31, 2012		June 30, 2012
(amounts in thousands)	Amortized Cost	Fair value	Amortized Cost	Fair value
Within one year	$5,144	$5,155	$11,220	$11,246
One year to three years	8,470	8,510	11,657	11,659
Total	$13,614	$13,665	$22,877	$22,905

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)  Fair Value Measurements
The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of December 31, 2012 and June 30, 2012 because of the short maturity of these instruments.  Also, the Company’s carrying value for its revolving credit facility approximates fair value. Cash equivalents are carried at cost, which approximates fair value.

Valuations on certain instruments are categorized into three levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2012:

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value at December 31, 2012

Cash equivalents	$1,248	$-	$-	$1,248

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2012:

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value at June 30, 2012

Cash equivalents	$188	$-	$-	$188

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between levels of the fair value hierarchy during the three and six months ended December 31, 2012.

(3)  Intangible Assets
The major components of intangible assets are as follows:

	December 31, 2012		June 30, 2012
(amounts in thousands)	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount

Amortizable intangible assets:
Customer relationships	$7,530	$4,217	$7,530	$4,593
Developed technology	780	91	780	169
Non-competition agreements	1,130	-	1,130	28
Total	$9,440	4,308	$9,440	4,790

Non-amortizable intangible assets:
Trade names		2,980		2,980
Total intangible assets		$7,288		$7,770

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible asset amortization expense for the three months ended December 31, 2012 and 2011 aggregated $0.2 million and $0.3 million, respectively; and for the six months ended December 31, 2012 and 2011 aggregated $0.5 million and $0.6 million, respectively.  Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-competition agreements and customer relationships is recorded in general and administrative expense. There have been no changes to the goodwill balance in the three and six months ended December 31, 2012.

(4) Inventories
Inventories are summarized as follows:

(amounts in thousands)	December 31, 2012	June 30, 2012
Raw materials	$21,232	$20,339
Work in process	13,257	11,289
Finished goods	3,699	4,815
	$38,188	$36,443

(5) Property, Plant, and Equipment

Components of property, plant, and equipment consist of the following:

(amounts in thousands)	December 31, 2012	June 30, 2012
Land and land improvements	$4,559	$5,167
Construction-in-process	1,101	1,769
Buildings, furniture, and fixtures	30,858	35,706
Machinery and equipment	75,446	73,419
	111,964	116,061
Less accumulated depreciation	(70,797)	(68,890)
	$41,167	$47,171

During the quarter ended September 30, 2012, the Company accepted an unsolicited offer from a neighboring business to purchase its Salem, New Hampshire land and building, and during the quarter ended December 31, 2012, the Company closed on the sale and leased back a portion of the land and building.  The Wireless Group’s Salem location will continue to operate out of the facility.  The sale and leaseback transaction resulted in a $0.9 million gain that will be deferred over the reasonably assured lease term, which is 8 years.  Details of the sale include $5.2 million in cash received, net book value of the land and building of $4.3 million, and no ownership rights existing after the purchase. The lease terms include an initial term of five years, three renewal options of three years each, no bargain purchase option, 2-3% rent increases over the initial term, annual rent of approximately $0.3 million, and occupancy related costs including payment of property taxes, insurance and utilities.

(6) Accrued Expenses

Accrued expenses consist of the following:

(amounts in thousands)	December 31, 2012	June 30, 2012
Compensation	$2,350	$2,254
Commissions & other	1,202	769
Health insurance	598	903
	$4,150	$3,926

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7) Other Liabilities

Other liabilities consist of the following:

(amounts in thousands)	December 31, 2012	June 30, 2012
Deferred compensation	$342	$358
Supplemental retirement plan	936	877
Accrued lease	870	1,121
Warranty accrual	181	181
Income tax liability	257	251
Deferred gain	871	-
Interest & other	275	581
	3,732	3,369
Less current portion	(2,438)	(2,068)
	$1,294	$1,301

The Company provides warranty policies on its products. In addition, the Company incurs costs to service its products in connection with specific product performance issues. Liabilities for product warranties are based upon expected future product performance and durability, and are estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in product warranty reserves are as follows:

(amounts in thousands)		(amounts in thousands)
Balance as of July 1, 2011	$277	Balance as of July 1, 2012	$181
Additions	143	Additions	168
Costs incurred	(75)	Costs incurred	(164)
Adjustments	(169)	Adjustments	(4)
Balance as of December 31, 2011	$176	Balance as of December 31, 2012	$181

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

For the three and six months ended December 31, 2012, the weighted average interest rate on the outstanding borrowings, excluding the commitment fees of .10%, was 1.3%. At December 31, 2012 and June 30, 2012, the Company had $8.0 million and $0 outstanding under the revolving credit facility, respectively.

(9)  Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the Company’s Comprehensive Long-Term Incentive Plan.  The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include anti-dilutive shares aggregating 153,000 and 169,000 for the three and six months ended December 31, 2012 and 2011, respectively.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the computation of basic and fully diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31		December 31
(amounts in thousands)	2012	2011	2012	2011
Numerator:
Net income	$3,513	$1,174	$6,366	$3,703

Denominator:
Denominator for basic earnings per share outstanding	12,697	14,244	12,848	14,180

Denominator for diluted earnings per share:
Weighted average shares outstanding	12,697	14,244	12,848	14,180
Common stock options and restricted stock	494	617	585	645

Weighted average shares	13,191	14,861	13,433	14,825

(10)  Employee Benefit Plans
Defined Benefit Plan
Components of net periodic pension cost for the three and six months ended December 31, are as follows:
	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
(amounts in thousands)
Service cost	$118	$94	$236	$188
Interest cost	210	225	420	450
Expected return on plan assets	(240)	(264)	(480)	(528)
Amortization of the unrecognized loss	203	80	406	160
Net periodic benefit cost	$291	$135	$582	$270

Required contributions for fiscal 2013 are approximately $1.3 million.

Postretirement Health Benefit Plan
Components of net periodic postretirement benefit cost for the three and six months ended December 31, are as follows:
	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
(amounts in thousands)
Service cost	$3	$8	$6	$16
Interest cost	6	17	12	34
Amortization of the unrecognized loss	(52)	(18)	(104)	(36)
Amortization of the prior service cost	(18)	(5)	(36)	(10)
Net periodic benefit cost (benefit)	$(61)	$2	$(122)	$4

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11)  Accumulated Other Comprehensive Income (Loss)
The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation adjustment	Defined benefit pension plan liability	Accumulated other comprehensive income (loss)
(amounts in thousands)
Balances at June 30, 2011	$2,022	$(2,625)	$(603)
Other comprehensive income-quarter ended September 30, 2011	141	(2)	139
Other comprehensive income-quarter ended December 31, 2011	68	-	68
Balances at December 31, 2011	$2,231	$(2,627)	$(396)

Balances at June 30, 2012	$2,315	$(5,341)	$(3,026)
Other comprehensive income-quarter ended September 30, 2012	(30)	-	(30)
Other comprehensive income-quarter ended December 31, 2012	44		44
Balances at December 31, 2012	$2,329	$(5,341)	$(3,012)

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

The following table reflects the operating results of the segments consistent with the Company’s internal financial reporting process.  The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

(amounts in thousands)	Wireless	Space & Defense	Unallocated	Consolidated
Net sales (Three Months Ended):
December 31, 2012	$12,849	$25,153	$-	$38,002
December 31, 2011	10,793	24,944	-	35,737
Net sales (Six Months Ended):
December 31, 2012	26,051	51,013	-	77,064
December 31, 2011	29,007	45,450	-	74,457
Operating income (loss) (Three Months Ended)
December 31, 2012	2,029	3,050	-	5,079
December 31, 2011 (1)	(861)	2,367	(98)	1,408
Operating income (Six Months Ended)
December 31, 2012	3,887	5,184	-	9,071
December 31, 2011 (1)	2,822	2,273	(98)	4,997
Goodwill and intangible assets:
December 31, 2012	30,716	18,915	-	49,631
June 30, 2012	30,716	19,397	-	50,113

(1)	Unallocated amounts relate to the lease expense incurred on the Company’s operating lease located in England.

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

Overview
The condensed consolidated financial statements present the financial condition of the Company as of December 31, 2012 and June 30, 2012, and the consolidated results of operations and cash flows of the Company for the three and six months ended December 31, 2012 and 2011.

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

The Company operates in the wireless communications, satellite communications and defense electronics markets all of which have been affected by the current economic climate and recession. The United States defense budget has a direct impact on the level of funding available for programs that the Company currently participates in or has targeted for future participation. We continue to assess the effect of the 2012/ 2013 defense budget on these programs and, to date have seen only minimal negative impact on our anticipated Space & Defense Group order rate.  The economic downturn has negatively impacted the worldwide Wireless infrastructure market as the market has delayed or downsized system expansions and upgrades.   Wireless Group sales have declined in the first six months of fiscal 2013, compared to the first six months of fiscal 2012 due to the softening of demand for standard components beginning in the fourth quarter of calendar 2011. Demand for consumer and infrastructure standard components has rebounded from the lowest levels of fiscal 2012 and the Company is cautiously optimistic about fiscal 2013 component shipment levels.

Third Quarter of Fiscal 2013 Outlook
For the third quarter of fiscal 2013, we anticipate comparable sales for the Wireless Group and an increase in sales for the Space & Defense Group compared to the second quarter levels.  As a result, we expect net sales to be in the range of $37 to $41 million.  We expect GAAP net earnings, inclusive of a tax benefit of approximately $0.09 per share related to of the impact of the reinstatement of the Federal Research and Experimentation credit retroactive to January 1, 2012, to be in the range of $0.29 - $0.37 per diluted share for the third quarter.

Results of Operations
Net sales for the three months ended December 31, 2012 were $38.0 million, up 6.3% from sales of $35.7 million for the second quarter of fiscal 2012.  Net income for the second quarter of fiscal 2013 was $3.5 million, or 9.2% of net sales, up $2.3 million from net income of $1.2 million in the second quarter of fiscal 2012.

The following table sets forth the percentage relationships of certain items from the Company’s condensed consolidated statements of income as a percentage of net sales.

	Three Months Ended		Six Months Ended
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	60.5%	68.3%	61.8%	65.3%
Gross profit	39.5%	31.7%	38.2%	34.7%

Operating Expenses:
Marketing	6.3%	6.8%	6.4%	6.8%
Research and development	8.5%	8.7%	8.5%	9.4%
General and administrative	11.3%	12.3%	11.5%	11.8%
Total operating expenses	26.1%	27.8%	26.4%	28.0%

Operating income	13.4%	3.9%	11.8%	6.7%

Other income (expense):
Interest expense	(0.2)%	(0.1)%	(0.1)%	(0.2)%
Other, primarily interest income	0.4%	0.4%	0.5%	0.4%
Total other income	0.2%	0.3%	0.4%	0.2%

Income before income tax expense	13.6%	4.2%	12.2%	6.9%
Income tax expense	4.4%	0.9%	3.9%	1.9%
Net income	9.2%	3.3%	8.3%	5.0%

The following table summarizes the Company’s net sales by operating segments for the periods indicated. Amounts are in thousands.

	Three Months Ended		Six months Ended
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011
Wireless	$12,849	$10,793	$26,051	$29,007
Space and Defense	25,153	24,944	51,013	45,450
Total	$38,002	$35,737	$77,064	$74,457

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011
Net sales.  Net sales were $38.0 million for the second quarter of fiscal 2013, up 6.3% compared to $35.7 million for the second quarter of fiscal 2012.  Sales of Wireless Group products increased $2.1 million, or 19.0%, while sales of Space & Defense Group products rose $0.2 million, or 0.8%, in the current second quarter compared to the second quarter of fiscal 2012.

The increase in sales of Wireless Group products, which consist of standard components for use in building wireless base station and consumer equipment, was the result of the current rebound in worldwide demand for Wireless infrastructure components from the depressed levels experienced in the second and third quarter of fiscals 2012 due to declining orders from both European original equipment manufacturers (OEMs) and Asian contract manufacturers. Sales of Wireless Group products have rebounded approximately 20% in the current second quarter of fiscal 2013 compared to the Wireless Group sales of $10.8 million in the second quarter last year. Wireless Group quarterly sales are expected to remain relatively flat throughout fiscal 2013 based on current customer demand.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military.  Sales of Space & Defense Group products rose $0.2 million, or 0.8% in the second quarter of fiscal 2013 compared to the second quarter of the previous fiscal year.  Second quarter 2013 Space & Defense Group sales were comparable to sales in this group for the preceding last three quarters of fiscal 2012 and the first quarter of 2013. The current sales levels, compared to fiscal 2012 second quarter sales, reflects both the Space & Defense backlog levels of approximately $95 - $105 million during the past twelve months and the resolution of production and customer specification issues which has allowed for consistent quarterly Space & Defense Group product shipments over the trailing twelve month period. Quarterly Space & Defense Group sales are expected to exceed second quarter levels for the remainder of fiscal 2013.

Gross Profit.  Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs.  Gross profit for the second quarter of fiscal 2013 was $15.0 million, (39.5% of net sales), up $3.7 million from $11.3 million (31.7% of net sales) for the same quarter of the prior year.  Gross profit as a percent of sales increased significantly in the second quarter of fiscal 2013 from the second quarter of fiscal 2012 due to a more favorable product mix in both the Wireless and Space & Defense Groups, which resulted in a decline in material content in the current quarter compared to the second quarter last year. Additionally, gross profit in the current second quarter was enhanced by lower payroll due to personnel reductions in the second quarter of fiscal 2012 and health care costs due to a significant improvement in large healthcare claim expenses in the Company’s self-insured program in the current second quarter compared to last year.

Marketing.  Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses.  Marketing expenses were $2.4 million (6.3% of net sales) for the second quarter of fiscal 2013, unchanged from $2.4 million (6.8% of net sales) for the second quarter of fiscal 2012.  Marketing expenses in the current second quarter remained flat as reductions in consulting, advertising, and support costs in the current quarter were offset by higher commissions and personnel costs compared to the second quarter of fiscal 2012.

Research and Development.  Research and development expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development.  Research and development expenses were $3.2 million (8.5% of net sales) in the second quarter of fiscal 2013, up 3.8% from $3.1 million (8.7% of net sales) for the second quarter of fiscal 2012.  The increase resulted from the completion of a number of customer funded Space & Defense Group development projects over the past six months, allowing personnel to be assigned to internal development work for that Group in the current quarter. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. The Company expects to maintain its current research and development efforts and spending levels for the remainder of fiscal 2013.

General and Administrative.  General and administrative expenses consist of employee related expenses, incentive compensation, professional services, intangible amortization, travel related expenses and other corporate costs.  General and administrative expenses decreased 1.3% to $4.3 million (11.3% of net sales) for the second quarter of fiscal 2013, from $4.4 million (12.3% of net sales) for the second quarter of fiscal 2012.  The decrease in general and administrative expense in the current quarter was due to a reduction in consulting and professional service expenses, year over year, in the current second quarter. Quarterly general and administrative costs are expected to remain at current levels for the remainder of fiscal 2013.

Operating Income.  Operating income increased $3.7 million in the second quarter of fiscal 2013 to $5.1 million, (13.4% of net sales), compared to $1.4 million (3.9% of net sales) for the second quarter of fiscal 2012. This increase in operating income was a result of the $2.3 million rise in sales coupled with no increase in operating expenses. Additionally, a more favorable product mix, which included a five percentage point reduction in material content, drove a 7.8 percentage point increase in gross margins during the current second quarter compared to the same quarter last year.

On an operating segment basis, Wireless Group operating income was $2.0 million (15.8% of Group sales) for the second quarter of fiscal 2013, up $2.9 million from the Group’s operating loss of $(0.9) million (7.9% of Group sales) in the second quarter of fiscal 2012. The rise in Wireless Group operating income in the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012, was due to the $2.1 million, or 19.0%, increase in Wireless Group sales coupled with a $0.3 million reduction in operating expenses and a more favorable product mix resulting in lower material content. Additionally, lower production costs in the current quarter resulting from the personnel and expense reductions in the first half of fiscal 2012 had a large impact on margins in the current second quarter compared to the same quarter last year.

Space & Defense Group operating income was $3.1 million, (12.1% of Group sales) in the second quarter of fiscal 2013, compared to operating income of $2.4 million, (9.5% of Group sales) for the second quarter of fiscal 2012.  Operating margins for this Group increased in the current first quarter due mainly to the $1.1 million increase in gross margin compared to the second quarter last year. Gross margin improvement resulted from a more favorable product mix with more mature production, lower material content products and lower production costs resulting from the personnel and expense reductions in the first half of fiscal 2012.

Other Income.  Other income primarily consists of interest income received on invested cash balances and rental income.  Other income was $0.1 million in the second quarter of fiscal 2013 compared to $0.1 million for the second quarter of last year.  Higher short-term interest rates and cash balances in China, year-over-year, have had a positive impact on interest income.  Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the second quarter of fiscal 2013 was flat, compared to the second quarter of fiscal 2012 and was less than $0.1 million. Interest expense has remained relatively low and has declined due to the continuing low level of the 30 day London Inter-Bank Offer Rate (LIBOR) interest rate. During the first quarter of fiscal 2013, the Company borrowed a total of $8 million, which is currently outstanding under the Line. These borrowings bear interest at the 30 day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance. The rate is reset monthly and for the third quarter of fiscal 2013 is expected to be approximately 1.3%.

Income Taxes.  Income taxes for the second quarter of fiscal 2013 were $1.7 million (4.4% of net sales), representing an effective tax rate of 32.0%.  This compares to income tax expense of $0.3 million (0.9% of net sales) for the second quarter of fiscal 2012, representing an effective tax rate of 21.4%.  The increase in the effective rate for the second quarter of fiscal 2013 is a result of the increase in taxable income, the expiration of the research and experimentation credit and the mix of foreign and domestic taxable income year over year. The projected effective tax rate for fiscal 2013, absent one-time events and adjusted for the reinstatement of the Federal Research and Experimentation credit in January 2013 is expected to be approximately 27 – 28%%.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011
Net sales. Net sales were $77.1 million for the first half of fiscal 2013, up 3.5% compared to $74.5 million for the first half of fiscal 2012. Sales of Wireless Group products fell $3.0 million, or 10.2%, and sales of Space & Defense Group products increased $5.6 million, or 12.2%, in the current first six months compared to the first half of fiscal 2012.

The decline in sales of Wireless Group products in the first half of fiscal 2013 compared to the first half of fiscal 2012 was the result of a substantial decrease in demand for Wireless infrastructure products beginning in the latter half of the fiscal 2012 first quarter, which dropped the quarterly Wireless Group sales rate from over $18.0 million in the first quarter last year to the current $12.0 - $13.0 million run rate. Sales of these products dropped $3.0 million in the first six months of fiscal 2013 compared to the first six months of fiscal 2012 due to declining orders from both European OEMs and Asian contract manufacturers.Wireless Group sales have stabilized and are expected to remain relatively flat throughout fiscal 2013 based on current customer demand.

Sales of Space & Defense Group products increased $5.6 million, or 12.2% in the first half of fiscal 2013 compared to the first half of the previous fiscal year. First and second quarter fiscal 2013 Space & Defense Group sales were comparable to sales in this Group for the preceding last three quarters of fiscal 2012. The improvement over fiscal 2012 first six months sales reflects both the Space & Defense Group backlog level of approximately $95 - $105 million during the past twelve months and the resolution of production and customer specification issues which has allowed for consistent quarterly Space & Defense Group product shipments over the trailing twelve month period. Quarterly Space & Defense Group sales are expected to exceed first and second quarter levels for the remainder of fiscal 2013.

Gross Profit. Gross profit for the first half of fiscal 2013 was $29.4 million, (38.2% of net sales), up from $25.9 million (34.7% of net sales) for the same period of the prior year. Gross profit as a percent of sales increased significantly in the first half of fiscal 2013 from the first half of fiscal 2012 due to efficiencies from the higher sales levels and a more favorable product mix in both the Wireless and Space & Defense Groups, which resulted in a decline in material content in the current first six months compared to the first six months of last year. Additionally, gross profit in the first half of fiscal 2013 was enhanced by lower payroll and health care costs due to personnel reductions in the first half of fiscal 2012 and a substantial reduction in healthcare costs in the Company’s self-insured program, for the current first six months compared to the same period in fiscal 2012.

Marketing.  Marketing expenses were $4.9 million (6.4% of net sales) for the first half of fiscal 2013 down $0.1 million from $5.0 million (6.8% of net sales) for the first half of fiscal 2012.  Marketing expenses in the current first half declined slightly due to lower advertising, marketing support and travel expenses, which off-set higher commission expenses in the current first six months compared to the first half of fiscal 2012.

Research and Development.  Research and development expenses were $6.6 million (8.5% of net sales) in the first half of fiscal 2013, down 6.7% from $7.0 million (9.4% of net sales) for the first half of fiscal 2012.  The decline in fiscal 2013 research and development expenditures resulted from a reduction in engineering personnel at the beginning of the second quarter of fiscal 2012 due to a reduction in design work and the reassignment of some engineering personnel to funded engineering development work in the Space & Defense Group. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer product opportunities, as well as new technology development in the Space & Defense Group. The Company expects to maintain its current research and development efforts and spending levels in the second half of fiscal 2013, and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses were $8.9 million (11.5% of net sales) for the first half of fiscal 2013, relatively unchanged from $8.8 million (11.8% of net sales) for the first half of fiscal 2012.  The small increase in general and administrative expense in the current first half was due to increased compensation costs related to deferred compensation accruals and additional consultant expense. General and administrative costs are expected to remain at current levels for the remainder of fiscal 2013.

Operating Income.  Operating income increased $4.1 million in the first half of fiscal 2013 to $9.1 million, (11.8% of net sales), compared to $5.0 million (6.7% of net sales) for the first half of fiscal 2012. This increase in operating income was a result of the $2.6 million rise in sales coupled with a $0.5 million decrease in operating expenses. Additionally, a more favorable product mix and a reduction in material content, as a percent of sales, drove a 3.5 percentage point increase in gross margins during the current first six months compared to the same six months last year.

On an operating segment basis, Wireless Group operating income was $3.9 million (14.9% of Group sales) for the first six months of fiscal 2013, up $1.1 million from the Group’s operating income of $2.8 million (9.7% of Group sales) in the first six months of fiscal 2012. The rise in Wireless Group operating income in the first half of fiscal 2013, compared to the first half of fiscal 2012, was due to a $1.3 million reduction in operating expenses consisting of a $0.9 million decline in group research and development spending and a $0.5 million decrease in general and administrative expense. Additionally, a more favorable product mix which resulted in lower material content and lower production costs resulting from the personnel and expense reductions instituted in the first half of fiscal 2012 had a large impact on improved Group gross margins in the current first six months compared to the same period last year.

Space & Defense Group operating income was $5.2 million, (10.2% of Group sales) in the first six months of fiscal 2013, compared to operating income was $2.3 million, (5.0% of Group sales) for the first six months of fiscal 2012.  Operating margins for this Group increased in the current first six months due mainly to the $3.8 million increase in gross margin compared to the same period last year. Gross margin improvement resulted from the $5.6 million increase in sales, a more favorable product mix with more mature production, lower material content products and lower production costs resulting from the personnel and expense reductions in the first half of fiscal 2012.

Other Income.  Other income was $0.4 million in the first half of fiscal 2013 up $0.1 million from the first half of last year.  Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the first half of fiscal 2013 and fiscal 2012 was $0.1 million. Interest expense has remained relatively low and has declined due to the continuing low level of the 30 day London Inter-Bank Offer Rate (LIBOR) interest rate. During the first quarter of fiscal 2013, the Company borrowed a total of $8 million, which is currently outstanding under the Line. These borrowings bear interest at the 30 day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance. The rate is reset monthly and for the third quarter of fiscal 2013 is expected to be approximately 1.3%.

Income Taxes.  Income tax expense for the first half of fiscal 2013 was $3.0 million (3.9% of net sales), representing an effective tax rate of 32.0%.  This compares to income tax expense of $1.4 million (1.9% of net sales) for the first half of fiscal 2012, representing an effective tax rate of 28.0%.  The increase in the effective rate for the first six months is a result of the increase in taxable income, the expiration of the research and experimentation credit and the mix of foreign and domestic taxable income year over year. The projected effective tax rate for fiscal 2013, absent one-time events and adjusted for the reinstatement of the Federal Research and Experimentation credit in January 2013 is expected to be approximately 28%.

Critical Accounting Policies
There have been no changes to the Company’s critical accounting policies, estimates, or judgments from those discussed in the Company’s 2012 Annual Report on Form 10-K.

Liquidity and Capital Resources
Net cash provided by operations for the first six months of fiscal 2013 was $6.9 million and resulted primarily from net income before depreciation, amortization and non-cash equity based compensation expense.  The positive cash flow from operations for the first six months was reduced by a $2.8 million increase in accounts receivable due to lengthening of customer terms, a $1.7 million increase in inventory due to the current higher sales levels, and a $2.0 million decrease in accounts payable.

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

Net cash provided by investing activities in the first six months of fiscal 2013 was $12.1 million and consisted of $9.1 million provided by maturities of marketable debt securities plus $5.2 million provided by proceeds from the sale and leaseback of the Company’s Salem, NH manufacturing facility, less $2.2 million used for capital additions.
Net cash used in investing activities in the first half of fiscal 2012 was $4.3 million and consisted of $4.4 million used to pay for capital additions which, was partially off-set by $0.1 million provided by the net maturities of held to  maturity debt securities.

Net cash used in financing activities was $10.1 million in the first six months of fiscal 2013 and consisted of $8.0 million provided by borrowings under the Company’s credit facility, $2.0 million of cash and tax benefits provided by the exercise of stock options, less $20.1 million used to purchase approximately 1.1 million treasury shares. Net cash used in financing activities in the first six months of fiscal 2012 was $31.7 million and consisted of $30.0 million used to pay down long-term debt and $6.6 million used to purchase approximately 374,000 treasury shares during the period, which were partially offset by $4.9 million generated by cash receipts and tax benefits from the exercise of stock options.

During the remainder of fiscal 2013, the Company anticipates that its primary cash requirement will be for capital expenditures and possible repurchase of the Company’s common stock. Capital expenditures for the remainder of fiscal 2013 are expected to be in the range of $3.0 - $4.0 million, (4-5% of anticipated sales), and will be funded from existing cash and investments, and expected cash flow generated by operations.

The Company has a $50.0 million revolving credit facility with its principal bank and currently has $8.0 million outstanding under the Line. These borrowings bear interest at the 30 day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance. The rate is reset monthly and for the third quarter of fiscal 2013 is expected to be approximately 1.3%.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transactions under the current Board authorization, depending on market conditions.  At December 31, 2012, there were approximately 1.3 million shares remaining under the current Board repurchase authorization.

At December 31, 2012, the Company had approximately $43.6 million in cash, cash equivalents, and marketable securities.  Included in the Company’s cash and cash equivalents balance is $16.4 million that is deposited in banks in China.  The Company has had positive operating cash flow for over twelve years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

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

As of December 31, 2012, the Company had cash, cash equivalents and marketable securities of $43.6 million, all of which consisted of highly liquid investments in marketable debt securities.  The marketable debt securities at date of purchase have maturities within 3 years, are exposed to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical decrease in market interest rate of 10.0% would result in a nominal decrease to the earnings per diluted share.  Due to the relatively short maturities of the securities, continuing current unprecedented low market rates and the Company’s ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations.  Over time, however, declines in interest rates will reduce the Company’s interest income.

As of December 31, 2012, the Company had $8.0 million in outstanding debt under its Line with Key Bank National Association for which principal amounts are due in August 2014.  The Line bears interest at the 30-day London inter-bank offer rate (LIBOR), plus 100 to 200 basis points, or at the Lender’s prime rate, plus 0 to 75 basis points, based upon the Company's earnings before interest and taxes and depreciation and amortization (EBITDA) performance at the end of each quarter as measured by the leverage ratio, total indebtedness divided by EBITDA.  The Company pays a commitment fee (10 to 40 basis points) for any unused portion of the Line, up to $50 million, based upon the same EBITDA formula identified above.  For the three months ended December 31, 2012, the weighted average interest rate on the outstanding borrowings was 1.30%.  Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise.  A hypothetical increase in market interest rate of 10.0% would result in a nominal decrease to the earnings per diluted share. Due to the Company’s significant cash reserves and historical positive operating cash flow, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations.  Over time, however, increases in market interest rates will increase the Company’s interest expense.

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

Item 4.          Controls and Procedures

A.    Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”) as of December 31, 2012.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

 (c) Issuer Purchases of Equity Securities

On November 9, 2012, the Board of Directors increased by an additional 1,500,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program.  The program, which may be suspended at any time without notice, has no expiration date.  The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated.  On December 31, 2012, 1,335,382 shares remained authorized for purchase, depending on market conditions.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2012	343,628	$ 18.20	343,628	102,086
November 2012	158,116	18.39	158,116	1,443,970
December 2012	108,588	18.91	108,588	1,335,382
Total	610,332	18.37	610,332	1,335,382

Item 6.                               Exhibits

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anaren, Inc. (Registrant)

Date: January 25, 2013	/s/Lawrence A. Sala
Lawrence A. Sala
President & Chief Executive Officer

Date: January 25, 2013	/s/George A. Blanton
George A. Blanton
Sr. Vice President, Chief Financial Officer and Treasurer