Form 10-Q
period 2013-03-31
ANAREN  INC
filed 2013-04-26
CIK 6314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
 (Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Registrant’s Common Stock outstanding on April 19, 2013 was 13,224,054.

ANAREN, INC.
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012 (unaudited)	3

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2013 and 2012 (unaudited)	4

	Condensed Consolidated Statements of Income for the Nine Months Ended March 31, 2013 and 2012 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012 (unaudited)	6

	Condensed Consolidated Statements of Comprehensive Income for the Nine Months Ended March 31, 2013 and 2012 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2013 and 2012 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9	- 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16	- 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22	- 23

Item 4.	Controls & Procedures	23

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

Officer Certifications		25	- 29

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

ANAREN, INC.
Condensed Consolidated Balance Sheets
March 31, 2013 and June 30, 2012
(in thousands, except per share amounts)
(unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Assets:
Cash and cash equivalents	$31,800	$21,012
Securities held to maturity	4,139	11,220
Receivables, less allowances of $374 and $388 at March 31, 2013 and June 30, 2012.	30,704	29,521
Inventories	37,671	36,443
Prepaid expenses and other assets	7,527	4,666
Deferred income taxes	671	1,984
Total current assets	112,512	104,846
Securities held to maturity	6,794	11,657
Property, plant, and equipment, net	41,112	47,171
Goodwill	42,343	42,343
Other intangible assets, net	7,060	7,770
Total assets	$209,821	$213,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities and Stockholders’ Equity:
Accounts payable	$6,800	$8,604
Accrued expenses	4,985	3,926
Customer advance payments	1,393	1,307
Other liabilities	1,719	2,068
Total current liabilities	14,897	15,905
Deferred income taxes	2,438	1,472
Pension and postretirement benefit obligation	9,230	9,606
Other liabilities	1,043	1,301
Total liabilities	27,608	28,284
Stockholders' Equity:
Common stock, $0.01 par value. Authorized 200,000 shares; issued 29,674 and 29,359 at March 31, 2013 and June 30, 2012, respectively	297	294
Additional paid-in capital	228,268	223,032
Retained earnings	154,826	143,126
Accumulated other comprehensive loss	(2,939)	(3,026)
Total stockholders’ equity before treasury stock	380,452	363,426
Less 16,503 and 15,413 treasury shares at March 31, 2013 and June 30, 2012, respectively, at cost	198,239	177,923
Total stockholders' equity	182,213	185,503
Total liabilities and stockholders' equity	$209,821	$213,787

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2013 and 2012
(in thousands, except per share amounts)
(unaudited)

	2013	2012

Net sales	$38,974	$34,717
Cost of sales	24,718	23,027
Gross profit	14,256	11,690
Operating Expenses:
Marketing	2,508	2,553
Research and development	3,401	3,133
General and administrative	3,421	4,252
Total operating expenses	9,330	9,938
Operating income	4,926	1,752
Other income (expense):
Interest expense	(44)	(19)
Other income	51	175
Total other income, net	7	156
Income before income tax benefit	4,933	1,908
Income tax benefit	(400)	(90)
Net income	$5,333	$1,998

Earnings per share:
Basic	$0.43	$0.14
Diluted	$0.41	$0.14

Weighted average common shares outstanding:
Basic	12,490	14,070
Diluted	13,033	14,696

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Income
Nine Months Ended March 31, 2013 and 2012
(in thousands, except per share amounts)
(unaudited)

	2013	2012

Net sales	$116,038	$109,174
Cost of sales	72,353	71,619
Gross profit	43,685	37,555
Operating Expenses:
Marketing	7,422	7,586
Research and development	9,978	10,182
General and administrative	12,288	13,038
Total operating expenses	29,688	30,806
Operating income	13,997	6,749
Other income (expense):
Interest expense	(109)	(152)
Other income	412	454
Total other income, net	303	302
Income before income tax expense	14,300	7,051
Income tax expense	2,600	1,350
Net income	$11,700	$5,701

Earnings per share:
Basic	$0.92	$0.40
Diluted	$0.88	$0.39

Weighted average common shares outstanding:
Basic	12,730	14,143
Diluted	13,302	14,783

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012

Net income	$5,333	$1,998
Other comprehensive income:
Minimum pension and postretirement liability adjustment	-	-
Net foreign currency translation adjustments	73	79
Other comprehensive income	73	79
Total comprehensive income	$5,406	$2,077

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Comprehensive Income
Nine Months Ended March 31, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012

Net income	$11,700	$5,701
Other comprehensive income:
Minimum pension and postretirement liability adjustment	-	(2)
Net foreign currency translation adjustments	87	288
Other comprehensive income	87	286
Total comprehensive income	$11,787	$5,987

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2013 and 2012
(in thousands)
(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,700	$5,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,775	6,212
Gain on disposal of fixed assets	(557)	-
Amortization	973	1,437
Deferred income taxes	1,009	339
Equity-based compensation	2,975	2,869

Changes in operating assets and liabilities:
Receivables	(1,183)	2,071
Inventories	(1,228)	(4,400)
Prepaid expenses and other assets	(1,480)	(360)
Accounts payable	(1,804)	(3,159)
Accrued expenses	1,059	(2,326)
Customer advance payments	86	1,123
Other liabilities	(1,587)	731
Pension and postretirement benefit obligation	(376)	(52)
Net cash provided by operating activities	15,362	10,186
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,075)	(5,730)
Proceeds from sale of property, plant, and equipment	5,787	-
Maturities of held to maturity securities	11,679	6,791
Purchases of held to maturity securities	-	(7,295)
Net cash provided by (used in) investing activities	13,391	(6,234)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt obligation	8,000	-
Payment on long-term debt obligation	(8,000)	(30,000)
Stock options exercised	1,718	4,261
Excess tax benefit	546	685
Purchase of treasury stock	(20,316)	(7,673)
Net cash used in financing activities	(18,052)	(32,727)
Effect of exchange rates on cash	87	286
Net increase (decrease) in cash and cash equivalents	10,788	(28,489)
Cash and cash equivalents, beginning of period	21,012	58,388
Cash and cash equivalents, end of period	$31,800	$29,899

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$90	$219
Income tax payments, net	$1,491	$1,490

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2013, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three months and nine months ended March 31, 2013 are based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2013.

(1)  Securities
The amortized cost and fair value of securities are as follows:

	March 31, 2013
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$3,228	$12	$-	$3,240
Corporate bonds	7,005	35	-	7,040
Federal agency bonds	700	1	-	701
Total securities held to maturity	$10,933	$48	$-	$10,981

	June 30, 2012
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$13,008	$29	$-	$13,037
Corporate bonds	8,420	-	(2)	8,418
Federal agency bonds	1,449	1	-	1,450
Total securities held to maturity	$22,877	$30	$(2)	$22,905

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

	March 31, 2013		June 30, 2012
	Amortized Cost	Fair value	Amortized Cost	Fair value
(amounts in thousands)
Within one year	$4,139	$4,161	$11,220	$11,246
One year to three years	6,794	6,820	11,657	11,659
Total	$10,933	$10,981	$22,877	$22,905

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)  Fair Value Measurements
The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of March 31, 2013 and June 30, 2012 because of the short maturity of these instruments.  Also, the Company’s carrying value for its revolving credit facility approximates fair value. Cash equivalents are carried at cost, which approximates fair value.

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

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of March 31, 2013:

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value at March 31, 2013

Cash equivalents	$3,994	$-	$-	$3,994

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2012:

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value at June 30, 2012

Cash equivalents	$188	$-	$-	$188

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between levels of the fair value hierarchy during the three and nine months ended March 31, 2013 and 2012.

(3)  Intangible Assets
The major components of intangible assets are as follows:

	March 31, 2013		June 30, 2012
(amounts in thousands)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount

Amortizable intangible assets:
Customer relationships	$7,530	$4,028	$7,530	$4,593
Developed technology	780	52	780	169
Non-competition agreements	1,130	-	1,130	28
Total	$9,440	4,080	$9,440	4,790

Non-amortizable intangible assets:
Trade names		2,980		2,980
Total intangible assets		$7,060		$7,770

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible asset amortization expense for the three months ended March 31, 2013 and 2012 aggregated $0.2 million and $0.3 million, respectively; and for the nine months ended March 31, 2013 and 2012 aggregated $0.7 million and $0.9 million, respectively.  Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-competition agreements and customer relationships is recorded in general and administrative expense. There have been no changes to the goodwill balance in the three and nine months ended March 31, 2013.

(4) Inventories
Inventories are summarized as follows:

(amounts in thousands)	March 31, 2013	June 30, 2012
Raw materials	$21,318	$20,339
Work in process	12,293	11,289
Finished goods	4,060	4,815
	$37,671	$36,443

(5) Property, Plant, and Equipment

Components of property, plant, and equipment consist of the following:

(amounts in thousands)	March 31, 2013	June 30, 2012
Land and land improvements	$4,559	$5,167
Construction-in-process	1,277	1,769
Buildings, furniture, and fixtures	31,306	35,706
Machinery and equipment	76,257	73,419
	113,399	116,061
Less accumulated depreciation	(72,287)	(68,890)
	$41,112	$47,171

During the quarter ended September 30, 2012, the Company accepted an unsolicited offer from a neighboring business to purchase its Salem, New Hampshire land and building, and during the quarter ended December 31, 2012, the Company closed on the sale and leased back a portion of the land and building.  The Wireless Group’s Salem location will continue to operate out of the facility.  The sale and leaseback transaction resulted in a $0.8 million gain that will be deferred over the reasonably assured lease term, which is 8 years.  Details of the sale include $5.1 million in cash received, net book value of the land and building of $4.3 million, and no ownership rights existing after the purchase. The lease terms include an initial term of five years, three renewal options of three years each, no bargain purchase option, 2-3% rent increases over the initial term, annual rent of approximately $0.3 million, and occupancy related costs including payment of property taxes, insurance and utilities.

(6) Accrued Expenses

Accrued expenses consist of the following:

(amounts in thousands)	March 31, 2013	June 30, 2012
Compensation	$3,365	$2,254
Commissions & other	1,033	769
Health insurance	587	903
	$4,985	$3,926

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7) Other Liabilities

Other liabilities consist of the following:

(amounts in thousands)	March 31, 2013	June 30, 2012
Deferred compensation	$332	$358
Supplemental retirement plan	966	877
Accrued lease	18	1,121
Warranty accrual	181	181
Income tax liability	209	251
Deferred gain	784	-
Interest & other	272	581
	2,762	3,369
Less current portion	(1,719)	(2,068)
	$1,043	$1,301

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

(amounts in thousands)
Balance as of July 1, 2011	$277
Additions	224
Costs incurred	(126)
Adjustments	(199)
Balance as of March 31, 2012	$176

(amounts in thousands)
Balance as of July 1, 2012	$181
Additions	311
Costs incurred	(291)
Adjustments	(20)
Balance as of March 31, 2013	$181

(8)  Long-term Debt Obligation
The Company has a $50 million revolving credit facility (Line) agreement with Key Bank National Association (Lender).  The Line bears interest at the 30-day London inter-bank offer rate (LIBOR), plus 100 to 200 basis points, or at the Lender’s prime rate, plus 0 to 75 basis points, based upon the Company's earnings before interest and taxes and depreciation and amortization (EBITDA) performance at the end of each quarter as measured by the leverage ratio, total indebtedness divided by EBITDA.  The Company pays a commitment fee (10 to 40 basis points) for any unused portion of the Line, up to $50 million, based upon the same EBITDA formula identified above.  The Company has an option to borrow an additional $50 million, $100 million total, subject to the approval of the Lender. The Company’s indebtedness and obligations are guaranteed by five of the Company’s domestic subsidiaries, as well as an assignment of the Company’s interest in its foreign subsidiary.  Certain financial and compliance covenants also need to be met on a quarterly basis (leverage ratio, minimum liquidity, and interest coverage). The Line is due on the maturity date, August 2014.

During March 2013, the Company paid $8.0 million on the Company’s indebtedness. As of March 31, 2013 there were no borrowings outstanding under the Company’s revolving credit agreement.

(9)  Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the Company’s Comprehensive Long-Term Incentive Plan.  The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include anti-dilutive shares aggregating 153,000 and 164,000 for the three and nine months ended March 31, 2013 and 2012, respectively.  The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the computation of basic and fully diluted earnings per share:

	Three Months Ended March 31		Nine Months Ended March 31
(amounts in thousands)	2013	2012	2013	2012
Numerator:
Net income	$5,333	$1,998	$11,700	$5,701

Denominator:
Denominator for basic earnings per share outstanding	12,490	14,070	12,730	14,143

Denominator for diluted earnings per share:
Weighted average shares outstanding	12,490	14,070	12,730	14,143
Common stock options and restricted stock	543	626	572	640

Weighted average shares	13,033	14,696	13,302	14,783

(10)  Employee Benefit Plans
Defined Benefit Plan
Components of net periodic pension cost for the three and nine months ended March 31, are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
(amounts in thousands)
Service cost	$118	$94	$354	$282
Interest cost	210	225	630	675
Expected return on plan assets	(240)	(264)	(720)	(792)
Amortization of the unrecognized loss	203	80	609	240
Net periodic benefit cost	$291	$135	$873	$405

Required contributions for fiscal 2013 are approximately $1.1 million.

Postretirement Health Benefit Plan
Components of net periodic postretirement benefit cost for the three and nine months ended March 31, are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
(amounts in thousands)
Service cost	$3	$8	$9	$24
Interest cost	6	17	18	51
Amortization of the unrecognized loss	(52)	(18)	(156)	(54)
Amortization of the prior service cost	(18)	(5)	(54)	(15)
Net periodic benefit cost (benefit)	$(61)	$2	$(183)	$6

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11)  Accumulated Other Comprehensive Income (Loss)
The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:
	Foreign currency translation adjustment	Defined benefit pension plan liability	Accumulated other comprehensive income (loss)
(amounts in thousands)
Balances at June 30, 2011	$2,022	$(2,625)	$(603)
Other comprehensive income-quarter ended September 30, 2011	141	(2)	139
Other comprehensive income-quarter ended December 31, 2011	68	-	68
Other comprehensive income-quarter ended March 31, 2012	79	-	79
Balances at March 31, 2012	$2,310	$(2,627)	$(317)

Balances at June 30, 2012	$2,315	$(5,341)	$(3,026)
Other comprehensive income-quarter ended September 30, 2012	(30)	-	(30)
Other comprehensive income-quarter ended December 31, 2012	44	-	44
Other comprehensive income-quarter ended March 31, 2013	73	-	73
Balances at March 31, 2013	$2,402	$(5,341)	$(2,939)

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

ANAREN, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table reflects the operating results of the segments consistent with the Company’s internal financial reporting process.  The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:
(amounts in thousands)	Wireless	Space & Defense	Unallocated	Consolidated
Net sales (Three Months Ended):
March 31, 2013	$11,965	$27,009	$-	$38,974
March 31, 2012	10,235	24,482	-	34,717
Net sales (Nine Months Ended):
March 31, 2013	38,016	78,022	-	116,038
March 31, 2012	39,241	69,933	-	109,174
Operating income (loss) (Three Months Ended)
March 31, 2013 (2)	1,435	3,253	238	4,926
March 31, 2012 (1)	(137)	1,969	(80)	1,752
Operating income (loss) (Nine Months Ended)
March 31, 2013 (2)	5,322	8,437	238	13,997
March 31, 2012 (1)	2,686	4,241	(178)	6,749
Goodwill and intangible assets:
March 31, 2013	30,716	18,687	-	49,403
June 30, 2012	30,716	19,397	-	50,113

(1)	Unallocated amounts relate to the lease expense incurred on the Company’s operating lease located in England.

(2)	Unallocated amounts relate to the gain due to the early settlement of the operating lease located in England.

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

Overview
The condensed consolidated financial statements present the financial condition of the Company as of March 31, 2013 and June 30, 2012, and the consolidated results of operations and cash flows of the Company for the three and nine months ended March 31, 2013 and 2012.

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

The Company operates in the wireless communications, satellite communications and defense electronics markets all of which have been affected by the current economic climate and recession. The United States defense budget has a direct impact on the level of funding available for programs that the Company currently participates in or has targeted for future participation. We continue to assess the effect of the 2012/ 2013 defense budget and the budget cuts related to sequestration which went into effect in January 2013 on these programs and, to date have seen only minimal negative impact on our anticipated Space & Defense Group order rate.  The economic downturn has negatively impacted the worldwide Wireless infrastructure market as the market has delayed or downsized system expansions and upgrades.   Wireless Group sales have declined in the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012 due to the softening of demand for standard components beginning in the fourth quarter of calendar 2011. Demand for consumer and infrastructure standard components has rebounded from the lowest levels of fiscal 2012 and the Company is cautiously optimistic about fiscal 2013 and 2014 component shipment levels.

Recent Developments

Unsolicited Offer By Vintage Capital Management, LLC

On April 15, 2013, the Company received a written non-binding offer from Vintage Capital Management, LLC to acquire the Company in a cash transaction for $23.00 per share.  The Company’s Board of Directors has formed a special committee of independent directors (“the “Independent Committee”)  to review and evaluate this offer, and has the full authority to consider all strategic alternatives available to the Company.  The Committee will communicate its conclusion to the Company’s shareholders.

Fourth Quarter of Fiscal 2013 Outlook
For the fourth quarter of fiscal 2013, we anticipate comparable sales for both the Space & Defense Group and the Wireless Group compared to the third quarter levels.  As a result, we expect net sales to be in the range of $37 to $41 million.  We expect GAAP net earnings to be in the range of $0.22 - $0.28 per diluted share for the fourth quarter.

Results of Operations
Net sales for the three months ended March 31, 2013 were $39.0 million, up 12.3% from sales of $34.7 million for the third quarter of fiscal 2012.  Net income for the third quarter of fiscal 2013 was $5.3 million, or 13.7% of net sales, up $3.3 million from net income of $2.0 million in the third quarter of fiscal 2012.

The following table sets forth the percentage relationships of certain items from the Company’s condensed consolidated statements of income as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013	Mar. 31, 2012

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	63.4%	66.3%	62.4%	65.6%
Gross profit	36.6%	33.7%	37.6%	34.4%

Operating Expenses:
Marketing	6.4%	7.4%	6.4%	7.0%
Research and development	8.7%	9.0%	8.6%	9.3%
General and administrative	8.9%	12.3%	10.5%	11.9%
Total operating expenses	24.0%	28.7%	25.5%	28.2%

Operating income	12.6%	5.0%	12.1%	6.2%

Other income (expense):
Interest expense	0.0%	0.0%	(0.2)%	(0.1)%
Other, primarily interest income	0.1%	0.5%	0.4%	0.4%
Total other income	0.1%	0.5%	0.2%	0.3%

Income before income tax expense (benefit)	12.7%	5.5%	12.3%	6.5%
Income tax expense (benefit)	(1.0)%	(0.3)%	2.2%	1.3%
Net income	13.7%	5.8%	10.1%	5.2%

The following table summarizes the Company’s net sales by operating segments for the periods indicated.  Amounts are in thousands.

	Three Months Ended		Nine Months Ended
	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013	Mar. 31, 2012
Wireless	$11,965	$10,235	$38,016	$39,241
Space and Defense	27,009	24,482	78,022	69,933
Total	$38,974	$34,717	$116,038	$109,174

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Net sales.  Net sales were $39.0 million for the third quarter of fiscal 2013, up 12.3% compared to $34.7 million for the third quarter of fiscal 2012.  Sales of Wireless Group products increased $1.7 million, or 16.9%, while sales of Space & Defense Group products rose $2.5 million, or 10.3%, in the current third quarter compared to the third quarter of fiscal 2012.

The increase in sales of Wireless Group products, which consist of standard components for use in building wireless base station and consumer equipment, was the result of the current improvement in worldwide demand for Wireless infrastructure components from the depressed levels experienced in the second and third quarter of fiscals 2012 due to declining orders from both European original equipment manufacturers (OEMs) and Asian contract manufacturers. Sales of Wireless Group products have rebounded approximately 17% in the current third quarter of fiscal 2013 compared to the Wireless Group sales of $10.2 million in the third quarter last year. For the fourth quarter of fiscal 2013, we anticipate sales for the Wireless Group to be comparable to the third quarter levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military.  Sales of Space & Defense Group products increased $2.5 million, or 10.3% in the third quarter of fiscal 2013 compared to the third quarter of the previous fiscal year.  Third quarter 2013 Space & Defense Group sales were comparable to sales in this Group for the preceding last five quarters spanning fiscal 2012 and 2013 and reflect both the Space & Defense Group backlog levels of approximately $95 - $105 million during the past fifteen months and the resolution of production and customer specification issues which has allowed for consistent quarterly Space & Defense Group product shipments over the trailing twelve month period. For the fourth quarter of fiscal 2013, we anticipate sales for the Space & Defense Group to be comparable to the third quarter levels.

Gross Profit.  Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs.  Gross profit for the third quarter of fiscal 2013 was $14.3 million, (36.6% of net sales), up $2.6 million from $11.7 million (33.7% of net sales) for the same quarter of the prior year.  Gross profit as a percent of sales increased significantly in the third quarter of fiscal 2013 from the third quarter of fiscal 2012 due to a more favorable product mix in both the Wireless and Space & Defense Groups with less production and engineering labor and a slower increase in both manufacturing and engineering overhead costs compared to the growth in sales year over year. Overhead costs benefited from the personnel reductions during the last twelve months and the higher sales volume in the current third quarter compared to the same quarter last year. The combination of lower direct and engineering labor and overhead costs per sales dollar more than off-set the increase in material content per sales dollar in the current third quarter compared to the third quarter last year.

Marketing.  Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses.  Marketing expenses were $2.5 million (6.4% of net sales) for the third quarter of fiscal 2013, unchanged from the third quarter of fiscal 2012.  Marketing expenses in the current third quarter remained flat as reductions in consulting, advertising, and support costs in the current quarter were offset by higher commissions and personnel costs compared to the third quarter of fiscal 2012.

Research and Development.  Research and development expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development.  Research and development expenses were $3.4 million (8.7% of net sales) in the third quarter of fiscal 2013, up 8.6% from $3.1 million (9.0% of net sales) for the third quarter of fiscal 2012.  The increase resulted from the completion of a number of customer funded Space & Defense Group development projects over the past nine months, allowing personnel to be assigned to internal development work for that Group in the current quarter. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. The Company expects to maintain its current research and development efforts and spending levels for the fourth quarter of fiscal 2013.

General and Administrative.  General and administrative expenses consist of employee related expenses, incentive compensation, professional services, intangible amortization, travel related expenses, United Kingdom lease, and other corporate costs.  General and administrative expenses decreased 19.5% to $3.4 million (8.9% of net sales) for the third quarter of fiscal 2013, from $4.3 million (12.3% of net sales) for the third quarter of fiscal 2012.  The decrease in general and administrative expense in the current quarter was due mainly to a one-time gain in the current third quarter of $0.8 million related to the settlement of a corporate property lease in the United Kingdom and funds received as partial compensation for the condemnation of the Company’s leased China facility. General and administrative costs are expected to return to second quarter levels for the fourth quarter of fiscal 2013.

Operating Income.  Operating income increased $3.1 million in the third quarter of fiscal 2013 to $4.9 million, (12.6% of net sales), compared to $1.8 million (5.0% of net sales) for the third quarter of fiscal 2012. This increase in operating income was a result of the $4.3 million rise in sales coupled with the $0.6 million decrease in operating expenses resulting from the one-time gain in the current third quarter of $0.8 million related to the settlement of a corporate property lease in the United Kingdom and funds received as partial compensation for the condemnation of the Company’s leased China facility. Additionally, a more favorable product mix with lower labor and overhead costs due to cost cutting measures in fiscal 2012, drove a 2.9 percentage point increase in gross margins during the current third quarter compared to the same quarter last year.

On an operating segment basis, Wireless Group operating income was $1.4 million (12.0% of Group sales) for the third quarter of fiscal 2013, up $1.5 million from the Group’s operating loss of $0.1 million ((1.3%) of Group sales) in the third quarter of fiscal 2012. The rise in Wireless Group operating income in the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012, was due to the $1.7 million, or 16.9%, increase in Wireless Group sales coupled with a $0.6 million reduction in operating expenses resulting from the funds received as partial compensation for the condemnation of the Company’s leased China facility. Additionally, lower production costs in the current quarter resulting from the personnel and expense reductions in fiscal 2012 had a favorable impact on margins in the current third quarter compared to the same quarter last year.

Space & Defense Group operating income was $3.3 million, (12.0% of Group sales) in the third quarter of fiscal 2013, compared to operating income of $2.0 million, (8.0% of Group sales) for the third quarter of fiscal 2012.  Operating margins for this Group increased in the current third quarter due mainly to the $1.6 million, 3 percentage point, increase in gross margin compared to the third quarter last year. Gross margin improvement resulted from a more favorable product mix with more mature production products with lower engineering and factory labor content and lower production overhead costs resulting from the personnel and expense reductions made in fiscal 2012.

Other Income.  Other income primarily consists of interest income received on invested cash balances.  Other income was $0.1 million in the third quarter of fiscal 2013 compared to $0.2 million for the third quarter of last year.  Lower investments in held to maturity securities year-over-year due to treasury stock purchases, have had a negative impact on interest income.  Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the third quarter of fiscal 2013 was flat, compared to the third quarter of fiscal 2012 and was less than $0.1 million in both years. Interest expense has remained relatively low and has declined due to the continuing low level of the 30 day London Inter-Bank Offer Rate (LIBOR) interest rate. During the first quarter of fiscal 2013, the Company borrowed a total of $8 million, which was repaid during the third quarter and currently there is no balance outstanding under the Line. Borrowings bear interest at the 30 day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance.

Income Taxes.  Income taxes for the third quarter of fiscal 2013 were a tax benefit of $0.4 million (1.0% of net sales), representing an effective tax rate of (8.1)%.  This compares to an income tax benefit of $0.1 million (0.3% of net sales) for the third quarter of fiscal 2012, representing an effective tax rate of (4.7)%.  The tax benefit in the third quarter of fiscal 2013 is a result of the reinstatement of the federal Research & Experimentation Tax Credit in the current quarter, retroactive to January 1, 2012, resulting in a reduction in the fiscal 2013 effective tax rate and a one-time tax benefit of $0.8 million related to the credit for the second half of last fiscal year. The projected effective tax rate for fiscal 2013, absent one-time events and adjusted for the reinstatement of the federal Research & Experimentation Tax Credit in January 2013 is expected to be approximately 25 – 26%.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012
Net sales.  Net sales were $116.0 million for the first nine months of fiscal 2013, up 6.3% compared to $109.2 million for the nine months of fiscal 2012.  Sales of Wireless Group products fell $1.2 million, or 3.1%, and sales of Space & Defense Group products increased $8.1 million, or 11.6%, in the current first nine months compared to the first nine months of fiscal 2012.

The decline in sales of Wireless Group products in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012 was the result of a substantial decrease in demand for Wireless infrastructure products beginning after the first quarter of the fiscal 2012, which dropped the quarterly Wireless Group sales rate from over $18.0 million in the first quarter last year to the current $12.0 - $13.0 million run rate.  Sales of these products dropped $1.2 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 due to the lower order rate from both European OEMs and Asian contract manufacturers experience subsequent to the first quarter of fiscal 2012. For the fourth quarter of fiscal 2013, we anticipate sales for the Wireless Group to be comparable to the third quarter levels.

Sales of Space & Defense Group products increased $8.1 million, or 11.6% in the first three quarters of fiscal 2013 compared to the first three quarters of the previous fiscal year.  Quarterly sales for the first three quarters of fiscal 2013 for the Space & Defense Group were comparable to sales in this Group for the preceding last three quarters of fiscal 2012. The improvement over fiscal 2012 first nine months sales reflects both the Space & Defense Group backlog level of approximately $95 - $105 million during the past twelve months and the resolution of production and customer specification issues which has allowed for consistent quarterly product shipments over the trailing twelve month period. For the fourth quarter of fiscal 2013, we anticipate sales for the Space & Defense Group to be comparable to the third quarter levels.

Gross Profit.  Gross profit for the first nine months of fiscal 2013 was $43.7 million, (37.6% of net sales), up from $37.6 million (34.4% of net sales) for the same period of the prior year.  Gross profit as a percent of sales increased significantly in the first nine months of fiscal 2013 from the first nine months of fiscal 2012 due to efficiencies from the higher sales levels and a more favorable product mix in both the Wireless and Space & Defense Groups. Sales in the first nine months of fiscal 2013 had less labor and overhead costs due to lower payroll and health care costs resulting from personnel reductions in the first half of fiscal 2012 and a reduction in healthcare costs in the Company’s self-insured program, for the current first nine months compared to the same period in fiscal 2012.

Marketing.  Marketing expenses were $7.4 million (6.4% of net sales) for the first nine months of fiscal 2013 down $0.2 million from $7.6 million (7.0% of net sales) for the first nine months of fiscal 2012.  Marketing expenses in the current first nine months declined slightly due to lower advertising, marketing support and travel expenses, which off-set higher commission expenses in the current first nine months compared to the first three quarters of fiscal 2012.

Research and Development.  Research and development expenses were $10.0 million (8.6% of net sales) in the first nine months of fiscal 2013, down 2.0% from $10.2 million (9.3% of net sales) for the first nine months of fiscal 2012.  The decline in fiscal 2013 research and development expenditures resulted from a reduction in engineering personnel at the beginning of the second quarter of fiscal 2012 due to a reduction in design work and the reassignment of some engineering personnel to funded engineering development work in the Space & Defense Group. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer product opportunities, as well as new technology development in the Space & Defense Group. The Company expects to maintain its current research and development efforts and spending levels in the fourth quarter of fiscal 2013, and is presently working on a number of new standard and custom Wireless Group and Space & Defense Group opportunities.

General and Administrative. General and administrative expenses were $12.3 million (10.5% of net sales) for the first nine months of fiscal 2013, down $0.7 million, from $13.0 million (11.9% of net sales) for the first nine months of fiscal 2012. The decrease in general and administrative expense in the current first nine months was due mainly to a one-time gain in the current third quarter of $0.8 million related to the settlement of a corporate property lease in the United Kingdom and funds received as partial compensation for the condemnation of the Company’s leased China facility.  General and administrative costs are expected to return to second quarter levels for the fourth quarter of fiscal 2013.

Operating Income.  Operating income increased $7.3 million in the first nine months of fiscal 2013 to $14.0 million, (12.1% of net sales), compared to $6.7 million (6.2% of net sales) for the first nine months of fiscal 2012. This increase in operating income was a result of the $6.8 million rise in sales coupled with a $1.1 million decrease in operating expenses, including a $0.8 million decrease in operating expenses related to the settlement of a corporate property lease in the United Kingdom and funds received as partial compensation for the condemnation of the Company’s leased China facility. Additionally, a more favorable product mix and lower labor and overhead costs drove a 3.2 percentage point increase in gross margins during the current first nine months compared to the same nine months last year.

On an operating segment basis, Wireless Group operating income was $5.3 million (14.0% of Group sales) for the first nine months of fiscal 2013, up $2.6 million from the Group’s operating income of $2.7 million (6.8% of Group sales) in the first nine months of fiscal 2012. The rise in Wireless Group operating income in the first nine months of fiscal 2013, compared to the first nine months of fiscal 2012, was due to a $1.9 million reduction in operating expenses consisting of a $0.8 million decline in group research and development spending and a $1.0 million decrease in general and administrative expense, including a $0.6 million one-time benefit from the condemnation of the Company’s leased China facility. Additionally, a more favorable product mix which resulted in lower labor and overhead costs resulting from the personnel and expense reductions instituted in the first half of fiscal 2012 had a large impact on improved Group gross margins in the current first nine months compared to the same period last year.

Space & Defense Group operating income was $8.4 million, (10.8% of Group sales) in the first nine months of fiscal 2013, compared to operating income of $4.2 million, (6.1% of Group sales) for the first nine months of fiscal 2012.  Operating margins for this Group increased in the current first nine months due mainly to the four percentage point increase in gross margin compared to the same period last year. Gross margin improvement resulted from the $8.1 million increase in sales, a more favorable product mix with more mature production with lower labor and overhead costs resulting from the personnel and expense reductions in fiscal 2012.

Other Income.  Other income was $0.4 million in the first nine months of fiscal 2013 relatively flat compared to the first the first nine months of last year.  Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the first nine months of fiscal 2013 and fiscal 2012 was relatively unchanged. Interest expense has remained relatively low and has declined due to the continuing low level of the 30 day London Inter-Bank Offer Rate (LIBOR) interest rate. During the first quarter of fiscal 2013, the Company borrowed a total of $8 million, which was repaid in the third quarter and currently there are no borrowings outstanding under the. Borrowings on the line bear interest at the 30 day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance.

Income Taxes.  Income tax expense for the first nine months of fiscal 2013 was $2.6 million (2.2% of net sales), representing an effective tax rate of 18.2%.  This compares to income tax expense of $1.4 million (1.3% of net sales) for the first nine months of fiscal 2012, representing an effective tax rate of 19.1%.  The lower effective rate for the first nine months is a result of the reinstatement of the federal Research & Experimentation Tax Credit retroactive to January 1, 2012 in the current quarter resulting in a reduction in the fiscal 2013 effective tax rate and a one-time tax benefit of $0.8 million related to the second half of last fiscal year. The projected effective tax rate for fiscal 2013, absent one-time events and adjusted for the reinstatement of the federal Research & Experimentation Tax Credit in January 2013 is expected to be approximately 25 – 26%.

Critical Accounting Policies
There have been no changes to the Company’s critical accounting policies, estimates, or judgments from those discussed in the Company’s 2012 Annual Report on Form 10-K.

Liquidity and Capital Resources
Net cash provided by operations for the first nine months of fiscal 2013 was $15.4 million and resulted primarily from net income before depreciation, amortization and non-cash equity based compensation expense.  The positive cash flow from operations for the first nine months was reduced by a $1.2 million increase in accounts receivable due to lengthening of customer terms, a $1.2 million increase in inventory due to the current higher sales levels, a $1.5 million increase in prepaid expense and other assets and a $2.3 million decrease in accounts payable, accrued expenses and other liabilities.

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

Net cash provided by investing activities in the first nine months of fiscal 2013 was $13.4 million and consisted of $11.7 million provided by maturities of marketable debt securities plus $5.8 million provided by proceeds from the sale and leaseback of the Company’s Salem, NH manufacturing facility and funds received from the condemnation of the Company’s leased facility in China, partially offset by $4.1 million used for capital additions. Net cash used in investing activities in the first nine months of fiscal 2012 was $6.2 million and consisted of $5.7 million used to pay for normal capital additions and $0.5 million used for the net purchase of marketable debt securities in the hold to maturity account.

Net cash used in financing activities was $18.1 million in the first nine months of fiscal 2013 and consisted of $2.3 million of cash and tax benefits provided by the exercise of stock options, offset by $20.3 million used to purchase approximately 1.1 million treasury shares. Net cash used in financing activities in the first nine months of fiscal 2012 was $32.7 million and consisted of $30.0 million used to pay down long-term debt, plus $7.7 million used to purchase approximately 440,000 treasury shares during the period, partially offset by $4.9 million generated by cash receipts and tax benefits from the exercise of stock options.

During the remainder of fiscal 2013, the Company anticipates that its primary cash requirement will be for capital expenditures and possible repurchase of the Company’s common stock. Capital expenditures for the full fiscal year of 2013 are expected to be in the range of $4.5 - $5.5 million, and will be funded from existing cash and investments, and expected cash flow generated by operations.

The Company has a $50.0 million revolving credit facility with its principal bank and currently has no debt outstanding under the Line. Borrowings on the line of credit bear interest at the 30 day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transactions under the current Board authorization, depending on market conditions.  At March 31, 2013, there were approximately 1.3 million shares remaining under the current Board repurchase authorization.

At March 31, 2013, the Company had approximately $42.7 million in cash, cash equivalents, and marketable securities.  Included in the Company’s cash and cash equivalents balance is $17.8 million that is deposited in banks in China.  The Company has had positive operating cash flow for over twelve years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

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

As of March 31, 2013, the Company had cash, cash equivalents and marketable securities of $42.7, all of which consisted of highly liquid investments in marketable debt securities.  The marketable debt securities at date of purchase have maturities within 3 years, are exposed to interest rate risk and will decrease in value if market interest rates increase.  A hypothetical decrease in market interest rate of 10.0% would result in a nominal decrease to the earnings per diluted share.  Due to the relatively short maturities of the securities, continuing current unprecedented low market rates and the Company’s ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations.  Over time, however, declines in interest rates will reduce the Company’s interest income.

As of March 31, 2013, the Company had $0 in outstanding debt under its Line with Key Bank National Association for which principal amounts are due in August 2014.  The Line bears interest at the 30-day London inter-bank offer rate (LIBOR), plus 100 to 200 basis points, or at the Lender’s prime rate, plus 0 to 75 basis points, based upon the Company's earnings before interest and taxes and depreciation and amortization (EBITDA) performance at the end of each quarter as measured by the leverage ratio, total indebtedness divided by EBITDA.  The Company pays a commitment fee (10 to 40 basis points) for any unused portion of the Line, up to $50 million, based upon the same EBITDA formula identified above.  For the three months ended March 31, 2013, the weighted average interest rate on the outstanding borrowings was 1.30%.  Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise.  A hypothetical increase in market interest rate of 10.0% would result in a nominal decrease to the earnings per diluted share. Due to the Company’s significant cash reserves and historical positive operating cash flow, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations.  Over time, however, increases in market interest rates will increase the Company’s interest expense.

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

Item 4.                      Controls and Procedures

A.    Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”) as of March 31, 2013.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

 (c) Issuer Purchases of Equity Securities

On November 9, 2012, the Board of Directors increased by an additional 1,500,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program.  The program, which may be suspended at any time without notice, has no expiration date.  The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated.  On March 31, 2013, 1,324,589 shares remained authorized for purchase, depending on market conditions.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2013	8,850	$18.97	8,850	1,326,532
February 2013	1,943	19.22	1,943	1,324,589
March 2013	-		-	1,324,589
Total	10,793	19.01	10,793	1,324,589

Item 6.                               Exhibits

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anaren, Inc.
(Registrant)

Date: April 26, 2013	/s/Lawrence A. Sala
Lawrence A. Sala
President & Chief Executive Officer

Date: April 26, 2013	/s/George A. Blanton
George A. Blanton
Sr. Vice President, Chief Financial Officer
and Treasurer