Form 10-K
period 2013-06-30
ANAREN  INC
filed 2013-08-12
CIK 6314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       ☐ Yes      ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒  Yes    ☐ No

1Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on December 31, 2012, as reported on the NASDAQ Global Market, was approximately $264,395,092.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on August 2, 2013 was 13,252,574 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Chaunges in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

PART I

Item 1.	Business

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

Using our focused research and development efforts, we design components and subsystems for wireless communication systems including wireless infrastructure, wireless consumer and medical applications, as well as advanced radar, beam-forming, jamming, motion control and receiver applications for the space and defense markets. Our new Anaren Integrated Radio (“AIR”) module product lines provide proprietary low power RF monitoring solutions deployable in a wide variety of end market applications.

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

Wireless Group

Industry Overview

The majority of the Company’s wireless products are used traditionally in communication systems, either in user equipment, such as wireless local area network (WLAN), cellular handsets and Bluetooth devices, satellite television reception applications, or in network infrastructure applications such as cellular telephone base stations or television broadcast equipment applications. Other applications for the Company’s wireless products include components for implantable medical devices, semiconductor processing equipment, and a number of other industrial markets. Additionally, our newest product offerings, Anaren Integrated Radio (AIR) are targeted for low-power consumption radio applications used in a wide array of electronic designs serving a wide breadth of end markets.

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

GSM has been the predominant second generation (2G) wireless network. Third generation networks (3G) were introduced with higher data rates to support greater mobile applications under standards such as UMTS or W-CDMA. The latest generation networks (4G) have been implemented using LTE (Long-Term Evolution) and offer even higher data rate capability to handle the growing demand for broadband data from smart-phone and notebook users. Other major variants include TD-LTE which has been adopted by the Chinese mobile operators and will be installed in China over the next few years.

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

Products and Technologies

The Company provides components to leading OEM’s in the wireless infrastructure, consumer electronics, medical and various industrial markets. These products include small radio frequency (RF) splitting and combining components, high power RF resistive components, low-power consumption radio modules, high-performance ceramic resistors and circuits, and high-density ceramic electronics packages. A very small portion (less than 2%) of the Group’s revenue is generated from legacy custom assembly products, however no development is being expended or new products offered.

The Company has developed its product offerings to enable its customers to reduce the size and cost, while enhancing the performance of their equipment. The Company continually invests capital and human resources to enhance existing products and develop new products to address current and future market demands. The Company has developed and continues to market a full line of standard products to OEMs. A brief description of the Company's major product categories is as follows:

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

In cellular base stations, the Company’s Xinger® surface mount products are utilized in RF power amplifiers, and are also found in low-noise amplifiers and radios. Based on its research, the Company believes it is currently the market leader in this product area, supplying industry leading OEMs and leading power amplifier manufacturers. The Company continues to invest in the expansion of this product line as well as its addressable market. The Company’s surface mount product line offers significantly improved RF performance and power handling in a package that supports the latest global environmentally friendly initiatives.

The Company also has several products originally designed to address WLAN, cellular telephone handsets and Bluetooth applications. These innovative products are 1/100th the size of our typical Xinger® type of products and offer performance and cost advantages over traditional consumer electronic components. Since that time, these components have been widely accepted in the low power transceiver (radio) side of wireless infrastructure equipment (base stations), driving revenue growth in this product line.

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

Ceramic Substrate Products. The Company's ceramic offerings include standard and etched thick-film ceramic substrates. Etched thick-film ceramic circuits compete favorably with thin-film ceramic circuits in cost while providing comparable performance.

These products are generally customer designed with close cooperation with the Company’s engineering staff to insure the highest performance and manufacturability possible. These capabilities are aimed at high performance applications in the medical, industrial, and defense markets.

Anaren Integrated Radio (“AIR”) Modules. The Company’s most recent offering is the AIR module product line. AIR modules are fully integrated, low-power consumption, radio modules that are fully FCC and/or ETSI certified and support both proprietary and standards based networking (e.g. ZigBee) protocols. Anaren incorporates Texas Instruments (TI) low-power radio integrated circuits into the radio modules and works closely with TI in development and marketing of the Company’s products. These energy efficient modules provide medium range wireless solutions operating in all major industrial, scientific and medical (ISM) bands. Target end-markets are numerous with key focus on Battery Powered Sensors, Simple Wireless Controls, Home Automation and HVAC & Lighting segments. Target customers are low to medium volume users with or without internal RF expertise.

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

The Company sells its standard line of Xinger® components and resistive components to leading OEMs in the wireless industry and to a broad range of other wireless equipment contract manufacturers in the industry. In general, customers have purchased the Company’s products directly from the Company or through distributors or sales representatives. During the fiscal year ended June 30, 2013, the Wireless Group accounted for approximately 32% of the Company’s total revenues. There were no Wireless Group customers that accounted for more than 10% of the Company’s fiscal 2013 net sales. The following is a list of customers who generated $3 million or more in net sales for the Company in the fiscal year ended June 30, 2013:

● Arrow Electronics, Inc.	● Nokia-Siemens Networks
● Huawei Technologies Co., Ltd.	● Richardson Electronics, Ltd.

Competition

The microwave component and assembly industry continues to be highly competitive. Direct competitors of the Company in the wireless infrastructure market include Smith Industries, SDP, and Soshin Electric Co. For ceramic components, the primary competition comes from customer in-house capabilities.

The principal competitive factors in both the foreign and domestic markets are technical performance, reliability, ability to produce in volume, on-time delivery and most critically, price. It is anticipated that this pricing pressure will continue indefinitely. Based on these factors, the Company believes that it competes favorably within its markets in the wireless industry. The Company believes that it is particularly strong in the area of technical performance in the wireless marketplace. With its manufacturing capability in Suzhou, China, and its innovative design techniques, the Company also believes that it competes favorably on price with continuous focus on incrementally reducing cost of current offerings as well as releasing new generations with more significant cost improvements.

Backlog

The Company's backlog of orders for the Wireless Group was $5.7 million as of June 30, 2013, versus $6.2 million as of June 30, 2012. The backlog for the Wireless Group primarily represents firm orders for component products and signed purchase orders (i.e. orders for specific custom sub-assemblies) for custom components due to ship within eight to twelve weeks. The Company’s backlog as of June 30, 2013 is expected to be shipped within the upcoming fiscal year. The Company does not believe that its Wireless backlog as of any particular date is representative of actual sales for any succeeding period. A number of the largest OEM’s, representing approximately 49% of the Group's fiscal year revenue, employ Vendor Managed Inventory (VMI) programs in which the Company manages inventory at customer designated Hub locations and the order and revenue are recognized simultaneously when the Company is notified that the customer pulled product. The Company does not recognize backlog until it has received a firm order.

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

Low Temperature Co-fired Ceramic (LTCC) products. Low-temperature co-fired ceramic (LTCC) circuits are well-suited for high performance RF packages for multi-function applications such as transmit-receive modules or other RF integrated modules. The Company has developed proprietary processes to allow the use of less expensive conductors (Silver vs. traditional Gold) in the LTCC product thus providing significantly lower cost options. These products are generally customer designed with close cooperation with the Company’s engineering staff to insure the highest performance and manufacturability possible. These capabilities are aimed at high performance applications in the defense markets.

Customers

The Company currently sells passive components and electronic subsystems to prime contractors serving the United States and foreign governments. During the fiscal year ended June 30, 2013, the Space & Defense Group accounted for approximately 68% of the Company’s revenues. Lockheed Martin accounted for 16.0%, Raytheon Company accounted for 13.0% and Northrop Grumman accounted for 10.8% of the Company’s net sales. The following is a list of Space & Defense customers who generated $3 million or more in revenues in the fiscal year ended June 30, 2013:

● Rockwell	● Northrop Grumman Corporation
● Lockheed Martin Corporation	● Raytheon Company
● Thales	● Welking Electronics

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

Backlog

Order backlog for the Space & Defense Group was $96.3 million as of June 30, 2013, down from $105.4 million as of June 30, 2012 due to the timing of recording certain customer orders. Approximately 70% of the Company’s backlog is expected to be shipped within the upcoming fiscal year. All of the orders included in the Space & Defense Group backlog are covered by signed contracts or purchase orders. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is an indicator of actual sales for any succeeding period.

Government Contracts

The Company’s Space & Defense Group has contracts that are subject to termination at the election of the U.S. Government, however, in the event of termination, the Company would be entitled to a termination fee to recover certain costs incurred. No material contracts were subject to renegotiation of profits at the election of the U.S. government.

Company Operations

Sales and Marketing

The Company markets its products worldwide to OEMs and other industry participants in the wireless and space and defense markets primarily through a sales and marketing force of 36 people as of June 30, 2013. During the year the Company had regional sales offices located in Pennsylvania, Sacramento and San Diego, California; Waterlooville, England; and Suzhou and Shenzen, China. In addition, as of June 30, 2013, the Company had contracts with 7 major distributors, with 15 manufacturers' representatives in the United States and Canada, and with 10 international representatives located in Western Europe, the Middle East and Asia. As part of its marketing efforts, the Company advertises in major trade publications and attends major industry shows. The Company has invested significantly in its Internet website which contains an electronic version of its entire catalog. In addition, the website enables users to download important device parameter files. These files contain the performance information for catalog components in a format that is compatible with commonly used computer aided design/computer aided modeling, or CAD/CAM equipment. The Company also provides mechanical drawings and applications notes for proper use of the parts. This service allows designers to get the information they require and to easily incorporate the Company's parts into their designs.

After identifying key potential customers, the Company makes sales calls with its own sales, management and engineering personnel and with manufacturers' representatives. To promote widespread acceptance of the Company's products and provide customers with support for their technical and commercial needs, the Company’s sales and engineering teams work closely with the customers to develop solutions tailored for their particular requirements. The Company believes that its engineering team, comprised of 159 design and engineering professionals as of June 30, 2013, provides the Company with a key competitive advantage. Over the past several years, significant effort and investment has been made in updating the Company’s web-site and search engine optimization to support primarily the Wireless products and specifically the AIR product line. The sales and marketing of the AIR products has proven to rely heavily on web-based support, application support, and high-service distribution partners.

The Company uses distributors for its standard products, most notably for its Xinger® surface mount components, and recently for its range of low-power radio module products (AIR). Key distribution partners for the Xinger, CCG, and Resistive products are Richardson Electronics (globally), Avnet (Asia), ACAL Technology (formerly BFI Optilus in Europe), Arrow Nordick Components AB and EG (Scandanvia). Anaren's new AIR product line is distributed globally by Arrow, Digi-Key, and Mouser while Avnet distributes this line in North and South America. Farnell Premiere and RS Electronics distribute the AIR product line in Europe. Using independent distributors to market and sell its products has become an important part of the Company's sales efforts by providing the Company with a larger sales force to promote its catalog product offerings.

In the fourth quarter of fiscal 2013, the Company separated with its West Coast and European Regional Sales Managers (RSM’s) and closed the Sacramento sales office as the need for direct sales force was deemed to be minimal. These RSM’s were focused primarily on sales of AIR products and to a lesser degree sales of components into infrastructure OEM’s and second tier suppliers. Two primary factors led to this outcome: 1) significant consolidation of wireless infrastructure OEM’s and suppliers over the past few years, and 2) sales and marketing of AIR products has proved to be primarily accomplished via the web, with support by inside sales functions and applications engineering.

Employees

As of June 30, 2013, the Company employed 880 people. Of these employees, 159 were members of the engineering staff, 622 were in manufacturing positions, 36 were in sales and marketing positions, and 63 were in management and support functions. None of these employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be excellent.

Manufacturing

The Company currently maintains manufacturing locations in East Syracuse, New York; Salem, New Hampshire; Liverpool, New York; Littleton, Colorado and Suzhou, China. MSK currently occupies a 43,000 square foot facility in Liverpool, New York, and Unicircuit in Littleton, Colorado, owns 31,000 square feet and leases 18,000 square feet of manufacturing space. The Company’s China operation currently leases a 76,000 square foot facility in Suzhou, China, which is expected to be vacated for a new facility in the first quarter of fiscal 2014. The Company’s Suzhou facility has been condemned by the Chinese government and is expected to be taken over and demolished shortly following the Company’s exit. A new 68,000 square foot facility has been selected and is in the process of being made ready for occupation. The 156,000 square foot, East Syracuse facility houses the Company’s legacy Wireless Group and Space & Defense Group’s manufacturing and engineering areas to support current and future growth. The Company’s 65,000 square foot facility located in Salem, New Hampshire, was sold to the adjoining neighbor in December 2012 and leased back to house the Company’s subsidiary, Anaren Ceramics, Inc. In conjunction with the sale, the Company now leases approximately 33,000 square feet of space at the facility for its ongoing Ceramics manufacturing operation, including the state-of-the-art class 10,000 clean room.

The Company continues to develop capability and capacity to produce highly engineered, complex microwave subassemblies to support its Space & Defense business. The acquisition of MSK added high-reliability hybrid module manufacturing to the Company’s manufacturing capabilities. The Company expects to leverage the capability with the Company’s existing RF design expertise to provide highly integrated multi-function RF and microwave modules to the major space and defense OEMs. The addition of Unicircuit provides the Company with state-of-the art RF and Microwave printed circuit board capability supporting design to print manufacturing for direct OEM business as well as design to specification capability when combined with the Company’s existing RF design expertise.

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

The Company manufactures its products from standard components, as well as from items which are manufactured by vendors to its specifications. The raw materials utilized in the Company’s various product areas are generally accessible and common to both of the Company's business segments. The Company purchases most of its raw materials from a variety of vendors and most of these raw materials are available from a number of sources. During fiscal year 2013, the Company had one vendor, Endicott Interconnect Technologies, Inc., from which it purchased approximately 12% of its total materials used in production. No other vendor supplied more than 10% of the Company’s total raw materials, and the Company believes that alternate sources of supply are generally available for all raw materials supplied by all Company vendors.

During the fiscal year, one of the Company’s key suppliers for Wireless CCG products experienced severe financial difficulties resulting in several interruptions and delays in supply. On July 10, 2013, that supplier filed a voluntary petition under Chapter 11of the United States Bankruptcy Code. Currently, the supplier’s business continues to operate and has advised the Company that it is attempting to restructure its business to continue operations long-term. Alternative options for supply of this material and services are being evaluated.

Research and Development

The Company's research and development efforts are focused on the design, development and engineering of both products and manufacturing processes. The Company’s current development efforts include:

●	products for use in mobile and fixed wireless infrastructure applications;

●	low power transceiver products for wireless data transmission and wireless control systems for arena lighting applications;

●	advanced manufacturing technologies to produce high density microwave structures for next generation military radars, communication and sensor systems;

●	thick-film substrates capable of replacing higher cost thin-film circuits;

●	miniature components for wireless networking, subscriber and broadcast applications; and

●	high performance analog microelectronics including custom hybrids, power hybrids, and multi-chip modules; and

●	High performance receiver front-end products including frequency convertors and local oscillation distribution networks.

These activities include customer-funded design and development, as well as efforts funded directly by the Company. Research and development expenses funded by the Company were $13.6 million in fiscal 2013, $13.2 million in fiscal 2012 and $16.8 million in fiscal 2011. Research and development costs are charged to expense as incurred.

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

The Company currently has 19 active patents and 13 other patent applications that are currently pending before the United States Patent and Trademark Office to protect both the construction and design of its products. The Company also has registered trademarks covering certain products; most notably is the Wireless Group’s Xinger® product family. Anaren®, Xinger®, and What’ll We Think Of Next® are registered trademarks of Anaren, Inc. All rights reserved.

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

In August 2012, the U.S. Securities and Exchange Commission (SEC) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (DRC) or an adjoining country. Under the rule, issuers are required to conduct a “reasonable” due diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on a new form to be filed with the SEC called Form SD. Companies are required to file Form SD on May 31, 2014 for the 2013 calendar period and annually on May 31 every year thereafter. We anticipate additional, new compliance costs to be incurred since we utilize all of the minerals specified in the rule. We are unable to quantify the cost of implementing this new regulation at this time.

Item 1A.	Risk Factors

In an effort to provide investors a balanced view of our current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by our management about future performance. These statements which do not reflect historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements are not guarantees of future performance, but rather, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial also may adversely affect, to a material extent, our business, cash flows, financial condition, or results of operations in future periods. If any of the following risks actually occur, our business could be adversely affected, and the trading price of our common stock could decline, and you may lose all or part of your investment. You are encouraged to review our 2013 Annual Report, this Form 10-K for the fiscal year ended June 30, 2013 and exhibits hereto filed with the Securities and Exchange Commission, to learn more about the various risks and uncertainties facing our business and their potential impact on our revenue, earnings and stock price. Unless required by law, we disclaim any obligation to update or revise any forward-looking statement.

We depend on a small number of suppliers for many of our component parts and services.

In some cases we rely on a limited group of suppliers and vendors, particularly board fabrication and plating vendors to provide us with services and materials necessary for the manufacture of our products. For example, we rely on one supplier for printed circuit boards used in the manufacture of certain surface mount microwave components. On July 10, 2013, this supplier filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Although at the present time the supplier continues to operate its business, there have been delays in production which in turn have resulted in delayed shipments to some of our customers. We are not in a position to know whether additional delays will result or whether this supplier will even continue to operate its business, or whether we will incur penalties from our customers for late shipments. In total, we use these plated boards to support approximately $12 million in annual fiscal sales by the Wireless Group. Our reliance on a limited group of suppliers involves several risks, including potential inability to timely obtain critical materials or services; potential increase in raw materials costs or production costs; potential delays in delivery of raw material or finished products; and reduced control over reliability and quality of components, and assemblies, as outsourcing continues. We do not have binding contractual commitments or other controls over our suppliers, and therefore cannot always rely upon the guaranteed availability of the materials necessary for the manufacture of our products. If we are required to seek alternative contract manufacturers or suppliers because we are unable to obtain timely deliveries of acceptable quality from existing manufacturers or suppliers, we could be forced to delay delivery of our products to our customers. In addition, if our suppliers and contract manufacturers increase their prices, we could suffer losses because we may be unable to recover these cost increases under fixed price production commitments to our customers. During fiscal 2013, we experienced continuing price increases from many suppliers impacted by rising raw material prices.

Our Suzhou, China Operations must successfully relocate to another facility.

Because of the condemnation and forced sale of the Company’s current leased facility in Suzhou, the Suzhou operations must vacate the premises and relocate to a new facility. This relocation is expected to occur sometime during the first quarter of fiscal 2014. This move, although within the Suzhou Industrial Park, will require a full customer recertification process. If we are unsuccessful in becoming recertified by our customers, or if we have difficulties with the removal/reinstallation of equipment, operations could be disrupted and revenue impacted.

Capital expenditures by Wireless service providers for infrastructure equipment are volatile.

Demand for the Company’s Wireless infrastructure equipment products continues to fluctuate and visibility remains relatively unpredictable. Approximately 20% of the Company’s revenue came from sales to Wireless OEMs. Demand for the Company’s products in this market depends primarily on capital spending by operators for constructing, rebuilding or upgrading systems. The amount of this capital spending and, therefore, the Company’s revenue and profitability will be affected by a variety of factors, including general economic conditions, consolidation within the communications industry, the financial condition of operators and access to financing, competition, technological developments, new legislation and regulation of operators . Although we utilize various procedures and controls to monitor continued volatility, future decreases in capital expenditures for Wireless infrastructure equipment, or other RF components produced by the Company’s Wireless Group, could significantly adversely impact revenue and profitability and the overall success of the Company’s Wireless business.

We face continuing pressure to reduce the average selling price of our Wireless products.

Many of our Wireless customers are under continuous pressure to reduce costs and, therefore, we expect to continue to experience pressure from these customers to reduce our prices. Our customers frequently negotiate volume supply arrangements well in advance of delivery dates, requiring us to commit to price reductions before we can determine whether the assumed manufacturing cost reductions or the negotiated supply volumes can be achieved. To offset declining average sale prices, we believe that we must continuously achieve manufacturing cost reductions and increase our sales volumes. If we are unable to offset declining average selling prices, our gross margins will decline, and this decline could materially harm our business, financial condition and operating results. Component pricing pressure is expected to continue in fiscal 2014, despite what is expected to be a modest increase in customer demand over fiscal year 2013 levels.

The Company’s results may be negatively affected by changing interest rates.

The Company could have market risk from exposure to changes in interest rates based on the Company’s financing activities if advances are taken on the Company’s $50 million revolving credit facility. The Company has a $50 million revolving credit facility (Line) agreement with Key Bank National Association (Lender). The Line bears interest at the 30-day London inter-bank offer rate (LIBOR), plus 100 to 200 basis points, or at the Lender’s prime rate, plus 0 to 75 basis points, based upon the Company's earnings before interest and taxes and depreciation and amortization (EBITDA) performance at the end of each quarter as measured by the leverage ratio, total indebtedness divided by EBITDA. As of June 30, 2013, the Company did not have any outstanding balance in connection with the Keybank credit facility.

Changes in funding for defense procurement programs could adversely affect our ability to grow or maintain our revenues and profitability.

Approximately 50% of the Company’s 2013 revenues came from sales to the military market, including the U.S. and various foreign militaries. Although demand for many of our Space & Defense products has been favorably impacted by an upward trend in United States defense spending in the last few years for, among other things, advanced radar systems, advanced jamming systems, smart munitions, electronic surveillance systems and satellite and ground based communication systems, the government’s current sequestration process creates significant uncertainty regarding future military sales. Although the ultimate size of future United States defense budgets remains uncertain, current indications is that the total defense budget will likely decline over the next few years. The specific programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during the budget formulation and appropriation processes. While we believe that our products are a high priority for national defense, there remains the possibility that one or more of the programs we serve will be reduced, extended or terminated. Depending upon the degree of the U.S. defense budget decrease and the specific technologies and programs effected, and potential reductions in foreign government defense expenditures, our revenues and profitability could be significantly impacted.

We depend on the future development of the wireless and satellite communications markets, which is difficult to predict.

We believe that our future growth depends in part on the success of the wireless infrastructure, satellite communications markets and a broad range of industrial and consumer wireless applications. Existing or potential wireless infrastructure and satellite communications applications for our products are difficult to predict and may not grow as projected or may even erode. A number of the end markets for our products (specifically the AIR products) in the industrial and consumer wireless areas have only recently begun to develop. It is difficult to predict the rate at which these markets will grow and what share of the market the Company’s product will obtain. If the markets for our products in wireless infrastructure, satellite communications and industrial and consumer wireless applications fail to grow, or grow more slowly than anticipated, our business, financial condition and operating results would likely be harmed.

The markets which we serve are very competitive, and if we do not compete effectively in our markets, we will lose sales and have lower margins.

The markets for our products are extremely competitive and are characterized by rapid technological change, new product development and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product, especially affecting our Wireless products. We face competition from component manufacturers which have integration capabilities, as well as from the internal capabilities of large communications OEMs and defense prime contractors. Our future success will depend in part upon the extent to which these parties elect to purchase from outside sources rather than manufacture their own microwave components. Many of our current and potential competitors have substantially greater financial, technical, marketing, distribution and other resources than us, and have greater name recognition and market acceptance of their products and technologies. Our competitors may also develop new technologies or products that may offer superior price or performance features. There also can be no assurance that additional competitors will not enter the Company’s markets.

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

The markets in which we compete are characterized by rapidly changing technologies, evolving industry standards and frequent improvements in products and services. If technologies supported by our products become obsolete or fail to gain widespread acceptance, as a result of a change in the industry standards or otherwise, our financial results could be adversely affected. Our future success will depend in part on factors including our ability to enhance the functionality of our existing products in a timely and cost-effective manner, our ability to establish close working relationships with major customers for the design of their new wireless transmission systems that incorporate our products, our ability to identify, develop and achieve market acceptance of new products that address new technologies and meet customer needs in wireless communications markets, our ability to continue to apply our expertise and technologies to existing and emerging wireless and satellite communications markets, and our ability to achieve acceptable product costs on new products.

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

We depend upon a small number of customers for a majority of our revenues. During fiscal 2013, we had three customers that accounted for more than 10% of our net sales (Lockheed Martin accounted for 16.0% of net sales, Raytheon Company accounted for 13.0% of net sales, and Northrop Grumman accounted for 10.8% of net sales). We anticipate that we will continue to sell products to a relatively small group of customers. Delays in manufacturing or supply procurement or other factors, including consolidation of customers, could potentially cause cancellation, reduction or delay in orders by a significant customer or in shipments to a significant customer. Our future success depends significantly on the decision of our current customers to continue to purchase products from us, as well as the decision of prospective customers to develop and market space and defense and wireless communications systems that incorporate our products.

We must continue to attract and retain qualified engineers and other key employees to grow our business.

Our continued success depends on our ability to continue to attract and retain qualified engineers, particularly microwave engineers, and management personnel. Currently, we employ approximately 159 degreed engineers that are very important to our continued ability to be innovative and work closely with customers’ technical personnel so that our products get designed in and qualified for integration into customer products. Attracting and retaining qualified engineers, including microwave engineers is challenging. If we are unable to successfully hire, train and retain qualified engineers and experienced management personnel, it could jeopardize our ability to develop new products for the wireless and space and defense markets, and could also negatively impact our ability to grow our business.

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

As the result of the acquisitions made in previous years, goodwill and other intangibles incurred as a percentage of the Company’s total assets increased. At June 30, 2013, the total assets of the Company were $215.6 million, which included $45.3 million of goodwill and tradenames. The goodwill arose primarily from the excess of the purchase price of each acquisition over the fair value of the net assets of the business acquired. The tradenames were valued separately from goodwill at the amount which an independent third party would be willing to pay for use of the MSK and Unicircuit names. The Company performs annual evaluations for potential impairment of the carrying value of goodwill and tradenames in accordance with GAAP goodwill and intangible asset accounting rules. To date, these evaluations have not resulted in the need to recognize an impairment charge. However, if the Company’s financial performance were to decline significantly, the Company could incur a non-cash charge in its income statement for the impairment of goodwill or tradenames.

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

●	potential inability to timely ramp up to meet some of our customers', particularly Wireless Group customers increased demands;

●	order cancellations or extended postponements;

●	environmental hazards resulting in the temporary or permanent loss of operation permits;

●	unanticipated delays and/or difficulties increasing procurement of raw materials in Asia through our Suzhou, China facility;

●	technological shifts away from our technologies and core competencies;

●	rapidly increasing employment costs, particularly in historically low-cost regions like Suzhou, China.

●	unanticipated impairments of assets including investment values; and

●	litigation involving mergers and acquisitions, antitrust, intellectual property, environmental, product warranty, product liability, and other issues.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

Anaren Ceramics, Inc., a wholly owned subsidiary of the Company, operates in a 65,000 square foot building in Salem, New Hampshire, of which it currently leases the first floor (33,000 square feet) at an approximate annual rent of $0.3 million. This facility was previously owned by the Company’s subsidiary, Anaren Properties, LLC. Subsequent to June 30, 2012, we received an unsolicited offer to sell this facility, which, in July 2012, was accepted. Closing was completed in December of 2012.

M.S. Kennedy Corp., a wholly owned subsidiary of the Company, operates in a 43,000 square foot building which it owns, situated on approximately 5 acres in Liverpool, New York.

Unicircuit, Inc., a wholly owned subsidiary of the Company, operates in a 31,000 square foot building which it owns, situated on 3 acres in Littleton, Colorado. Additionally, Unicircuit leases 18,000 square feet in an adjacent facility which houses administrative offices and additional manufacturing space at an annual cost of $0.3 million, with a lease term through September 2016.

Anaren Communications Suzhou Co. Ltd., the Company’s wholly owned subsidiary, currently leases a 76,000 square foot facility in Suzhou, China, which houses light manufacturing and assembly activities. This facility has an annual rent of approximately $0.2 million. This facility has been condemned by the Chinese government and is expected to be taken over and demolished in fiscal 2014. The Company evaluated and selected a new 68,000 square foot facility nearby which will be ready to occupy during the first quarter of fiscal 2014. Annual rent will be approximately $0.2 million.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal 2013
High	$20.87	$20.69	$20.60	$24.75
Low	$17.88	$17.61	$18.57	$19.05

Fiscal 2012
High	$21.89	$21.72	$18.71	$19.92
Low	$16.52	$15.84	$16.25	$16.20

The Company had approximately 359 holders of record of its common stock at August 2, 2013.

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

Issuer Purchases of Equity Securities

On November 9, 2012, the Board of Directors increased by an additional 1,500,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. There were on June 30, 2013, approximately 1.3 million shares remaining for purchase under the current authorization.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2013	-	-	-	1,324,589
May 2013	-	-	-	1,324,589
June 2013	-	-	-	1,324,589
Total	-	-	-

Performance Graph

The following graph presents the cumulative total shareholder return for the five years ended June 30, 2013 for our common stock, as compared to the NASDAQ Composite Index and to the NASDAQ Electronic Components Index. The starting value of each index and the investment in common stock was $100.00 on June 30, 2008.

	6/08	6/09	6/10	6/11	6/12	6/13

Anaren, Inc.	$100.00	$167.27	$141.34	$201.04	$185.43	$217.03
NASDAQ Composite	100.00	80.56	93.30	124.28	132.47	155.74
NASDAQ Electronic Components	100.00	74.56	89.10	113.46	107.40	119.76

Item 6.	Selected Consolidated Financial Data

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

	For the Years Ended
Statement of Income Data:	June 30, 2013	June 30, 2012	June 30, 2011	June 30, 2010	June 30, 2009
(in thousands, except per share amounts)
Net sales	$158,374	$147,346	$179,170	$168,789	$166,905
Cost of sales	99,565	95,924	111,264	106,512	112,289
Gross profit	58,809	51,422	67,906	62,277	54,616
Operating expenses:
Marketing	9,545	10,328	10,592	9,671	8,967
Research and development	13,607	13,217	16,765	14,782	12,986
General and administrative	17,518	17,549	19,299	19,040	18,636
Total operating expenses	40,670	41,094	46,656	43,493	40,589
Operating income	18,139	10,328	21,250	18,784	14,027
Other income (expense):
Interest expense	(127)	(170)	(498)	(590)	(1,482)
Other income	494	656	1,174	368	1,088
Total other income (expense), net	367	486	676	(222)	(394)
Income before income tax expense	18,506	10,814	21,926	18,562	13,633
Income tax expense	3,450	2,200	5,525	4,850	3,774
Net income	15,056	8,614	16,401	13,712	9,859

Basic earnings per share:	$1.19	$0.61	$1.17	$0.98	$0.71

Diluted earnings per share:	$1.13	$0.59	$1.11	$0.94	$0.70

Weighted average common shares outstanding:
Basic	12,687	14,050	13,988	14,010	13,911
Diluted	13,281	14,702	14,746	14,537	14,179

Balance Sheet Data:

Cash and cash equivalents	$44,308	$21,012	$58,388	$50,521	$49,893
Working capital	107,463	88,941	110,099	89,472	102,212
Total assets	215,645	213,787	252,645	241,348	237,055
Long-term debt, less current installments	-	-	20,000	30,000	40,000
Stockholders’ equity	189,738	185,503	195,104	172,926	160,945

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The consolidated financial statements present the financial condition of the Company as of June 30, 2013 and 2012, and the consolidated results of operations and cash flows of the Company for the years ended June 30, 2013, 2012 and 2011.

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

Results of Operations

Net sales for the year ended June 30, 2013 were $158.4 million, up 7.5% from $147.3 million for fiscal 2012. Net income for fiscal 2013 was $15.1 million, or 9.5% of net sales, up $6.5 million, or 74.8% from net income of $8.6 million in fiscal 2012.

The following table sets forth the percentage relationships of certain items from the Company's consolidated statements of operations as a percentage of net sales for the periods indicated:

	Years Ended June 30,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.9	65.1	62.1
Gross Profit	37.1	34.9	37.9
Operating expenses:
Marketing	6.0	7.0	5.9
Research and development	8.6	9.0	9.3
General and administrative	11.0	11.9	10.8
Total operating expenses	25.6	27.9	26.0
Operating income	11.5	7.0	11.9
Other income (expense):
Interest expense	(0.1)	(0.1)	(0.3)
Other income	0.3	0.4	0.7
Total other income (expense)	0.2	0.3	0.4
Income before income taxes	11.7	7.3	12.3
Income taxes	2.2	1.5	3.1
Net income	9.5	5.8	9.2

The following table sets forth the Company’s net sales by reportable segment for the periods indicated:

	Years Ended June 30,
	2013		2012		2011
	(In thousands)		(In thousands)		(In thousands)
Wireless	$50,783	32.1%	$52,581	35.7%	$66.043	36.9%
Space & Defense	107,591	67.9%	94,765	64.3%	113,127	63.1%
	$158,374	100.0%	$147,346	100.0%	$179,170	100.0%

Year Ended June 30, 2013 Compared to Year Ended June 30, 2012

Net sales. Net sales were $158.4 million for fiscal 2013, up 7.5% compared to $147.3 million for fiscal 2012. Sales of Wireless Group products fell $1.8 million, or 3.4%, while sales of Space & Defense Group products rose $12.8 million, or 13.5%, in fiscal 2013 compared to fiscal 2012.

Sales of Wireless Group products consist of standard components for use in building wireless base station and consumer equipment. The decline in sales of Wireless Group products in fiscal 2013 compared to fiscal 2012 was primarily the result of a decline in infrastructure products. This decline in demand dropped the quarterly Wireless Group sales rate from over $18.0 million in the first quarter of fiscal 2012 to the current fiscal 2013 quarterly run rate of $12.0 - $14.0 million. For fiscal 2014 based on current and expected customer demand, we anticipate sales for the Wireless Group to continue at the higher end of the current quarterly run rate.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military. Sales of Space & Defense Group products increased $12.8 million, or 13.5% in fiscal 2013 compared to the previous fiscal year. The improvement over fiscal 2012 sales reflects both the Space & Defense Group backlog level of approximately $95 - $105 million during the past twelve months and the resolution of production and customer specification issues which has allowed for consistent quarterly product shipments in the $25.0-$29.0 million range over the trailing twelve month period. For fiscal 2014, based on current backlog, we anticipate quarterly sales for the Space & Defense Group to be in the upper half of this range.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for fiscal 2013 was $58.8 million, (37.1% of net sales), up from $51.4 million (34.9% of net sales) for the prior year. Gross profit as a percent of sales increased significantly in fiscal 2013 compared to fiscal 2012 due to operating efficiencies from the higher sales levels and a more favorable product mix in both the Wireless and Space & Defense Groups. Additionally, sales in fiscal 2013 had less overhead costs due to lower payroll, benefits and health care costs as a result of an approximate 20% reduction in personnel, companywide, in fiscal 2012 and from a significant reduction in healthcare expense in fiscal 2013 compared to fiscal 2012, brought about by the Company’s switch to a high deductible healthcare program.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $9.5 million (6.0% of net sales) for fiscal 2013, down $0.8 million compared to $10.3 million (7.0% of net sales) for fiscal 2012. Marketing expenses in the current year decreased due to lower personnel, advertising, marketing support and travel expenses compared to fiscal 2012.

Research and Development. Research and development expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $13.6 million (8.6% of net sales) in fiscal 2013, up $0.4 million from $13.2 million (9.0% of net sales) for fiscal 2012. The decline in fiscal 2013 research and development expenditures as a percent of sales resulted from a reduction in engineering personnel as part of the companywide reduction in workforce in fiscal 2012 due to a decline in design work and the reassignment of some engineering personnel to funded engineering development work in the Space & Defense Group. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer product opportunities, as well as new technology development in the Space & Defense Group. The Company expects to maintain or moderately increase its current research and development efforts and spending levels in fiscal 2014.

General and Administrative. General and administrative expenses were relatively flat at $17.5 million (11.0% of net sales) for fiscal 2013, compared to $17.5 million (11.9% of net sales) for fiscal 2012. The decrease in general and administrative expense experienced in the first nine months of fiscal 2013, which resulted from a gain of $0.8 million related to the settlement of a corporate property lease in the United Kingdom and funds received as partial compensation for the condemnation of the Company’s leased China facility, and was partially offset in the fourth quarter by a $0.6 million expense accrual to recognize an expected loss on the bankruptcy of a current vendor. Absent these types of events, the Company expects general and administrative costs to run at approximately $4.5 million per quarter for fiscal 2014.

Operating Income. Operating income increased $7.8 million in fiscal 2013 to $18.1 million, (11.5% of net sales), compared to $10.3 million (7.0% of net sales) for fiscal 2012. The increase in operating income was a result of the $11.0 million rise in sales coupled with a $0.4 million decrease in operating expenses, including a $0.2 million net decrease in operating expenses related to the gains from the settlement of a corporate property lease in the United Kingdom and funds received as partial compensation for the condemnation of the Company’s leased China facility, less a loss accrual related to a vendor bankruptcy filing. Additionally, a more favorable product mix and reduced labor and overhead costs due to the personnel reductions in fiscal 2012, drove a 2.2 percentage point increase in gross margins during fiscal 2013 compared to the fiscal 2012.

On an operating segment basis, the Wireless Group operating income was $6.6 million (12.9% of Group sales) for fiscal 2013, up $1.8 million, from the Group’s operating income of $4.8 million (9.1% of Group sales) in fiscal 2012. The rise in Wireless Group operating income in fiscal 2013, compared to fiscal 2012, was due to a $1.3 million reduction in operating expenses consisting of a $0.5 million decline in group research and development spending and a $0.7 million decrease in marketing and general and administrative expenses. Additionally, a more favorable product mix and lower labor and overhead costs resulting from the personnel and expense reductions instituted in fiscal 2012 had a 2.6 percentage point impact on Group gross margins in fiscal 2013 compared to fiscal 2012.

Space & Defense Group operating income was $11.3 million (10.5% of Group sales) in fiscal 2013, compared to $6.0 million (6.3% of net Group sales) for fiscal 2012. Operating margins for this Group increased in fiscal 2013 due mainly to the 3.0 percentage point increase in gross margin compared to fiscal 2012. Gross margin improvement resulted from the $12.8 million increase in sales, a more favorable product mix with more mature efficient production and lower labor and overhead costs resulting from the personnel and expense reductions made in fiscal 2012.

Other Income. Other income was $0.5 million in fiscal 2013 compared to $0.7 million for fiscal 2012. Short-term interest rates have fallen slightly year over year and the Company has had lower investable cash balances in fiscal 2013 due to the ongoing stock buyback program. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in fiscal 2013 was $0.1 million, compared to $0.2 million for fiscal 2012. Interest expense has remained relatively low and has declined due to the continuing low level of the 30 day London Inter-Bank Offer Rate (LIBOR) interest rate. During the first quarter of fiscal 2013, the Company borrowed a total of $8 million, which was repaid in the third quarter and currently there are no borrowings outstanding under the line of credit. Borrowings on the line bear interest at the 30 day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance.

Income Taxes. Income taxes for fiscal 2013 was $3.5 million (2.2% of net sales), representing an effective tax rate of 18.6%. This compares to income tax expense of $2.2 million (1.5% of net sales) for fiscal 2012, representing an effective tax rate of 20.3%. The lower effective rate for fiscal 2013 is a result of the reinstatement of the federal Research & Experimentation Tax Credit retroactive to January 1, 2012 in the second half of fiscal 2013, resulting in a reduction in the fiscal 2013 effective tax rate and a one-time tax benefit of $0.8 million related to the second half of last fiscal year. The projected effective tax rate for fiscal 2014, absent one-time events and adjusted for the reinstatement of the federal Research & Experimentation Tax Credit in January 2013 is expected to be approximately 27%.

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

Net sales. Net sales were $147.3 million for fiscal 2012, down 17.8% compared to $179.2 million for fiscal 2011. Sales of Wireless Group products fell $13.4 million, or 20.4%, and sales of Space & Defense Group products fell $18.4 million, or 16.2%, in fiscal 2012 compared to fiscal 2011.

The decline in sales of Wireless Group products, which consist of standard components for use in building wireless base station and consumer equipment, was the result of a substantial decrease in demand from Wireless infrastructure customers beginning in the first quarter of fiscal 2012 and continuing through the end of that fiscal year, compared to demand in fiscal 2011. Sales of these products dropped $13.4 million compared to fiscal 2011 due to declining orders from both European OEMs and Asian contract manufacturers. Sales of Wireless Group products rebounded somewhat in the fourth quarter of fiscal 2012.

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

Gross Profit. Gross profit for fiscal 2012 was $51.4 million, (34.9% of net sales), down from $67.9 million (37.9% of net sales) for the prior year. Gross profit as a percent of sales decreased in fiscal 2012 from fiscal 2011 due to the 17.8% overall decline in sales volume which resulted in less favorable absorption of overhead in the current year. Additionally, a less profitable product mix in the Space & Defense Group due to the completion of the latest counter-IED contract in fiscal 2011 and two long running radar receiver programs in fiscal 2012 had a negative impact on gross margins in fiscal 2012 compared to fiscal 2011.

Marketing. Marketing expenses were $10.3 million (7.0% of net sales) for fiscal 2012, down $0.3 million and relatively unchanged compared to $10.6 million (6.0% of net sales) for fiscal 2011. Marketing expenses in fiscal 2012 decreased slightly due to lower personnel and travel expenses compared to fiscal 2011.

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

General and Administrative. General and administrative expenses decreased 9.1% to $17.5 million (11.9% of net sales) for fiscal 2012, from $19.3 million (10.8% of net sales) for fiscal 2011. The decrease in general and administrative expense in the current year was due to declining compensation costs resulting from personnel reductions in the latter part of fiscal 2011 and the first half of fiscal 2012 and a decrease in the management bonus accrual in the current year due to the lower level of profitability compared to fiscal 2011.

Operating Income. Operating income decreased $11.0 million in fiscal 2012 to $10.3 million, (7.0% of net sales), compared to $21.3 million (11.9% of net sales) for fiscal 2011. This decrease in operating income was a result of the $31.8 million decline in sales volume, a less favorable product mix in the Space & Defense Group and the significant decline in sales of higher margin Wireless Group products during fiscal 2012 compared to fiscal 2011. Due to the reduction in sales levels and declining income, the Company took action during fiscal 2012 at several operating locations to reduce personnel and operating expenses and improve profitability despite the lower sales levels. As of June 30, 2012, personnel levels had been reduced approximately 17%, resulting in an annual payroll reduction of over $6.5 million, including benefit costs, compared to July 1, 2011 levels.

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

Space & Defense Group operating income was $6.0 million (6.3% of Group sales) in fiscal 2012, compared to $9.9 million (8.7% of net Group sales) for fiscal 2011. Operating margins for this Group declined in fiscal 2012 due mainly to the $18.3 million decline in sales volume and the resulting inefficiencies and under absorption of overhead in production. Additionally, Space & Defense Group operating margins suffered as a result of the less favorable product mix in fiscal 2012 compared to fiscal 2011, as sales of higher margin build-to-print IED products declined over $11.0 million in fiscal 2012 compared to fiscal 2011.

Other Income. Other income was $0.7 million in fiscal 2012 compared to $1.2 million for fiscal 2011. Short-term interest rates have risen slightly year over year in fiscal 2012 and the Company has had some currency gains at its China operation resulting in higher interest income despite lower investable cash balances in fiscal 2012. This fiscal 2012 increase partially off-set the absence of a $0.6 million break-up fee payment from AML Communications, Inc. the Company received in fiscal 2011 in connection with the Company’s proposed acquisition of AML in fiscal 2011.

Interest Expense. Interest expense in fiscal 2012 was $0.2 million, compared to $0.5 million for fiscal 2011 due to the pay-off of the Company’s revolving line of credit in the second quarter of fiscal 2012.

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

Critical Accounting Policies and Estimates

The Company prepares the consolidated financial statements in accordance with generally accepted accounting principles (GAAP) in the U.S. In doing so, the Company has to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, the Company could have reasonably used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from the estimates made in the consolidated financial statements. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected. Estimates are based on past experience and other assumptions that the Company believes are reasonable under the circumstances, and they are evaluated on an ongoing basis. The Company refers to accounting estimates of this type as critical accounting policies and estimates, which are discussed further below. The Company has reviewed the critical accounting policies and estimates with the audit committee of the Board of Directors.

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

Changes could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and tax rates could affect the valuation of deferred tax assets and liabilities, thereby changing the income tax provision. Also, significant declines in taxable income could materially impact the realizable value of deferred tax assets. At June 30, 2013, we had $14.1 million of deferred tax assets on our balance sheet and a valuation allowance of $4.7 million has been established for certain deferred tax assets as it is more likely than not that they will not be realized.

A 1% increase in the effective tax rate would increase the current year provision by $0.2 million, reducing diluted earnings per share by $0.01 based on shares outstanding at June 30, 2013.

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

For restricted stock and restricted stock unit awards, the fair value is determined based upon the closing value of the Company's stock price on the grant date.

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

A 1% write-down of our inventory would decrease current year net income by approximately $0.2 million, or approximately $0.02 per diluted share. As of June 30, 2013 we had $34.9 million of inventory recorded on our balance sheet representing 16% of total assets.

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

The Company uses longer-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop its expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. The Company’s investment return assumption for the Pension Plan was 7.5% for fiscal 2013 and 2012, respectively. At June 30, 2013, the Pension Plan assets were comprised of approximately 63% equity investments and 37% cash and fixed income investments, while the Postretirement Health Care Benefits Plan was unfunded.

A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits accounting reflects, at June 30 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company’s discount rates for measuring its pension obligations were 4.59% and 3.96% at June 30, 2013 and 2012, respectively. The Company’s discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 3.64% and 3.22% at June 30, 2013 and 2012, respectively.

A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases. The Company’s fiscal 2013, 2012 and 2011 rate for future compensation increase for the Pension Plan was 3.5% - 4%. For Postretirement Health Care Benefits Plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. Based on this review, the health care cost trend rates used to determine the accumulated postretirement benefit obligation are 6.0% - 8.0% for 2013, with a declining each year until it reaches 5% by fiscal 2022, with a flat 5% rate for fiscal 2022 and beyond.

For the fiscal years ended June 30, 2013, 2012 and 2011, the Company recognized net periodic pension expense of $1.1 million, $0.6 million and $0.8 million, respectively, related to its pension plan. Cash contributions of $1.1 million were made to the pension plan in fiscal 2013. The Company expects to make cash contributions of approximately $0.4 million to its pension plan during fiscal 2014.

The 2013, 2012 and 2011 fiscal year Postretirement Health Care Benefits Plan actual (benefit) expense were $(0.3) million, $(0.2) and $0.0 million, respectively. Cash contributions of $0 were made to this plan in fiscal 2013.

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

The Company makes certain estimates and assumptions that affect the determination of the expected future cash flows from reporting units for its goodwill impairment testing. These include sales growth, cost of capital, and projections of future cash flows. The fair value exceeded the reporting units’ value for the Company’s 2013 goodwill impairment test by a range of approximately 42% to 59%. Significant changes in these estimates and assumptions could create future impairment losses to goodwill.

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

A 1% change in the amortization of our intangible assets would have an immaterial impact on net income and earnings per diluted share. As of June 30, 2013 the Company has $49.1 million of intangible assets recorded on the balance sheet representing 23% of total assets. This includes $3.8 million of amortizing intangible assets, $3.0 million of indefinite lived intangible assets and $42.3 million of goodwill.

Liquidity and Capital Resources

Net cash provided by operations for the years ended June 30, 2013, 2012 and 2011 were $26.2 million, $20.6 million and $24.9 million, respectively. The positive cash flow from operations in fiscal 2013 was due to the net income of $15.1 million, plus depreciation and amortization of $8.8 million and equity-based compensation expense of $3.8 million totaling $27.7 million. This amount was further enhanced by a decrease in inventory of $1.5 million and a $1.0 million increase in deferred tax liabilities, both of which were off-set by a net increase in receivables of $2.5 million due to the large fourth quarter increase in sales and a net pay down of accounts payable of $1.3 million. Net cash provided by operations for fiscal 2012 was $20.6 million and resulted primarily from net income before depreciation, amortization and non-cash equity-based compensation expense. The positive cash flow from operations for fiscal 2012 was further enhanced by a $1.4 million decrease in accounts receivable due to improved collections, which was off-set by a $2.7 million increase in inventory due to the lower sales levels, and a $3.3 million decrease in accounts payable and accrued expenses due to the lower business volume. The positive cash flow from operations in fiscal 2011 was due to the net income of $16.4 million plus depreciation and amortization of $10.3 million and equity-based compensation expense of $4.1 million totaling $30.8 million. This amount was partially offset by increases in inventory and accounts receivable of $2.4 and $1.8 million, respectively, due to the increased business levels in the second half of the year as well as an additional $1.7 million used to fund changes in other operating assets and liabilities.

Net cash provided by investing activities in fiscal 2013 was $13.5 million and consisted of $13.3 million from the maturity of marketable debt securities plus $5.8 million received from the sale of property in Salem, New Hampshire, which was off-set by $5.5 million used to pay for capital additions. Net cash used in investing activities in fiscal 2012 was $8.6 million and consisted of $7.8 million used to pay for capital additions and $0.8 million used for the net purchase of marketable debt securities in the hold to maturity account. Net cash used in investing activities during fiscal 2011 was $7.1 million and consisted of funds used to pay for capital additions of $7.1 million during the period. Capital expenditures in fiscal 2014 are expected to range between 4% and 5% of net sales, all of which will be funded from expected cash flows from operations or the Company’s existing line of credit.

Net cash used in financing activities in fiscal 2013 was $16.7 million and consisted of $20.3 million used to purchase approximately 1.1 million treasury shares, partially offset by $3.6 million generated by cash receipts and tax benefits from the exercise of stock options. Net cash used in financing activities in fiscal 2012 was $49.6 million and consisted of $30.0 million used to pay down long-term debt and $24.7 million used to purchase approximately 1.3 million treasury shares during the period, which were partially offset by $5.0 million generated by cash receipts and tax benefits from the exercise of stock options. Net cash used in financing activities in fiscal 2011 was $10.5 million and consisted of $10.0 million used to pay long-term debt and $4.4 million used to purchase approximately 261,000 treasury shares, partially offset by $3.9 million generated by cash receipts and tax benefits from the exercise of stock options.

The Company expects to continue to purchase shares of its common stock in the open market and/or through private negotiated transactions under the current Board authorization, depending on market conditions. At June 30, 2013, there were approximately 1.3 million shares remaining under the current Board repurchase authorization.

At June 30, 2013, the Company had approximately $53.6 million in cash, cash equivalents, and marketable securities and has had positive operating cash flow for over twenty consecutive years. Included in the Company’s cash and cash equivalents balance is $16.9 million that is deposited in banks in China. The Company believes that its cash requirements, including cash requirements for capital expenditures for the next twelve months, will be satisfied by currently invested cash balances, expected cash flows from operations and its line of credit.

The Company will have to make contributions of approximately $0.4 million to the Pension Plan by March 2014 to meet the current required funding standards as of July 1, 2013. It is expected that the net periodic pension benefit cost will be approximately $0.8 million in fiscal 2014.

During fiscal 2013, the Company borrowed, and subsequently repaid, $8 million to purchase treasury stock. At June 30, 2013 the Company had no balance outstanding on the line of credit. During fiscal 2012, the Company paid down the $30.0 million outstanding on the line of credit. Availability of credit under the credit line was $50.0 million at June 30, 2013.

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

Disclosures About Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. The Company's obligations and commitments are as follows:

(amounts in thousands)	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations
Operating lease obligations	$4,096	$824	$1,432	$972	$868
Other long-term liabilities (1)	373	115	160	98	-
Pension & postretirement health benefits	10,043	816	1,693	1,846	5,688
Total	$14,512	$1,755	$3,285	$2,916	$6,556

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

(1)	Deferred compensation & Commitment fee on debt

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their consolidated financial statements. It does not amend any existing requirements for reporting net income or OCI in the consolidated financial statements. This ASU is effective for the Company beginning in fiscal year 2014. The Company does not believe that this update will have a material effect on the consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing indefinite-lived intangible assets for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of the asset. If the Company determines, on the basis of qualitative factors, that the fair value of the asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This ASU is effective for the Company beginning in fiscal year 2014. The Company does not believe that this update will have a material effect on the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing goodwill for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This ASU was effective for the Company beginning in fiscal year 2013. This update did not have a material effect on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU provides companies two choices for presenting net income and comprehensive income: in a single continuous statement, or in two separate, but consecutive, statements. Presenting comprehensive income in the statement of equity is no longer an option. ASU No. 2011-05 was effective for the Company beginning in fiscal year 2013. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which delays the effective date of certain provisions of ASU No. 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income. This update removed the presentation of other comprehensive income (loss) from the consolidated statements of stockholders’ equity and presented separate consolidated statements of comprehensive income.

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

As of June 30, 2013, the Company had cash, cash equivalents and marketable securities of $53.6 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase normally have maturities between one and 36 months, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% from June 30, 2013 rates, or 0.10%, would have reduced net income and cash flow by approximately $40,000, or $0.003 per diluted share of common stock for the year. Due to the relatively short maturities of these securities and the Company’s ability to hold those investments to maturity, we do not believe that an immediate decrease in interest rates would have a material effect on our financial condition or results of operations. Over time, however, declines in interest rates will reduce the Company's interest income.

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

As of June 30, 2013 and 2012, the Company had no outstanding debt under its revolving line of credit with Keybank. The line consists of a $50.0 million revolving credit note (See Note 7 of the consolidated financial statements).

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

A. Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”) as of June 30, 2013.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

B. Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of June 30, 2013. The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

The effectiveness of the Company’s internal control over financial reporting has been independently assessed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included in Item 9A of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Anaren, Inc.

East Syracuse, New York

We have audited the internal control over financial reporting of Anaren, Inc. and subsidiaries (the "Company") as of June 30, 2013 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2013 of the Company and our report dated August 9, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Rochester, New York

August 9, 2013

Item 9B.	Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Company

Executive officers of Anaren, Inc., their respective ages as of June 30, 2013, and their positions held with the Company are as follows:

NAME	AGE	OFFICE OR POSITION HELD
Lawrence A. Sala	50	President, Chief Executive Officer, Chairman and Director

George A. Blanton	52	Senior Vice President, Chief Financial Officer, Treasurer

Mark P. Burdick	55	President, Wireless Group

David M. Ferrara	58	Secretary and General Counsel

Carl W. Gerst, Jr	76	Chief Technical Officer, Vice Chairman and Director

Timothy P. Ross	54	President, Space & Defense Group

Amy B. Tewksbury	49	Senior Vice President, Human Resources

Gert R. Thygesen	58	Senior Vice President, Technology

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

Except for the information under the heading “Executive Officers of the Company” in Part I, Item 1 of this Annual Report on Form 10-K, which is incorporated by reference in this item and the information about our Code of Ethics and Business Conduct below, the information required by this Item 10 is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on November 7, 2013, which will be filed within 120 days of the end of our fiscal year ended June 30, 2013 (the “2013 Proxy Statement”).

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

Information required by this Item is incorporated by reference to the 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 40 days before the Annual Meeting of Shareholders to be held on November 6, 2013.

Securities Authorized for Issuance under the 2004 Comprehensive Long Term Incentive Plan, as amended.

The number of securities to be issued upon the exercise of stock options under the Company’s equity compensation plans, the weighted average exercise price of the options and the number of securities remaining for future issuance as of June 30, 2013 are as follows.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	663,000	$14.72	779,000
Equity compensation plans not approved by security holders	-	-	-
Total	663,000	$14.72	779,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference to the 2013 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the 2013 Proxy Statement.

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

Date: August 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lawrence A. Sala Lawrence A. Sala	President, Chief Executive Officer and Chairman of the Board, Director (Principal Executive Officer)	August 9, 2013

/s/ George A. Blanton George A. Blanton	Sr. Vice President , Chief Financial Officer, Treasurer (Principal Financial Officer)	August 9, 2013

/s/ Carl W. Gerst, Jr. Carl W. Gerst, Jr.	Chief Technical Officer, Vice Chairman of the Board and Director	August 9, 2013

/s/ Dale F. Eck Dale F. Eck	Director	August 9, 2013

/s/ Matthew S. Robison Matthew S. Robison	Director	August 9, 2013

/s/ James G. Gould James G. Gould	Director	August 9, 2013

/s/ John L. Smucker John L. Smucker	Director	August 9, 2013

/s/ Patricia T. Civil Patricia T. Civil	Director	August 9, 2013

/s/ Louis J. De Santis Louis J. De Santis	Director	August 9, 2013

Anaren, Inc.

Consolidated Financial Statements

June 30, 2013 and 2012

(With Report of Independent Registered Public Accounting Firm Thereon)

ANAREN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Anaren, Inc.

East Syracuse, New York

We have audited the accompanying consolidated balance sheets of Anaren, Inc. and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anaren, Inc. and subsidiaries at June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 9, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Rochester, New York

August 9, 2013

ANAREN, INC.

Consolidated Balance Sheets

June 30, 2013 and 2012

(in thousands, except per share amounts)

	2013	2012
ASSETS
Assets:
Cash and cash equivalents	$44,308	$21,012
Securities held to maturity	6,688	11,220
Receivables, less allowances of $414 and $388 in 2013 and 2012, respectively	32,059	29,521
Inventories	34,928	36,443
Prepaid expenses and other assets	3,288	4,666
Deferred income taxes	1,820	1,984
Total current assets	123,091	104,846
Securities held to maturity	2,582	11,657
Property, plant, and equipment, net	40,842	47,171
Goodwill	42,297	42,343
Other intangible assets, net	6,833	7,770
Total assets	$215,645	$213,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities and Stockholders’ Equity:
Accounts payable	$7,319	$8,604
Accrued expenses	4,806	3,926
Customer advance payments	1,603	1,307
Other current liabilities	1,900	2,068
Total current liabilities	15,628	15,905
Deferred income taxes	2,671	1,472
Pension and postretirement benefit obligation	6,598	9,606
Other liabilities	1,010	1,301
Total liabilities	25,907	28,284
Commitments and contingencies (note 16)
Stockholders' Equity:
Common stock, $0.01 par value. Authorized 200,000 shares; issued 29,752 and 29,359 at June 30, 2013 and 2012, respectively	298	294
Additional paid-in capital	230,355	223,032
Retained earnings	158,182	143,126
Accumulated other comprehensive loss	(858)	(3,026)
Total stockholders’ equity before treasury stock	387,977	363,426
Less 16,503 and 15,413 treasury shares at June 30, 2013 and 2012, respectively, at cost	198,239	177,923
Total stockholders' equity	189,738	185,503
Total liabilities and stockholders' equity	$215,645	$213,787

See accompanying notes to consolidated financial statements.

ANAREN, INC.

Consolidated Statements of Income

Years ended June 30, 2013, 2012 and 2011

(in thousands, except per share amounts)

	2013	2012	2011

Net sales	$158,374	$147,346	$179,170
Cost of sales	99,565	95,924	111,264
Gross profit	58,809	51,422	67,906
Operating expenses:
Marketing	9,545	10,328	10,592
Research and development	13,607	13,217	16,765
General and administrative	17,518	17,549	19,299
Total operating expenses	40,670	41,094	46,656
Operating income	18,139	10,328	21,250
Other income (expense):
Interest expense	(127)	(170)	(498)
Other income	494	656	1,174
Total other income, net	367	486	676
Income before income tax expense	18,506	10,814	21,926
Income tax expense	3,450	2,200	5,525
Net income	$15,056	$8,614	$16,401

Basic earnings per share:	$1.19	$0.61	$1.17
Diluted earnings per share:	$1.13	$0.59	$1.11

Weighted average common shares outstanding:
Basic	12,687	14,050	13,988
Diluted	13,281	14,702	14,746

See accompanying notes to consolidated financial statements.

ANAREN, INC.

Consolidated Statements of Comprehensive Income

Years ended June 30, 2013, 2012 and 2011

(in thousands)

	2013	2012	2011

Net income	$15,056	$8,614	$16,401
Other comprehensive income:
Net foreign currency translation adjustments	284	293	556
Mark to market available-for-sale investment	-	-	389
Minimum pension & postretirement liability adjustment, net of tax expense (benefit) of $970, ($1,398), and $652, respectively	1,884	(2,716)	1,265
Other comprehensive income (loss)	2,168	(2,423)	2,210
Total comprehensive income	$17,224	$8,614	$18,611

See accompanying notes to consolidated financial statements.

ANAREN, INC.

Consolidated Statements of Stockholders' Equity

Years ended June 30, 2013, 2012 and 2011

(in thousands)

	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2010	$285	$206,193	$118,111	$(2,813)	$(148,850)	$172,926
Net income	-	-	16,401	-	-	16,401
Other comprehensive income	-	-	-	2,210	-	2,210
Purchase of treasury stock (261 shares)	-	-	-	-	(4,422)	(4,422)
Exercise of stock options under the equity plans	3	3,725	-	-	-	3,728
Tax benefit from exercise of stock options	-	164	-	-	-	164
Equity-based compensation	-	4,097	-	-	-	4,097
Balance at June 30, 2011	288	214,179	134,512	(603)	$(153,272)	195,104
Net income	-	-	8,614	-	-	8,614
Other comprehensive loss	-	-	-	(2,423)	-	(2,423)
Purchase of treasury stock (1,341 shares)	-	-	-	-	(24,651)	(24,651)
Exercise of stock options under the equity plans	3	4,509	-	-	-	4,512
Issuance of restricted stock	3	(3)	-	-	-	-
Tax benefit from exercise of stock options	-	494	-	-	-	494
Equity-based compensation	-	3,853	-	-	-	3,853
Balance at June 30, 2012	294	223,032	143,126	(3,026)	$(177,923)	185,503
Net income	-	-	15,056	-	-	15,056
Other comprehensive income	-	-	-	2,168	-	2,168
Purchase of treasury stock (1,090 shares)	-	-	-	-	(20,316)	(20,316)
Exercise of stock options under the equity plans	3	3,081	-	-	-	3,084
Issuance of restricted stock	1	(1)	-	-	-	-
Tax benefit from exercise of stock options	-	459	-	-	-	459
Equity-based compensation	-	3,784	-	-	-	3,784
Balance at June 30, 2013	$298	$230,355	$158,182	$(858)	$(198,239)	$189,738

See accompanying notes to consolidated financial statements.

ANAREN, INC.

Consolidated Statements of Cash Flows

Years ended June 30, 2013, 2012 and 2011

(in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,056	$8,614	$16,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,508	8,265	8,337
Gain on disposal of fixed assets	(557)	-	-
Writedown of current asset	600	-	-
Amortization	1,259	1,894	1,935
Deferred income taxes	393	1,385	119
Equity-based compensation	3,784	3,853	4,097

Changes in operating assets and liabilities:
Receivables	(2,538)	1,410	(1,807)
Inventories	1,515	(2,710)	(2,372)
Prepaid expenses and other assets	779	793	(1,542)
Accounts payable	(1,285)	(931)	264
Accrued expenses	880	(2,414)	679
Customer advance payments	296	1,086	(666)
Other liabilities	(1,285)	(413)	(409)
Pension and postretirement benefit obligation	(154)	(223)	(105)
Net cash provided by operating activities	26,251	20,609	24,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,538)	(7,810)	(7,122)
Proceeds from sale of property, plant, and equipment	5,787	-	-
Maturities of held to maturity and sale of available-for-sale securities	13,285	9,130	3,511
Purchases of held to maturity securities	-	(9,954)	(3,478)
Net cash provided by (used in) investing activities	13,534	(8,634)	(7,089)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt obligation	8,000	-	-
Payment on long-term debt obligation	(8,000)	(30,000)	(10,000)
Stock options exercised	3,084	4,512	3,728
Excess tax benefit from exercise of stock options	459	494	164
Purchase of treasury stock	(20,316)	(24,651)	(4,422)
Net cash used in financing activities	(16,773)	(49,645)	(10,530)
Effect of exchange rates on cash	284	294	555
Net increase (decrease) in cash and cash equivalents	23,296	(37,376)	7,867
Cash and cash equivalents, beginning of year	21,012	58,388	50,521
Cash and cash equivalents, end of year	$44,308	$21,012	$58,388

See accompanying notes to consolidated financial statements.

(1)    Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Anaren, Inc. and its wholly-owned subsidiaries (the Company). Intercompany accounts and transactions have been eliminated.

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

To properly match net sales with costs, certain contracts may have revenue recognized in excess of billings (unbilled revenues), and other contracts may have billings in excess of net sales recognized (billings in excess of contract costs). Under long-term contracts, the prerequisites for billing the customer for periodic payments generally involve the Company’s achievement of contractually specific, objective milestones (e.g., completion of design, testing, or other engineering phase, delivery of test data or other documentation, or delivery of an engineering model or flight hardware). The amount of unbilled accounts receivable at June 30, 2013 and 2012 is $4.1 million and $4.7 million, respectively.

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. The Company records a provision for estimated obsolescence of inventory. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. Because of the subjective nature of this estimate, it is reasonably likely that circumstances may cause the estimate to change due to any of the factors described previously.

Warranty

The Company provides warranty policies on its products. In addition, the Company incurs costs to service its products in connection with specific product performance issues. Liabilities for product warranties are based upon expected future product performance and durability, and are estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in product warranty reserves for the years ended June 30, 2013 and 2012 are as follows:

(amounts in thousands)
Balance as of July 1, 2011	$277
Additions	204
Costs incurred	(226)
Adjustments	(74)
Balance as of June 30, 2012	181
Additions	533
Costs incurred	(508)
Adjustments	(36)
Balance as of June 30, 2013	$170

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

Goodwill and Tradenames

Goodwill represents the excess of purchase price over the fair value of the net tangible assets and identifiable intangible assets of businesses acquired. Tradenames represent the estimated fair value of corporate and product names acquired from acquisitions, which will be utilized by the Company in the future.

Goodwill and tradenames are tested annually for impairment in the fourth quarter, using March 31 as the test date, of the Company’s fiscal year, or more frequently if there is an indication of impairment, by comparing the fair value of the reporting unit with its carrying value. Valuation methods for determining the fair value of the reporting unit include reviewing quoted market prices and discounted cash flows. If the goodwill is indicated as being impaired, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. During 2013, 2012 and 2011, the Company did not record any impairment on its goodwill or tradenames.

Long-Lived Assets

The Company accounts for impairment and disposal of long-lived assets, excluding goodwill and tradenames, in accordance with the accounting rules relating to the impairment or disposal of long-lived assets. The rules set forth criteria to determine when a long-lived asset is held for sale and held for use. Such criteria specify that the asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets. In addition, the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, generally within one year. The rules require recognition of an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. An impairment loss is measured as the difference between the carrying amount and fair value of the asset. The Company evaluates its long-lived assets if impairment indicators arise. During 2013, 2012 and 2011, the Company did not record any impairment on its long-lived assets.

Foreign Currency Translation

The financial statements of the Company’s subsidiary in China have been translated into U.S. dollars in accordance with the foreign currency translation accounting rules. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The resulting cumulative translation adjustment is reflected as accumulated other comprehensive loss, a component of stockholders’ equity.

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the stock option and restricted stock plans. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include antidilutive shares aggregating 0, 164,000, and 285,000 as of June 30, 2013, 2012 and 2011, respectively. The treasury stock method is used to calculate the dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and diluted shares for use in the calculation of earnings per share as of June 30:

	For the Years Ended
	2013	2012	2011
(amounts in thousands)
Numerator:
Earnings available to common stockholders	$15,056	$8,614	$16,401
Denominator:
Denominator for basic earnings per share outstanding	12,687	14,050	13,988
Denominator for diluted earnings per share:
Weighted average shares outstanding	12,687	14,050	13,988
Common stock options and restricted stock	594	652	758
Weighted average shares	13,281	14,702	14,746

Equity-Based Compensation

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

For restricted stock and restricted stock unit awards, the fair value is determined based upon the closing value of the Company's stock price on the grant date.

Research and Development Costs

Research and development costs are expensed as incurred. These costs are costs of salaries, support, benefits, consultants, and materials used in the research and development of new products or processes.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company applies the accounting standards as it relates to accounting for uncertainty in income taxes.  The accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.

Cash Flow Supplemental Disclosure

	For the Years Ended June 30,
	2013	2012	2011
(amounts in thousands)
Cash paid during the year for:
Interest	$104	$232	$458
Taxes paid (net of refunds)	$747	$1,514	$6,886

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates or assumptions are made in assessing the Company’s accounts receivable allowances, inventory reserves, warranty liability, pension and postretirement liabilities, and valuations of tangible and intangible assets.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their consolidated financial statements. It does not amend any existing requirements for reporting net income or OCI in the consolidated financial statements. This ASU is effective for the Company beginning in fiscal year 2014. The Company does not believe that this update will have a material effect on the consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing indefinite-lived intangible assets for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of the asset. If the Company determines, on the basis of qualitative factors, that the fair value of the asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This ASU is effective for the Company beginning in fiscal year 2014. The Company does not believe that this update will have a material effect on the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350, Intangibles – Goodwill and Other. Under the revised guidance, when testing goodwill for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If the Company determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This ASU was effective for the Company beginning in fiscal year 2013. This update did not have a material effect on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU provides companies two choices for presenting net income and comprehensive income: in a single continuous statement, or in two separate, but consecutive, statements. Presenting comprehensive income in the statement of equity is no longer an option. ASU No. 2011-05 was effective for the Company beginning in fiscal year 2013. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which delays the effective date of certain provisions of ASU No. 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income. This update removed the presentation of other comprehensive income (loss) from the consolidated statements of stockholders’ equity and presented separate consolidated statements of comprehensive income.

(2) Intangible Assets

The major components of intangible assets are as follows:

	June 30, 2013		June 30, 2012
(amounts in thousands)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Customer relationships (10 years)	$7,530	$3,840	$7,530	$4,593
Developed technology (5 years)	780	13	780	169
Non-competition agreements (4 years)	1,130	-	1,130	28
Total	$9,440	3,853	$9,440	4,790

Nonamortizable intangible assets:
Tradenames		2,980		2,980
Total		2,980		2,980
Total intangible assets		$6,833		$7,770

Intangible asset amortization expense for the years ended June 30, 2013, 2012 and 2011 aggregated $0.9 million, $1.2 million, and $1.2 million, respectively. Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-compete agreements and customer relationships is recorded in general and administrative expense.

The following table represents the amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

(amounts in thousands)
2014	$766
2015	753
2016	753
2017	753
2018	753
Thereafter	75
$3,853

The changes in the carrying amount of goodwill for the years ended June 30, 2013 and 2012, are as follows:

(amounts in thousands)

Balance, July 1, 2011	$42,389

Tax adjustment resulting from acquisition	(46)

Balance, June 30, 2012	42,343

Tax adjustment resulting from acquisition	(46)

Balance, June 30, 2013	$42,297

(3) Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2013
(amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities held to maturity:
Municipal bonds	$3,005	$8	$-	$3,013
Corporate bonds	6,265	16		6,281
Federal agency bonds	-	-	-	-
Total securities held to maturity	$9,270	$24	$-	$9,294

	June 30, 2012
(amounts in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Securities held to maturity:
Municipal bonds	$13,008	$29	$-	$13,037
Corporate bonds	8,420	-	(2)	8,418
Federal agency bonds	1,449	1	-	1,450
Total securities held to maturity	$22,877	$30	$(2)	$22,905

Contractual maturities of marketable debt securities held to maturity as of June 30 are summarized as follows:

	2013		2012
	Amortized cost	Fair value	Amortized cost	Fair value
(amounts in thousands)
Within one year	$6,688	$6,709	$11,220	$11,246
One year to three years	2,582	2,585	11,657	11,659
Total	$9,270	$9,294	$22,877	$22,905

(4) Fair Value Measurements

The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of June 30, 2013 and 2012 because of the short maturity of these instruments. Also, the Company’s carrying value for its revolving credit facility approximates fair value.

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

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2013:

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value at June 30, 2013

Cash equivalents	$5,693	$-	$-	$5,693

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2012:

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value at June 30, 2012

Cash equivalents	$188	$-	$-	$188

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis.  During the year ended June 30, 2013, the Company recorded an impairment charge related to prepaid expenses and other current assets of $0.6 million. The fair value of the other current asset was determined by reference based on an expected loss of the asset as a result of the bankruptcy of a current vendor.  This fair value calculation was categorized in Level 2 of the fair value hierarchy. The impairment charge was recorded in general and administrative expenses within the consolidated statement of income.

(5) Inventories

Inventories at June 30 are summarized as follows:

(amounts in thousands)	2013	2012
Raw Materials	$19,434	$20,339
Work in process	11,732	11,289
Finished goods	3,762	4,815
	$34,928	$36,443

(6) Property, Plant, and Equipment

Components of property, plant, and equipment, net at June 30 consist of the following:

(amounts in thousands)	2013	2012
Land and land improvements	$4,559	$5,167
Construction-in-process	1,875	1,769
Buildings, furniture, and fixtures	31,647	35,706
Machinery and equipment	76,425	73,419
	114,506	116,061
Less accumulated depreciation	(73,664)	(68,890)
	$40,842	$47,171

During the year ended June 30, 2013, the Company accepted an unsolicited offer from a neighboring business to purchase its Salem, New Hampshire land and building, and the Company closed on the sale and leased back a portion of the land and building. The Wireless Group’s Salem location will continue to operate out of the facility. The sale and leaseback transaction resulted in a $0.8 million gain that will be deferred over the reasonably assured lease term, which is 8 years. Details of the sale include $5.1 million in cash received, net book value of the land and building of $4.3 million, and no ownership rights existing after the purchase. The lease terms include an initial term of five years, three renewal options of three years each, no bargain purchase option, 2-3% rent increases over the initial term, annual rent of approximately $0.3 million, and occupancy related costs including payment of property taxes, insurance and utilities.

(7) Debt

The Company has no debt balance outstanding as of June 30, 2013 and June 30, 2012.

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

(8) Accrued Expenses

Accrued expenses as of June 30 consist of the following:

(amounts in thousands)	2013	2012
Compensation	$3,552	$2,254
Health insurance	306	903
Commissions & other	948	769
	$4,806	$3,926

(9) Other Liabilities

Other liabilities as of June 30 consist of the following:

(amounts in thousands)	2013	2012
Deferred compensation	$322	$358
Supplemental retirement plan	995	877
Accrued lease	-	1,121
Warranty accrual	170	181
Income tax liability	447	251
Deferred gain	760	375
Other	216	206
	2,910	3,369
Less current portion	(1,900)	(2,068)
	$1,010	$1,301

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

Total equity-based compensation expense recognized for the years ended June 30, 2013, 2012, and 2011, shown separately by operating expense category, is as follows for the years ended:

	June 30, 2013
(amounts in thousands)	Stock option program	Restricted stock program	Total equity-based compensation
Cost of sales	$-	$886	$886
Marketing	-	249	249
Research and development	-	392	392
General and administrative	-	2,257	2,257
Total cost of equity-based compensation	$-	$3,784	$3,784
Amount of related income tax benefit recognized in income	$-	$1,362	$1,362

	June 30, 2012
(amounts in thousands)	Stock option program	Restricted stock program	Total equity-based compensation
Cost of sales	$-	$814	$814
Marketing	-	245	245
Research and development	-	409	409
General and administrative	-	2,385	2,385
Total cost of equity-based compensation	$-	$3,853	$3,853
Amount of related income tax benefit recognized in income	$-	$1,387	$1,387

	June 30, 2011
(amounts in thousands)	Stock option program	Restricted stock program	Total equity-based compensation
Cost of sales	$130	$611	$741
Marketing	40	172	212
Research and development	95	448	543
General and administrative	172	2,429	2,601
Total cost of equity-based compensation	437	$3,660	$4,097
Amount of related income tax benefit recognized in income	$157	$1,318	$1,475

Stock Based Compensation Plans

The Anaren, Inc. 2004 Comprehensive Long-Term Incentive Plan, as amended and restated (2004 Plan) effective November 5, 2009 upon its approval by the Company’s shareholders, authorized grants of the Company’s common stock. As of June 30, 2013, the Company had 779,000 shares available for grant under the Plan.

Information with respect to this plan is as follows:

(in thousands, except per share amounts)	Total shares	Option price			Weighted average exercise price
Outstanding as of June 30, 2011	1,207	$9.09	to	21.15	$14.50
Exercised	(282)	9.51	to	19.56	15.97
Expired	(8)	9.51	to	19.56	18.63
Outstanding as of June 30, 2012	917	$9.51	to	21.15	$14.06
Exercised	(251)	9.51	to	19.56	12.29
Expired	(3)	12.05	to	19.56	16.64
Outstanding and exercisable as of June 30, 2013	663	$12.05	to	21.15	$14.72

The following table summarizes significant ranges of outstanding and exercisable options at June 30, 2013 (in thousands, except per share amounts):

Options outstanding (all shares exercisable)
Range of exercise prices	Shares	Weighted average remaining life in years	Weighted Average Exercise price

$12.05	185	1.2	$12.05
14.05 –14.73	350	1.4	14.33
19.56 – 21.15	128	3.1	19.68
	663

All options outstanding are vested, and the aggregate intrinsic value of these options are $5.5 million as of June 30, 2013.

Share activity and value for the years ended:

	June 30,
(amounts in thousands)	2013	2012	2011

Forfeited or expired options	3	8	160
Exercised options	251	282	267
Aggregate intrinsic value of exercised options	$2,129	$1,305	$1,517

Restricted Stock Program

The following table summarizes the restricted stock activity:

(in thousands, except per share amounts)	Total shares	Share price			Weighted average share price
Outstanding at June 30, 2011	850	$9.09	to	21.03	$13.16
Issued	241	17.75	to	18.80	17.76
Vested	(328)	17.75	to	20.01	18.94
Forfeited	(25)	9.09	to	17.75	15.50
Outstanding at June 30, 2012	738	$9.09	to	21.03	$15.30
Issued	160		19.22		19.22
Vested	(261)	9.09	to	17.75	13.15
Forfeited	(17)	14.28	to	19.22	16.75
Outstanding at June 30, 2013	620	$14.28	to	21.03	$17.19

As of June 30, 2013, the aggregate value of unvested restricted stock compensation expense yet to be recognized, as determined by the market value on the respective grant dates, was $3.5 million (net of forfeitures). The remaining expense is expected to be recognized over a period of approximately three years.

(11) Accumulated Other Comprehensive Income (Loss)

The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation adjustment	Defined benefit pension & post- retirement plan adjustment	Accumulated other comprehensive income (loss)
(amounts in thousands)
Balances at June 30, 2011	$2,022	$(2,625)	$(603)
Current period change	293	(2,716)	(2,423)
Balances at June 30, 2012	2,315	(5,341)	(3,026)
Current period change	284	1,884	2,168
Balances at June 30, 2013	$2,599	$(3,457)	$(858)

(12) Shareholder Protection Rights Plan

In April 2011, the Board of Directors adopted a Shareholder Protection Rights Agreement (“Rights Agreement”). The Company’s past Shareholder Protection Rights Agreement (Rights Agreement), dated as of April 20, 2001, expired at the close of business on April 27, 2011.  The new Rights Agreement became effective as of April 27, 2011 and was not adopted in response to any specific proposal or intention to acquire control of the Company. The Rights Agreement provides for a dividend distribution of one right (a “Right”) on each outstanding share of the Company’s common stock distributed to shareholders of record on April 27, 2011. As long as the Rights are attached to the Company’s common stock, the Company will issue one Right with each new share of common stock so that all such shares will have Rights attached.  The Rights will be exercisable and will allow the shareholders to acquire common stock at a discounted price if a person or group acquires 20% or more of the outstanding shares of common stock. Rights held by persons who exceed the 20% threshold will be void. In certain circumstances, the Rights will entitle the holder to buy shares in an acquiring entity at a discounted price. The Board of Directors may, at its option, redeem all Rights for $0.001 per right at any time prior to the Rights becoming exercisable. The Rights will expire on April 27, 2021, unless earlier redeemed, exchanged or amended by the board.

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

Defined Benefit Plan

The Company has a noncontributory defined benefit pension plan covering eligible employees. Effective August 15, 2000, the plan was closed for new participants. Benefits under this plan generally are based on the employee’s years of service and compensation.

The following table presents the changes in the defined benefit pension plan and the fair value of the plan’s assets for the years ended June 30:

(amounts in thousands)	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$21,681	$16,653
Service cost	446	344
Interest cost	849	902
Actuarial (gain) loss	(1,721)	4,247
Benefits paid	(582)	(465)
Benefit obligation at end of year	$20,673	$21,681

Change in plan assets:
Fair value of plan assets at beginning of year	$12,612	$12,350
Actual return on plan assets	1,495	99
Employer contributions	1,060	628
Benefits paid	(582)	(465)
Fair value of plan assets at end of year	$14,585	$12,612
Unfunded status	$(6,088)	$(9,069)
Amounts Recognized in Accumulated Other Comprehensive Income Loss
Minimum pension liability adjustment	4,569	6,583
Weighted average assumptions:
Discount rate at year-end	4.59%	3.96%
Rate of increase in compensation levels at year end	3.50%	3.50%
Expected return on plan assets during the year	7.50%	7.50%
Measurement date	June 30	June 30

Components of net periodic pension cost for the years ended June 30 are as follows:

(amounts in thousands)	2013	2012	2011
Service cost	$446	$344	$370
Interest cost	849	902	849
Expected return on plan assets	(964)	(1,045)	(875)
Amortization of unrecognized loss	801	350	495
Net periodic pension cost	$1,132	$551	$839

Weighted average assumptions:
Discount rate	3.96%	5.50%	5.30%
Expected increase in compensation levels at year end	3.50%	4.00%	4.00%
Expected return on plan assets during the year	7.50%	8.50%	8.50%

The estimated amount of net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost in 2014 is $0.5 million.

Plan Assets

	2013		2012
	Actual allocation	Percentage allocation	Actual allocation	Percentage allocation
(amounts in thousands)
Money market	$573	3.93%	$502	3.98%
Corporate debt securities	2,933	20.11	2,813	22.30
Government debt securities	1,863	12.77	1,899	15.06
Closed end equity mutual funds	7,691	52.73	6,342	50.29
Closed end global equity mutual funds	1,525	10.46	1,056	8.37
	$14,585	100.00%	$12,612	100.00%

Fair value of plan assets – The following table presents the fair value of the assets by asset category and their level within the fair value hierarchy as of June 30, 2013 and 2012. See note 4 for the description of each level within the fair value hierarchy.

(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value as of June 30, 2013
Cash and cash equivalents:
Money market	$573	$-	$-	$573
Fixed income:
Corporate debt securities	2,933	-	-	2,933
Government debt securities	1,863	-	-	1,863
Mutual funds:
Closed equity mutual fund	7,691	-	-	7,691
Closed end global equity mutual fund	1,525	-	-	1,525
Total	$14,585	$-	$-	$14,585

(amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value as of June 30, 2012
Cash and cash equivalents:
Money market	$502	$-	$-	$502
Fixed income:
Corporate debt securities	2,813	-	-	2,813
Government debt securities	1,899	-	-	1,899
Mutual funds:
Closed equity mutual fund	6,342	-	-	6,342
Closed end global equity mutual fund	1,056	-	-	1,056
Total	$12,612	$-	$-	$12,612

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

Determination of Assumed Rate of Return

The Company has selected the assumed rate of return based on the following:

	Target percentage allocation	Expected compound annualized 5-year (index) return	Expected weighted average return
Large-cap stocks	32.0%	9.6%	3.1%
Mid-cap stocks	12.0	11.5	1.4
Small-cap stocks	12.0	12.4	1.5
International common stocks	9.0	8.9	0.8
Broad bond market	35.0	2.2	0.7
Total	100.0%		7.5%

The actual percentage allocation approximated the targeted allocation as of June 30, 2013 and 2012.

Expected Contributions

The Company had pension contributions amounting to approximately $1.1 million during fiscal 2013. Expected contributions for fiscal 2014 will be approximately $0.4 million.

Estimated Future Benefit Payments

(amounts in thousands)
The following estimated benefit payments, which reflect future service, as appropriate, are expected to be paid:

July 1, 2013– June 30, 2014	$775
July 1, 2014– June 30, 2015	791
July 1, 2015– June 30, 2016	820
July 1, 2016– June 30, 2017	850
July 1, 2017– June 30, 2018	918
Years 2019 – 2023	5,453

Defined Contribution Plan
The Company maintains a voluntary contributory salary savings plan to which participants may contribute. The Company’s matching contribution is 100% of the participants’ contribution up to a maximum of 5% of the participants’ compensation. During fiscal 2013, 2012, and 2011 the Company contributed $1.8 million, $1.8 million, and $1.8 million, respectively, to this plan. The Company also contributed approximately $0.2 million, $0.2 million, and $0.2 million in fiscal 2013, 2012, and 2011, respectively, to purchase the Company’s stock for each participant.

Profit Sharing Plan
The Company maintains a profit sharing plan which provides an annual contribution by the Company based upon a percentage of operating earnings, as defined. Eligible employees are allocated amounts under the profit sharing plan based upon their respective earnings, as defined. Contributions under the plan were approximately $0.8 million, $0.4 million, and $1.0 million in fiscal 2013, 2012, and 2011, respectively. While the Company intends to continue this plan, it reserves the right to terminate or amend the plan at any time.

Postretirement Health Benefit Plan
The Company has a contributory postretirement health benefit plan covering eligible employees. Effective August 15, 2000, the plan was closed for new participants. The Company provides medical coverage for current and future eligible retirees of the Company plus their eligible dependents. Employees generally become eligible for retiree medical coverage by retiring from the Company after attaining at least age 55 with 15 years of service (active employees at June 27, 1993 were eligible by retiring after attaining at least age 55 with 10 years of service).

The following table presents the changes in the postretirement benefit obligation and the funded status of the plan at June 30:

(amounts in thousands)	2013	2012
Benefit obligation at beginning of year	$537	$1,412
Service cost	11	19
Interest cost	16	37
Plan participants’ contributions	42	98
Amendments	-	(1,203)
Actuarial loss (gain)	(79)	257
Benefits paid	(33)	(97)
Medicare Part D prescription drug subsidy	16	14
Benefit obligation at the end of year	$510	$537

Fair value of plan assets	$-	$-
Under funded status	(510)	(537)
Accrued postretirement benefit cost	$(510)	$(537)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Minimum postretirement liability adjustment	$(1,109)	$(1,242)

Net periodic postretirement benefit cost includes the following components:

(amounts in thousands)	2013	2012	2011
Service cost	$11	$19	$32
Interest cost	16	37	68
Amortized actuarial gain	(209)	(145)	(73)
Amortization of unrecognized prior service cost	(68)	(72)	(17)
Net periodic postretirement benefit cost (benefit)	$(250)	$(161)	$10

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 3.64%, 3.22%, and 5.20%, at the end of fiscal 2013, 2012, and 2011, respectively.

Assumed health care cost trend rates are as follows:

	2013			2012
Health care cost trend rate assumed for next year	6.0	–	8.0%	7.0	–	8.50%
Rate that the cost trend rate gradually declines to		5			5
Year that the rate reaches the rate it is assumed to remain at		2022			2020

A one-percentage point change in assumed health care cost trend rates would have the following effects:

(amounts in thousands)	1% increase	1% decrease
Effect on total of service and interest cost components	$ 2	$ 2
Effect on postretirement benefit obligation	32	29

Estimated Future Benefit Payments

Shown below are the expected benefit payments (including prescription drug benefits).

(amounts in thousands)	Gross payments
2014	$41
2015	40
2016	42
2017	38
2018	40
Years 2019 - 2023	235

(14) Income Taxes

The following table presents the Domestic and Foreign components of income before income taxes and the expense (benefit) for income taxes as well as the taxes charged or credited to stockholders’ equity:

	Year ended June 30
(amounts in thousands)	2013	2012	2011

Income from operations before income taxes
Domestic	$17,387	$10,445	$21,880
Foreign	1,119	369	46
	$18,506	$10,814	$21,926
Income tax expense (benefit) charged to the consolidated statements of income:
Current:
Federal	$2,711	$731	$5,073
State and local	162	68	244
Benefit applied to reduce goodwill	46	46	46
Foreign	138	(30)	43
Total current	3,057	815	5,406

Deferred:
Federal	422	1,493	143
State and local	(52)	(154)	(149)
Foreign	23	46	125
Total deferred	393	1,385	119

Total income tax expense charged to the consolidated statements of income	$3,450	$2,200	$5,525
Income taxes charged (credited) to Stockholders’ equity:
Current benefit of equity-based compensation	$(459)	$(494)	$(164)
Deferred tax expense (benefit) from recognition of pension liability	970	(1,398)	652
Income taxes charged (credited) to Stockholders’ equity	$511	$(1,892)	$488

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before income taxes, to income tax expense, is as follows:

(amounts in thousands)	2013	2012	2011
Consolidated income tax expense at 35%	$6,477	$3,785	$7,674
State taxes, net of Federal benefit	33	(126)	(4)
Nontaxable interest income	(17)	(59)	(67)
Change in valuation allowance	60	109	100
Effect of foreign operations	(231)	(114)	153
Non-deductible equity-based compensation	(108)	(46)	(107)
Research credits	(2,108)	(1,168)	(1,148)
Domestic production tax benefit	(403)	(205)	(619)
Change in uncertain tax positions	(151)	5	(419)
Other	(102)	19	(38)
	$3,450	$2,200	$5,525

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of June 30, are presented below:

(amounts in thousands)	2013	2012
Deferred tax assets:
Inventories	$1,465	$1,737
Deferred compensation	474	445
Retirement benefits	1,482	2,426
Postretirement benefits	789	870
Equity-based compensation	4,100	4,248
Nondeductible reserves	781	776
Federal and state tax attribute carryforwards	4,633	4,542
State net operating loss carryforwards	356	389
Gross deferred tax assets	14,080	15,433
Valuation allowance	(4,652)	(4,592)
Net deferred tax assets	9,428	10,841
Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(4,772)	(5,179)
Intangible assets including goodwill	(5,507)	(5,150)
Gross deferred tax liabilities	(10,279)	(10,329)
Net deferred tax assets (liabilities)	$(851)	$512

(amounts in thousands)	2013	2012
Presented as:
Current deferred tax asset	$1,820	$1,984
Long-term deferred tax liability	(2,671)	(1,472)
Net deferred tax assets (liabilities)	$(851)	$512

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

As of June 30, 2013 and 2012, the Company has $8.1 million and $8.4 million of gross state net operating loss carryforwards, respectively, which begin to expire in 2020. The Company does not believe it is more likely than not that it will realize the full deferred tax benefits of the state net operating losses. As of June 30, 2013, the Company has a valuation allowance with respect to the state net operating losses of $0.3 million, unchanged from June 30, 2012.

As of June 30, 2013, the Company has gross state tax credit carryforwards of $6.8 million, which will begin to expire in 2014. State tax credits of $0.2 million may only be realized after utilization of the net operating loss carryforwards. The Company does not believe it is more likely than not that it will realize the deferred tax benefits of the state tax credits before their expiration. As of June 30, 2013, the Company has a valuation allowance with respect to the state tax credits of $4.4 million, unchanged from June 30, 2012.

United States income taxes have not been provided on undistributed earnings of the China subsidiary because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.

A reconciliation of beginning and ending unrecognized tax benefits is as follows:

(amounts in thousands)
Balance at June 30, 2012	$239

Lapse of statute of limitations	(143)

Balance at June 30, 2013	$96

As of June 30, 2013, the Company had $0.1 million, a decrease of $0.1 million from June 30, 2012, of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended June 30, 2013 and 2012 the Company recognized, and has accrued in the liability for uncertain tax positions, a negligible amount related to accrued interest and penalties.

The Company remains subject to income tax examinations for its U.S. federal taxes for fiscal years 2010 through 2013, and for foreign and state and local taxes for the fiscal years 2010 through 2013. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months as a result of possible examinations or the expiration of the statutes of limitations. At this time, an estimate of the range of reasonably possible outcomes cannot be made. Of the $0.1 million and $0.2 million of unrecognized tax benefit liabilities, interest, and penalties as of June 30, 2013 and 2012, the Company has classified all as other liabilities on the Company’s consolidated balance sheets.

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

(amounts in thousands)	Wireless	Space & Defense	Corporate and Unallocated	Consolidated
Net sales
2013	$50,783	$107,591	$-	$158,374
2012	52,581	94,765	-	147,346
2011	66,043	113,127	-	179,170
Operating income (4)
2013	6,569	11,331	239	18,139
2012	4,790	6,006	(468)	10,328
2011	12,036	9,884	(670)	21,250
Goodwill and intangible assets
June 30, 2013	30,716	18,414	-	49,130
June 30, 2012	30,716	19,397	-	50,113
Identifiable assets (1)
June 30, 2013	36,723	68,357	61,435	166,515
June 30, 2012	38,341	66,531	58,802	163,674
Depreciation (2)
2013	3,175	4,333	-	7,508
2012	4,091	4,174	-	8,265
2011	3,971	4,366	-	8,337
Intangibles amortization (3)
2013	-	937	-	937
2012	-	1,191	-	1,191
2011	-	1,191	-	1,191

(1)

Segment assets primarily include receivables, inventories and assets related to the Company’s subsidiaries, MSK and Unicircuit. The Company does not segregate other assets on a products and services basis for internal management reporting and, therefore, such information is not presented. Assets included in corporate and unallocated principally are cash and cash equivalents, marketable securities, prepaid expenses, deferred income taxes, and property, plant and equipment not specific to the segments.

(2)	An allocation for common equipment is performed monthly.
(3)	Amortization of intangible assets arising from business combinations is allocated to the segments based on the segment classification of the acquired or applicable operation.
(4)

Unallocated amounts relates to the lease benefit (expense) incurred on the London lease. In the year ended June 30, 2013 the Company settled the remaining lease term with the landlord and recognized a $0.2 million benefit to the consolidated statement of income.

(b) Geographic Information

Net sales by geographic region are as follows:

(amounts in thousands)	United States	Asia Pacific	Europe	Other	Consolidated Net sales
2013	$106,789	$36,432	$15,104	$49	$158,374
2012	97,369	35,347	14,482	148	147,346
2011	119,336	46,067	13,438	329	179,170

(c) Customers

In 2013, sales to three customers (Raytheon Company, Lockheed Martin Corporation, and Northrop Grumman) all individually exceeded 10% of consolidated net sales, totaling approximately $63.0 million (Space & Defense Group). In 2012, sales to two customers (Raytheon Company and Lockheed Martin Corp.) both individually exceeded 10% of consolidated net sales, totaling approximately $40.8 million (Space & Defense Group). In 2011, sales to two customers (Lockheed Martin Corp. and Raytheon Company) both individually exceeded 10% of consolidated net sales, totaling approximately $48.8 million (Space & Defense Group).

(16) Commitments

The Company is obligated under contractual obligations and commitments to make future payments such as lease agreements and contingent commitments. The Company’s obligations and commitments are as follows:

(amounts in thousands) Year ending June 30:	Operating Leases	Other Long-Term (1)
2014	$824	$115
2015	712	95
2016	720	65
2017	517	65
2018	455	33
Thereafter	868	-
Total	$4,096	$373

(1) - Deferred Compensation & Commitment fee on the Line

Net rent expense for the years ended June 30, 2013, 2012, and 2011 was $0.9 million, $0.8 million, and $1.3 million, respectively.

The minimum lease payments for the Company’s operating leases are recognized on a straight-line basis over the minimum lease term. The Company’s China operation building lease has a step rent provision. Rent expense is recognized on a straight line basis over the lease term.

(17) Concentrations

The Company and others, which are engaged in supplying defense-related equipment to the United States Government (the Government), are subject to certain business risks related to the defense industry. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. Net sales to direct contractors of the Government accounted for approximately 48%, 48%, and 46% of consolidated net sales in fiscal 2013, 2012, and 2011, respectively. While management believes there is a high probability of continuation of the Company’s current defense-related programs, it is attempting to reduce its dependence on sales to direct contractors of the Government through development of its commercial electronics business.

The Company maintains and operates a facility in Suzhou, China. Included in the Company’s total assets, as of June 30, 2013 and 2012, includes $16.9 million and $15.8 million, respectively, of cash and cash equivalents deposited in three different national banks in China. As of June 30, 2013 and 2012, there is no reason to believe that any of the Company’s foreign assets or future operations will be impaired.

(18)  Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the years ended June 30, 2013 and 2012:

	2013 quarter ended
(in thousands, except per share amounts)	September 30	December 31	March 31 (1)	June 30
Net sales	$39,062	$38,002	$38,974	$42,336
Gross profit	14,415	15,015	14,256	15,124
Net income	2,854	3,513	5,333	3,356

Basic earnings per share	$0.22	$0.28	$0.43	$0.27
Diluted earnings per share	0.21	0.27	0.41	0.25

	2012 quarter ended
(in thousands, except per share amounts)	September 30	December 31	March 31 (1)	June 30
Net sales	$38,720	$35,737	$34,717	$38,172
Gross profit	14,524	11,342	11,690	13,867
Net income	2,529	1,174	1,998	2,913

Basic earnings per share	$0.18	$0.08	$0.14	$0.21
Diluted earnings per share	0.17	0.08	0.14	0.20

Income per share amounts for each quarter are required to be computed independently, and as a result, their sum does not necessarily equal the total year income per share amounts.

(1) The effects of the tax benefit in the third quarter of fiscal 2013 and 2012 resulting from reinstatements of, and higher than anticipated, Federal Research and Experimentation credit amounted to $1.6 million or $0.12 per diluted share and $0.6 million or $0.04 per diluted share, respectively.

Index to Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.1	Specimen Certificate of Common Stock (3)

4.2

Shareholder Protection Rights Agreement, dated as of April 8, 2011, between the Company and American Stock Transfer & Trust Company, LLC, including forms of Rights Certificate and Election to Exercise (4)

10.1	Employment Agreement, dated as of June 28, 2011, between the Company and Lawrence A. Sala (5)*

10.2	Pension Plan and Trust (6)*

10.3	Anaren Microwave, Inc. Stock Option Plan (7)*

10.4	Employment Agreement, dated as of February 14, 2004, between the Company and Carl W. Gerst, Jr. (8)*

10.5	Anaren, Inc. Comprehensive Long-Term Incentive Plan (9)*

10.6	Amendment #1 to Anaren, Inc. 2004 Comprehensive Long-Term Incentive Plan, (10) *

10.7	Addendum to the Employment Agreement with Carl W. Gerst, Jr., dated as of May 16, 2007, between the Company and Carl W. Gerst, Jr. (11)*

10.8	Amendment #2 to the Employment Agreement with Carl W. Gerst, Jr., dated as of June 16, 2008, between the Company and Carl W. Gerst, Jr. (12)*

10.9	Loan Agreement, dated as of July 31, 2008, between the Company and KeyBank National Association (13)

10.10	Promissory Note Revolving Credit LIBOR Rate, dated July 31, 2008, issued by the Company to KeyBank National Association (13)

10.11	Amendment #3 to Carl W. Gerst, Jr. Employment Agreement, dated December 30, 2008, by and between Carl W. Gerst, Jr. and the Company (14)*

10.12	Amendment #4 to Employment Agreement, dated May 13, 2009, by and between Carl W. Gerst, Jr. and the Company (15) *

10.13	Anaren, Inc. 2004 Comprehensive Long-Term Incentive Plan, as Amended (17)*

10.14	Amendment #5 to the Employment Agreement, dated June 8, 2010, by and between Carl W. Gerst, Jr. and the Company (18)*

10.15	Amendment #6 to the Employment Agreement, dated June 28, 2011 by and between Carl W. Gerst, Jr. and the Company (19)*

10.16	Loan Agreement, dated as of August 25, 2011, between the Company and KeyBank National Association (20)

10.17	Promissory Note Revolving Credit LIBOR Rate, dated August 25, 2011, issued by the Company to KeyBank National Association (20)

10.18	Amendment #7 to the Employment Agreement, dated May 14, 2012 by and between Carl W. Gerst, Jr. and the Company (21)*

10.19	Amendment #8 to the Employment Agreement, dated May 15, 2013 by and between Carl W. Gerst, Jr. and the Company (22)*

10.20	Change of Control Agreement, dated July 1, 2011, by and between Anaren, Inc. and George A. Blanton (23)*

10.20	Change of Control Agreement, dated July 1, 2011, by and between Anaren, Inc. and Mark Burdick (24)*

10.20	Change of Control Agreement, dated July 1, 2011, by and between Anaren, Inc. and David Ferrara (25)*

10.20	Change of Control Agreement, dated July 1, 2011, by and between Anaren, Inc. and Timothy Ross (26)*

10.20	Change of Control Agreement, dated July 1, 2011, by and between Anaren, Inc. and Amy Tewksbury (27)*

10.20	Change of Control Agreement, dated July 1, 2011, by and between Anaren, Inc. and Gert Thygesen (28)*

21	Subsidiaries of the Company**

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm**

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

*	Indicates Management contract or compensatory plan or arrangement

**	Furnished herewith.

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

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-35153) filed with the Securities and Exchange Commission on February 20, 2013.

(3)	Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-31460) filed with the Securities and Exchange Commission on March 2, 2000.

(4)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (Commission File No. 0-06620) filed with the Securities and Exchange Commission on April 27, 2011.

(5)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, (Commission File No. 0-06620), filed with the Securities and Exchange Commission on July 1, 2011.

(6)	Incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-8 (Registration No. 33-19618).

(7)

Incorporated herein by reference to Appendix B to the Company’s definitive proxy statement for its 2000 annual meeting of the shareholders (Commission File No. 0-06620), filed with the Securities and Exchange Commission on September 18, 2000.

(8)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 0-06620) filed with the Securities and Exchange Commission on May 3, 2004.

(9)

Incorporated herein by reference to Appendix A to the Company’s definitive proxy statement for its 2004 annual meeting of the shareholders (Commission File No. 0-06620), filed with the Securities and Exchange Commission on September 17, 2004.

(10)

Incorporated herein by reference to Appendix A to the Company’s definitive proxy statement for its 2006 annual meeting of the shareholders (Commission File No. 0-06620), filed with the Securities and Exchange Commission on September 15, 2006.

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

(21)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file No. 0-06620) filed with the Securities and Exchange Commission on May 15, 2012.

(22)	Incorporated herein by reference to 10.1 to the Company’s Current Report on Form 8-6 (Commission File No. 001-35153) filed with the Securities and Exchange Commission on May 16, 2013.

(23)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File No. 0-06620) filed with the Securities and exchange Commission on July 1, 2011.

(24)	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file No. 0-06620) filed with the Securities and Exchange Commission on May 15, 2012.

(25)	Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission File No. 0-06620) filed with the Securities and exchange Commission on July 1, 2011.

(26)	Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission file No. 0-06620) filed with the Securities and Exchange Commission on July 1, 2011.

(27)	Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (Commission File No. 0-06620) filed with the Securities and exchange Commission on July 1, 2011.

(28)	Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (Commission file No. 0-06620) filed with the Securities and Exchange Commission on July 1, 2011.