Form 10-Q
period 2013-09-30
ANAREN  INC
filed 2013-10-31
CIK 6314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Registrant’s Common Stock outstanding on October 23, 2013 was 13,332,622.

ANAREN, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013 (unaudited)	3

	Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2013 and 2012 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended September 30 , 2013 and 2012 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30 ,2013 and 2012 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19-20

Item 4.	Controls & Procedures	20

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	21

Officer Certifications		22-26

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ANAREN, INC.

Condensed Consolidated Balance Sheets

September 30, 2013 and June 30, 2013

(in thousands, except per share amounts)

(unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Assets:
Cash and cash equivalents	$46,237	$44,308
Securities held to maturity	4,705	6,688
Receivables, less allowances of $489 and $414 at September 30, 2013 and June 30, 2013	31,721	32,059
Inventories	36,260	34,928
Prepaid expenses and other assets	3,287	3,288
Deferred income taxes	936	1,820
Total current assets	123,146	123,091
Securities held to maturity	2,577	2,582
Property, plant, and equipment, net	41,548	40,842
Goodwill	42,408	42,297
Other intangible assets, net	7,021	6,833
Total assets	$216,700	$215,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities and Stockholders’ Equity:
Accounts payable	$6,791	$7,319
Accrued expenses	3,248	4,806
Income taxes payable	2,916	3,780
Customer advance payments	1,615	1,603
Other current liabilities	1,608	1,555
Total current liabilities	16,178	19,063
Deferred income taxes	3,315	2,671
Pension and postretirement benefit obligation	6,727	6,598
Other liabilities	977	1,010
Total liabilities	27,197	29,342

Stockholders' Equity:

Common stock, $0.01 par value. Authorized 200,000 shares; issued 29,892 and 29,752 at September 30, 2013 and June 30, 2013, respectively	299	298
Additional paid-in capital	232,016	230,355
Retained earnings	157,730	154,747
Accumulated other comprehensive loss	(773)	(858)
Total stockholders’ equity before treasury stock	389,272	384,542
Less 16,566 and 16,503 treasury shares at September 30, 2013 and June 30, 2013, respectively, at cost	199,769	198,239
Total stockholders' equity	189,503	186,303
Total liabilities and stockholders' equity	$216,700	$215,645

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.

Condensed Consolidated Statements of Income

Three Months Ended September 30, 2013 and 2012

(in thousands, except per share amounts)

(unaudited)

	2013	2012

Net sales	$38,543	$39,062
Cost of sales	24,656	24,647
Gross profit	13,887	14,415
Operating Expenses:
Marketing	2,131	2,539
Research and development	3,223	3,334
General and administrative	4,174	4,550
Total operating expenses	9,528	10,423
Operating income	4,359	3,992
Other income (expense):
Interest expense	(19)	(18)
Other income	93	223
Total other income, net	74	205
Income before income tax expense	4,433	4,197
Income tax expense	1,450	1,343
Net income	$2,983	$2,854

Earnings per share:

Basic	$0.24	$0.22

Diluted	$0.23	$0.21

Weighted average common shares outstanding:

Basic	12,649	12,999
Diluted	13,193	13,676

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended September 30, 2013 and 2012

(in thousands)

(unaudited)

	2013	2012

Net income	$2,983	$2,854
Other comprehensive income:
Net foreign currency translation adjustments	85	(30)
Other comprehensive income (loss)	85	(30)
Total comprehensive income	$3,068	$2,824

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended September 30, 2013 and 2012

(in thousands)

(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,983	$2,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,780	1,909
Amortization	250	363
Deferred income taxes	598	105
Equity-based compensation	902	1,050

Changes in operating assets and liabilities:
Receivables	338	(3,906)
Inventories	(1,332)	(411)
Prepaid expenses and other assets	(2)	400
Accounts payable	(678)	(989)
Accrued expenses	(1,557)	659
Customer advance payments	12	(101)
Other liabilities	87	63
Pension and postretirement benefit obligation	129	67
Net cash provided by operating activities	3,510	2,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,485)	(1,309)
Proceeds from sale of property, plant, and equipment	-	200
Purchase of Cellular Machines, LLC	(350)	-
Maturities of held to maturity securities	1,940	5,415

Net cash (used in) provided by investing activities	(895)	4,306

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt obligation	-	8,000
Stock options exercised	354	1,352
Excess tax benefit from equity-based compensation	406	453
Purchase of treasury stock	(1,531)	(8,897)

Net cash (used in) provided by financing activities	(771)	908
Effect of exchange rates on cash	85	(31)
Net increase in cash and cash equivalents	1,929	7,246
Cash and cash equivalents, beginning of period	44,308	21,012
Cash and cash equivalents, end of period	$46,237	$28,258

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26	$13
Income tax payments	$400	$-

See accompanying notes to condensed consolidated financial statements.

 ANAREN, INC.

Notes to Condensed Financial Statements

(Unaudited)

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2014, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the three months ended September 30, 2013 are based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2014.

During the quarter ended September 30, 2013, the Company identified an error in its liability for income taxes. The error arose during the Company’s fiscal year ended June 30, 2009 upon the execution and subsequent borrowing under a debt agreement with a bank. The debt agreement included a pledge by the Company of all the assets of its foreign subsidiary in China. Under Section 956(a) of the Internal Revenue Code, a pledge of assets of a foreign subsidiary requires that the value of the subsidiary’s earnings and profits be included in gross taxable income of the Company. Based on this, the Company should have included income in its gross taxable income in fiscal 2009 in an amount equal to the cumulative earnings and profits from the China subsidiary from its inception through the date of the borrowing in fiscal 2009. The resulting error in fiscal 2009 was an understatement of its income tax liability and an overstatement of its net income totaling $2.7 million. The total effect of the error as of June 30, 2011 totaled $3.4 million, which includes interest expense from fiscal years 2010 and 2011 and an income tax penalty. The interest expense incurred and not recorded in fiscal years 2012 and fiscal 2013 was not material to the consolidated financial statements in those years.

In accordance with accounting guidance found in Accounting Standards Codification (“ASC”) 250-10, Accounting Changes and Error Corrections and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, the Company assessed the materiality of the error and concluded that the error was not material to any of its previously issued consolidated financial statements included in the Form 10-K for the year ended June 30, 2013. As permitted by the accounting guidance found in ASC 250-10 and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company has revised the accompanying condensed consolidated balance sheet as of the earliest period presented (June 30, 2013), to decrease retained earnings by $3.4 million and to increase income taxes payable by the same amount. The following table presents the effect of this revision on the Company’s condensed consolidated balance sheet as of June 30, 2013 (in thousands):

	Retained earnings	Income taxes payable	Other current liabilites
Beginning balance, as previously reported	$158,182	$-	$1,900
Prior-period adjustment	(3,435)	3,435
Reclassification		345	(345)
Beginning balance, as restated	$154,747	$3,780	$1,555

As indicated above, the Company previously included income taxes payable in other current liabilities on the condensed consolidated balance sheet as of June 30, 2013. As a result of this revision, the Company has reclassified income taxes payable from other current liabilities as of June 30, 2013. No adjustments were required to be made to the accompanying condensed consolidated statements of income, comprehensive income, or cash flows for the three month period ended September 30, 2012.

ANARAN, INC.

Notes to Condensed Financial Statements

(Unaudited)

(1) Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2013
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$1,985	$6	$-	$1,991
Corporate bonds	5,297	19	-	5,316
Total securities held to maturity	$7,282	$25	$-	$7,307

	June 30, 2013
(amounts in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Securities held to maturity:
Municipal bonds	$3,005	$8	$-	$3,013
Corporate bonds	6,265	16	-	6,281
Total securities held to maturity	$9,270	$24	$-	$9,294

Contractual maturities of marketable debt securities held to maturity are summarized as follows:

	September 30, 2013		June 30, 2013
	Amortized Cost	Fair value	Amortized Cost	Fair value
(amounts in thousands)
Within one year	$4,705	$4,723	$6,688	$6,709
One year to two years	2,577	2,584	2,582	2,585
Total	$7,282	$7,307	$9,270	$9,294

(2) Fair Value Measurements

The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of September 30, 2013 and June 30, 2013 because of the short maturity of these instruments. Also, the Company’s carrying value for its revolving credit facility approximates fair value. Cash equivalents are carried at cost, which approximates fair value.

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

 ANARAN, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2013:

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value at September 30, 2013

Cash equivalents	$7,710	$-	$-	$7,710

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2013:

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value at June 30, 2013

Cash equivalents	$5,693	$-	$-	$5,693

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between levels of the fair value hierarchy during the three months ended September 30, 2013 and 2012.

(3) Intangible Assets

The major components of intangible assets are as follows:

	September 30, 2013		June 30, 2013
(amounts in thousands)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount

Amortizable intangible assets:
Customer relationships	$7,530	$3,652	$7,530	$3,840
Developed technology	970	190	780	13
Non-competition agreements	1,329	199	1,130	-
Total	$9,829	4,041	$9,440	3,853

Non-amortizable intangible assets:
Trade names		2,980		2,980
Total intangible assets		$7,021		$6,833

Intangible asset amortization expense for the three months ended September 30, 2013 and 2012 aggregated $0.2 million and $0.3 million, respectively. Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-competition agreements and customer relationships is recorded in general and administrative expense.

The changes in the carrying amount of goodwill is summarized as follows:

(amounts in thousands)
Balance, June 30, 2013	$42,297
Cellular Machines, LLC acquisition	111
Balance, September 30, 2013	$42,408

 ANARAN, INC.

Notes to Condensed Financial Statements

(Unaudited)

Acquisition - In August 2013, the Company acquired the assets of Cellular Machines, LLC (Cell Machines), a Texas-based company. The assets acquired are principally comprised of wireless device and system technology and other intellectual property, which the Company expects to enhance its product line capability in the Wireless Segment. The aggregate purchase price was $0.5 million for the acquired assets, of which $350,000 was paid upon consummation of the acquisition and the remaining $150,000 is due in August 2014 unless such amount is offset in satisfaction of certain indemnification obligations of Cell Machines. In addition, the Company hired two employees from Cell Machines who have accepted employment with Anaren Microwave, Inc., a subsidiary of Anaren, Inc. The acquisition and its impact on the balance sheet and results of operations are not material. The purchase price was allocated to the assets acquired based on their respective fair values as of the acquisition date (other intangible assets of $0.4 million), with the amount exceeding the fair value recorded as goodwill of $0.1 million.

(4) Inventories

Inventories are summarized as follows:

(amounts in thousands)	September 30, 2013	June 30, 2013
Raw materials	$19,998	$19,434
Work in process	12,411	11,732
Finished goods	3,851	3,762
	$36,260	$34,928

(5) Property, Plant, and Equipment

Components of property, plant, and equipment consist of the following:

(amounts in thousands)	September 30, 2013	June 30, 2013
Land and land improvements	$4,559	$4,559
Construction-in-process	3,214	1,875
Buildings, furniture, and fixtures	31,889	31,647
Machinery and equipment	76,907	76,425
	116,569	114,506
Less accumulated depreciation	(75,021)	(73,664)
	$41,548	$40,842

(6) Accrued Expenses

Accrued expenses consist of the following:

(amounts in thousands)	September 30, 2013	June 30, 2013
Compensation	$2,020	$3,552
Health insurance	350	306
Commissions & other	878	948
	$3,248	$4,806

(7) Other Liabilities

Other liabilities consist of the following:

(amounts in thousands)	September 30, 2013	June 30, 2013
Deferred compensation	$312	$322
Supplemental retirement plan	1,026	995
Warranty accrual	192	170
Income tax liability	103	102
Deferred gain	736	760
Other	216	216
	2,585	2,565
Less current portion	(1,608)	(1,555)
	$977	$1,010

 ANARAN, INC.

Notes to Condensed Financial Statements

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

(amounts in thousands)		(amounts in thousands)
Balance as of July 1, 2012	$181	Balance as of July 1, 2013	$170
Additions	38	Additions	145
Costs incurred	(38)	Costs incurred	(99)
Adjustments	-	Adjustments	(24)
Balance as of September 30, 2012	$181	Balance as of September 30, 2013	$192

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

As of September 30, 2013 and June 30, 2013, there were no borrowings outstanding under the Company’s revolving credit agreement.

(9) Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the Company’s Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include anti-dilutive shares aggregating 0 and 10,000 for the three months ended September 30, 2013 and 2012, respectively. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

	Three Months Ended September 30
(amounts in thousands)	2013	2012
Numerator:
Net income	$2,983	$2,854

Denominator:
Denominator for basic earnings per share outstanding	12,649	12,999

Denominator for diluted earnings per share:
Weighted average shares outstanding	12,649	12,999
Common stock options and restricted stock	544	677

Weighted average shares	13,193	13,676

(10) Employee Benefit Plans

Defined Benefit Plan

Components of net periodic pension cost for the three months ended September 30, are as follows:

	Three Months Ended September 30
	2013	2012
(amounts in thousands)
Service cost	$100	$118
Interest cost	233	210
Expected return on plan assets	(270)	(240)
Amortization of the unrecognized loss	130	203
Net periodic benefit cost	$193	$291

Required contributions for fiscal 2014 are approximately $0.4 million.

Postretirement Health Benefit Plan

Components of net periodic postretirement benefit cost for the three months ended September 30, are as follows:

	Three Months Ended September 30
	2013	2012
(amounts in thousands)
Service cost	$-	$3
Interest cost	2	6
Amortization of the unrecognized loss	(53)	(52)
Amortization of the prior service cost	(32)	(18)
Net periodic benefit cost (benefit)	$(83)	$(61)

(11) Accumulated Other Comprehensive Income (Loss)
The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation adjustment	Defined benefit pension plan liability	Accumulated other comprehensive income (loss)
(amounts in thousands)
Balances at June 30, 2012	$2,315	$(5,341)	$(3,026)
Other comprehensive loss-quarter ended September 30, 2012	(30)	-	(30)
Balances at September 30, 2012	$2,285	$(5,341)	$(3,056)

Balances at June 30, 2013	$2,599	$(3,457)	$(858)
Other comprehensive income-quarter ended September 30, 2013	85	-	85
Balances at September 30, 2013	$2,684	$(3,457)	$(773)

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

The following table reflects the operating results of the segments consistent with the Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

(amounts in thousands)	Wireless	Space & Defense	Unallocated	Consolidated
Net sales (Three Months Ended):
September 30, 2013	$13,583	$24,960	$-	$38,543
September 30, 2012	13,202	25,860	-	39,062
Operating income (Three Months Ended)
September 30, 2013	2,317	2,042	-	4,359
September 30, 2012	1,858	2,134	-	3,992
Goodwill and intangible assets:
September 30, 2013	31,216	18,213	-	49,429
June 30, 2013	30,716	18,414	-	49,130

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. The following condensed discussion, other than historical facts, contains forward-looking statements that involve a number of risks and uncertainties. The Company’s results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including factors described elsewhere in this Quarterly Report on Form 10-Q and factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Overview

The condensed consolidated financial statements present the financial condition of the Company as of September 30, 2013 and June 30, 2013, and the consolidated results of operations and cash flows of the Company for the three months ended September 30, 2013 and 2012.

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

Second Quarter of Fiscal 2014 Outlook

For the second quarter of fiscal 2014, we anticipate comparable sales for the Wireless Group and an increase in sales for the Space & Defense Group compared to the first quarter levels.  As a result, we expect net sales to be in the range of $39 to $43 million.  We expect GAAP net earnings per diluted share to be in the range of $0.26 - $0.32, using an anticipated tax rate of approximately 29.0% and inclusive of approximately $0.05 per diluted share related to expected equity based compensation expense and amortization of intangible assets.

Results of Operations

Net sales for the three months ended September 30, 2013 were $38.5 million, down 1.3% from sales of $39.1 million for the first quarter of fiscal 2013. Net income for the first quarter of fiscal 2014 was $3.0 million, or 7.7% of net sales, up $0.1 million from net income of $2.9 million in the first quarter of fiscal 2013.

The following table sets forth the percentage relationships of certain items from the Company’s condensed consolidated statements of income as a percentage of net sales.

	Three Months Ended
	September 30, 2013	September 30, 2012
Net sales	100.0%	100.0%
Cost of sales	64.0%	63.1%
Gross profit	36.0%	36.9%
Operating expenses:
Marketing	5.5%	6.5%
Research and development	8.4%	8.5%
General and administrative	10.8%	11.7%
Total operating expenses	24.7%	26.7%
Operating income	11.3%	10.2%
Other income (expense):
Other income	0.2%	0.6%
Interest expense	0.0%	(0.1%)
Total other income, net	0.2%	0.5%

Income before income tax expense	11.5%	10.7%
Income tax expense	3.8%	3.4%
Net income	7.7%	7.3%

 The following table summarizes the Company’s net sales by operating segments for the periods indicated.

	Three Months Ended
	Sept. 30, 2013	Sept.30, 2012
(amounts in thousands)
Wireless Group	$13,583	$13,202
Space & Defense Group	$24,960	$25,860
Total	$38,543	$39,062

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net sales. Net sales were $38.5 million for the first quarter of fiscal 2014, down 1.3% compared to $39.1 million for the first quarter of fiscal 2013. Sales of Wireless Group products increased $0.4 million, or 2.9%, and sales of Space & Defense Group products fell $0.9 million, or 3.5%, in the current first quarter compared to the first quarter of fiscal 2013.

The increase in sales of Wireless Group products, which consist of standard components for use in building wireless base station and consumer equipment, was the result of the continuing current improvement in worldwide demand for Wireless infrastructure components. Sales of Wireless Group products are up 2.9% in the current first quarter compared to the first quarter of fiscal 2013 and down 6.4% sequentially over the fourth quarter of fiscal 2013. Wireless Group sales are expected to remain at or above first quarter levels throughout fiscal 2014 based on the increased customer demand the Company is presently experiencing and current customer forecasts for the remainder of calendar year. The Company remains optimistic about fiscal 2014 Wireless Group component shipment levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military. Sales of Space & Defense Group products fell $0.9 million, or 3.5%, to $25.0 million in the first quarter of fiscal 2014 compared to the first quarter of the previous fiscal year. This decrease resulted from customer delays in approving shipments of hybrid electronic modules and a shortfall in shipments of printed wire board products. Quarterly Space & Defense Group sales are expected to remain above first quarter levels for the remainder of fiscal 2014.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the first quarter of fiscal 2014 was $13.9 million, (36.0% of net sales), down 3.7% from $14.4 million (36.9% of net sales) for the same quarter of the prior year. Gross profit as a percent of sales decreased in the first quarter of fiscal 2014 from the first quarter of fiscal 2013 due to a less favorable product mix in both the Wireless and Space & Defense Groups and lower sales levels in the Space & Defense Group. Gross margins are expected to improve in the second quarter with additional sales volume.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $2.1 million (5.5% of net sales) for the first quarter of fiscal 2014, down 16.1% from $2.5 million (6.5% of net sales) for the first quarter of fiscal 2013. Marketing expenses in the current first quarter declined due to fourth quarter 2013 reductions in sales personnel resulting from a reorganization of the sales function, as well as lower commissions, consulting and advertising costs in the current first quarter compared to the first quarter of fiscal 2013.

Research and Development. Research and development expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $3.2 million (8.4% of net sales) in the first quarter of fiscal 2014, down 3.3% from $3.3 million (8.5% of net sales) for the first quarter of fiscal 2013. The slight decline resulted from a small reduction in engineering personnel, mainly through attrition, over the past twelve months due to a lower level of design work requirements in both the Wireless and Space & Defense Groups in the current first quarter compared to the first quarter of fiscal 2013. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. The Company expects to maintain its current research and development efforts and spending levels in fiscal 2014.

General and Administrative. General and administrative expenses consist of employee related expenses, incentive compensation, professional services, intangible amortization, travel related expenses and other corporate costs. General and administrative expenses decreased 8.2% to $4.2 million (10.8% of net sales) for the first quarter of fiscal 2014, from $4.6 million (11.7% of net sales) for the first quarter of fiscal 2013. The decrease in general and administrative expense in the current first quarter was due to a decline in consulting expense, a lower bonus accrual and a reduction in equity based compensation expense compared to the first quarter last fiscal year. Quarterly general and administrative costs are expected to remain at current levels for the remainder of fiscal 2014.

Operating Income. Operating income increased $0.4 million in the first quarter of fiscal 2014 to $4.4 million, (11.3% of net sales), compared to $4.0 million (10.2% of net sales) for the first quarter of fiscal 2013. This increase in operating income was a result of the $0.9 million decline in operating expenses, which offset the negative impact on gross margins from the lower sales volume and the less favorable product mix during the current quarter compared to the first quarter of fiscal 2013.

On an operating segment basis, Wireless Group operating income was $2.3 million (17.1% of Group sales) for the first quarter of fiscal 2014, up $0.4 million from the Group’s operating income of $1.9 million (14.1% of Group sales) in the first quarter of fiscal 2013. The increase in Wireless Group operating income in the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013, was due to the $0.4 million increase in Wireless Group sales coupled with a $0.5 million decrease in operating expenses resulting from lower marketing expenses ($0.2 million from reduced personnel and commissions), research and development expense ($0.1 million) and general and administrative expense ($0.2 million from lower bonus and equity based compensation expense).

Space & Defense Group operating income was $2.0 million, or 8.2% of Group sales, in the first quarter of fiscal 2014, compared to operating income of $2.1 million (8.3% of net group sales) for the first quarter of fiscal 2013. Operating margins for this Group decreased slightly in the current first quarter due mainly to the $0.9 million decrease in sales volume and the resulting $0.5 million decrease in gross margins compared to the first quarter fiscal 2013. The drop in current quarter gross margins was partially off-set by a $0.4 million decline in group operating expenses including marketing expenses ($0.2 million from reduced personnel and commissions), and general and administrative expense ($0.2 million from lower consulting, bonus and equity based compensation expense).

Other Income. Other income primarily consists of interest income received on invested cash balances and rental income. Other income was $0.1 million in the first quarter of fiscal 2014 compared to $0.2 million for the first quarter of last year. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the first quarters of both fiscal 2014 and 2013 was minimal. Interest expense has remained relatively low and has declined due to the continuing low level of the 30-day London Inter-Bank Offer Rate (LIBOR) interest rate, and the low level of Company borrowings. There was no outstanding loan balance for the first quarter of fiscal 2014 and an $8.0 million balance borrowed in the last half of the first quarter of fiscal 2013. Borrowings under this line bear interest at the 30-day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance. The rate is reset monthly.

Income Taxes. Income taxes for the first quarter of fiscal 2014 were $1.5 million (3.8% of net sales), representing an effective tax rate of 32.7%. This compares to income tax expense of $1.3 million (3.4% of net sales) for the first quarter of fiscal 2013, representing an effective tax rate of 32.0%. Taxes in the first quarter of fiscal 2014 includes $150,000 of interest due for fiscal 2012, 2013 and the first quarter of fiscal 2014 on the unpaid amount due the Internal Revenue Service for the correction of the unrecorded deemed distribution of earnings and profits of the Company’s Chinese subsidiary, see disclosure of this matter in the notes to the condensed consolidated financial statements. Absent this interest accrual, the effective rate for the quarter is approximately 29% and the projected effective tax rate for the remainder of fiscal 2014 is expected to be approximately 29%.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies, estimates, or judgments from those discussed in the Company’s 2013 Annual Report on Form 10-K.

Liquidity and Capital Resources

Net cash provided by operations for the first three months of fiscal 2014 was $3.5 million and resulted primarily from the level of net income before depreciation, amortization and non-cash equity based compensation expense. The positive cash flow from net income for the first quarter of fiscal 2014 was partially off-set by a $1.3 million increase in inventory due to delayed shipments, a $0.7 million decrease in accounts payable and a $0.4 million net decline in other assets and liabilities. Net cash provided by operations for the first three months of fiscal 2013 was $2.1 million and primarily resulted from the level of net income before depreciation and non-cash equity based compensation expense. The positive cash flow from net income for the first quarter of fiscal 2013 was partially off-set by a $3.9 million increase in accounts receivable resulting mainly from a lengthening of contractual payment terms for some larger Wireless Group customers and a $0.4 million increase in inventory.

Net cash used in investing activities in the first three months of fiscal 2014 was $0.9 million and consisted of $2.5 million used for capital additions and $0.3 million used to acquire Cellular Machines, partially off-set by $1.9 million provided by maturities of marketable debt securities. Net cash provided by investing activities in the first three months of fiscal 2013 was $4.3 million and consisted of $5.4 million provided by maturities of marketable debt securities and $0.2 million provided by proceeds from a deposit on an asset held for sale, partially off-set by $1.3 million used for capital additions.

Net cash used in financing activities was $0.8 million in the first three months of fiscal 2014 and consisted of $0.7 million of cash and tax benefits provided by the exercise of stock options, partially off-set by $1.5 million used to purchase approximately 64,000 treasury shares. Net cash provided by financing activities was $0.9 million in the first three months of fiscal 2013 and consisted of $8.0 million provided by borrowings under the Company’s credit facility, $1.8 million of cash and tax benefits provided by the exercise of stock options, partially off-set by $8.9 million used to purchase approximately 469,000 treasury shares.

During the remainder of fiscal 2014, the Company anticipates that its primary cash requirement will be for capital expenditures. Capital expenditures for the remainder of fiscal 2014 are expected to be in the range of $4.0 - $5.0 million, 2-3% of anticipated sales, and will be funded from existing cash and investments, and expected cash flow generated by operations.

The Company has a $50.0 million revolving credit facility with its principal bank and currently has no balance outstanding under the facility. Borrowings on the line of credit bear interest at the 30-day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance.

The Company may continue to repurchase shares of its common stock in the open market and/or through privately negotiated transactions under the current Board authorization, depending on market conditions. At September 30, 2013, there were approximately 1.2 million shares remaining under the current Board repurchase authorization.

At September 30, 2013, the Company had approximately $53.5 million in cash, cash equivalents, and marketable securities. Included in the Company’s cash and cash equivalents balance is $15.8 million that is deposited in banks in China. The Company has had positive operating cash flow for over ten years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

During the quarter ended September 30, 2013, the Company identified an error in its liability for income taxes. The error arose during the Company’s fiscal year ended June 30, 2009 upon the execution and subsequent borrowing under a debt agreement with a bank. The debt agreement included a pledge by the Company of all the assets of its foreign subsidiary in China. Under Section 956(a) of the Internal Revenue Code, a pledge of assets of a foreign subsidiary requires that the value of the subsidiary’s earnings and profits be included in gross taxable income of the Company. Based on this, the Company should have included income in its gross taxable income in fiscal 2009 in an amount equal to the cumulative earnings and profits from the China subsidiary from its inception through the date of the borrowing in fiscal 2009. The resulting error in fiscal 2009 was an understatement of its income tax liability and an overstatement of its net income totaling $2.7 million. The total effect of the error as of June 30, 2011 totaled $3.4 million, which includes interest expense from fiscal years 2010 and 2011 and an income tax penalty. The interest expense incurred and not recorded in fiscal years 2012 and fiscal 2013 was not material to the consolidated financial statements in those years.

In accordance with accounting guidance found in Accounting Standards Codification (“ASC”) 250-10, Accounting Changes and Error Corrections and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, the Company assessed the materiality of the error and concluded that the error was not material to any of its previously issued consolidated financial statements included in the Form 10-K for the year ended June 30, 2013. As permitted by the accounting guidance found in ASC 250-10 and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company has revised the accompanying condensed consolidated balance sheet as of the earliest period presented (June 30, 2013), to decrease retained earnings by $3.4 million and to increase income taxes payable by the same amount.

The following table presents the effect of this revision on the Company’s condensed consolidated balance sheet as of June 30, 2013 (in thousands):

	Retained earnings	Income taxes payable	Other current liabilites
Beginning balance, as previously reported	$158,182	$-	$1,900
Prior-period adjustment	(3,435)	3,435
Reclassification		345	(345)
Beginning balance, as restated	$154,747	$3,780	$1,555

As indicated above, the Company previously included income taxes payable in other current liabilities on the condensed consolidated balance sheet as of June 30, 2013. As a result of this revision, the Company has reclassified income taxes payable from other current liabilities as of June 30, 2013. No adjustments were required to be made to the accompanying condensed consolidated statements of income, comprehensive income, or cash flows for the three month period ended September 30, 2012.

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

As of September 30, 2013, the Company had cash, cash equivalents and marketable securities of $53.5 million, all of which consisted of highly liquid investments in marketable debt securities. The marketable debt securities at date of purchase have maturities within 3 years, are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical decrease in market interest rate of 10.0% would result in a nominal decrease to the earnings per diluted share. Due to the relatively short maturities of the securities, continuing current unprecedented low market rates and the Company’s ability to hold those investments to maturity, the Company does not believe that an immediate decrease in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, declines in interest rate will reduce the Company’s interest income.

As of September 30, 2013, the Company had $0 outstanding debt under its Line with Key Bank National Association for which principal amounts are due in August 2014. The Line bears interest at the 30-day London inter-bank offer rate (LIBOR), plus 100 to 200 basis points, or at the Lender’s prime rate, plus 0 to 75 basis points, based upon the Company's earnings before interest and taxes and depreciation and amortization (EBITDA) performance at the end of each quarter as measured by the leverage ratio, total indebtedness divided by EBITDA. The Company pays a commitment fee (10 to 40 basis points) for any unused portion of the Line, up to $50 million, based upon the same EBITDA formula identified above. Interest expense for these borrowings is exposed to interest rate risk and will increase if market interest rates rise. A hypothetical increase in market interest rate of 10.0% would result in a nominal decrease to the earnings per diluted share. Due to the Company’s significant cash reserves and historical positive operating cash flow, the Company does not believe that an immediate increase in interest rates would have a significant effect on its financial condition or results of operations. Over time, however, increases in market interest rates will increase the Company’s interest expense.

Forward-Looking Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. The uncertainties and risk factors that could affect our Company, its business and actual results are described throughout this filing and in our 2013 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

Item 4.     Controls and Procedures

A. Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”) as of September 30, 2013.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

 (c) Issuer Purchases of Equity Securities

On November 9, 2012, the Board of Directors increased by an additional 1,500,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On September 30, 2013, 1,261,027 shares remained authorized for purchase, depending on market conditions.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2013	-	-	-	1,324,589
August 2013	63,562	24.08	63,562	1,261,027
September 2013	-	-	-	1,261,027
Total	63,562	24.08	63,562	1,261,027

Item 6.	Exhibits

	31	Rule 13a-14(a) Certifications

	32	Section 1350 Certifications

	101.INS	XBRL Instance

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation

	101.DEF	XBRL Taxonomy Extension Definition

	101.LAB	XBRL Taxonomy Extension Labels

	101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anaren, Inc.
(Registrant)

Date: October 31, 2013	/s/ Lawrence A. Sala
Lawrence A. Sala
President & Chief Executive Officer

Date: October 31, 2013	/s/ George A. Blanton
George A. Blanton
Sr. Vice President, Chief Financial Officer
and Treasurer