Form 10-Q
period 2013-12-31
ANAREN  INC
filed 2014-01-28
CIK 6314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares of Registrant’s Common Stock outstanding on January 22, 2014 was 13,446,593.

ANAREN, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ANAREN, INC.

Condensed Consolidated Balance Sheets

December 31, 2013 and June 30, 2013

(in thousands, except per share amounts)

(unaudited)

	December 31, 2013	June 30, 2013
ASSETS
Assets:
Cash and cash equivalents	$62,087	$44,308
Securities held to maturity	-	6,688
Receivables, less allowances of $470 and $414 at December 31, 2013 and June 30, 2013.	31,515	32,059
Inventories	37,159	34,928
Prepaid expenses and other assets	2,776	3,288
Deferred income taxes	993	1,820
Total current assets	134,530	123,091
Securities held to maturity	-	2,582
Property, plant, and equipment, net	41,053	40,842
Goodwill	42,408	42,297
Other intangible assets, net	6,833	6,833
Total assets	$224,824	$215,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities and Stockholders’ Equity:
Accounts payable	$10,437	$7,319
Accrued expenses	3,742	4,806
Income taxes payable	2,131	3,780
Customer advance payments	1,077	1,603
Other liabilities	1,710	1,555
Total current liabilities	19,097	19,063
Deferred income taxes	3,629	2,671
Pension and postretirement benefit obligation	6,573	6,598
Other liabilities	955	1,010
Total liabilities	30,254	29,342
Stockholders' Equity:
Common stock, $0.01 par value. Authorized 200,000 shares; issued 30,056 and 29,752 at December 31, 2013 and June 30, 2013, respectively	301	298
Additional paid-in capital	235,482	230,355
Retained earnings	160,495	154,747
Accumulated other comprehensive loss	(711)	(858)
Total stockholders’ equity before treasury stock	395,567	384,542
Less 16,611 and 16,503 treasury shares at December 31, 2013 and June 30, 2013, respectively, at cost	200,997	198,239
Total stockholders' equity	194,570	186,303
Total liabilities and stockholders' equity	$224,824	$215,645

See accompanying notes to condensed consolidated financial statements.

 ANAREN, INC.

Condensed Consolidated Statements of Income

Three Months Ended December 31, 2013 and 2012

(in thousands, except per share amounts)

(unaudited)

	2013	2012

Net sales	$41,809	$38,002
Cost of sales	26,673	22,987
Gross profit	15,136	15,015
Operating Expenses:
Marketing	2,362	2,376
Research and development	3,329	3,243
General and administrative	5,611	4,317
Total operating expenses	11,302	9,936
Operating income	3,834	5,079
Other income (expense):
Interest expense	(22)	(47)
Other income	123	138
Total other income, net	101	91
Income before income tax expense	3,935	5,170
Income tax expense	1,170	1,657
Net income	$2,765	$3,513

Earnings per share:
Basic	$0.22	$0.28
Diluted	$0.21	$0.27

Weighted average common shares outstanding:
Basic	12,833	12,697
Diluted	13,321	13,191

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.

Condensed Consolidated Statements of Income

 Six Months Ended December 31, 2013 and 2012

(in thousands, except per share amounts)

(unaudited)

	2013	2012

Net sales	$80,353	$77,064
Cost of sales	51,330	47,634
Gross profit	29,023	29,430
Operating Expenses:
Marketing	4,492	4,915
Research and development	6,552	6,577
General and administrative	9,785	8,867
Total operating expenses	20,829	20,359
Operating income	8,194	9,071
Other income (expense):
Interest expense	(41)	(65)
Other income	215	360
Total other income, net	174	295
Income before income tax expense	8,368	9,366
Income tax expense	2,620	3,000
Net income	$5,748	$6,366

Earnings per share:
Basic	$0.45	$0.50
Diluted	$0.43	$0.47

Weighted average common shares outstanding:
Basic	12,741	12,848
Diluted	13,257	13,433

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended December 31, 2013 and 2012

(in thousands)

(unaudited)

	2013	2012

Net income	$2,765	$3,513
Other comprehensive income:
Net foreign currency translation adjustments	62	44
Other comprehensive income	62	44
Total comprehensive income	$2,827	$3,557

                                       See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.

Condensed Consolidated Statements of Comprehensive Income

Six Months Ended December 31, 2013 and 2012

(in thousands)

(unaudited)

	2013	2012

Net income	$5,748	$6,366
Other comprehensive income:
Net foreign currency translation adjustments	147	14
Other comprehensive income	147	14
Total comprehensive income	$5,895	$6,380

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended December 31, 2013 and 2012

(in thousands)

(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,748	$6,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,595	3,830
Gain on disposal of fixed assets	(606)
Amortization	472	680
Deferred income taxes	395	693
Equity-based compensation	1,752	2,047

Changes in operating assets and liabilities:
Receivables	543	(2,762)
Inventories	(2,231)	(1,745)
Prepaid expenses and other assets	511	(1,010)
Accounts payable	2,968	(2,041)
Accrued expenses	(1,064)	224
Customer advance payments	(526)	(139)
Other liabilities	(158)	732
Pension and postretirement benefit obligation	(25)	48
Net cash provided by operating activities	11,374	6,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,806)	(2,184)
Proceeds from sale of property, plant, and equipment	606	5,230
Purchase of Cellular Machines LLC	(350)	-
Maturities and sales of held to maturity securities	9,188	9,065

Net cash provided by investing activities	5,638	12,111

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt obligation	-	8,000
Stock options exercised	2,766	1,476
Excess tax benefit	612	554
Purchase of treasury stock	(2,758)	(20,111)

Net cash provided by (used in) financing activities	620	(10,081)
Effect of exchange rates on cash	147	14
Net increase in cash and cash equivalents	17,779	8,967
Cash and cash equivalents, beginning of period	44,308	21,012
Cash and cash equivalents, end of period	$62,087	$29,979

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26	$66
Income tax payments, net	$1,808	$2,543

See accompanying notes to condensed consolidated financial statements.

ANAREN, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The results of operations for the six months ended December 31, 2013 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2014, or any future interim period.

The income tax rates utilized for interim financial statement purposes for the six months ended December 31, 2013 are based on estimates of income and utilization of tax credits for the entire fiscal year ending June 30, 2014.

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

In accordance with accounting guidance found in Accounting Standards Codification (ASC) 250-10, Accounting Changes and Error Corrections and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality, the Company assessed the materiality of the error and concluded that the error was not material to any of its previously issued consolidated financial statements included in the Form 10-K for the year ended June 30, 2013. As permitted by the accounting guidance found in ASC 250-10 and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company has revised the accompanying condensed consolidated balance sheet as of the earliest period presented (June 30, 2013), to decrease retained earnings by $3.4 million and to increase income taxes payable by the same amount. The following table presents the effect of this revision on the Company’s condensed consolidated balance sheet as of June 30, 2013 (in thousands):

	Retained earnings	Income taxes payable	Other current liabilites
Beginning balance, as previously reported	$158,182	$-	$1,900
Prior-period adjustment	(3,435)	3,435
Reclassification		345	(345)
Beginning balance, as restated	$154,747	$3,780	$1,555

As indicated above, the Company previously included income taxes payable in other current liabilities on the condensed consolidated balance sheet as of June 30, 2013. As a result of this revision, the Company has reclassified income taxes payable from other current liabilities as of June 30, 2013. No adjustments were required to be made to the accompanying condensed consolidated statements of income, comprehensive income, or cash flows for the three and six months ended December 31, 2012.

ANAREN, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Acquisition

On November 4, 2013, Anaren, Inc., a New York corporation (Company), announced that it had entered into an Agreement and Plan of Merger, dated as of November 4, 2013 as amended on November 26, 2013 (Merger Agreement), with ANVC Holding Corp., a Delaware corporation (Parent) and ANVC Merger Corp., a New York corporation (Merger Sub).  Parent and Merger Sub are currently wholly owned subsidiaries of The Veritas Capital Fund IV, L.P. (collectively with its affiliates and co-investors, “Veritas”).

The Merger Agreement contemplates that Merger Sub will be merged with and into the Company (Merger) with the Company surviving the Merger as a wholly owned subsidiary of Parent. As a result of the Merger, each share of common stock of the Company, par value $0.01 per share (Company common stock), issued and outstanding prior to the effective time of the Merger (other than shares of Company common stock (i) owned by the Company or any wholly owned subsidiary of the Company, and (ii) owned by Parent or any wholly owned subsidiary of Parent (including Merger Sub) will be cancelled and converted into the right to receive $28.00 per share in cash, without interest.

The Company filed a definitive proxy statement on December 20, 2013 on Schedule 14A and will hold a special meeting of shareholders on February 6, 2014, to consider and vote on a proposal to adopt the Merger Agreement.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including (i) its Agreement, subject to certain exceptions, to conduct business in the ordinary course and not to engage in certain activities between the execution of the Merger Agreement and the consummation of the Merger and (ii) its agreement to not solicit or knowingly encourage alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative transactions.

The Company is currently defending two putative class action lawsuits filed with respect to the Merger Agreement by purported shareholders of Anaren in New York State Supreme Court, Onondaga County, which have been consolidated. The Company believes that the action is without merit and does not believe that the consolidated law suit will have a material impact on the condensed consolidated financial statements.

(2) Fair Value Measurements

The carrying amount of financial instruments, including cash, trade receivables and accounts payable, approximated their fair value as of December 31, 2013 and June 30, 2013 because of the short maturity of these instruments. Also, the Company’s carrying value for its revolving credit facility approximates fair value. Cash equivalents are carried at cost, which approximates fair value.

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

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2013:

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value at December 31, 2013

Cash equivalents	$15,100	$-	$-	$15,100

The following table provides the assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2013:

(amounts in thousands)	Level 1	Level 2	Level 3	Total Carrying Value at June 30, 2013

Cash equivalents	$5,693	$-	$-	$5,693

ANAREN, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no nonfinancial assets or nonfinancial liabilities recognized at fair value on a nonrecurring basis and there were no transfers between levels of the fair value hierarchy during the three and six months ended December 31, 2013 and 2012.

(3) Intangible Assets

The major components of intangible assets are as follows:

	December 31, 2013		June 30, 2013
(amounts in thousands)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount

Amortizable intangible assets:
Customer relationships	$7,530	$3,464	$7,530	$3,840
Developed technology	970	190	780	13
Non-competition agreements	1,329	199	1,130	-

Total	$9,829	3,853	$9,440	3,853

Non-amortizable intangible assets:
Trade names		2,980		2,980
Total intangible assets		$6,833		$6,833

Intangible asset amortization expense for the three months ended December 31, 2013 and 2012 aggregated $0.2 million and $0.2 million, respectively; and for the six months ended December 31, 2013 and 2012 aggregated $0.4 million and $0.5 million, respectively. Amortization expense related to developed technology is recorded in cost of sales, and amortization expense for non-competition agreements and customer relationships is recorded in general and administrative expense.

The changes in the carrying amount of goodwill summarized as follows:

(amounts in thousands)
Balance, June 30, 2013	42,297
Cellular Machines, LLC acquisition	111
Balance, December 31, 2013	$42,408

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

(4) Inventories

Inventories are summarized as follows:

(amounts in thousands)	December 31, 2013	June 30, 2013
Raw materials	$20,313	$19,434
Work in process	12,399	11,732
Finished goods	4,447	3,762
	$37,159	$34,928

ANAREN, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(5) Property, Plant, and Equipment

Components of property, plant, and equipment consist of the following:

(amounts in thousands)	December 31, 2013	June 30, 2013
Land and land improvements	$4,559	$4,559
Construction-in-process	1,019	1,875
Buildings, furniture, and fixtures	31,968	31,647
Machinery and equipment	77,901	76,425
	115,447	114,506
Less accumulated depreciation	(74,394)	(73,664)
	$41,053	$40,842

(6) Accrued Expenses

Accrued expenses consist of the following:

(amounts in thousands)	December 31, 2013	June 30, 2013
Compensation	$2,475	$3,552
Health insurance	242	306
Commissions & other	1,025	948
	$3,742	$4,806

(7) Other Liabilities

Other liabilities consist of the following:

(amounts in thousands)	December 31, 2013	June 30, 2013
Deferred compensation	$305	$322
Supplemental retirement plan	1,056	995
Warranty accrual	192	170
Income tax liability	104	102
Deferred gain	720	760
Other	288	216
	2,665	2,565
Less current portion	(1,710)	(1,555)
	$955	$1,010

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

(amounts in thousands)		(amounts in thousands)
Balance as of July 1, 2012	$181	Balance as of July 1, 2013	$170
Additions	168	Additions	263
Costs incurred	(164)	Costs incurred	(186)
Adjustments	(4)	Adjustments	(55)
Balance as of December 31, 2012	$181	Balance as of December 31, 2013	$192

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

As of December 31, 2013 and June 30, 2013 there were no borrowings outstanding under the Company’s revolving credit agreement.

(9) Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, as well as dilutive potential common shares which, in the Company’s case, comprise shares issuable under the Company’s Comprehensive Long-Term Incentive Plan. The weighted average number of common shares utilized in the calculation of the diluted earnings per share does not include anti-dilutive shares aggregating 153,000 for the three and six months ended December 31, 2012, respectively. There were no antidilutive shares for the three and six months ended December 31, 2013. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table sets forth the computation of basic and fully diluted earnings per share:

	Three Months Ended December 31		Six Months Ended December 31
(amounts in thousands)	2013	2012	2013	2012
Numerator:
Net income	$2,765	$3,513	$5,748	$6,366

Denominator:
Denominator for basic earnings per share outstanding	12,833	12,697	12,741	12,848

Denominator for diluted earnings per share:
Weighted average shares outstanding	12,833	12,697	12,741	12,848
Common stock options and restricted stock	488	494	516	585

Weighted average shares	13,321	13,191	13,257	13,433

(10) Employee Benefit Plans

Defined Benefit Plan

Components of net periodic pension cost for the three and six months ended December 31, are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012
(amounts in thousands)
Service cost	$100	$118	$200	$236
Interest cost	233	210	466	420
Expected return on plan assets	(270)	(240)	(540)	(480)
Amortization of the unrecognized loss	130	203	260	406
Net periodic benefit cost	$193	$291	$386	$582

Required contributions for fiscal 2014 are approximately $0.4 million.

Postretirement Health Benefit Plan

Components of net periodic postretirement benefit cost for the three and six months ended December 31, are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012
(amounts in thousands)
Service cost	$-	$3	$-	$6
Interest cost	2	6	4	12
Amortization of the unrecognized gain	(53)	(52)	(106)	(104)
Amortization of the prior service cost	(32)	(18)	(64)	(36)
Net periodic benefit	$(83)	$(61)	$(166)	$(122)

(11) Accumulated Other Comprehensive Income (Loss)
The cumulative balance of each component of accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation adjustment	Defined benefit pension plan liability	Accumulated other comprehensive income (loss)
(amounts in thousands)
Balances at June 30, 2012	$2,315	$(5,341)	$(3,026)
Other comprehensive loss-quarter ended September 30, 2012	(30)	-	(30)
Other comprehensive income-quarter ended December 31, 2012	44	-	44
Balances at December 31, 2012	$2,329	$(5,341)	$(3,012)

Balances at June 30, 2013	$2,599	$(3,457)	$(858)
Other comprehensive income-quarter ended September 30, 2013	85	-	85
Other comprehensive income-quarter ended December 31, 2013	62	-	62
Balances at December 31, 2013	$2,746	$(3,457)	$(711)

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

The following table reflects the operating results of the segments consistent with the Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments:

(amounts in thousands)	Wireless	Space & Defense	Unallocated	Consolidated
Net sales (Three Months Ended):
December 31, 2013	$14,236	$27,573	$-	$41,809
December 31, 2012	12,849	25,153	-	38,002
Net sales (Six Months Ended):
December 31, 2013	27,819	52,534	-	80,353
December 31, 2012	26,051	51,013	-	77,064
Operating income (Three Months Ended)
December 31, 2013 (1)	3,192	2,640	(1,998)	3,834
December 31, 2012	2,029	3,050	-	5,079
Operating income (Six Months Ended)
December 31, 2013 (1)	5,540	4,718	(2,064)	8,194
December 31, 2012	3,887	5,184	-	9,071
Goodwill and intangible assets:
December 31, 2013	31,216	18,025	-	49,241
June 30, 2013	30,716	18,414	-	49,130

(1)	The unallocated costs for the three and six months ended December 31, 2013 relate to the potential Veritas acquisition (see Note 1).

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

Overview

We entered into an Agreement and Plan of Merger dated as of November 4, 2013 as amended on November 26, 2013 (Merger Agreement) with ANVC Holding Corp. (Parent) and ANVC Merger Corp. (Merger Sub), a wholly-owned subsidiary of Parent.  Parent and Merger Sub are currently wholly-owned subsidiaries of the Veritas Capital Fund IV, LP (Veritas).  The Merger Agreement contemplates that Merger Sub will be merged with and into Anaren, Inc., with Anaren, Inc. surviving as a wholly-owned subsidiary of Parent (Merger), and, subject to certain exceptions, each outstanding share of our common stock will be converted in the Merger into the right to receive $28.00 per share in cash.  The Merger Agreement is subject to Anaren shareholder approval and is also subject to customary regulatory and other closing conditions.  See Note 1 to the accompanying unaudited condensed consolidated financial statements regarding the Merger Agreement.

The unaudited condensed consolidated financial statements present the financial condition of the Company as of December 31, 2013 and June 30, 2013, and the consolidated results of operations and cash flows of the Company for the three and six months ended December 31, 2013 and 2012.

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

The Company operates in the wireless communications, satellite communications and defense electronics markets all of which have been affected by the current economic climate and recession. The United States defense budget has a direct impact on the level of funding available for programs that the Company currently participates in or has targeted for future participation. We continue to assess the effect of the 2012 / 2013 defense budget on these programs and, to date have seen only minimal negative impact on our anticipated Space & Defense Group order rate. The economic downturn has negatively impacted the worldwide Wireless infrastructure market as the market has delayed or downsized system expansions and upgrades.

Third Quarter of Fiscal 2014 Outlook

For the third quarter of fiscal 2014, we anticipate comparable sales for the Wireless Group and an increase in sales for the Space & Defense Group compared to the second quarter levels. As a result, we expect net sales to be in the range of $41 to $45 million. We expect GAAP net earnings, exclusive of deal costs associated with the pending acquisition and related litigation, to be in the range of $0.30 - $0.34 per diluted share for the third quarter.

Results of Operations

Net sales for the three months ended December 31, 2013 were $41.8 million, up 10.0% from sales of $38.0 million for the second quarter of fiscal 2013. Net income for the second quarter of fiscal 2014 was $2.8 million, or 6.6% of net sales, down $0.7 million, or 21.3% from net income of $3.5 million in the second quarter of fiscal 2013.

The following table sets forth the percentage relationships of certain items from the Company’s condensed consolidated statements of income as a percentage of net sales.

	Three Months Ended		Six Months Ended
	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	63.8%	60.5%	63.9%	61.8%
Gross profit	36.2%	39.5%	36.1%	38.2%

Operating Expenses:
Marketing	5.6%	6.3%	5.6%	6.4%
Research and development	8.0%	8.5%	8.1%	8.5%
General and administrative	13.4%	11.3%	12.2%	11.5%
Total operating expenses	27.0%	26.1%	25.9%	26.4%

Operating income	9.2%	13.4%	10.2%	11.8%

Other income (expense):
Interest expense	(0.1)%	(0.2)%	(0.0)%	(0.1)%
Other, primarily interest income	0.3%	0.4%	0.3%	0.5%
Total other income, net	0.2%	0.2%	0.3%	0.4%

Income before income tax expense	9.4%	13.6%	10.5%	12.2%
Income tax expense	2.8%	4.4%	3.3%	3.9%
Net income	6.6%	9.2%	7.2%	8.3%

The following table summarizes the Company’s net sales by operating segments for the periods indicated. Amounts are in thousands.

	Three Months Ended		Six months Ended
	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012
Wireless	$14,236	$12,849	$27,819	$26,051
Space and Defense	27,573	25,153	52,534	51,013
Total	$41,809	$38,002	$80,353	$77,064

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Net sales. Net sales were $41.8 million for the second quarter of fiscal 2014, up 10.0% compared to $38.0 million for the second quarter of fiscal 2013. Sales of Wireless Group products increased $1.4 million, or 10.8%, while sales of Space & Defense Group products rose $2.4 million, or 9.6%, in the current second quarter compared to the second quarter of fiscal 2013.

The increase in sales of Wireless Group products, which consist of standard components for use in building wireless base station and consumer equipment, was the result of the continuing current improvement in worldwide demand for Wireless infrastructure components. Sales of Wireless Group products are up 10.8% in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 and up 4.8% sequentially over first quarter fiscal 2014 levels. Wireless Group sales are expected to remain at or above current levels throughout fiscal 2014 based on the increased customer demand the Company is presently experiencing and current customer forecasts for the remainder of calendar year. The Company remains optimistic about fiscal 2014 Wireless Group component shipment levels.

Space & Defense Group products consist of custom components and assemblies for commercial and military satellites, as well as radar, receiver, and countermeasure subsystems for the military.  Sales of Space & Defense Group products rose $2.4 million, or 9.6% in the second quarter of fiscal 2014 compared to the second quarter of the previous fiscal year. This increase resulted from customer delays in approving scheduled shipments of hybrid electronic modules and a shortfall in shipments of printed wire board products in the first quarter of fiscal 2014, which ultimately shipped in the early part of the current second quarter. Based on current backlog, quarterly Space & Defense Group shipments are expected to remain at or above second quarter levels for the remainder of fiscal 2014.

Gross Profit. Cost of sales consists primarily of engineering design costs, materials, material fabrication costs, assembly costs, direct and indirect overhead, and test costs. Gross profit for the second quarter of fiscal 2014 was $15.1 million, (36.2% of net sales), up $0.1 million from $15.0 million (39.5% of net sales) for the same quarter of the prior year. Gross profit as a percent of sales decreased 330 basis points in the second quarter of fiscal 2014 from the second quarter of fiscal 2013 due to a $0.5 million accrual in the Space & Defense Groups for the effects of the cancellation of orders for spare beam former assemblies for the Globalstar program.

Marketing. Marketing expenses consist mainly of employee related expenses, commissions paid to sales representatives, trade show expenses, advertising expenses and related travel expenses. Marketing expenses were $2.4 million (5.6% of net sales) for the second quarter of fiscal 2014, unchanged from $2.4 million (6.3% of net sales) for the second quarter of fiscal 2013. Marketing expenses in the current second quarter remained flat as reductions in personnel, consulting, advertising, and support costs in the current quarter were offset by higher commissions costs compared to the second quarter of fiscal 2013.

Research and Development. Research and development expenses consist of material, salaries and related overhead costs of employees engaged in ongoing research, design and development activities associated with new products and technology development. Research and development expenses were $3.3 million (8.0% of net sales) in the second quarter of fiscal 2014, up 2.7% from $3.2 million (8.5% of net sales) for the second quarter of fiscal 2013. The increase resulted from additional material expenditures in both the Wireless and Space & Defense groups supporting various ongoing projects. Research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. The Company expects to maintain its current research and development efforts and spending levels for the remainder of fiscal 2014.

General and Administrative. General and administrative expenses consist of employee related expenses, incentive compensation, professional services, intangible amortization, travel related expenses and costs associated with the pending acquisition of the Company by The Veritas Capital Fund IV, L.P. General and administrative expenses increased 30.0% to $5.6 million (13.4% of net sales) for the second quarter of fiscal 2014, from $4.3 million (11.3% of net sales) for the second quarter of fiscal 2013. The increase in general and administrative expense in the current quarter was due to the inclusion of $2.0 million of legal, litigation and consulting expenditures related to the pending acquisition of the Company with The Veritas Capital Fund IV, L.P. in the current second quarter. These costs were partially off-set by a $0.5 million payment received as final compensation for the condemnation of the Company’s leased China facility. Absent these one-time costs and benefit, G&A expense fell approximately $0.2 million, year over year, in the current second quarter due to a reduction in consulting costs and lower equity based compensation expense. Quarterly general and administrative costs are expected to remain at current levels for the remainder of fiscal 2014.

Operating Income. Operating income decreased $1.2 million in the second quarter of fiscal 2014 to $3.8 million, (9.2% of net sales), compared to $5.1 million (13.4% of net sales) for the second quarter of fiscal 2013. This decrease in operating income was caused by a $1.4 million net increase in operating expenses resulting from the $2.0 million of legal, litigation and consulting costs related to the pending acquisition of the Company, partially offset by the $0.5 million payment received as final compensation for the condemnation of the Company’s leased China facility. Absent these two items, operating income rose to $5.3 million or 12.6% of sales.

On an operating segment basis, Wireless Group operating income was $3.2 million (22.4% of Group sales) for the second quarter of fiscal 2014, up $1.2 million from the Group’s operating income of $2.0 million (15.8% of Group sales) in the second quarter of fiscal 2013. The rise in Wireless Group operating income in the second quarter of fiscal 2014, compared to the second quarter of fiscal 2013, was due to the $1.4 million, or 10.8%, increase in Wireless Group sales coupled with a $0.7 million reduction in operating expenses (inclusive of the $0.5 million compensation for the condemnation of the Company’s China leased facility) and a more favorable product mix resulting in lower material content.

Space & Defense Group operating income was $2.6 million, (9.6% of Group sales) in the second quarter of fiscal 2014, compared to operating income of $3.1 million, (12.1% of Group sales) for the second quarter of fiscal 2013. Operating margins for this Group fell in the current second quarter compared to the second quarter fiscal 2013 due to the $0.3 million decrease in gross margins resulting from a $0.5 million accrual in the Space & Defense Groups for the effects of the cancellation of orders for spare beam former assemblies for the Globalstar program. The decline in current second quarter operating margins was further increased by a $0.1 million rise in group operating expenses resulting from additional commission costs, year over year, in the current quarter.

Other Income. Other income primarily consists of interest income received on invested cash balances. Other income was $0.1 million in the second quarter of fiscal 2014 compared to $0.1 million for the second quarter of last year. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the second quarters of both fiscal 2014 and 2013 was minimal. Interest expense has remained relatively low and has declined due to the continuing low level of the 30-day London Inter-Bank Offer Rate (LIBOR) interest rate, and the low level of Company borrowings. There was no outstanding loan balance for the second quarter of fiscal 2014 and an $8.0 million balance outstanding in the second quarter of fiscal 2013. Borrowings under this line bear interest at the 30-day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance. The rate is reset monthly.

Income Taxes.  Income taxes for the second quarter of fiscal 2014 were $1.2 million (2.8% of net sales), representing an effective tax rate of 29.7%.  This compares to income tax expense of $1.7 million (4.4% of net sales) for the second quarter of fiscal 2013, representing an effective tax rate of 32.0%.  The decrease in the effective rate for the second quarter of fiscal 2014 is a result of the reinstatement in January 2013 of the Federal Research and Experimentation credit and the mix of foreign and domestic taxable income year over year. The projected effective tax rate for fiscal 2014, absent one-time events and adjusted for the expiration of the Federal Research and Experimentation credit in December 2013 is expected to be approximately 29%-30%.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Net sales. Net sales were $80.4 million for the first half of fiscal 2014, up 4.3% compared to $77.1 million for the first half of fiscal 2013. Sales of Wireless Group products rose $1.8 million, or 6.8%, and sales of Space & Defense Group products increased $1.5 million, or 3.0%, in the current first six months compared to the first half of fiscal 2013.

The increase in sales of Wireless Group products in the first half of fiscal 2014 compared to the first half of fiscal 2013 was the result of the continuing current improvement in worldwide demand for Wireless infrastructure components. Wireless Group sales are expected to remain at or above current levels throughout fiscal 2014 based on the increased customer demand the Company is presently experiencing and current customer forecasts for the remainder of calendar year. The Company remains optimistic about fiscal 2014 Wireless Group component shipment levels.

Sales of Space & Defense Group products increased $1.5 million, or 3.0% in the first half of fiscal 2014 compared to the first half of the previous fiscal year. Quarterly fiscal 2014 Space & Defense Group sales were comparable to sales in this Group for the preceding last seven quarters of fiscal 2012 and 2013. Fiscal 2014 first six months sales reflects both the consistent Space & Defense Group backlog level of approximately $95 - $105 million during the past two years and the efficient resolution of production and customer specification issues which has allowed for consistent quarterly Space & Defense Group product shipments over the trailing twenty-four month period. Quarterly Space & Defense Group sales are expected to mirror first and second quarter levels for the remainder of fiscal 2014.

Gross Profit. Gross profit for the first half of fiscal 2014 was $29.0 million, (36.1% of net sales), down from $29.4 million (38.2% of net sales) for the same period of the prior year. Gross profit as a percent of sales decreased 210 basis points in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 due to a less profitable product mix in the Space & Defense Groups and a $0.5 million accrual for the effects of the cancellation of orders for spare beam former assemblies for the Globalstar program, and the effects of annual price concessions for major customers in the wireless group which were effective in January 2013.

Marketing. Marketing expenses were $4.5 million (5.6% of net sales) for the first half of fiscal 2014 down $0.4 million from $4.9 million (6.4% of net sales) for the first half of fiscal 2013. Marketing expenses in the current first half declined due to fourth quarter 2013 reductions in sales personnel resulting from a reorganization of the sales function, as well as lower consulting and advertising costs in the current first six months compared to the first six months of fiscal 2013.

Research and Development. Research and development expenses were $6.6 million (8.1% of net sales) in the first half of fiscal 2014, unchanged from $6.6 million (8.5% of net sales) for the first half of fiscal 2013. Research and development expenditures normally fluctuate with the level of customer funding for design work in the Space & Defense Group and development opportunities in the market place. Currently, research and development expenditures are supporting further development of Wireless Group infrastructure and consumer component opportunities, as well as new technology development in the Space & Defense Group. The Company expects to maintain its current research and development efforts and spending levels for the remainder of fiscal 2014.

General and Administrative. General and administrative expenses were $9.8 million (12.2% of net sales) for the first half of fiscal 2014, up 10.4% from $8.9 million (11.5% of net sales) for the first half of fiscal 2013. The increase in general and administrative expense in the current first six months was due to the inclusion of $2.1 million of legal, litigation and consulting expenditures related to the pending acquisition of the Company with The Veritas Capital Fund IV, L.P.. These costs were partially off-set by a $0.5 million payment received during the current second quarter as final compensation for the condemnation of the Company’s leased China facility. Absent these one-time costs and facility benefit, G&A expense fell approximately $0.7 million, year over year in the current first six months due to a reduction in consulting costs and lower equity based compensation expense. General and administrative costs are expected to remain at current levels for the remainder of fiscal 2014.

Operating Income. Operating income decreased $0.9 million in the first half of fiscal 2014 to $8.2 million, (10.2% of net sales), compared to $9.1 million (11.8% of net sales) for the first half of fiscal 2013. This decrease in operating income was caused by the $0.4 decline in gross margins and a $0.5 million net increase in operating expenses resulting from the $2.1 million of legal, litigation and consulting costs related to the pending acquisition of the Company, partially offset by the $0.5 million payment received as final compensation for the condemnation of the Company’s leased China facility. Absent the net effect of the additional transaction costs and the benefit in China, operating income in the first six months of fiscal 2014 would have been $9.7 million, or 12.1% of sales.

On an operating segment basis, Wireless Group operating income was $5.5 million (19.9% of Group sales) for the first six months of fiscal 2014, up $1.7 million from the Group’s operating income of $3.9 million (14.9% of Group sales) in the first six months of fiscal 2013. The rise in Wireless Group operating income in the first half of fiscal 2014, compared to the first half of fiscal 2013, was due to the $1.8 million, or 6.8%, increase in Wireless Group sales coupled with a $1.3 million reduction in operating expenses (inclusive of the $0.5 million compensation for the condemnation of the Company’s China leased facility) which more than off-set the 200 basis point decline in gross margins in the current first six months compared to the same period last year.

Space & Defense Group operating income was $4.7 million, (9.0% of Group sales) in the first six months of fiscal 2014, compared to operating income of $5.2 million, (10.2% of Group sales) for the first six months of fiscal 2013. Operating margins for this Group decreased in the current first six months due to the $0.8 million decrease in gross margins resulting from a $0.5 million accrual for the effects of the cancellation of orders for spare beam former assemblies for the Globalstar program and a less profitable product mix. The drop in current first six month gross margins was partially off-set by a $0.3 million decline in group operating expenses including marketing expenses ($0.1 million from reduced personnel), and general and administrative expense ($0.2 million from lower consulting and equity based compensation expense).

Other Income. Other income was $0.2 million in the first half of fiscal 2014 down $0.2 million from the first half of last year due to the sale of the Salem, New Hampshire facility in early calendar 2014. This facility, in fiscal 2013, had provided approximately $25,000 per month in rental income. Other income will fluctuate based on short term market interest rates and the level of investable cash balances.

Interest Expense. Interest expense consists mainly of interest on Company borrowings and deferred items. Interest expense in the first half of fiscal 2014 and fiscal 2013 was less than $0.1 million. Interest expense has remained relatively low and has declined due to the continuing low level of the 30-day London Inter-Bank Offer Rate (LIBOR) interest rate, and the low level of Company borrowings. There was no outstanding loan balance for the first six months of fiscal 2014 and an $8.0 million balance outstanding for four months of the first six months of fiscal 2013. Borrowings under this line bear interest at the 30-day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance. The rate is reset monthly.

Income Taxes.  Income tax expense for the first half of fiscal 2014 was $2.6 million (3.3% of net sales), representing an effective tax rate of 31.3%.  This compares to income tax expense of $3.0 million (3.9% of net sales) for the first half of fiscal 2013, representing an effective tax rate of 32.0%.  The decrease in the effective rate for the first six months is a result of the reinstatement in January 2013 of the Federal Research and Experimentation credit and the mix of foreign and domestic taxable income, year over year. The projected effective tax rate for fiscal 2014, absent one-time events and adjusted for the expiration of the Federal Research and Experimentation credit in December 2013 is expected to be approximately 29%-30%.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies, estimates, or judgments from those discussed in the Company’s 2013 Annual Report on Form 10-K.

Liquidity and Capital Resources

Net cash provided by operations for the first six months of fiscal 2014 was $11.4 million and resulted primarily from the level of net income before depreciation, amortization and non-cash equity based compensation expense. The positive cash flow from net income for the first quarter of fiscal 2014 was further augmented by a $3.0 million increase in accounts payable which was off-set by a $2.2 million increase in inventory due to increasing customer demand and expected second half shipment levels and a $1.1 million pay-down of accrued expenses.

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

Net cash provided by investing activities in the first six months of fiscal 2014 was $5.6 million and consisted of $3.8 million used for capital additions and $0.3 million used to acquire Cellular Machines, which was off-set by $9.2 million provided by maturities and sales of marketable debt securities and $0.6 million provided by proceeds from the sale of fixed assets and the payment for the condemnation of the Company’s leased facility in China. Net cash provided by investing activities in the first six months of fiscal 2013 was $12.1 million and consisted of $9.1 million provided by maturities of marketable debt securities plus $5.2 million provided by proceeds from the sale and leaseback of the Company’s Salem, NH manufacturing facility, partially offset by $2.2 million used for capital additions.

Net cash provided by financing activities was $0.6 million in the first six months of fiscal 2014 and consisted of $3.4 million of cash and tax benefits provided by the exercise of stock options, partially offset by $2.8 million used to purchase approximately 108,000 treasury shares. Net cash used in financing activities was $10.1 million in the first six months of fiscal 2013 and consisted of $8.0 million provided by borrowings under the Company’s credit facility, $2.0 million of cash and tax benefits provided by the exercise of stock options, partially offset by $20.1 million used to purchase approximately 1.1 million treasury shares.

During the remainder of fiscal 2014, the Company anticipates that its primary cash requirement will be for capital expenditures. Capital additions for the remainder of fiscal 2014 are expected to be in the range of $3.0 - $4.0 million, (4-5% of anticipated sales), and will be funded from existing cash and cash equivalents, and expected cash flow generated by operations.

The Company has a $50.0 million revolving credit facility with its principal bank and currently has no balance outstanding under the facility. Borrowings on the line of credit bear interest at the 30-day LIBOR rate, plus 100 to 200 basis points, based upon the Company’s rolling twelve month earnings before interest and taxes and depreciation and amortization (EBITDA) performance

At December 31, 2013, the Company had approximately $62.1 million in cash and cash equivalents. Included in the Company’s cash and cash equivalents balance is $9.6 million that is deposited in banks in China. The Company has had positive operating cash flow for over twelve years, and believes that its cash requirements for the foreseeable future will be satisfied by currently invested cash balances and expected cash flows from operations.

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

As of December 31, 2013, the Company had no borrowings outstanding under its Line with Key Bank National Association for which principal amounts are due in August 2014. The Line bears interest at the 30-day London inter-bank offer rate (LIBOR), plus 100 to 200 basis points, or at the Lender’s prime rate, plus 0 to 75 basis points, based upon the Company's earnings before interest and taxes and depreciation and amortization (EBITDA) performance at the end of each quarter as measured by the leverage ratio, total indebtedness divided by EBITDA. The Company pays a commitment fee (10 to 40 basis points) for any unused portion of the Line, up to $50 million, based upon the same EBITDA formula identified above.

Forward-Looking Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “project,” “will,” “continue” and similar expressions of a future or forward-looking nature. Forward-looking statements may include discussions concerning revenue, expenses, earnings, cash flow, impairments, losses, dividends, capital structure, market and industry conditions, premium and commission rates, interest rates, contingencies, the direction or outcome of regulatory investigations and litigation, income taxes and the Company’s operations or strategy. These forward-looking statements are based on management’s current views with respect to future results. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) the acquisition may not be consummated in a timely manner, if at all; (2) the definitive acquisition agreement may be terminated in circumstances that require the Company to pay a termination fee or reimburse certain expenses; (3) the two putative class action lawsuits filed by purported shareholders of Anaren; (4) the diversion of management’s attention from the Company’s ongoing business operations; (5) the failure of the acquiror to obtain the necessary financing to complete the acquisition; (6) the effect of the announcement of the acquisition on the Company’s business relationships, operating results and business generally; and (7) the failure to obtain the requisite approvals to the acquisition, such as shareholder approval. Additional factors are set forth in Anaren’s filings with the SEC, including its Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on August 12, 2013 and its subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8−K, which factors are incorporated herein by reference. Forward-looking statements speak only as of the date on which they are made. Anaren expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 4.          Controls and Procedures

A. Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”) as of December 31, 2013.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

B. Changes in Internal Control Over Financial Reporting

There were no changes in the registrant’s internal control over financial reporting during our fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II          Other Information

Item 1.          Litigation
The Company is currently defending two putative class action lawsuits filed in connection with the Merger Agreement by purported shareholders of Anaren in New York State Supreme Court, Onondaga County, which have been consolidated.  The Company believes that the action is without merit and does not believe that the consolidated law suit will have a material impact on the condensed consolidated financial statements.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

 (c) Issuer Purchases of Equity Securities

On November 9, 2012, the Board of Directors increased by an additional 1,500,000 the number of shares that the Company was authorized to repurchase in the open market or by privately negotiated transactions through its previously announced stock repurchase program. The program, which may be suspended at any time without notice, has no expiration date. The following table sets forth information regarding shares repurchased and purchasable under the program during and as of the end of the periods indicated. On December 31, 2013, 1,216,777 shares remained authorized for purchase, depending on market conditions.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2013	-	-	-	1,261,027
November 2013	44,250	$27.74	44,250	1,216,777
December 2013	-	-	-	1,216,777
Total	44,250	$27.74	44,250	1,216,777

Item 6.          Exhibits

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anaren, Inc.
(Registrant)

Date: January 28, 2014	/s/ Lawrence A. Sala
Lawrence A. Sala
President & Chief Executive Officer

Date: January 28, 2014	/s/ George A. Blanton
George A. Blanton
Sr. Vice President, Chief Financial Officer
and Treasurer